Form 10-K
period 2010-12-31
Radiation Therapy Services Holdings, Inc.
filed 2011-03-11
CIK 1503518

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-170812

RADIATION THERAPY SERVICES HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-1747745 (I.R.S. Employer Identification No.)
2270 Colonial Boulevard Fort Myers, Florida (Address Of Principal Executive Offices)	33907 (Zip Code)

(239) 931-7275
(Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          None of the voting or non-voting common equity of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of common equity of the registrant.

          As of February 1, 2011, there were 1,000 shares of the registrant's common stock, $0.01 par value per share, issued and outstanding, all of which are 100% owned by Radiation Therapy Investments, LLC.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

FORWARD LOOKING STATEMENTS

        Some of the information set forth in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts are based on certain assumptions by management. These statement are often identified by the use of words such as "may," "will," "expect," "plans," "believe," "anticipate," "intend," "could," "estimate," or "continue" and similar expressions or variations, and are based on the beliefs and assumptions of our management based on information then currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks discussed herein under the heading "Risk Factors." We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements

ii

PART I

Item 1.    Business

        References in this Annual Report on Form 10-K to "we", "us", "our" and "the Company" are references to Radiation Therapy Services Holdings, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise or unless indicated otherwise. References in this Annual Report on Form 10-K to "Parent" are references to Radiation Therapy Services Holdings, Inc. and not to its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates. References in this Annual Report on Form 10-K to "our treatment centers" refer to owned, managed and hospital based treatment centers.

 Our Company

        We are a leading provider of advanced radiation therapy services to cancer patients primarily in the United States. We offer a comprehensive range of radiation treatment alternatives, and focus on delivering academic-quality, cost-effective patient care in a personal and convenient setting. Our first radiation treatment center opened in 1983, and as of December 31, 2010, we owned or operated 95 treatment centers, 89 of which are freestanding facilities with the six remaining facilities operated in partnership with hospitals and other groups. Our treatment centers, most of which operate under the 21st Century Oncology brand, are strategically clustered in 28 local markets in 16 states. We hold market leading positions in most of our local markets.

        We believe we are the largest company in the United States focused principally on providing radiation therapy, and we believe our size provides us with competitive advantages. We have significant clinical and technological resources available within our national network of local providers, which assist our physicians in accessing the latest advances in research and technology and in delivering the most effective treatments to our patients. Our nationwide presence also enables us to implement best practices and share new ideas and information across our network. We are able to leverage our scale by recruiting, developing and training key clinical personnel. For instance, we operate our own dosimetry and radiation therapy schools and have an affiliated physics program. These in-house capabilities, combined with senior physician leadership, a premier medical board and substantive training and mentoring programs, have allowed us to deliver superior and innovative patient care with the highest quality standards across our centers. Furthermore, our operational infrastructure and network's size affords advantages in areas such as purchasing, recruiting, billing and information systems.

        Our operating philosophy is centered upon using the latest available and most advanced technology, and employing leading radiation oncologists to deliver a variety of treatment options to our patients in each local market. To implement this philosophy, we invest in new software and equipment with the goal of equipping each local market with state-of-the-art technology that facilitates better clinical results. Through the use of advanced tools we can improve therapeutic outcomes by precisely targeting cancerous cells and tumors while sparing healthy, surrounding tissues and organs. We are also able to adapt and refine treatments as tumors shrink or change position. We have continued to attract and retain talented physicians and staff by providing opportunities to work in an environment that has a clinical and research focus, superior end-to-end resources, and high quality patient care. In addition, in certain local markets we have integrated with physicians in closely related medical specialties in order to provide a continuum of care for cancer patients. We have organized our Company into eight regional reporting units by geographic locations. We have eight regional directors that report to our Senior Vice President, Director of Regional Operations. Each regional director is responsible for the overall performance of their respective regions.

        We have built a national platform of treatment centers while increasing both the revenue and profitability of the Company. Since the beginning of 2003, we have internally developed 26 treatment centers and acquired 37 existing treatment centers, and from 2007 to 2010, increased revenues at a compound annual growth rate of 11.7%. We believe that as our scale continues to increase, our network of collaborative care along with our operational and financial resources will not only differentiate us from many of our competitors, but will also enhance our attractiveness to patients, referral sources, potential employees and acquisition targets. For the year ended December 31, 2010, our total revenues were $544.0 million.

        On October 19, 2007, our wholly owned subsidiary, Radiation Therapy Services, Inc. ("RTS"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Radiation Therapy Investments, LLC ("RT Investments"), Parent and RTS MergerCo, Inc., a wholly owned subsidiary of Parent, pursuant to which RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the "Merger"). Upon completion of the Merger, each share of RTS's common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments' management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the "Closing"). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly owned indirect subsidiary of RT Investments, and Vestar Capital Partners, Inc. ("Vestar") and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. As a result, Vestar and its affiliates currently control approximately 83% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS's common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (Class B and C non-voting equity units) from an equity pool representing up to 13% (as of immediately following the Closing) of the common equity value of RT Investments. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments. Prior to the Closing, RTS existed as a public company having completed its initial public offering in June 2004.

        Radiation Therapy Services Holdings, Inc. is a Delaware corporation and was incorporated October 9, 2007. Our principal executive office is located at 2270 Colonial Boulevard, Fort Myers, Florida and our telephone number is (239) 931-7275.

Our Industry

        According to industry experts, the United States radiation therapy market was estimated to be approximately $8 billion in 2009. The market's growth is driven by the increasing number of cancer diagnoses and the development and use of increasingly effective technologies that enable more types of cancer-related tumors to be treated with radiation therapy. The American Cancer Society estimated that approximately 1.5 million new cancer cases were diagnosed in the United States in 2010. As the U.S. population ages, the number of cancer diagnoses is expected to continue to increase, as approximately 78% of all cancers are currently being diagnosed in people over the age of 55. Radiation therapy is a primary treatment method for cancer and, according to the American Society for Therapeutic Radiology and Oncology ("ASTRO"), nearly two-thirds of patients diagnosed with cancer receive radiation therapy during their illness. Radiation therapy's share of the cancer treatment market has increased as a result of new radiation therapy technologies that better target cancerous tumors and lead to fewer side effects as compared to other forms of treatment and to previous radiation therapy treatments.

        Radiation therapy is used to treat the most common types of cancer, including prostate, breast and lung cancer. Radiation therapy uses high-energy particles or waves, such as x-rays, to destroy cancer cells by delivering high doses of radiation to the tumor through a special piece of equipment, known as a linear accelerator. In addition, when a cure is not possible, radiation therapy is often able to shrink tumors thereby reducing pressure or pain while also relieving other symptoms of the cancer to enhance a patient's quality of life.

        Although the majority of cancer patients receive radiation therapy treatment, individuals diagnosed with cancer may also undergo surgery, chemotherapy and/or biological therapy. Physicians generally choose the appropriate treatment or combination of treatments based upon the type of cancer, its stage of development and where the cancer is located. Radiation therapy patients are usually referred to a treatment center or a radiation oncologist by urologists, breast surgeons, general oncologists and general surgeons, in addition to other sources.

        Recent research and technological advances have produced new, advanced methods for radiation treatment. These advanced methods result in more effective treatments that deliver the necessary doses of radiation while minimizing the harm to healthy tissues that surround the tumor. This is accomplished by modulating the intensity across the tumor and reducing the amount of radiation leakage resulting in fewer side effects and complications as well as an enhanced quality of life. For instance, new stereotactic radiosurgery planning and equipment, combined with tumor tracking or respiratory gating techniques, allow cancers located in the lung and liver to be treated with significantly fewer high dose radiation treatments and higher control rates, which results in less dosage to normal lung or liver tissue and leads to fewer side effects than before. With the discovery of new, innovative means to deliver radiation therapy and the increasing awareness of advanced treatments with reduced side effects by patients and physicians, radiation therapy is expected to be a preferred method for treating cancer.

        The radiation therapy market is highly fragmented. Currently, there are over 2,200 locations providing radiation therapy in the U.S., of which approximately 960 were freestanding, or non-hospital based, treatment centers. Further, approximately 30% of freestanding treatment centers are affiliated with the largest four provider networks, which includes RTS.

Service and Treatment Offerings

        We believe our radiation treatment centers are distinguishable from those of many of our competitors because we offer patients a full spectrum of radiation therapy alternatives, including many advanced treatment options that are not otherwise available in certain geographies or offered by other providers. Our radiation treatment services include external beam therapies, such as conformal beam treatment, intensity modulated radiation therapy and stereotactic radiosurgery, as well as internal radiation therapy such as high-dose and low-dose rate brachytherapy. In addition, we utilize various supplementary technologies, including image guided radiation therapy, Gamma Function, respiratory gating and 3-D conformal treatment planning to improve the effectiveness of the radiation treatments. Finally, we provide an array of complementary support services in the areas of psychological and nutritional counseling as well as transportation assistance, consistent with applicable regulatory guidelines. Radiation therapy is given in one of two ways: externally or internally, with some cancers treated utilizing both radiation therapy approaches. Most people undergoing radiation therapy for cancer are treated with external beam radiation therapy. Radiation therapy is used to treat the most common types of cancers including: prostate, breast, lung and colorectal.

        External Beam Therapy.    External beam radiation therapy involves exposing the patient to an external source of radiation through the use of special equipment that directs radiation at the cancer. Equipment utilized for external beam radiation therapy vary as some are better for treating cancers near the surface of the skin and others are better for treating cancers deeper in the body. A linear accelerator, the most common type of equipment used for external beam radiation therapy, can create both high-energy and low-energy radiation. High-energy radiation is used to treat many types of cancer while low-energy radiation is used to treat some forms of skin cancer. A course of external beam radiation therapy typically ranges from 20 to 40 treatments. Treatments generally are given to a patient once each day with each session lasting for approximately 15 minutes.

        Internal Radiation Therapy.    Internal radiation therapy also called brachytherapy, involves the placement of the radiation source inside the body. The source of the radiation (such as radioactive iodine) is sealed in a small holder called an implant and is introduced through the aid of thin wires or plastic tubes. Internal radiation therapy places the radiation source as close as possible to the cancer cells and delivers a higher dose of radiation in a shorter time than is possible with external beam treatments. Internal radiation therapy is typically used for cancers of the lung, esophagus, breast, uterus, thyroid, cervix and prostate. Implants may be removed after a short time or left in place permanently (with the radioactivity of the implant dissipating over a short time frame). Temporary implants may be either low-dose rate or high-dose rate. Low-dose rate implants are left in place for several days; high-dose rate implants are removed after a few minutes.

        Since all of our treatment centers are clustered into local markets, our treatment centers are distinguished from those of many of our competitors by our ability to offer advanced radiation therapy services. Our advanced radiation treatment services include: image guided radiation therapy, intensity modulated radiation therapy, 3-D conformal treatment planning, stereotactic radiosurgery Gamma Function, respiratory gating and high-dose and low-dose rate brachytherapy.

        The following table sets forth the forms of radiation therapy treatments and advanced services that we offer:

Technologies	Description
External Beam Therapy
Conformal Beam Treatment	Enables radiation oncologists to utilize linear accelerator machines to direct radiation beams at the cancer.
IMRT	Enables radiation oncologists to adjust the intensity of the radiation dose and conform the beam along the entire surface of the tumor. IMRT can also be programmed to angle beams of radiation around normal tissue, thereby sparing healthy organs and reducing side effects.
Stereotactic Radiosurgery	Enables delivery of concentrated, precise, high dose radiation beams to localized tumors. Historically, stereotactic radiosurgery was used primarily for contained lesions of the brain but recent advancements in imaging technologies have allowed more types of tumors to be targeted, therefore broadening the use of stereotactic radiosurgery for extra-cranial cancers.
Internal Radiation Therapy
High-Dose Rate Remote Brachytherapy	Enables radiation oncologists to treat cancer by internally delivering higher doses of radiation directly to the cancer.
Low-Dose Rate Brachytherapy	Enables radiation oncologists to treat cancer by internally delivering lower doses of radiation directly to the cancer over an extended period of time (e.g., prostate seed implants).

Technologies	Description
Advanced Services Used with External Beam Treatment Therapies
IGRT	Enables radiation oncologists to utilize imaging at the time of treatment to localize tumors and to accurately mirror the contour of a tumor from any angle.
Gamma Function	Proprietary capability that for the first time enables measurement of the actual amount of radiation delivered during a treatment. Gamma Function also enables us to verify radiation delivery and compare it to the physician prescription and treatment plans. Further, it provides the physician with information to adjust for changes in tumor size and location, and ensures immediate feedback for adaption of future treatments as well as for quality assurance.
Respiratory Gating	Coordinates treatment beam activation with the respiratory motion of the patient, thereby permitting accurate delivery of radiation dosage to a tumor that moves with breathing, such as lung and liver cancers.
3-D Conformal Treatment Planning	Permits accurate, 3-dimensional rendering of the tumor and surrounding normal organs in order to facilitate an efficient treatment plan maximizing radiation exposure of cancerous tissue and minimizing exposure of healthy tissue.

        Conformal Beam Treatment.    This technology allows the radiation oncologist to utilize a linear accelerator machine to direct radiation beams at the cancer. Utilization of specialized equipment and planning systems allow 3D computer images to be accessed to develop complex plans to deliver highly-conformed (focused) radiation while sparing normal adjacent tissue.

        Intensity Modulated Radiation Therapy.    With IMRT, radiation can be focused at thousands of pinpoints and delivered by varying levels of beam intensity directly to a tumor. Because IMRT uses variable intensity beams, it can be used to treat tumors to higher doses and better spare normal tissue. IMRT technology can be programmed to actually wrap and angle beams of radiation around normal tissue and organs, protecting healthy tissue as it destroys the tumor. As such, IMRT patients typically experience fewer side effects, which helps them to maintain their strength and lead more normal lifestyles during treatment.

        Stereotactic Radiosurgery/Stereotactic Radiotherapy.    Stereotactic radiosurgery/radiotherapy involves a single or a few intense high-dose fraction(s) of radiation to a small area. This form of therapy typically is used to treat tumors that cannot be treated by other means, such as surgery or chemotherapy. Precise calculations for radiation delivery are required. Treatment also requires extensive clinical planning and is provided in conjunction with the referring surgeon and under the direct supervision of a radiation oncologist and a physicist. Stereotactic radiosurgery often involves very careful immobilization of the patient. For example, cranial radiosurgery might involve the use of a neurosurgical head frame to assure precise tumor localization. With recent advances in imaging technologies, stereotactic radiosurgery can now be used to treat extra-cranial cancers to a higher dose with target localization and image verifications. These advances broaden the types of cancers that can be successfully treated with stereotactic radiosurgery.

        Brachytherapy.    Brachytherapy involves the use of surgical and fiberoptic procedures to place high-dose rate or low-dose rate sources of radiation in the patient's body. This technique is used for implantation of sources into the prostate, intraluminal therapy within the esophagus and endobronchial therapy within the lungs, among other places within the body. Prostate seed implants involve the permanent placement of radioactive pellets within the prostate gland.

        High-Dose Rate Remote Brachytherapy.    In high-dose rate remote brachytherapy, a computer sends the radioactive source through a tube to a catheter or catheters that have been placed near the tumor by the specialist working with the radiation oncologist. The radioactivity remains at the tumor for only a few minutes. In some cases, several remote treatments may be required, and the catheters may stay in place between treatments. High-dose rate remote brachytherapy is available in most of our local markets and patients receiving this treatment are able to return home after each treatment. This form of brachytherapy has been used to treat cancers of the cervix, breast, lung, biliary tree, prostate and esophagus. MammoSite® Radiation Therapy is used for partial breast irradiation and works by delivering radiation from inside the lumpectomy cavity directly to the tissue where the cancer is most likely to recur.

        Low-Dose Rate Brachytherapy.    We are actively involved in radioactive seed implantation for prostate cancer, the most frequent application of low-dose rate brachytherapy. There are several advantages to low-dose rate brachytherapy in the treatment of prostate cancer, including convenience to the patient as the patient generally can resume normal daily activities within hours after the procedure. This procedure is performed by a team of physicians and staff with nearly a decade of experience in prostate brachytherapy. During the procedure, radioactive sources or "seeds" are inserted directly into the prostate, minimizing radiation exposure to surrounding tissues while permitting an escalation of the dose concentrated in the area of the cancer.

        All of our markets provide external beam treatments and following is a list of the advanced services and treatments that we offer within each of our 28 local markets and our international center as of December 31, 2010:

								Stereotactic		Brachytherapy
Local market	Year Established	Number of Centers	IMRT	3-D	Gamma	Gating	IGRT	Cranial	Extra- Cranial	High Dose	Low Dose
Lee County—Florida	1983	7	✓	✓	✓	✓	✓	✓	✓	✓	✓
Charlotte/Desoto Counties—Florida	1986	1	✓	✓	✓	✓	✓	✓	✓	✓
Sarasota/Manatee Counties—Florida	1992	5	✓	✓	✓	✓	✓	✓	✓	✓
Collier County—Florida	1993	3	✓	✓	✓	✓	✓	✓	✓	✓
Broward County—Florida	1993	5	✓	✓	✓	✓	✓	✓	✓	✓
Miami/Dade County—Florida	1996	1	✓	✓	✓	✓	✓	✓	✓	✓
Las Vegas, Nevada	1997	5	✓	✓	✓	✓	✓	✓	✓	✓	✓
Westchester/Bronx—New York	1997	3	✓	✓	✓		✓		✓	✓
Mohawk Valley, New York	1998	2	✓	✓	✓		✓	✓	✓	✓
Delmarva Peninsula	1998	3	✓	✓	✓		✓	✓	✓	✓
Northwest Florida	2001	3	✓	✓	✓	✓	✓	✓	✓	✓
Western North Carolina	2002	7	✓	✓	✓		✓	✓	✓	✓	✓
Palm Beach County—Florida	2002	1	✓		✓		✓			✓
Central Kentucky	2003	3	✓	✓	✓	✓	✓	✓	✓	✓
Florida Keys	2003	1	✓	✓	✓		✓	✓	✓	✓
Southeastern Alabama	2003	2	✓	✓	✓	✓	✓	✓	✓	✓
Central Maryland	2003	7	✓	✓	✓	✓	✓	✓	✓	✓
South New Jersey	2004	4	✓	✓	✓		✓			✓
Rhode Island	2004	4	✓	✓	✓		✓
Central Arizona	2005	6	✓	✓	✓		✓	✓	✓	✓	✓
Central Massachusetts	2005	2	✓	✓	✓		✓
Palm Springs, California	2005	4	✓	✓	✓	✓	✓	✓	✓	✓	✓
Los Angeles, California	2006	4	✓	✓	✓		✓		✓	✓	✓
Southeastern Michigan	2006	5	✓	✓	✓		✓	✓	✓	✓
Northern California	2007	2	✓	✓	✓	✓	✓			✓
Eastern North Carolina	2007	2	✓	✓	✓		✓		✓	✓
Northeast Florida	2008	1	✓				✓		✓
South Carolina	2010	1	✓	✓			✓	✓	✓
International	2008	1	✓	✓

		95

        Advanced Services.    We also offer advanced services, such as IGRT, Gamma Function testing, respiratory gating and conformal treatment planning.

        Image Guided Radiation Therapy.    This technology provides the radiation oncologist with a mechanism to achieve increased precision in radiation therapy targeting. The technique utilizes high-resolution x-rays, CT scans or ultrasound imaging to pinpoint internal tumor sites before treatment and overcomes the limitations of conventional skin marking traditionally used for patient positioning. IGRT represents the convergence of medical imaging and high precision external beam therapy.

        Gamma Function.    Gamma Function is a proprietary capability that for the first time enables measurement of the actual amount of radiation delivered during a treatment. This technology consists of an x-ray detector that measures the output of a radiation beam as it exits from the patient, and software that calculates the dose received by the patient from this output measurement. Additional software then performs a statistical comparison of the calculated dose with the planned radiation dose and notifies the radiation oncologist of any significant deviations between the treatment plan and the actual dose delivery. This provides the physician with information to adjust for changes in tumor size and location and ensures immediate feedback for adaption of future treatments as well as for quality assurance.

        Respiratory Gating.    This noninvasive technique allows radiation targeting and delivery to account for respiratory motion in the treatment of cancers in the lung and upper abdomen, protecting healthy structures while directing higher doses of radiation to the tumor. Respiratory gating matches radiation treatment to a patient's respiratory pattern. When a person breathes, the chest wall moves in and out, and any structures inside the chest and upper abdomen also move. In the past, when radiation beams were aimed at a target inside those areas of the body, movement had to be accounted for by planning a large treatment area. With respiratory gating, radiation treatment is timed to an individual's breathing pattern with the beam delivered only when the tumor is in the targeted area.

        3-D Conformal Treatment Planning.    3-D conformal treatment planning and computer simulation produces an accurate image of the tumor and surrounding organs so that multiple radiation beams can be shaped exactly to the contour of the treatment area. Because the radiation beams are precisely focused, nearby normal tissue is spared from radiation. In 3-D conformal treatment planning, state-of-the-art radiation therapy immobilization devices and computerized dosimetric software are utilized so that CT scans can be directly incorporated into the radiation therapy plan.

Our Business Strengths

        We believe that the following competitive strengths have allowed us to achieve and maintain our position as a leading provider of radiation therapy:

        National Platform with Strong Local Market Positions—We currently serve patients in 28 local markets across 16 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island and West Virginia. Most of our treatment centers are strategically clustered into regional networks (which we refer to as our local markets) in order to leverage our clinical and operational expertise over a larger patient population and maximize our investment in advanced technologies. For example, our local markets enable us to share scarce and expensive medical physicists, who are critical in the process of developing the radiation treatment plan for each patient as well as making sure the equipment is properly calibrated. We generally have two physicists at three to four treatment centers in each of our local markets (as opposed to in each treatment center) which increases resource utilization and provides enhanced treatment consistency. In addition, we are able to provide our patients with a full technological spectrum, including less common treatment alternatives, by equipping each of our local markets, as opposed to each treatment center, with the necessary technology and know-how and thus doing so on a more cost-effective basis. Our scale also allows us to serve as a center for leading clinical research and technological advances, which helps us attract and retain talented radiation oncologists, physicists and other professionals. Furthermore, our national platform, reputation, recruiting ability and market knowledge enable us to respond quickly and efficiently to new acquisition as well as de novo opportunities. Since the beginning of 2003, we have acquired or developed 63 treatment centers and entered into 16 new local markets. Finally, our centralized approach to business functions such as purchasing, accounting, administration, billing and information technology enables us to leverage economies of scale in various direct and indirect costs.

        Best in Class Clinical and Technological Platform—We believe that we have best in class technology, which allows us to provide the highest quality of care and clinically advanced treatment options to our patients. We periodically upgrade our equipment and technology, and we believe they will require minimal maintenance capital expenditures in the near future. We believe we are the market leader in the utilization of advanced technologies, such as IMRT, IGRT and our recently-developed Gamma Function. These technologies are more effective at treating many forms of cancer than other, older technologies such as conformal beam. Our continuous and early adoption of technology platforms has allowed us to implement and share technology and our knowledge across our centers very quickly and therefore enhance clinical expertise within the Company and the industry overall. Our Chief Technology Officer, who is certified in radiotherapy physics, has received numerous awards, serves as an adjunct professor and is a published author in a variety of fields and has spent 20 years in his current role with the Company managing 66 physicists and an internal radiation equipment development and maintenance team. Our Senior Vice President of Clinical Operations has been with the Company for 10 years and is a leading radiation oncologist who conducts radiation therapy research projects, publishes professional journal articles and presents at national cancer treatment meetings. These members of management and the teams that they lead provide both technical and clinical expertise throughout our network, enhancing the level of patient care, safety, and quality control. We feel our clinical and technological platform provides us with a significant competitive advantage in attracting new professional talent, upgrading equipment and operations of acquired centers, and the opportunity to distinguish ourselves with referral sources, payers and patients.

        Leading Radiation Oncologists—We have been successful in recruiting, acquiring practices from, and retaining radiation oncologists with excellent academic and clinical backgrounds who we believe have potential for professional growth. Our approximately 112 radiation oncologists have an average of over 17 years of experience and we believe our most senior clinical leadership are regarded as industry leaders. As a physician-led organization, we value superior training, research capabilities and mentoring. In addition to being educated and trained at some of the world's most prestigious and well recognized medical training centers and universities, our physicians have held positions in radiation oncology's elite research institutes, societies and regulatory bodies. These institutions and societies include ASTRO, ACRO, AFROC and Radiation Therapy Oncology Group. Our clinical leadership also publishes frequently as academic contributors, having co-authored numerous white papers, radiation therapy research projects, and empirical studies in a wide range of international and domestic medical journals. We attract and retain our existing physicians by:

  •
  offering them the opportunity to join an established team of leaders in the field of radiation oncology;

  •
  enabling them to maximize clinical results through the sharing of best practices;

  •
  providing them access to advanced technologies and resources, including superior clinical personnel;

  •
  offering them the opportunity to develop expertise in advanced treatment procedures;

  •
  enabling them to conduct research and encouraging them to publish their results;

  •
  providing them with a vast history and amount of data to study protocols and outcomes of various treatment alternatives;

  •
  providing them with the opportunity to earn above the national average compensation for radiation oncologists together with the benefits associated with an employment-based model; and

  •
  offering them administrative and support services to assist in the management and operation of practices.

        Favorable Industry Dynamics—Cancer treatment is a large and growing market. In 2006, there were approximately 11.4 million people living with cancer or with a history of cancer in the United States. The market has been growing, with approximately 1.5 million new cases being diagnosed in the United States in 2010. Radiation therapy remains a core treatment for cancer with nearly two-thirds of cancer patients receiving radiation therapy during their illness. The U.S. radiation therapy market was estimated to be approximately $8 billion in 2009. We believe that several factors will contribute to the continued expansion of the cancer treatment market and increased utilization of radiation therapy as one of the primary treatment methods, including:

  •
  the increased life expectancy and aging of the American population, which is likely to drive an increase in the incidence of the disease as approximately 78% of all cancers are diagnosed in people over the age of 55;

  •
  the advent of advanced radiation treatment technologies that expand the base of cancers that are treatable with radiation therapy;

  •
  radiation therapy being less invasive than surgery;

  •
  radiation therapy having fewer side effects than chemotherapy; and

  •
  increasing patient knowledge and awareness of various treatment alternatives leading to higher utilization of advanced procedures that more effectively spare healthy tissue, reduce complications and side effects and improve quality of life.

        Stable and Growing Business with Strong Operating Cash Flow—There are several underlying factors that we believe contribute to the stability and growing performance of our business; most notably, the aging of the U.S. population and resultant rise in cancer cases, and that radiation therapy remains a primary tool used to treat cancer. Additionally, our growth is attributable to our utilization of more advanced treatment technologies, which typically generates higher revenue growth and higher margins. In addition to stable and growing revenues, our base business includes characteristics that produce significant operating cash flow such as low operating costs and minimal working capital needs. The generation of operating cash flow allows us to either reinvest in our business through capital expenditures and growth initiatives and/or reduce indebtedness, each as determined by our business and financial strategies.

        Strong Track Record of Successful Acquisitions and De Novo Facility Development—We have grown at a measured pace through a focused strategy of acquisitions and development of freestanding and hospital-based treatment centers. Since the beginning of 2003, we have acquired 37 treatment centers and have a successful track record of integrating our acquisitions as a result of our ability to leverage regional resources and technology, improve the mix of treatments, and put in place more favorable contracts for insurance and medical supplies that take advantage of our size. We have a deep corporate development team and unique market analysis software that enables us to proactively identify and prioritize acquisition targets based on demographics, payer landscape and competition, among other things. The radiation therapy market is highly fragmented, as approximately 30% of the market's freestanding centers are affiliated with the four largest provider networks, which includes Radiation Therapy Services, Inc. As a result, we believe our pipeline of potential targets is robust and acquisitions will remain a significant part of our core growth strategy. As a leading national platform company in the industry, we believe we are a preferred acquirer in light of the services and benefits we can offer.

        Since the beginning of 2003, we have also developed 26 de novo treatment centers and we continue to seek opportunities to develop additional de novo treatment centers as a means to strengthen our local market share. De novo treatment centers allow us to penetrate underserved markets or extend our local network and typically require lower initial capital expenditures. De novo treatment centers typically generate positive cash flow within six months after opening in an existing market and twelve to fifteen months after opening in a new market.

        Experienced and Committed Management Team and Equity Sponsor—Our senior management team, several of whom are practicing radiation oncologists, has extensive public and private sector experience in healthcare, in particular radiation oncology. Excluding our recently appointed Chief Financial Officer, our senior management team has been with us for an average of 17 years and averages approximately 24 years in the radiation therapy industry. Since 1999, members of our management team have helped to grow the Company from $56.4 million in total revenues to $544.0 million of total revenues for the year ended December 31, 2010. This growth has occurred both organically and through the integration of 45 treatment centers acquired since 1999. In addition, our equity sponsor, Vestar, has considerable experience making successful investments in a wide variety of industries, including healthcare.

Our Business Strategy

        We believe we are in a superior position relative to our competitors to capitalize on the opportunities in our market given our size, market locations, access to capital and clinical expertise as well as our experienced physician base and management team. The key elements to our strategy are:

        Maintain Emphasis on Service and Quality of Care—We focus on providing our patients with an environment that minimizes the stress and uncertainty of being diagnosed with and treated for cancer. We aim to enhance patients' overall quality of life by providing technologically advanced radiation treatment alternatives that deliver more effective radiation directly to cancerous cells while minimizing harm to surrounding tissues and reducing side effects. As an example, one of our most recent technologies, Gamma Function, provides enhanced quality control during treatment delivery. Gamma Function effectively measures the radiation byproduct, or throughput, as the beam exits the body, thereby measuring the accuracy of the radiation delivery to the prescribed tumor site and giving the physician more frequent opportunities to re-design treatment plans during a course of an overall treatment regimen. Additionally, we verify every accelerator's output daily and voluntarily re-calibrate each machine annually using the services provided by the M.D. Anderson Radiation Physics Center at the University of Texas to ensure that our stringent quality control standards are met. We have a compliance program that is consistent with guidelines issued by the OIG of the DHHS. Our compliance team, led by a senior officer who has been with the Company since 2004, coupled with our in-house physics and maintenance departments, complements our front-end focus on employing the best physicians and using the most advanced technologies to provide our patients with superior care in a safe and quality-controlled environment.

        Our treatment centers are designed to deliver high-quality radiation therapy in a patient-friendly environment and are generally located in convenient, community-based settings. We make every effort to see patients within 24 hours of a referral and to begin treatment as soon as possible thereafter. In addition, our radiation oncologists are available to patients at any time to discuss proposed treatments, possible side effects, and expected results of treatment. Finally, we offer support services in the areas of psychological and nutritional counseling as well as transportation assistance, consistent with applicable regulatory guidelines, each of which improves the patient experience. We believe our focus on patient service enhances the quality of care provided, differentiates us from other radiation therapy providers and strengthens our relationships with referring physicians.

        Increase Revenue and Profitability of Our Existing Treatment Centers—We plan to continue to provide capital, support and technology to our existing centers to drive increased treatment volume, improve treatment mix, and leverage our strong market presence to generate operating efficiencies. We believe our scale and strategy of clustering treatment centers in local markets provide unique advantages for driving referrals, improving payer relationships and enhancing our clinical reputation, all of which lead to growth in patient volume. To drive increased operational efficiencies and increased profitability initiatives, in 2009 we refined our operating infrastructure to delineate between operating and clinical management at the senior management level. We now have eight regional directors each with separate responsibility for business operations within their region. In concert with a newly revamped clinical board staffed with internal and external thought leaders in radiation oncology, this has allowed us to identify, measure and execute on opportunities for expense reduction and enhanced profitability. An example of one such initiative undertaken in 2009 was a more efficient approach to market optimization. Working with both the clinical and regional operations teams, we were able to recognize areas for improved technological coverage as well as identify a number of centers for closure as the existing patient volume could be serviced with a smaller, lower cost configuration of centers. Going forward, we believe this dual operating and clinical structure will not only continue to help us focus on increasing operating leverage but also more quickly facilitate the penetration of advanced technology and treatment methods across our centers, which enhances our overall treatment mix as newer technologies and treatments replace those that are older and less effective. We believe benefits resulting from leveraging our network of centers will continue to grow as we expand the platform through strategic acquisitions and internally developed treatment centers.

        Continue to Lead in Clinical Excellence—For more than 20 years, we believe we have differentiated ourselves from other industry participants by proactively investing in a superior, research-driven clinical and technological infrastructure that has advanced our clinical treatment capabilities. As early as 1989, we founded, and still run, the only fully accredited privately-owned radiation therapy and dosimetry schools in the country. In addition, we have an affiliated physics program with the University of Pennsylvania. As a result, we have recruited, trained, certified and retained many highly-talented medical physicists, dosimetrists and radiation therapists. Further, we have consistently invested in industry-leading and revolutionary technologies, through partnerships with renowned research institutes, proprietary experimental research entities and other for-profit businesses. We have also, through our own research initiatives and resources, developed and implemented treatment technologies exclusive to the Company. For example, Gamma Function (more fully described above) is an in-house developed software tool that we use to measure the quality of radiation therapy delivered to our patients. Currently, we are exploring more formalized initiatives to use our vast amount of data to lead and support studies and programs measuring quality outcomes of various treatment protocols.

        Expand Through Acquisitions—Acquisitions are an important part of our expansion plan, and we have invested in unique tools and a substantial infrastructure to capitalize on acquisition opportunities. We will seek to enter new local markets and grow our existing markets through the acquisition of established treatment centers with leading radiation oncologists, meaningful local market share and significant growth prospects. The foundation of our acquisition strategy is the implementation of our proven operating model at each of our newly acquired treatment centers. This includes upgrading existing equipment and technologies where applicable, enhancing treatment mix, introducing advanced therapies and services, providing clinical expertise and enabling our new physicians and patients to access our broad network of centers, contracts and resources. For example, our existing physicians and clinical experts are often able to educate the physicians at our acquired centers on the clinical benefits of using advanced technologies such as IMRT and IGRT, thereby increasing the penetration of these services in the center's overall treatment mix and resulting in higher average revenue per treatment, increased profitability and improved patient care. We are currently considering a number of acquisition opportunities, some of which could be material.

        Develop New Treatment Centers in Existing and New Markets—We plan to develop treatment centers to expand our existing local markets and selectively enter new local markets. As of December 31, 2010, we have one replacement de novo treatment center under development. We have significant experience in the design and construction of radiation treatment centers, having internally developed 26 treatment centers since the beginning of 2003. In 2009, we opened de novo treatment centers in Hammonton, New Jersey; Indio, California; Fort Myers, Florida; Southbridge, Massachusetts; Gilbert, Arizona; Providence, Rhode Island and Yucca Valley, California, and in 2010, we opened de novo treatment centers in Pembroke Pines, Florida and Los Angeles, California. We evaluate potential expansion into new and existing local markets based on demographic characteristics, pre-existing relationships with physicians or hospitals, the competitive landscape and the payer and regulatory environments. Our newly-developed treatment centers typically achieve positive cash flow within six to fifteen months after opening, depending upon whether it is an existing or new market, and the use of third party organizations minimizes our up front capital requirements. We may also from time to time enter new local markets through strategic alliances and joint ventures.

        Expand Through Affiliations with Other Oncologists and Specialists—In select local markets, it may be advantageous to affiliate with physicians in medical specialties that are not primarily focused on radiation oncology, but are involved in the continuum of care for cancer patients. We may pursue these affiliations when opportunities arise to provide our patients with a more comprehensive treatment team to better target and treat tumors. In these instances, we believe we can further strengthen both our clinical working relationships and our standing within the local medical community. We currently operate as a multi-specialty group practice in a limited number of our markets, principally with other oncologists, including gynecological, surgical oncologists, and urologists.

Operations

        We have 28 years of experience operating radiation treatment centers. We have developed an integrated operating model, which is comprised of the following key elements:

        Treatment Center Operations.    Our treatment centers are designed specifically to deliver high-quality radiation therapy in a patient-friendly environment. A treatment center typically has one or two linear accelerators, with additional rooms for simulators, CT scans, physician offices, film processing and physics functions. In addition, treatment centers include a patient waiting room, dressing rooms, exam rooms and hospitality rooms, all of which are designed to minimize patient discomfort.

        Cancer patients referred to one of our radiation oncologists are provided with an initial consultation, which includes an evaluation of the patient's condition to determine if radiation therapy is appropriate, followed by a discussion of the effects of the therapy. If radiation therapy is selected as a method of treatment, the medical staff engages in clinical treatment planning. Clinical treatment planning utilizes x-rays, CT imaging, ultrasound, PET imaging and, in many cases, advanced computerized 3-D conformal imaging programs, in order to locate the tumor, determine the best treatment modality and the treatment's optimal radiation dosage, and select the appropriate treatment regimen.

        Our radiation treatment centers typically range from 5,000 to 12,000 square feet, have a radiation oncologist and a staff ranging between ten and 25 people, depending on treatment center capacity and patient volume. The typical treatment center staff includes: radiation therapists, who deliver the radiation therapy, medical assistants or medical technicians, an office financial manager, receptionist, transcriptionist, block cutter, file clerk and van driver. In markets where we have more than one treatment center, we can more efficiently provide certain specialists to each treatment center, such as physicists, dosimetrists and engineers who service the treatment centers within that local market.

        Standardized Operating Procedures.    We have developed standardized operating procedures for our treatment centers in order to ensure that our professionals are able to operate uniformly and efficiently. Our manuals, policies and procedures are refined and modified as needed to increase productivity and efficiency and to provide for the safety of our employees and patients. We believe that our standard operating procedures facilitate the interaction of physicians, physicists, dosimetrists and radiation therapists and permit the interchange of employees among our treatment centers. In addition, standardized procedures facilitate the training of new employees.

        Coding and Billing.    Coding involves the translation of data from a patient's medical chart to our billing system for submission to third-party payers. Our treatment centers provide radiation therapy services under approximately 60 different professional and technical codes, which determine reimbursement. Our Medical Director and Chief Compliance Officer along with our certified professional coders work together to establish coding and billing rules and procedures to be utilized at our radiation treatment centers providing consistency across centers. In each radiation treatment center, our certified coders are in charge of executing these rules and procedures with the trained personnel located at each treatment center. To provide an external check on the integrity of the coding process, we conduct internal audits and have also retained the services of a third-party consultant to review and assess our coding procedures and processes on a periodic basis. Billing and collection functions are centrally performed by staff at our executive offices.

        Management Information Systems.    We utilize centralized management information systems to closely monitor data related to each treatment center's operations and financial performance. Our management information systems are used to track patient data, physician productivity and coding, as well as billing functions. Our management information systems also provide monthly budget analyses, financial comparisons to prior periods and comparisons among treatment centers, thus enabling management to evaluate the individual and collective performance of our treatment centers. We developed a proprietary image and text retrieval system referred to as the Oncology Wide-Area Network ("OWAN"), which facilitates the storage and review of patient medical charts and films. We periodically review our management information systems for possible refinements and upgrading. Our management information systems personnel install and maintain our system hardware, develop and maintain specialized software and are able to integrate the systems of the practices we acquire.

        Maintenance and Physics Departments.    We have established maintenance and physics departments which implement standardized procedures for the acquisition, installation, calibration, use, maintenance and replacement of our linear accelerators, simulators and related equipment, as well as to the overall operation of our treatment centers. Our engineers, in conjunction with manufacturers' representatives, perform preventive maintenance, repairs and installations of our linear accelerators. This enables our treatment centers to ensure quality, maximize equipment productivity and minimize downtime. In addition, the maintenance department maintains a warehouse of linear accelerator parts in order to provide equipment backup. Our physicists monitor and test the accuracy and integrity of each of our linear accelerators on a regular basis to ensure the safety and effectiveness of patient treatment. This testing also helps ensure that the linear accelerators are uniformly and properly calibrated. Independent machine verifications are done annually using the services provided by the M.D. Anderson Radiation Physics Center to confirm proper calibrations.

        Total Quality Management Program.    We strive to achieve total quality management throughout our organization. Our treatment centers, either directly or in cooperation with the appropriate professional corporation or hospital, have a standardized total quality management program consisting of programs to monitor the design of the individual treatment of the patient via the evaluation of charts by radiation oncologists, physicists, dosimetrists and radiation therapists and for the ongoing validation of radiation therapy equipment. Each of our new radiation oncologists is assigned to a senior radiation oncologist who reviews each patient's course of treatment through the patient's medical chart using our OWAN. Furthermore, the data in our patient database is used to evaluate patient outcomes and to modify treatment patterns as necessary to improve patient care. We also utilize patient questionnaires to monitor patient satisfaction with the radiation therapy they receive.

        Clinical Research.    We believe that a well-managed clinical research program enhances the reputation of our radiation oncologists and our ability to recruit new radiation oncologists. Our treatment centers participate in national cooperative group trials and we have a full-time, in-house research staff to assure compliance with such trials and to perform related outcome analyses. We maintain a proprietary database of information on over 120,000 patients. The data collected includes tumor characteristics such as stage, histology and grade, radiation treatment parameters, other treatments delivered and complications. This data can be used by the radiation oncologists and others to conduct research, measure quality outcomes and improve patient care. These research and outcome studies often are presented at international conferences and published in trade journals. Through 2010, our radiation oncologists have published more than 640 articles in peer reviewed journals and related periodicals.

        Educational Initiatives.    In 1989, we founded The Radiation Therapy School for Radiation Therapy Technology, which is accredited by the Joint Review Committee on Education in Radiologic Technology. The school trains individuals to become radiation therapists. Upon graduation, students become eligible to take the national registry examination administered by the American Registry of Radiologic Technologists. Radiation therapists are responsible for administering treatments prescribed by radiation oncologists and monitoring patients while under treatment. Since opening in 1989, the school has produced 132 graduates, 65 of whom are currently employed by us.

        Recognizing a growing need for individuals trained in treatment planning, we founded a Training Program for Medical Dosimetry in 2005. A total of 18 trainees/prospective students have completed or are in the process of completing the program in dosimetry. As of December 31, 2010, 15 trainees have completed the program with one senior in progress and two students matriculated effective January 2011. Two students successfully passed the certifying exam administered by the Medical Dosimetry Certification Board in June 2010, with five eligible trainees scheduled to sit for the exam in September 2011. In November 2010, the program applied for initial accreditation via the Joint Review Committee on Education in Radiologic Technology (JRCERT; www.jrcert.org) effective with the matriculation in January 2011 of the two students as members of the January 2011—December 2011 class.

        In addition, we have an affiliated physics program with the University of Pennsylvania.

        Privacy of Medical Information.    We focus on being compliant with regulations under the Health Insurance Portability and Accountability Act of 1996, as modified by Title XIII, subtitle D of the Health Information Technology for Economic and Clinical Health Act (collectively, "HIPAA"), regarding privacy, security and transmission of health information. We have implemented such regulations into our existing systems, standards and policies to ensure compliance.

        Compliance Program.    We have a compliance program that is consistent with guidelines issued by the OIG of the DHHS. As part of this compliance program, we adopted a code of ethics and have a full-time compliance officer at the corporate level. Our program includes an anonymous hotline reporting system, compliance training programs, auditing and monitoring programs and a disciplinary system to enforce our code of ethics and other compliance policies. It also includes a process for screening all employees through applicable federal and state databases of sanctioned individuals. Auditing and monitoring activities include claims preparation and submission and also cover issues such as coding, billing, regulatory compliance and financial arrangements with physicians. These areas are also the focus of our specialized training programs.

Treatment Centers

        As of December 31, 2010, we owned, operated and managed 89 freestanding and six hospital-based treatment centers in our 28 local markets and our international center of which:

  •
  39 were internally developed;

  •
  50 were acquired; and

  •
  six are hospital-based/other group.

        Internally Developed.    As of December 31, 2010, we operated 39 internally developed treatment centers located in Arizona, California, Florida, Maryland, Massachusetts, Nevada, New Jersey, New York, Rhode Island and Mohali, India. In 2009, we developed new treatment centers in Hammonton, New Jersey; Indio, California; Fort Myers, Florida; Southbridge, Massachusetts; Gilbert, Arizona; Providence, Rhode Island and Yucca Valley, California, and in 2010, we opened de novo treatment centers in Pembroke Pines, Florida and Los Angeles, California. Our team is experienced in the design and construction of radiation treatment centers, having developed 17 treatment centers in the past three years. Our newly-developed treatment centers typically achieve positive cash flow within six to fifteen months after opening. The following table sets forth the locations and other information regarding each of our internally developed radiation treatment centers in our local markets as of December 31, 2010:

Treatment Center	Year
Lee County—Florida
Broadway	1983
Cape Coral	1984
Lakes Park	1987
Bonita Springs	2002
Lehigh Acres	2003
Lee Cancer Center	2009
Charlotte/Desoto Counties—Florida
Port Charlotte	1986
Sarasota/Manatee Counties—Florida
Englewood	1992
Sarasota	1996
Venice	1998
Bradenton	2002
Lakewood Ranch	2008
Collier County—Florida
South Naples	1993
North Naples	1999
Northwest—Florida
Destin	2004
Crestview	2004
Miami-Dade County—Florida
Aventura	2007
Palm Beach County—Florida
West Palm Beach(1)	2002
Northeast—Florida
Jacksonville	2008
Las Vegas, Nevada
Henderson*	2000
Fort Apache*	2008
Central Maryland
Owings Mills(2)	2003
Westchester/Bronx—New York
Bronx/Lebanon*	2009
South New Jersey
Hammonton	2009
Rhode Island
Woonsocket(3)	2004
South County(4)	2005
Providence(5)	2007
Providence(6)	2009
Central Arizona
Scottsdale	2007
Gilbert	2009

Treatment Center	Year
Palm Springs, California
Palm Desert*	2005
Rancho Mirage*	2008
Yucca Valley*	2009
Indio*	2009
Central Massachusetts
Southbridge(7)*	2009
Los Angeles, California
Corona*	2008
El Segundo*	2010
International—India
Mohali(8)	2008
Broward County—Florida
Pembroke Pines	2010

*
These radiation therapy treatment centers are operated through an administrative services agreement.

(1)
We own a 50.0% ownership interest in the limited liability company (LLC) that provides radiation oncologists and operates the treatment center; we also provide physics and dosimetry services to the LLC.

(2)
We have a 90.0% ownership interest in this treatment center.

(3)
We have a 62.0% ownership interest in this treatment center.

(4)
We have a 65.0% ownership interest in this treatment center.

(5)
We have a 51.0% ownership interest in this treatment center.

(6)
We have a 45.0% ownership interest in this treatment center.

(7)
We have a 72.5% ownership interest in this treatment center.

(8)
We have a 50.0% ownership interest in this treatment center.

        Acquired Treatment Centers.    As of December 31, 2010, we operated 50 acquired treatment centers located in Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina and West Virginia. Over the past three years, we have acquired 8 treatment centers of which none were acquired in 2009 and of which two was acquired in 2010. We plan to continue to enter new markets through the acquisition of established treatment centers from time to time. As part of our ongoing acquisition strategy, we continually evaluate potential acquisition opportunities.

        The following table sets forth the locations and other information regarding each of the acquired radiation treatment centers in our local markets as of December 31, 2010:

Treatment Center	Year
Broward County—Florida
Plantation	1993
Deerfield Beach	1994
Coral Springs	1994
Tamarac	1999

Treatment Center	Year
Collier County—Florida
South Naples	2008
Northwest Florida
Fort Walton Beach	2001
Florida Keys
Key West	2003
Las Vegas, Nevada
Las Vegas (3 locations)*	2005
Westchester/Bronx—New York
Riverhill*	1998
Delmarva Peninsula
Berlin, Maryland	1998
Salisbury, Maryland	2007
Western North Carolina
Asheville*	2002
Clyde*	2002
Brevard*	2002
Franklin*	2002
Marion*	2002
Rutherford*	2002
Park Ridge*	2003
Central Kentucky
Danville	2003
Louisville(1)	2003
Frankfort	2003
Southeastern Alabama
Dothan	2003
Opp	2006
South New Jersey
Woodbury	2004
Voorhees	2004
Willingboro	2004
Central Maryland
Martinsburg, West Virginia(2)*	2005
Greenbelt, Maryland	2005
Belcamp, Maryland	2005
Bel Air, Maryland	2006
Fairlea, West Virginia	2008
Princeton, West Virginia	2010
Central Arizona
Casa Grande	2007
Sun City (2 locations)	2008
Phoenix	2008
Central Massachusetts
Holyoke*	2005
Los Angeles, California
Santa Monica*	2006
Beverly Hills*	2006

Treatment Center	Year
Southeastern Michigan
Pontiac*	2006
Madison Heights*	2006
Clarkson*	2006
Monroe*	2006
Farmington Hills*	2006
Northern California
Redding(3)*	2007
Mt. Shasta(3)*	2008
Eastern North Carolina
Greenville*	2007
South Carolina
Myrtle Beach	2010

*
These radiation therapy treatment centers are operated through an administrative services agreement.

(1)
We have a 90.0% ownership interest in this treatment center.

(2)
We have a 60.0% ownership interest in this treatment center.

(3)
We have a 57.3% ownership interest in this treatment center.

        Hospital-Based and Other Group Treatment Centers.    As of December 31, 2010, we operated five hospital-based treatment centers and one center with an outside group. We provide services at all of our hospital-based treatment centers pursuant to written agreements with the hospitals. At the Florida treatment center, we provide the services of our radiation oncologists to the outside group and receive the professional fees charged for such services. We also provide physics and dosimetry services on a fee-for-service basis. In 1998, we entered into a joint venture arrangement with a hospital in Mohawk Valley—New York. We have a 37% interest in the joint venture, which provides equipment for the three treatment centers that provide service in the Mohawk Valley local market. We also manage these treatment centers pursuant to an agreement with the hospital. A professional corporation owned by certain of our equityholders provides the radiation oncologists for the treatment centers in Mohawk Valley—New York. In connection with our hospital-based treatment center services, we provide technical and administrative services. Professional services in New York are provided by physicians employed by a professional corporation owned by certain of our officers, directors and equityholders. Professional services consist of services provided by radiation oncologists to patients. Technical services consist of the non-professional services provided by us in connection with radiation treatments administered to patients. Administrative services consist of services provided by us to the hospital-based center. The contracts under which the hospital based treatment centers are provided service are generally three to seven years with terms for renewal. The following table sets forth the locations and other information regarding each of our hospital-based radiation treatment centers in our local markets as of December 31, 2010:

Treatment Center	Year	Professional	Technical	Administrative
Lee County—Florida
Lakes Park(1)	2008	✓	✓
Westchester/Bronx—New York
Northern Westchester(2)	2005		✓	✓
Mohawk Valley—New York
Utica(2)	1998	✓	✓	✓
Rome(2)	1999	✓	✓	✓
Delmarva Peninsula
Seaford, Delaware(3)	2003		✓	✓
Eastern North Carolina
Kinston	2007	✓

(1)
We have a 90.0% ownership interest in this center.

(2)
Professional services are provided by physicians employed by a professional corporation owned by certain of our officers and directors. Our wholly-owned New York subsidiary contracts with the hospital through an administrative services agreement for the provision of technical and administrative services.

(3)
Professional services are provided by physicians employed by a professional corporation owned by certain of our officers and directors. Our wholly-owned Maryland subsidiary contracts with the hospital through an administrative services agreement for the provision of technical and administrative services.

Treatment Center Structure

        Arizona, Florida, Kentucky, Maryland, New Jersey and Rhode Island Treatment Centers.    In Arizona, Florida, Kentucky, Maryland, New Jersey and Rhode Island we employ or contract with radiation oncologists and other healthcare professionals. Substantially all of our Florida, Kentucky, Maryland, New Jersey and Rhode Island radiation oncologists have employment agreements or other contractual arrangements with us. While we exercise legal control over radiation oncologists we employ, we do not exercise control over, or otherwise influence, their medical judgment or professional decisions. Such radiation oncologists typically receive a base salary, fringe benefits and may be eligible for an incentive performance bonus. In addition to compensation, we provide our radiation oncologists with uniform benefit plans, such as disability, retirement, life and group health insurance and medical malpractice insurance. The radiation oncologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice and, with respect to inpatient or hospital services, to become a member of the medical staff at the contracting hospital with privileges in radiation oncology. We are responsible for billing patients, hospitals and third-party payers for services rendered by our radiation oncologists. Most of our employment agreements prohibit the physician from competing with us within a defined geographic area and prohibit solicitation of our radiation oncologists, other employees or patients for a period of one to two years after termination of employment.

        California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina Treatment Centers.    Many states, including California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina prohibit us from employing radiation oncologists. As a result, we operate our treatment centers in such states pursuant to administrative services agreements between professional corporations and our wholly-owned subsidiaries. In the states of California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina, our treatment centers are operated as physician office practices. We typically provide technical services to these treatment centers in addition to our administrative services. For the years ended December 31, 2008, 2009 and 2010 approximately 23.7%, 23.6% and 22.1% of our net patient service revenue, respectively, was generated by professional corporations with which we have administrative services agreements. The professional corporations with which we have administrative services agreements in California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina are owned by certain of our directors, physicians and equityholders, who are licensed to practice medicine in the respective state.

        Our administrative services agreements generally obligate us to provide certain treatment centers with equipment, staffing, accounting services, billing and collection services, management, technical and administrative personnel and assistance in managed care contracting. Our administrative services agreements provide for the professional corporations to pay us a monthly service fee, which represents the fair market value of our services. It also provides for the parties to meet annually to reevaluate the value of our services and establish the fair market value. In California and Nevada, we are paid a fee based upon a fixed percentage of global revenue. In Michigan, we are paid a fee based upon a fixed percentage of net income. In New York and North Carolina, we are paid a fixed fee per procedure. The terms of our administrative services agreements with professional corporations range from 20 to 25 years and typically renew automatically for additional five-year periods. Under related agreements in certain states, we have the right to designate purchases of shares held by the physician owners of the professional corporations to qualified individuals under certain circumstances.

        Our administrative services agreements contain restrictive covenants that preclude the professional corporations from hiring another management services organization for some period after termination. The professional corporations are parties to employment agreements with the radiation oncologists. The terms of these employment agreements typically range from three to five years depending on the physician's experience.

Networking

        Our radiation oncologists are primarily referred patients by: primary care physicians, medical oncologists, surgical oncologists, urologists, pulmonologists, neurosurgeons and other physicians within the medical community. Our radiation oncologists are expected to actively develop their referral base by establishing strong clinical relationships with referring physicians. Our radiation oncologists develop these relationships by describing the variety and advanced nature of the therapies offered at our treatment centers, by providing seminars on advanced treatment procedures and by involving the referring physicians in those advanced treatment procedures. Patient referrals to our radiation oncologists also are influenced by managed care organizations with which we actively pursue contractual agreements.

Employees

        As of December 31, 2010, we employed approximately 2,000 persons. As of December 31, 2010, we were affiliated with approximately 112 radiation oncologists that were employed or under contract with us or our affiliated professional corporations. We do not employ any radiation oncologists in California, Delaware, Massachusetts, Michigan, Nevada, New York or North Carolina due to the laws and regulations in effect in these states. None of our employees are a party to a collective bargaining agreement and we consider our relationships with our employees to be good. There currently is a nationwide shortage of radiation oncologists and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate and manage our treatment centers. In addition to our radiation oncologists, we currently employ 72 urologists, 28 surgeons and surgical oncologists, 14 medical oncologists and four gynecological and other oncologists, three pathologists and four primary care physicians whose practices complement our business in eight markets in Florida as well as our Arizona and Michigan local markets.

Seasonality

        Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods. 28 of our 95 radiation treatment centers are located in Florida.

Insurance

        We are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient for our operations. We maintain professional malpractice liability insurance that provides primary coverage on a claims-made basis per incident and in annual aggregate amounts. Our professional malpractice liability insurance coverage is provided by an insurance company owned by certain of our directors, executive officers and equityholders. The malpractice insurance provided by this insurance company varies in coverage limits for individual physicians. The insurance company also carries excess claims-made coverage through Lloyd's of London. In addition, we currently maintain multiple layers of umbrella coverage through our general liability insurance policies. We maintain Directors and Officers liability insurance.

Competition

        The radiation therapy market is highly fragmented and our business is highly competitive. Competition may result from other radiation oncology practices, solo practitioners, companies in other healthcare industry segments, large physician group practices or radiation oncology physician practice management companies, hospitals and other operators of other radiation treatment centers, some of which may have greater financial and other resources than us. We believe our radiation treatment centers are distinguishable from those of many of our competitors because we offer patients a full spectrum of radiation therapy alternatives, including many advanced treatment options that are not otherwise available in certain geographies or offered by other providers, and which are administered by highly trained personnel and leading radiation oncologists.

Intellectual Property

        We have not registered our service marks or any of our logos with the United States Patent and Trademark Office. However, some of our service marks and logos may be subject to other common law intellectual property rights. We do not hold any patents. Recently, we filed an application to own the rights to a copyright that protects the content of our Gamma Function software code and are awaiting a registration certificate.

        To date, we have not relied heavily on patents or other intellectual property in operating our business. Nevertheless, some of the information technology purchased or used by us may be patented or subject to other intellectual property rights. As a result, we may be found to be, or actions may be brought against us alleging that we are, infringing on the trademark, patent or other intellectual property rights of others, which could give rise to substantial claims against us. In the future, we may wish to obtain or develop trademarks, patents or other intellectual property. However, other practices and public entities, including universities, may have filed applications for (or have been issued) trademarks, patents or other intellectual property rights that may be the same as or similar to those developed or otherwise obtained by us or that we may need in the development of our own intellectual property. The scope and validity of such trademark, patent and other intellectual property rights, the extent to which we may wish or need to acquire such rights and the cost or availability of such rights are presently unknown. In addition, we cannot provide assurance that others will not obtain access to our intellectual property or independently develop the same or similar intellectual property to that developed or otherwise obtained by us.

Government Regulations

        The healthcare industry is highly regulated and the federal and state laws that affect our business are extensive and subject to frequent changes. Federal law and regulations are based primarily upon the Medicare and Medicaid programs, each of which is financed, at least in part, with federal money. State jurisdiction is based upon the state's authority to license certain categories of healthcare professionals and providers, the state's interest in regulating the quality of healthcare in the state, regardless of the source of payment, and state healthcare programs. The significant federal and state regulatory laws that could affect our ability to conduct our business include without limitation those regarding:

  •
  false and other improper claims;

  •
  HIPAA;

  •
  civil monetary penalties law;

  •
  privacy, security and code set regulations;

  •
  anti-kickback laws;

  •
  the Stark Law and other self-referral and financial inducement laws;

  •
  fee-splitting;

  •
  corporate practice of medicine;

  •
  anti-trust;

  •
  licensing; and

  •
  certificates of need.

        A violation of these laws could result in significant civil and criminal penalties, the refund of monies paid by government and/or private payers, exclusion of the physician, the practice or us from participation in Medicare and Medicaid programs and/or the loss of a physician's license to practice medicine. We exercise care in our efforts to structure our arrangements and our practices to comply with applicable federal and state laws. We have a Medicare Compliance Committee and a Corporate Compliance Program in place to review our practices and procedures. Although we believe we are in material compliance with all applicable laws, these laws are complex and a review of our practices by a court, or law enforcement or regulatory authority could result in an adverse determination that could harm our business. Furthermore, the laws applicable to us are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business. No assurance can be given that we will be able to comply with any future laws or regulations.

        We estimate that approximately 47%, 44% and 48% of our net patient service revenue for 2008, 2009 and 2010, respectively, consisted of reimbursements from Medicaid and Medicare government programs. In order to be certified to participate in the Medicare and Medicaid programs, each provider must meet applicable conditions of participation and regulations of the DHHS relating to, among other things, the type of facility, operating policies and procedures, maintenance of equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. Our radiation treatment centers are certified to participate in the Medicare and Medicaid programs.

Federal Law

        The federal healthcare laws apply in any case in which we are providing an item or service that is reimbursable under Medicare or Medicaid. The principal federal laws that affect our business include those that prohibit the filing of false or improper claims with the Medicare or Medicaid programs, those that prohibit unlawful inducements for the referral or generation of business reimbursable under Medicare or Medicaid and those that prohibit the provision of certain services by an entity that has a financial relationship with the referring physician.

        False and Other Improper Claims.    Under the federal False Claims Act, the government may fine us if we knowingly submit, or participate in submitting, any claims for payment that are false or fraudulent, or that contain false or misleading information, or if we knowingly conceal or knowingly and improperly avoid or decrease an obligation to pay or transmit money or property to the government. An "obligation" includes an established duty arising from an express or implied contractual arrangement, from statute or regulation, or from the retention of an overpayment. Knowingly making or using a false record or statement to receive payment from the federal government or to improperly retain payment is also a violation. The False Claims Act does not require proof of specific intent to defraud: a provider can be found liable for submitting false claims with actual knowledge or with reckless disregard or deliberate ignorance of such falseness.

        A False Claims lawsuit may be brought by the government or by a private individual by means of a "qui tam" action. A whistleblower shares in the proceeds of the case, typically being awarded between 15 and 25 percent of the proceeds. Such lawsuits have increased significantly in recent years. In addition, the federal government has engaged a number of nongovernmental-audit organizations to assist it in tracking and recovering false claims for healthcare services.

        If we were ever found to have violated the False Claims Act, we would likely be required to make significant payments to the government (including treble damages and per claim penalties in addition to the reimbursements previously collected) and could be excluded from participating in Medicare, Medicaid and other government healthcare programs. Many states have similar false claims statutes. Healthcare fraud is a priority of the United States Department of Justice, the OIG and the Federal Bureau of Investigation which continue to devote a significant amount of resources to investigating healthcare fraud. State Medicaid agencies also have similar fraud and abuse authority, and many states have enacted laws similar to the federal False Claims Act.

        While the criminal statutes generally are reserved for instances evidencing fraudulent intent, the civil and administrative penalty statutes are applied to an increasingly broad range of circumstances. Examples of activities giving rise to false claims liability include, without limitation, billing for services not rendered, misrepresenting services rendered (i.e., miscoding) and application for duplicate reimbursement. Additionally, the federal government has taken the position that claiming reimbursement for unnecessary or substandard services violates these statutes if the claimant should have known that the services were unnecessary or substandard. An entity may also be subjected to False Claims Act liability for violations of the federal anti-kickback statute and the Stark Law.

        Criminal penalties also are available in the case of claims filed with private insurers if the federal government shows that the claims constitute mail fraud or wire fraud or violate a number of federal criminal healthcare fraud statutes.

        We believe our billing and documentation practices comply with applicable laws and regulations in all material respects. We submit thousands of reimbursement claims to Medicare and Medicaid each year, however, and therefore can provide no assurance that our submissions are free from errors. Although we monitor our billing practices for compliance with applicable laws, such laws are very complex and the regulations and guidance interpreting such laws are subject to frequent changes and differing interpretations.

        HIPAA Criminal Penalties.    HIPAA imposes criminal penalties for fraud against any healthcare benefit program for theft or embezzlement involving healthcare and for false statements in connection with the payment of any health benefits. HIPAA also provides for broad prosecutorial subpoena authority and authorizes property forfeiture upon conviction of a federal healthcare offense. Significantly, the HIPAA provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the OIG to exclude participants from federal healthcare programs. If the government were to seek any substantial penalties against us pursuant to these provisions, such an action could have a material adverse effect on us.

        HIPAA Civil Penalties.    HIPAA broadened the scope of certain fraud and abuse laws by adding several civil statutes that apply to all healthcare services, whether or not they are reimbursed under a federal healthcare program. HIPAA established civil monetary penalties for certain conduct, including upcoding and billing for medically unnecessary goods or services.

        HIPAA Administrative Simplifications.    The federal regulations issued under HIPAA contain provisions that:

  •
  protect individual privacy by limiting the uses and disclosures of individually identifiable health information;

  •
  require notifications to individuals, and in certain cases to government agencies and the media, in the event of a breach of unsecured protected health information;

  •
  require the implementation of administrative, physical and technological safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form; and

  •
  prescribe specific transaction formats and data code sets for certain electronic healthcare transactions.

        If we fail to comply with HIPAA, we may be subject to civil monetary penalties up to $50,000 per violation, not to exceed $1.5 million per calendar year and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can bring a civil action to enjoin a HIPAA violation or to obtain statutory damages up to $25,000 per violation on behalf of residents of his or her state.

        The DHHS has discretion in setting the amount of a civil monetary penalty, and may waive it entirely for violations due to reasonable cause and not willful neglect if the payment would be excessive relative to the violation. The regulations also provide for an affirmative defense if a covered entity can show that the violation was not due to willful neglect and was corrected within 30 days or an additional period deemed appropriate by the DHHS. Reasonable cause means circumstances that would make it unreasonable for the covered entity, despite the exercise of ordinary business care and prudence, to comply. Willful neglect is defined as conscious, intentional failure or reckless indifference to the obligation to comply. The factors to be considered in determining the amount of the penalty include the nature and circumstances of the violation, the degree of culpability, the history of other violations, and the extent of the resulting harm.

        The HIPAA regulations related to privacy establish comprehensive federal standards relating to the use and disclosure of protected health information. The privacy regulations establish limits on the use and disclosure of protected health information, provide for patients' rights, including rights to access, request amendment of, and receive an accounting of certain disclosures of protected health information, and require certain safeguards to protect protected health information. In general, the privacy regulations do not supersede state laws that are more stringent or grant greater privacy rights to individuals. We believe our operations are in material compliance with the privacy regulations, but there can be no assurance that the federal government would agree.

        Effective September 23, 2009, HIPAA requires that individuals be notified without unreasonable delay and within 60 days of their protected health information having been inappropriately accessed, acquired or disclosed. Depending on the number of individuals affected by such a breach, notification may be required to the media and federal government as well. The regulations prescribe the method and form of the required notices. Civil penalties up to $50,000 per violation with a maximum of $1.5 million per year may attach to failures to notify.

        The HIPAA security regulations establish detailed requirements for safeguarding protected health information that is electronically transmitted or electronically stored. Some of the security regulations are technical in nature, while others may be addressed through policies and procedures. We believe our operations are in material compliance with the security regulations, but there can be no assurance that the federal government would agree.

        The HIPAA transaction standards regulations are intended to simplify the electronic claims process and other healthcare transactions by encouraging electronic transmission rather than paper submission. These regulations provide for uniform standards for data reporting, formatting and coding that we must use in certain transactions with health plans. We believe our operations comply with these standards, but there can be no assurance that the federal government would agree.

        Although we believe that we are in material compliance with these HIPAA regulations with which compliance is currently required, we cannot guarantee that the federal government would agree. Furthermore, additional changes to the HIPAA regulations are expected to be forthcoming in the next few years, which will require additional efforts to ensure compliance.

        Anti-Kickback Law.    Federal law commonly known as the "Anti-kickback Statute" prohibits the knowing and willful offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce:

  •
  the referral of an individual for a service for which payment may be made by Medicare and Medicaid or certain other federal healthcare programs; or

  •
  the ordering, purchasing, leasing, or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs.

        The Anti-kickback Statute has been broadly interpreted by a number of courts to prohibit remuneration which is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-kickback Statute if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include criminal sanctions including fines and/or imprisonment and exclusion from federal healthcare programs.

        Our compensation and other financial arrangements, including leases, with physicians implicate the Anti-kickback Statute. The federal government has published regulations that provide "safe-harbors" that protect certain arrangements under the Anti-kickback Statute so long as certain requirements are met. We believe that our employment and leasing arrangements comply with applicable safe harbors. Failure to meet the requirements of a safe harbor, however, does not necessarily mean a transaction violates the Anti-kickback Statute. There are several aspects of our relationships with physicians to which the Anti-kickback Statute may be relevant. We claim reimbursement from Medicare or Medicaid for services that are ordered, in some cases, by our radiation oncologists who hold shares, or options to purchase shares, of our common stock. Although neither the existing nor potential investments in us by physicians qualify for protection under the safe harbor regulations, we do not believe that these activities fall within the type of activities the Anti-kickback Statute was intended to prohibit. We also claim reimbursement from Medicare and Medicaid for services referred from other healthcare providers with whom we have financial arrangements, including compensation for employment and professional services. While we believe that these arrangements generally fall within applicable safe harbors or otherwise do not violate the law, there can be no assurance that the government will agree, in which event we could be harmed.

        We believe our operations are in material compliance with applicable Medicare and Medicaid and fraud and abuse laws and seek to structure arrangements to comply with applicable safe harbors where reasonably possible. There is a risk however, that the federal government might investigate such arrangements and conclude they violate the Anti-kickback Statute. Violations of the Anti-kickback Statute also subjects an entity to liability under the False Claims Act, including via "qui tam" action. If our arrangements were found to be illegal, we, the physician groups and/or the individual physicians would be subject to civil and criminal penalties, including exclusion from the participation in government reimbursement programs, and our arrangements would not be legally enforceable, which could materially adversely affect us.

        Additionally, the OIG issues advisory opinions that provide advice on whether proposed business arrangements violate the anti-kickback law. In Advisory Opinion 98-4, the OIG addressed physician practice management arrangements. In Advisory Opinion 98-4, the OIG found that administrative services fees based on a percentage of practice revenue may violate the Anti-kickback Statute under certain circumstances. While we believe that the fees we charge for our services under the administrative services agreements are commensurate with the fair market value of the services and our arrangements are in material compliance with applicable law and regulations, we cannot guarantee that the OIG would agree. Any such adverse finding could have a material adverse impact on us.

        Federal Self-Referral Law (The Stark Law).    We are also subject to federal and state statutes banning payments and assigning penalties for referrals by physicians to healthcare providers with whom the physicians (or close family members) have a financial relationship. The Stark Law prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by Medicare if the physician (or close family members) has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. The designated health services covered by the law include radiology services, infusion therapy, radiation therapy and supplies, clinical laboratory, diagnostic imaging, outpatient prescription drugs and hospital services, among others. In addition to the conduct directly prohibited by the law, the statute also prohibits "circumvention schemes" that are designed to obtain referrals indirectly that cannot be made directly. The regulatory framework of the Stark Law is to first prohibit all referrals from physicians to entities for Medicare DHS and then to except certain types of arrangements from that broad general prohibition.

        Violation of these laws and regulations may result in prohibition of payment for services rendered, a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral, $15,000 civil monetary penalties for specified infractions, $100,000 for a circumvention scheme, criminal penalties, exclusion from Medicare and Medicaid programs, and potential false claims liability, including via "qui tam" action, of not less than $5,500 and not more than $11,000, plus three times the amount of damages that the government sustains because of an improperly submitted claim. The repayment provisions in Stark are not dependent on the parties having an improper intent; rather, Stark is a strict liability statute and any violation is subject to repayment of all "tainted" referrals.

        Our compensation and other financial arrangements, including leases, with physicians implicate the Stark Law. The Stark Law, however, contains exceptions applicable to our operations. We rely on exceptions covering employees, leases, and in-office ancillary services, as well as the "group practice" definition that allows for certain compensation and profit sharing methodologies. Additionally, the definition of "referral" under the Stark Law excludes referrals of radiation oncologists for radiation therapy if (1) the request is part of a consultation initiated by another physician; and (2) the tests or services are furnished by or under the supervision of the radiation oncologist. We believe the services rendered by our radiation oncologists will comply with this exception to the definition of referral.

        Some physicians who are not radiation oncologists are employed by companies owned by us or by professional corporations owned by certain of our directors, executive officers and equityholders with which we have administrative services agreements. To the extent these professional corporations employ such physicians, and they are deemed to have made referrals for radiation therapy, their referrals will be permissible under the Stark Law if they meet the employment exception, which requires, among other things, that the compensation be consistent with the fair market value of the services provided and that it not take into account (directly or indirectly) the volume or value of any referrals by the referring physician. Another Stark exception applicable to our financial relationships with physicians who are not radiation oncologists is the in-office ancillary services exception and accompanying group practice definition which permits profit distributions to physicians within a qualifying group practice structure. The Stark Law imposes detailed requirements in order to qualify for the in-office ancillary services exception, all of which are highly technical and many of which have to date not been subject to any judicial review or other agency interpretation.

        In addition, the Health Care Reform Act requires referring physicians under Stark to inform patients that they may obtain certain imaging services (e.g. magnetic resonance imaging ("MRI"), computed tomography ("CT") and positron emission tomography ("PET")) or other designated health services as specified by the Secretary of the DHHS from a provider other than that physician, his or her group practice, or another physician in his or her group practice. The referring physician must provide each patient with a written list of at least five other suppliers who furnish such services within 25 miles of the referring physician's office.

        We believe that our current operations comply in all material respects with the Stark Law, due to, among other things, various exceptions therein and implementing regulations that exempt either the referral or the financial relationship involved. Nevertheless, to the extent physicians affiliated with us make referrals to us and a financial relationship exists between the referring physicians and us, the government might take the position that the arrangement does not comply with the Stark Law. Any such finding could have a material adverse impact on us.

State Law

        State Anti-Kickback Laws.    Many states in which we operate have laws that prohibit the payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under the state Medicaid program. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. Although we believe that these laws prohibit payments to referral sources only where a principal purpose for the payment is for the referral, the laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that our activities will be found to be in compliance. Noncompliance with such laws could have a material adverse effect upon us and subject us and the physicians involved to penalties and sanctions.

        State Self-Referral Laws.    A number of states in which we operate, such as Florida, have enacted self-referral laws that are similar in purpose to the Stark Law. However, each state law is unique. The state laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been widely interpreted by courts or regulatory agencies. State statutes and regulations affecting the referral of patients to healthcare providers range from statutes and regulations that are substantially the same as the federal laws and safe harbor regulations to a simple requirement that physicians or other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is being recommended to the patients. Some states only prohibit referrals where the physician's financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services.

        These statutes and regulations generally apply to services reimbursed by both governmental and private payers. Violations of these laws may result in prohibition of payment for services rendered, refund of any monies received pursuant to a prohibited referral, loss of licenses as well as fines and criminal penalties.

        We believe that we are in compliance with the self-referral law of each state in which we have a financial relationship with a physician. However, we cannot guarantee that the government would agree, and adverse judicial or administrative interpretations of any of these laws could have a material adverse effect on our operating results and financial condition. In addition, expansion of our operations into new jurisdictions, or new interpretations of laws in existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction's laws. Such structural and organizational modifications could have a material adverse effect on our operating results and financial condition.

        Fee-Splitting Laws.    Many states in which we operate prohibit the splitting or sharing of fees between physicians and referral sources and/or between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted management agreements between entities and physicians as unlawful fee-splitting. In most cases, it is not considered to be fee-splitting when the payment made by the physician is reasonable, fair market value reimbursement for services rendered on the physician's behalf.

        In certain states, we receive fees from professional corporations owned by certain of our directors, executive officers and equityholders under administrative services agreements. We believe we structure these fee provisions to comply with applicable state laws relating to fee-splitting. However, there can be no certainty that, if challenged, either we or the professional corporations will be found to be in compliance with each state's fee-splitting laws, and, a successful challenge could have a material adverse effect upon us.

        In certain states we operate multi-specialty group practices and share ancillary profits within the group. We believe we have structured these financial arrangements to comply with state fee-splitting laws. However, there can be no certainty that, if challenged, we will be found to be in compliance with each state's fee-splitting provisions and a successful challenge could have a material adverse effect on us.

        We believe our arrangements with physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, our radiation oncologists and other physicians could be subject to civil and criminal penalties, professional discipline and we could be required to restructure or terminate our contractual and other arrangements. Any restructuring of our contractual and other arrangements with physician practices could result in lower revenue from such practices, increased expenses in the operation of such practices and reduced input into the business decisions of such practices. Termination of such contracts would result in loss of revenue. In addition, expansion of our operations to other states with fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with physicians, affiliated practices and hospitals. Any modifications could result in less profitable relationships with physicians, affiliated practices and hospitals, less influence over the business decisions of physicians and affiliated practices and failure to achieve our growth objectives.

        Corporate Practice of Medicine.    We are not licensed to practice medicine. The practice of medicine is conducted solely by our licensed radiation oncologists and other licensed physicians. The manner in which licensed physicians can be organized to perform and bill for medical services is governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by such states to oversee the practice of medicine. Most states prohibit any person or entity other than a licensed professional from holding him, her or itself out as a provider of diagnoses, treatment or care of patients. Many states extend this prohibition to bar companies not wholly-owned by licensed physicians from employing physicians, a practice commonly referred to as the "Corporate Practice of Medicine", in order to maintain physician independence and clinical judgment.

        Business corporations are generally not permitted under certain state laws to exercise control over the medical judgments or decisions of physicians, or engage in certain practices such as fee-splitting with physicians. In states where we are not permitted to own a medical practice, we perform only non-medical and administrative and support services, do not represent to the public or clients that we offer professional medical services and do not exercise influence or control over the practice of medicine.

        Corporate Practice of Medicine laws vary widely by state regarding the extent to which a licensed physician can affiliate with corporate entities for the delivery of medical services. In Florida, it is not uncommon for business corporations to own medical practices. New York, by contrast, prohibits physicians from sharing revenue received in connection with the furnishing of medical care, other than with a partner, employee or associate in a professional corporation, subcontractor or physician consultant relationship. We have developed arrangements which we believe are in compliance with the Corporate Practice of Medicine laws in the states in which we operate.

        We believe our operations and contractual arrangements as currently conducted are in material compliance with existing applicable laws. However, we cannot assure you that we will be successful if our existing organization and our contractual arrangements with the professional corporations are challenged as constituting the unlicensed practice of medicine. In addition, we might not be able to enforce certain of our arrangements, including non-competition agreements and transition and stock pledge agreements. While the precise penalties for violation of state laws relating to the corporate practice of medicine vary from state to state, violations could lead to fines, injunctive relief dissolving a corporate offender or criminal felony charges. There can be no assurance that review of our business and the professional corporations by courts or regulatory authorities will not result in a determination that could adversely affect their operations or that the healthcare regulatory environment will not change so as to restrict existing operations or their expansion. In the event of action by any regulatory authority limiting or prohibiting us or any affiliate from carrying on our business or from expanding our operations and our affiliates to certain jurisdictions, we may be required to implement structural and organizational modifications, which could adversely affect our ability to conduct our business.

        Antitrust Laws.    In connection with the Corporate Practice of Medicine laws referred to above, certain of the physician practices with which we are affiliated are necessarily organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from us and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anticompetitive conduct among separate legal entities. These laws may limit our ability to enter into agreements with separate practices that compete with one another. In addition, where we also are seeking to acquire or affiliate with established and reputable practices in our target geographic markets, any market concentration could lead to antitrust claims.

        We believe we are in material compliance with federal and state antitrust laws and intend to comply with any state and federal laws that may affect the development of our business. There can be no assurance, however, that a review of our business by courts or regulatory authorities would not adversely affect our operations and the operations of our affiliated physician practice entities.

        State Licensing.    As a provider of radiation therapy services in the states in which we operate, we must maintain current occupational and use licenses for our treatment centers as healthcare facilities and machine registrations for our linear accelerators and simulators. Additionally, we must maintain radioactive material licenses for each of our treatment centers which utilize radioactive sources. We believe that we possess or have applied for all requisite state and local licenses and are in material compliance with all state and local licensing requirements.

        Certificate of Need.    Many states have enacted certificate of need laws, including but not limited to Kentucky, Massachusetts, Michigan, North Carolina Rhode Island and West Virginia, which require prior approval for a number of actions, including for the purchase, construction, acquisition, renovation or expansion of healthcare facilities and treatment centers, to make certain capital expenditures or to make changes in services or bed capacity. In deciding whether to approve certain requests, these states consider the need for additional or expanded healthcare facilities or services. The certificate of need program is intended to prevent unnecessary duplication of services and can be a competitive process whereby only one proposal among competing applicants who wish to provide a particular health service is chosen or a proposal by one applicant is challenged by another provider who may prevail in getting the state to deny the addition of the service.

        In certain states these certificate of need statutes and regulations apply to our related physician corporations and in others it applies to hospitals where we have management agreements or joint venture relationships.

        We believe that we have applied for all requisite state certificate of need approvals or notified state authorities as required by statute and are in material compliance with state requirements. There can be no assurance, however, that a review of our business or proposed new practices by regulatory authorities would not limit our growth or otherwise adversely affect the operations of us and our affiliated physician practice entities.

Other Laws and Regulations

        Hazardous Materials.    We are subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials, including medical waste products. We believe that all of our treatment centers comply with these laws and regulations in all material respects and we do not anticipate that any of these laws will have a material adverse effect on our operations.

        Although our linear accelerators and certain other equipment do not use radioactive or other hazardous materials, our treatment centers do provide specialized treatment involving the implantation of radioactive material in the prostate and other organs. The radioactive sources generally are obtained from, and returned to, the suppliers, which have the ultimate responsibility for their proper disposal. We, however, remain subject to state and federal laws regulating the protection of employees who may be exposed to hazardous material and the proper handling, storage and disposal of that material.

Reimbursement and Cost Containment

Reimbursement

        We provide a full range of both professional and technical services. Those services include the initial consultation, clinical treatment planning, simulation, medical radiation physics, dosimetry, treatment devices, special services and clinical treatment management procedures.

        The initial consultation is charged as a professional fee for evaluation of the patient prior to the decision to treat the patient with radiation therapy. The clinical treatment planning also is reimbursed as a technical and professional component. Simulation of the patient prior to treatment involves both a technical and a professional component, as the treatment plan is verified with the use of a simulator accompanied by the physician's approval of the plan. The medical radiation physics, dosimetry, treatment devices and special services also include both professional and technical components. The basic dosimetry calculation is accomplished, treatment devices are specified and approved, and the physicist consults with the radiation oncologist, all as professional and technical components of the charge. Special blocks, wedges, shields, or casts are fabricated, all as a technical and professional component.

        The delivery of the radiation treatment from the linear accelerator is a technical charge. The clinical treatment administrative services fee is the professional fee charged weekly for the physician's management of the patient's treatment. Global fees containing both professional and technical components also are charged for specialized treatment such as hyperthermia, clinical intracavitary hyperthermia, clinical brachytherapy, interstitial radioelement applications, and remote after-loading of radioactive sources.

        Coding and billing for radiation therapy is complex. We maintain a staff of certified coding professionals responsible for interpreting the services documented on the patients' charts to determine the appropriate coding of services for billing of third-party payers. This staff provides coding and billing services for all of our treatment centers except for four treatment centers in New York. In addition, we do not provide coding and billing services to hospitals where we are providing only the professional component of radiation treatment services. We provide training for our coding staff and believe that our coding and billing expertise result in appropriate and timely reimbursement. Given the complexity of the regulations and guidance governing coding and billing, we cannot guarantee that the government will not challenge any of our practices. Any such challenge could have a material adverse effect on us.

Cost Containment

        We derived approximately 47% , 44% and 48% of our net patient service revenue for the years ended December 31, 2008, 2009 and 2010, respectively, from payments made by government sponsored healthcare programs, principally Medicare. These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that place limitations on reimbursement amounts, or changes in reimbursement coding, or practices could materially and adversely affect our financial condition and results of operations.

        In recent years, the federal government has sought to constrain the growth of spending in the Medicare and Medicaid programs. Through the Medicare program, the federal government has implemented a resource-based relative value scale ("RBRVS") payment methodology for physician services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. Changes in the RBRVS may result in reductions in payment rates for procedures provided by the Company. RBRVS-type payment systems also have been adopted by certain private third-party payers and may become a predominant payment methodology. Broader implementation of such programs could reduce payments by private third-party payers and could indirectly reduce our operating margins to the extent that the cost of providing management services related to such procedures could not be proportionately reduced. To the extent our costs increase, we may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in non-governmental insurance plans, we may not be able to shift cost increases to non-governmental payers. Changes in the RBRVS could result in a reduction from historical levels in per patient Medicare revenue received by us; however, we do not believe such reductions would, if implemented, result in a material adverse effect on us.

        In addition to current governmental regulation, both federal and state governments periodically propose legislation for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of such healthcare proposals, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect us. Other aspects of such proposals, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on our business. On March 21, 2010, the House of Representatives passed the Patient Protection and Affordable Care Act, and the corresponding reconciliation bill. President Obama signed the larger comprehensive bill into law on March 23, 2010 and the reconciliation bill on March 30, 2010 (collectively, the "Health Care Reform Act"). The comprehensive $940 billion dollar overhaul is expected to extend coverage to approximately 32 million previously uninsured Americans. We anticipate that the Health Care Reform Act will significantly affect how the healthcare industry operates in relation to Medicare, Medicaid and the insurance industry. The Health Care Reform Act contains a number of provisions, including those governing fraud and abuse, enrollment in federal health care programs, and reimbursement changes, which will impact existing government health care programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. It is not possible at this time to predict what, if any, additional reforms will be adopted by Congress or state legislatures, or when such reforms would be adopted and implemented. As healthcare reform progresses and the regulatory environment accommodates reform, it is likely that changes in state and federal regulations will necessitate modifications to our agreements and operations. While we believe we will be able to restructure in accordance with applicable laws and regulations, we cannot assure that such restructuring in all cases will be possible or profitable. In general we can give no assurance that the Health Care Reform Act will not materially affect our business and results of operations. Furthermore, we cannot predict the course of future federal or state healthcare legislation or other changes in the administration or interpretation of government healthcare programs and the effect that any legislation, interpretation, or change may have on us.

        Although governmental payment reductions have not materially affected us in the past, it is possible that such changes implemented in connection with the Health Care Reform Act and any future changes could have a material adverse effect on our financial condition and results of operations. In addition, Medicare, Medicaid and other government sponsored healthcare programs are increasingly shifting to some form of managed care. Additionally, funds received under all healthcare reimbursement programs are subject to audit with respect to the proper billing for physician services. Retroactive adjustments of revenue from these programs could occur. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for services.

        Rates paid by private third-party payers, including those that provide Medicare supplemental insurance, are based on established physician, clinic and hospital charges and are generally higher than Medicare payment rates. Changes in the mix of our patients between non-governmental payers and government sponsored healthcare programs, and among different types of non-government payer sources, could have a material adverse effect on us.

Reevaluations and Examination of Billing

        Payers periodically reevaluate the services they cover. In some cases, government payers such as Medicare and Medicaid also may seek to recoup payments previously made for services determined not to be covered. Any such action by payers would have an adverse affect on our revenue and earnings.

        Due to the uncertain nature of coding for radiation therapy services, we could be required to change coding practices or repay amounts paid for incorrect practices either of which could have a materially adverse effect on our operating results and financial condition.

Other Regulations

        In addition, we are subject to licensing and regulation under federal, state and local laws relating to the collecting, storing, handling and disposal of infectious and hazardous waste and radioactive materials as well as the safety and health of laboratory employees. We believe our operations are in material compliance with applicable federal and state laws and regulations relating to the collection, storage, handling, treatment and disposal of all infectious and hazardous waste and radioactive materials. Nevertheless, there can be no assurance that our current or past operations would be deemed to be in compliance with applicable laws and regulations, and any noncompliance could result in a material adverse effect on us. We utilize licensed vendors for the disposal of such specimen and waste.

        In addition to our comprehensive regulation of safety in the workplace, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employees, whose workers may be exposed to blood-borne pathogens, such as HIV and the hepatitis B virus. These regulations require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

Recent Developments

        In January 2011, RTS completed its exchange offer to register its outstanding $310.0 million in aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2017 (the "Existing Notes"), which were issued in April 2010 by RTS.

        On March 1, 2011, our wholly owned subsidiary Radiation Therapy Services International, Inc. ("RTSII"), RT Investments, RTS, and our wholly-owned subsidiary Main Film B.V., entered into Membership Interest Purchase Agreements (the "Membership Interest Purchase Agreements") with the brother of Daniel E. Dosoretz, M.D., our Chief Executive Officer, Alejandro Dosoretz, and his spouse, and Dr. Dosoretz's father, Bernardo Dosoretz and his representative, to purchase the remaining 67% membership interest in Medical Developers, LLC ("MDLLC"), an entity that is the majority owner and operator of 29 freestanding radiation oncology practices (of which two are under development) through 15 legal entities in South America, Central America and the Caribbean, as well as direct ownership interests held by Alejandro Dosoretz and Bernardo Dosoretz in such 15 legal entities and a 61% ownership interest in Clinica de Radioterapia La Asuncion, S.A., an entity that operates a radiation therapy treatment center in Guatemala (collectively the "MDLLC Purchase").

        Under the terms of the Membership Interest Purchase Agreements, RTSII and its subsidiaries purchased an additional 72% of the remaining interests in the entities, which when combined with RTSII's purchase of a 33% interest in MDLLC in January 2009, results in a 91% ownership interest in the entities. The aggregate purchase price for the MDLLC Purchase was $80.0 million and was determined based upon a multiple of historical earnings before interest, taxes, depreciation and amortization, and excess working capital. The purchase price was comprised of $47.5 million in cash, $16.25 million in Notes (as defined below) and $16.25 million in equity, in the form of 25 shares of our common stock. In addition to the purchase price paid at closing, Alejandro Dosoretz also has the right to receive an earnout payment from RTSII based on a multiple of future earnings before interest, taxes, depreciation and amortization of certain radiation oncology centers acquired in the MDLLC Purchase, which such earnout payment, if any, would be paid one-half in the form of Notes and one-half in the form of equity of RT Investments. We expect to record a contingent earnout accrual of approximately $2.4 million in our purchase price accounting for the MDLLC Purchase. In connection with the MDLLC Purchase, RT Investments entered into a Contribution Agreement (the "Contribution Agreement"), dated March 1, 2011, with Alejandro Dosoretz pursuant to which he exchanged the 25 shares of our common stock he received in the MDLLC Purchase for approximately 13,660 non-voting preferred equity units of RT Investments and approximately 258,955 Class A voting equity units of RT Investments, having an aggregate value of $16.25 million. The sale and issuance of non-voting preferred equity units and Class A voting equity units to Alejandro Dosoretz, a new employee and sophisticated investor, were made in reliance upon the exemption from registration requirements set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder. Pursuant to one of the Membership Interest Purchase Agreements, Alejandro Dosoretz has the right to invest 10% (or more than 10% if approved by RTSII) of the cost of certain specific new radiation oncology centers of MDLLC and Clinica de Radioterapia La Asuncion S.A. in exchange for a 10% ownership interest in such new centers and an additional interest, which when combined with the 10% ownership interest, would entitle him to a return of his invested capital and 20% of the residual value of such new centers. RTSII has an option to buy such interests in the new centers on the third anniversary of the closing, and Alejandro Dosoretz has a right to sell such interests in the new centers on the fifth anniversary of the closing.

        In connection with the MDLLC Purchase, on March 1, 2011, RTS issued $66.25 million aggregate principal amount of its 9 7/8% senior subordinated notes due 2017 (the "Notes") under the Indenture, dated as of April 20, 2010 (as supplemented by the First Supplemental Indenture thereto, dated June 24, 2010, as further supplemented by the Second Supplemental Indenture thereto, dated September 29, 2010, as further supplemented by the Third Supplemental Indenture thereto, dated March 1, 2011, and as otherwise amended, supplemented or modified, the "Indenture"), by and among RTS, the guarantors party thereto (the "Guarantors") and Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Third Supplemental Indenture, dated March 1, 2011, to the Indenture was entered into among RTS, the Guarantors and the Trustee, to provide that the issuance of the $66.25 million in aggregate principal of Notes shall be issued under the Indenture.

        On March 1, 2011, RTS and the guarantors party thereto entered into a purchase agreement (the "Purchase Agreement") with funds and/or accounts managed and/or advised by DDJ Capital Management, LLC (the "Purchasers") relating to the issuance and sale of $50.0 million aggregate principal amount of the Notes at an issue price of 98.75%. RTS will use the net proceeds of $48.5 million under the Purchase Agreement (i) to fund the MDLLC Purchase (ii) to fund transaction costs associated with the MDLLC Purchase and (iii) for general corporate purposes.

        Pursuant to the Membership Interest Purchase Agreements, Notes in aggregate principal amount of $16.25 million were issued to Bernardo Dosoretz as purchase price consideration in connection with the MDLLC Purchase, at an issue price of 100%.

        The Notes have not yet been registered under the Securities Act and were issued in private offerings that are exempt from the registration requirements of the Securities Act, in accordance with Rule 144A and Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder.

        The Notes bear interest at a rate 9 7/8% per annum, mature on April 15, 2017 and are of the same series of notes as RTS's outstanding 9 7/8% senior subordinated notes due 2017 issued under the Indenture on April 20, 2010. Interest is payable on the Notes on each April 15 and October 15, commencing April 15, 2011. Under the terms of the Indenture, RTS may redeem some or all of the Notes at any time prior to April 15, 2014 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the redemption date and a "make-whole" premium. On or after April 15, 2014, RTS may redeem some or all of the Notes at redemption prices set forth in the Indenture. In addition, at any time prior to April 15, 2013, RTS may redeem up to 35% of the original principal amount of the Notes using the new cash proceeds of certain equity offerings. As previously disclosed, the Indenture contains covenants that, among other things, limit RTS's and the Guarantors' ability to incur additional debt or issue preferred shares, pay dividends, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate subsidiaries as unrestricted subsidiaries.

        The Purchase Agreement contains customary representations, warranties and agreements by RTS. In addition, RTS has agreed to indemnify the Purchasers against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Purchasers may be required to make in respect of those liabilities.

        In addition, in connection with the issuance of the Notes, on March 1, 2011, RTS entered into registration rights agreements relating to the Notes, pursuant to which RTS has agreed to use its reasonable best efforts to file with the Securities and Exchange Commission and cause to become effective a registration statement with respect to a registered offer to exchange the Notes for new notes, with terms substantially identical in all material respects to the Notes, or a shelf registration for resale of the Notes under certain circumstances.

 Available Information

        As a result of the Existing Notes exchange offer, we became subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and, in accordance therewith, file reports and other information with the Securities and Exchange Commission (the "SEC"). Such reports and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC's home page on the Internet (http://www.sec.gov).

        Our corporate website is www.rtsx.com and we make available copies of our filings under the Exchange Act, including Annual Reports on Form 10-K,, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our website, free of charge, under the heading "SEC Filings", as soon as reasonably practicable after such material is filed or furnished to the SEC.

Item 1A.    Risk Factors

        You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, in evaluating our company and our business. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In such a case, you may lose all or part of your original investment.

 Risks Related to Our Business

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

        Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 47%, 44% and 48% of our net patient service revenue for the years ended December 31 2008, 2009 and 2010, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid payment. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. The Centers for Medicare & Medicaid Services ("CMS") can change these schedules and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

        In July 2009, in response to a study of diagnostic imaging by the Medicare Payment Advisory Commission, CMS initially proposed that 2010 Medicare reimbursement rates for radiation oncology be significantly reduced, primarily caused by increasing the assumed equipment utilization factors from 50% to 90% for equipment with a cost of $1 million or greater which includes both diagnostic imaging and radiation oncology. The final 2010 Medicare rates promulgated by CMS applied such increased equipment utilization factor only to diagnostic imaging, and therefore, did not impact radiation oncology. CMS in its 2011 Medicare Physician Fee Schedule posted November 2, 2010, similarly does not revise the equipment utilization factor for radiation oncology. There can be no assurance, however, that CMS will not revisit radiation oncology's equipment utilization assumption at some time in the future or that any resulting adjustment to the rates paid to radiation oncology services will not be material.

        Medicare reimbursement rates for all procedures under Medicare are determined by a formula which takes into account a conversion factor ("CF") which is updated on an annual basis based on the sustainable growth rate ("SGR"). On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout the year by passing several pieces of legislation. Additionally, in June 2010, Congress passed a 2.2% increase. The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress passed the Medicare and Medicaid Extenders Act of 2010, which was signed by President Obama on December 15, 2010. This Act delays until the end of 2011 the scheduled 24.9% cut and for now maintains rates at their current level. If future reductions are not suspended, and if a permanent "doc fix" is not signed into law, the reimbursement decrease currently schedule to take effect on January 1, 2012, will have a significant adverse impact on our business.

Reforms to the United States healthcare system may adversely affect our business.

        National healthcare reform remains a focus at the federal level. On March 21, 2010, the House of Representatives passed the Patient Protection and Affordable Care Act, and the corresponding reconciliation bill. President Obama signed the larger comprehensive bill into law on March 23, 2010 and the reconciliation bill on March 30, 2010 (collectively, the "Health Care Reform Act"). The comprehensive $940 billion dollar overhaul is expected to extend coverage to approximately 32 million previously uninsured Americans.

        A significant portion of our patient volume is derived from government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. We anticipate the Health Care Reform Act will significantly affect how the healthcare industry operates in relation to Medicare, Medicaid and the insurance industry. The Health Care Reform Act contains a number of provisions, including those governing fraud and abuse, enrollment in federal healthcare programs, and reimbursement changes, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We can give no assurance that the Health Care Reform Act will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform would affect our business.

If payments by managed care organizations and other commercial payers decrease, our revenue and profitability could be adversely affected.

        We estimate that approximately 52%, 55% and 51% of our net patient service revenue for the years ended December 31 2008, 2009 and 2010 respectively, was derived from commercial payers such as managed care organizations and private health insurance programs as well as individuals. As of December 31, 2010, we have over 1,600 contracts with commercial payers. These commercial payers generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payer rates are generally higher than government program reimbursement rates, commercial payer rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward certain additional managed care payers or Medicare or Medicaid reimbursements, then our revenue and profitability may decline and our operating margins will be reduced. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts as well as enter into new managed care contracts on terms favorable to us. Any inability to maintain suitable financial arrangements with commercial payers could have a material adverse impact on our business.

Our overall business results may suffer from the economic downturn.

        The United States economy has weakened significantly. Depressed consumer spending and higher unemployment rates continue to pressure many industries and geographic locations. During economic downturns, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits may force federal, state and local government entities to decrease spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our treatment centers. Other risks we face from general economic weakness include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective procedures as well as routine diagnostic examinations, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables.

Due to the rising costs of managed care premiums and co-pay amounts, coupled with the current economic environment, we may realize an increased exposure to bad debt due to patients' inability to pay for certain forms of cancer treatment.

        As more patients become uninsured as a result of job losses or receive reduced coverage as a result of cost-control measures by employers to offset the increased costs of managed care premiums, patients are becoming increasingly responsible for the rising costs of treatment, which is increasing our exposure to bad debt. This also relates to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The shifting responsibility to pay for care has, in some instances, resulted in patients electing not to receive certain forms of cancer treatment.

        In response to this environment, we have improved our processes associated with verification of insurance eligibility and patient responsibility payment programs. In addition, we have improved our patient financial counseling efforts and developed tools to monitor our progress in this area. However, a continuation of the trends that have resulted in an increasing proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectability of these accounts will adversely affect our cash flows and results of operations.

We depend on recruiting and retaining radiation oncologists and other qualified healthcare professionals for our success.

        Our success is dependent upon our continuing ability to recruit, train and retain or affiliate with radiation oncologists, physicists, dosimetrists and radiation therapists. While there is currently a national shortage of these healthcare professionals, we have not experienced significant problems attracting and retaining key personnel and professionals in the recent past. We face competition for such personnel from other healthcare providers, research and academic institutions, government entities and other organizations. In the event we are unable to recruit and retain these professionals, such shortages could have a material adverse effect on our ability to grow. Additionally, many of our senior radiation oncologists, due to their reputations and experience, are very important in the recruitment and education of radiation oncologists. The loss of any such senior radiation oncologists could negatively impact us.

        Most of our approximately 112 radiation oncologists are employed under employment agreements which, among other things, provide that the radiation oncologists will not compete with us (or the professional corporations contracting with us) for a period of time after their employment terminates. Such covenants not to compete are enforced to varying degrees from state to state. In most states, a covenant not to compete will be enforced only to the extent that it is necessary to protect the legitimate business interest of the party seeking enforcement, that it does not unreasonably restrain the party against whom enforcement is sought and that it is not contrary to the public interest. This determination is made based upon all the facts and circumstances of the specific case at the time enforcement is sought. It is unclear whether our interests under our administrative services agreements will be viewed by courts as the type of protected business interest that would permit us or the professional corporations to enforce a non-competition covenant against the radiation oncologists. Since our success depends in substantial part on our ability to preserve the business of our radiation oncologists, a determination that these provisions are unenforceable could have a material adverse effect on us.

We depend on our senior management and we may be materially harmed if we lose any member of our senior management.

        We are dependent upon the services of our senior management, especially Daniel E. Dosoretz, M.D., our Chief Executive Officer, President and a director on the Company's board of directors, Daniel H. Galmarini, our Chief Technology Officer, Constantine A. Mantz, M.D., our Chief Medical Officer, and Eduardo Fernandez, M.D. Ph.D., Senior Vice President, Physician Management. We have entered into executive employment agreements with certain members of our senior management, including Dr. Dosoretz. Because these members of our senior management team have been with us for over 10 years and have contributed greatly to our growth, their services would be very difficult, time consuming and costly to replace. We carry key-man life insurance on Dr. Dosoretz. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave our employ, to compete with us or to reduce their involvement, could have a material adverse effect on our business.

We may not be able to grow our business effectively or successfully implement our growth plans if we are unable to recruit additional management and other personnel.

        Our ability to continue to grow our business effectively and successfully implement our growth strategy is highly dependent upon our ability to attract and retain qualified management employees and other key employees. We believe there are a limited number of qualified people in our business and the industry in which we compete. As such, there can be no assurance that we will be able to identify and retain the key personnel that may be necessary to grow our business effectively or successfully implement our growth strategy. If we are unable to attract and retain talented personnel it could limit our ability to grow our business.

The radiation therapy market is highly competitive.

        Radiation therapy is a highly competitive business in each market in which we operate. Our treatment centers face competition from hospitals, other medical practitioners and other operators of radiation treatment centers. There is a growing trend of physicians in specialties other than radiation oncology, such as urology, entering the radiation treatment business. If this trend continues it could harm our referrals and our business. Certain of our competitors have longer operating histories and greater financial and other resources than us. In addition, in states that do not require a certificate of need for the purchase, construction or expansion of healthcare facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our centers, we may experience an overall decline in patient volume. In the event that we are not able to compete successfully, our business may be adversely affected and competition may make it more difficult for us to affiliate with or employ additional radiation oncologists on terms that are favorable to us.

We could be the subject of governmental investigations, claims and litigation.

        Healthcare companies are subject to numerous investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring "qui tam", or "whistleblower", suits against companies that knowingly submit false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000, plus three times the amount of damages which the government sustains because of the submission of a false claim. In addition, if we are found to have violated the False Claims Act, we could be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and other facilities may receive, inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.

        Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position, results of operations and liquidity.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") established the Recovery Audit Contractor ("RAC") three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandated its nationwide expansion by 2010. CMS has awarded contracts to four RACs that are implementing the permanent RAC program on a nationwide basis. In addition, CMS employs Medicaid Integrity Contractors ("MICs") to perform post-payment audits of Medicaid claims and identify overpayments. Throughout 2011, MIC audits will continue to expand. In addition to MICs, several other contractors, including the state Medicaid agencies, have increased their review activities. Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.

We may be subject to actions for false claims, which could harm our business, if we do not comply with government coding and billing rules.

        If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 47%, 44% and 48% of our net patient service revenue for the years ended December 31 2008, 2009 and 2010, respectively, consisted of payments from Medicare and Medicaid programs. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have not been errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

If we fail to comply with the federal anti-kickback statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could materially harm us.

        A provision of the Social Security Act, commonly referred to as the federal anti-kickback statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The federal anti-kickback statute is very broad in scope, as remuneration includes the transfer of anything of value, in cash or in kind. Financial relationships covered by this statute can include any relationship where remuneration is provided for referrals including payments not commensurate with fair market value, whether in the form of space, equipment leases, professional or technical services or anything else of value. As it is an "intent-based" statute, as detailed in federal court precedent, one or both parties must intend the remuneration to be in exchange for or to induce referrals. Violations of the federal anti-kickback statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000, imprisonment of up to five years, civil penalties under the Civil Monetary Penalties Law of up to $50,000 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs. This participation exclusion, if applied to us or one or more of our subsidiaries or affiliates, could result in significant reductions in our revenues and could have a material adverse effect on our business.

        In addition, most of the states in which we operate, including Florida, have also adopted laws, similar to the federal anti-kickback statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of whether the source of payment is a government payer or a private payer. These statutes typically impose criminal and civil penalties as well as loss of licenses.

        Under a provision of the federal Civil Monetary Penalties Law, civil monetary penalties (and exclusion) may be imposed on any person who offers or transfers remuneration to any patient who is a Medicare or Medicaid beneficiary, when the person knows or should know that the remuneration is likely to induce the patient to receive medical services from a particular provider. This broad provision applies to many kinds of inducements or benefits provided to patients, including complimentary items, services or transportation that are of more than a nominal value. We have reviewed our practices of providing services to our patients, and have structured those services in a manner that we believe complies with the law and its interpretation by government authorities. We cannot provide assurances, however, that government authorities will not take a contrary view and impose civil monetary penalties and exclude us for past or present practices.

If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur a significant loss of reimbursement revenue.

        We are subject to the federal Stark Law, as well as similar state statutes and regulations, which bans payments for designated health services ("DHS") rendered as a result of referrals by physicians to DHS entities with which the physicians (or immediate family members) have a financial relationship. DHS includes but is not limited to radiation therapy, radiology and laboratory services. A "financial relationship" includes investment and compensation arrangements, both direct and indirect. The regulatory framework of the Stark Law is to first prohibit all referrals from physicians to entities for Medicare DHS and then to except certain types of arrangements from that broad general prohibition.

        State self-referral laws and regulations vary significantly based on the state and, in many cases, have not been interpreted by courts or regulatory agencies. These state laws and regulations can encompass not only services reimbursed by Medicaid or government payers but also private payers. Violation of these federal and state laws and regulations may result in prohibition of payment for services rendered, loss of licenses, $15,000 civil monetary penalties for specified infractions, $100,000 for a circumvention scheme, criminal penalties, exclusion from Medicare and Medicaid programs, and potential false claims liability, including via "qui tam" action, of not less than $5,500 and not more than $11,000, plus three times the amount of damages that the government sustains because of an improperly submitted claim. The repayment provisions in the Stark Law are not dependent on the parties having an improper intent; rather, the Stark Law is a strict liability statute and any violation is subject to repayment of all "tainted" referrals.

        Our compensation and other financial arrangements with physicians are governed by the federal Stark Law. We rely on certain exceptions to the Stark Law, including those covering employees and in-office ancillary services, and the exclusion of certain requests by radiation oncologists for radiation therapy services from the definition of "referral." In a limited number of markets, we have relationships with non-radiation oncology physicians such as surgical and gynecological oncologists and urologists that are members of a group practice with our radiation oncologists and we rely on the Stark group practice definition and rules with respect to such relationships.

        The Health Care Reform Act also imposes new disclosure requirements, including one such requirement on referring physicians under the federal Stark Law to inform patients that they may obtain certain imaging services (e.g. MRI, CT and PET) or other designated health services as specified by the Secretary in the future from a provider other than that physician, his or her group practice, or another physician in his or her group practice. To date, CMS has not indicated that these disclosure requirements will extend to radiation therapy referrals.

        While we believe that our financial relationships with physicians and referral practices are in compliance with applicable laws and regulations, we cannot guarantee that government authorities might take a different position. If we were found to be in violation of the Stark Law, we could be subject to civil and criminal penalties, including fines as specified above, exclusion from participation in government and private payer programs and requirements to refund amounts previously received from government and private payers.

        In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction's laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal payments under the Medicare, Medicaid or other governmental programs, we may be subject to civil and criminal penalties, experience a significant reduction in our revenue or be excluded from participation in the Medicare, Medicaid or other governmental programs.

        Any change in interpretations or enforcement of existing or new laws and regulations could subject our current business practices to allegations of impropriety or illegality, or could require us to make changes in our treatment centers, equipment, personnel, services, pricing or capital expenditure programs, which could increase our operating expenses and have a material adverse effect on our operations or reduce the demand for or profitability of our services.

        Additionally, new federal or state laws may be enacted that would cause our relationships with our radiation oncologists or other physicians to become illegal or result in the imposition of penalties against us or our treatment centers. If any of our business arrangements with our radiation oncologists or other physicians in a position to make referrals of radiation therapy services were deemed to violate the federal anti-kickback statute or similar laws, or if new federal or state laws were enacted rendering these arrangements illegal, our business would be adversely affected.

Our costs and potential risks have increased as a result of the regulations relating to privacy and security of patient information.

        There are numerous federal and state laws and regulations addressing patient information privacy and security concerns, including state laws related to identity theft. In particular, the federal regulations issued under HIPAA contain provisions that:

  •
  protect individual privacy by limiting the uses and disclosures of patient information;

  •
  require notifications to individuals, and in certain cases to government agencies and the media, in the event of a breach of unsecured protected health information;

  •
  require the implementation of security safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form; and

  •
  prescribe specific transaction formats and data code sets for certain electronic healthcare transactions.

        Compliance with these regulations requires us to spend money and substantial time and resources. We believe that we are in material compliance with the HIPAA regulations with which we are currently required to comply. If we fail to comply with the HIPAA regulations, we could suffer civil penalties up to $50,000 per violation, not to exceed $1.5 million per calendar year and criminal penalties with fines up to $250,000 per violation. Our facilities could be subject to a periodic audit by the federal government, and enforcement of HIPAA violations may occur by either federal agencies or state attorneys general.

State law limitations and prohibitions on the corporate practice of medicine may materially harm our business and limit how we can operate.

        State governmental authorities regulate the medical industry and medical practices extensively. Many states have corporate practice of medicine laws which prohibit us from:

  •
  employing physicians;

  •
  practicing medicine, which, in some states, includes managing or operating a radiation treatment center;

  •
  certain types of fee arrangements with physicians;

  •
  owning or controlling equipment used in a medical practice;

  •
  setting fees charged for physician services;

  •
  controlling the content of physician advertisements;

  •
  billing and coding for services;

  •
  pursuing relationships with physicians and other referral sources; or

  •
  adding facilities and services.

        In addition, many states impose limits on the tasks a physician may delegate to other staff members. We have administrative services agreements in states that prohibit the corporate practice of medicine such as California, Massachusetts, Michigan, Nevada, New York and North Carolina. Corporate practice of medicine laws and their interpretation vary from state to state, and regulatory authorities enforce them with broad discretion. We have structured our agreements and services in those states in a manner that we believe complied with the law and its interpretation by government authorities. If, however, we are deemed to be in violation of these laws, we could be required to restructure or terminate our agreements which could materially harm our business and limit how we operate. In the event the corporate practice of medicine laws of other states would adversely limit our ability to operate, it could prevent us from expanding into the particular state and impact our growth strategy.

In certain states we depend on administrative services agreements with professional corporations, including related party professional corporations, and if we are unable to continue to enter into them or they are terminated, we could be materially harmed.

        Certain states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in California, Massachusetts, Michigan, Nevada, New York and North Carolina, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2008, 2009 and 2010, $116.4 million, $122.2 million and $118.4 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $373.8 million, $395.4 million and $417.5 million, respectively, from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on any basis, including on the basis of state laws prohibiting the corporate practice of medicine nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

Our business could be materially harmed by future interpretation or implementation of state laws regarding prohibitions on fee-splitting.

        Many states prohibit the splitting or sharing of fees between physicians and non-physicians, as well as between treating physicians and referral sources. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted certain types of fee arrangements in practice management agreements between entities and physicians as unlawful fee-splitting. We believe our arrangements with physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, if government regulatory authorities were to disagree, we and our radiation oncologists could be subject to civil and criminal penalties, and we could be required to restructure or terminate our contractual and other arrangements, which would result in a loss of revenue and could result in less input into the business decisions of such practices. In addition, expansion of our operations to other states with certain types of fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with physicians, professional corporations and hospitals.

If we fail to comply with the laws and regulations applicable to our treatment center operations, we could suffer penalties or be required to make significant changes to our operations.

        Our treatment center operations are subject to many laws and regulations at the federal, state and local government levels. These laws and regulations require that our treatment centers meet various licensing, certification and other requirements, including those relating to:

  •
  qualification of medical and support persons;

  •
  pricing of services by healthcare providers;

  •
  the adequacy of medical care, equipment, personnel, operating policies and procedures;

  •
  clinic licensure and certificates of need;

  •
  maintenance and protection of records; or

  •
  environmental protection, health and safety.

        While we have structured our operations in a manner that we believe complies in all material respects with all applicable laws and regulations, we cannot assure you that government regulators will agree, given the breadth and complexity of such laws. If a government agency were to find that we are not in compliance with these laws, we could suffer civil or criminal penalties, including becoming the subject of cease and desist orders, rejection of the payment of our claims, the loss of our licenses to operate and our ability to participate in government or private healthcare programs.

Our business may be harmed by technological and therapeutic changes.

        The treatment of cancer patients is subject to potential revolutionary technological and therapeutic changes. Future technological developments could render our equipment obsolete. We may incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. In addition, there may be significant advances in other cancer treatment methods, such as chemotherapy, surgery, biological therapy, or in cancer prevention techniques, which could reduce demand or even eliminate the need for the radiation therapy services we provide.

Our growth strategy depends in part on our ability to acquire and develop additional treatment centers on favorable terms. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.

        We may be unable to identify, negotiate and complete suitable acquisition and development opportunities on reasonable terms. We began operating our first radiation treatment center in 1983, and provide radiation therapy at all of our treatment centers. We expect to continue to add additional treatment centers in our existing and new local markets. Our growth, however, will depend on several factors, including:

  •
  our ability to obtain desirable locations for treatment centers in suitable markets;

  •
  our ability to identify, recruit and retain or affiliate with a sufficient number of radiation oncologists and other healthcare professionals;

  •
  our ability to obtain adequate financing to fund our growth strategy; and

  •
  our ability to successfully operate under applicable government regulations.

        Growth through acquisitions is a primary component of our business strategy. We continually evaluate potential acquisitions and intend to actively pursue acquisition opportunities, some of which could be material. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that we will be able to make acquisitions on terms favorable to us or at all. If we complete acquisitions, we will encounter various associated risks, including the possible inability to integrate an acquired business into our operations, goodwill impairment, diversion of management's attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our operations and financial performance. See "Risk Factors—We may encounter numerous business risks in acquiring and developing additional treatment centers, and may have difficulty operating and integrating those treatment centers."

We may encounter numerous business risks in acquiring and developing additional treatment centers, and may have difficulty operating and integrating those treatment centers.

        Over the past three years we have acquired eight treatment centers and developed 17 treatment centers. When we acquire or develop additional treatment centers, we may:

  •
  be unable to successfully operate the treatment centers;

  •
  have difficulty integrating their operations and personnel;

  •
  be unable to retain radiation oncologists or key management personnel;

  •
  acquire treatment centers with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations;

  •
  experience difficulties with transitioning or integrating the information systems of acquired treatment centers;

  •
  be unable to contract with third-party payers or attract patients to our treatment centers; and/or

  •
  experience losses and lower gross revenues and operating margins during the initial periods of operating our newly-developed treatment centers.

        Larger acquisitions can substantially increase our potential exposure to business risks. Furthermore, integrating a new treatment center could be expensive and time consuming, and could disrupt our ongoing business and distract our management and other key personnel.

        We may from time to time explore acquisition opportunities outside of the United States when favorable opportunities are available to us. In addition to the risks set forth herein, foreign acquisitions involve unique risks including the particular economic, political and regulatory risks associated with the specific country, currency risks, the relative uncertainty regarding laws and regulations and the potential difficulty of integrating operations across different cultures and languages.

        We currently plan to continue to acquire and develop new treatment centers in existing and new local markets. We may not be able to structure economically beneficial arrangements in new markets as a result of healthcare laws applicable to such market or otherwise. If these plans change for any reason or the anticipated schedules for opening and costs of development are revised by us, we may be negatively impacted. There can be no assurance that these planned treatment centers will be completed or that, if developed, will achieve sufficient patient volume to generate positive operating margins. If we are unable to timely and efficiently integrate an acquired or newly-developed treatment center, our business could suffer. In addition, we may incur significant transaction fees and expenses even for potential transactions that are not consummated.

Efforts to regulate the construction, acquisition or expansion of healthcare treatment centers could prevent us from developing or acquiring additional treatment centers or other facilities or renovating our existing treatment centers.

        Many states have enacted certificate of need laws which require prior approval for the construction, acquisition or expansion of healthcare treatment centers. In giving approval, these states consider the need for additional or expanded healthcare treatment centers or services. In the states of Kentucky, Massachusetts, Michigan, North Carolina, Rhode Island, South Carolina and West Virginia in which we currently operate, certificates of need must be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered and various other matters. Other states in which we now or may in the future operate may also require certificates of need under certain circumstances not currently applicable to us. We cannot assure you that we will be able to obtain the certificates of need or other required approvals for ongoing, additional or expanded treatment centers or services in the future. In addition, at the time we acquire a treatment center, we may agree to replace equipment or expand the acquired treatment center. If we are unable to obtain required approvals, we may not be able to acquire additional treatment centers or other facilities, expand the healthcare services we provide at these treatment centers or replace equipment or expand acquired treatment centers.

Our financial results may suffer if we have to write-off goodwill or other intangible assets.

        A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 66.6% and 69.2% of the total assets on our balance sheet as of December 31, 2009 and 2010, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations. For the year ended December 31, 2010, we wrote-off approximately $91.2 million in goodwill as a result of our annual impairment test and an additional $2.5 million as a result of closing certain radiation treatment centers. At December 31, 2010, we do not believe any of our reporting units are at risk of future impairment, however, should certain events occur such as contemplated de novo and acquisitions do not materialize, there could be a reasonable possibility of impairment.

Our information systems are critical to our business and a failure of those systems could materially harm us.

        We depend on our ability to store, retrieve, process and manage a significant amount of information, and to provide our radiation treatment centers with efficient and effective accounting and scheduling systems. Our information systems require maintenance and upgrading to meet our needs, which could significantly increase our administrative expenses. We are currently upgrading multiple systems and migrating to other systems within our organization.

        Furthermore, any system failure that causes an interruption in service or availability of our systems could adversely affect operations or delay the collection of revenues. Even though we have implemented network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, or cessations in the availability of systems, all of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

        The performance of our information technology and systems is critical to our business operations. Our information systems are essential to a number of critical areas of our operations, including:

  •
  accounting and financial reporting;

  •
  billing and collecting accounts;

  •
  coding and compliance;

  •
  clinical systems;

  •
  medical records and document storage;

  •
  inventory management;

  •
  negotiating, pricing and administering managed care contracts and supply contracts; and

  •
  monitoring quality of care and collecting data on quality measures necessary for full Medicare payment updates.

If we fail to effectively and timely implement electronic health record systems, our operations could be adversely affected.

        As required by the American Recovery and Reinvestment Act of 2009, the DHHS has developed and is implementing an incentive payment program for eligible healthcare professionals that adopt and meaningfully use certified electronic health record ("EHR") technology. If our radiation treatment centers are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in 2015, eligible healthcare professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.

We are addressing a prior year material weakness with respect to our internal controls.

        In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2009, we identified a material weakness in internal controls relating to the preparation of the income tax accounts. We have taken steps since then to remediate the internal control weakness such that at December 31, 2010, our controls over income taxes are operating effectively. During 2010, we have continued remediation over the preparation of the income tax accounts and as of December 31, 2010, we remediated and implemented certain processes and procedures to improve our calculation of our tax provision and our reconciliation of the tax balance sheet accounts. As we further optimize and refine our income tax provision processes, we will review the related controls and may take additional steps to ensure that they remain effective and are integrated appropriately. While we have implemented the procedures described above and will continue to take further steps in the near future to strengthen further our internal controls, there can be no assurance that we will not identify control deficiencies in the future or that such deficiencies will not have a material impact on our operating results or financial statements.

A significant number of our treatment centers are concentrated in certain states, particularly Florida, which makes us sensitive to regulatory, economic and other conditions in those states.

        Our Florida treatment centers accounted for approximately 49%, 46% and 45% of our freestanding radiation revenues during the years ended December 31 2008, 2009 and 2010, respectively. Our treatment centers are also concentrated in the states of Michigan and North Carolina, which accounted for approximately 4% and 8%, respectively, of our freestanding radiation revenues for the year ended December 31, 2010. This concentration makes us particularly sensitive to regulatory requirements in those locations, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee-splitting, corporate practice of medicine, anti-trust, licensing and certificates of need, as well as economic and other conditions which could impact us. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our revenue and profitability may decline.

Our treatment centers in Florida and other areas that could be disrupted or damaged by hurricanes.

        Florida is susceptible to hurricanes and we currently have 28 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 49%, 46% and 45% of our freestanding radiation revenues during the years ended December 31 2008, 2009 and 2010, respectively. In 2005, 21 of our treatment centers in South Florida were disrupted by Hurricane Wilma which required us to close all of these centers for one business day. Although none of these treatment centers suffered structural damage as a result of the hurricane, their utility services were disrupted. While Hurricane Wilma did not have any long-term impact on our business, our Florida treatment centers and any of our other treatment centers located in other areas that are in the path of a hurricane could be subject to significant hurricane-related disruptions and/or damage in the future and could have an adverse affect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all of our hurricane-related losses.

We have potential conflicts of interest relating to our related party transactions which could harm our business.

        We have potential conflicts of interest relating to existing agreements we have with certain of our directors, executive officers and equityholders. In 2008, 2009 and 2010, we paid an aggregate of $15.4 million, $17.1 million and $19.9 million, respectively, under certain of our related party agreements, including leases, and we received $103.1 million, $89.3 million and $85.6 million, respectively, pursuant to our administrative services agreements with related parties. Potential conflicts of interest can exist if a related party has to make a decision that has different implications for us and the related party. If a dispute arises in connection with any of these agreements, if not resolved satisfactorily to us, our business could be harmed. These agreements include

  •
  administrative services agreements with professional corporations that are owned by certain of our directors, executive officers and equityholders;

  •
  leases we have entered into with entities owned by certain of our directors, executive officers and equityholders; and

  •
  medical malpractice insurance which we acquire from an entity owned by certain of our directors, executive officers and equityholders.

        In California, Maryland, Massachusetts, Michigan, Nevada, New York and North Carolina, we have administrative services agreements with professional corporations that are owned by certain of our directors, executive officers and equityholders who own interests in these professional corporations. While we have transition services agreements corresponding to our administrative services agreements in place in all states except New York that provide us with the ability to designate qualified successor physician owners of the shares held by the physician owners of these professional corporations upon the occurrence of certain events, there can be no assurance that we will be able to enforce them under the laws of the respective states or that they will not be challenged by regulatory agencies. Potential conflicts of interest may arise in connection with the administrative services agreements that may have materially different implications for us and the professional corporations and there can be no assurance that it will not harm us. For example, we bill for such services either on a fixed basis, percentage of net collections basis, or on a per treatment basis, depending on the particular state requirements and certain of these arrangements are subject to renegotiation on an annual basis. We may be unable to renegotiate acceptable fees, in which event many of the administrative services agreements provide for binding arbitration. If we are unsuccessful in renegotiations or arbitration this could negatively impact our operating margins or result in the termination of our administrative services agreements.

        Additionally, we lease 29 of our properties from ownership groups that consist of certain of our directors, executive officers and equityholders. Our lease for the Broadway office in Fort Myers, Florida is on a month-to-month basis and there can be no assurance that it will continue in the future. We may be unable to renegotiate these leases when they come up for renewal on terms acceptable to us, if at all.

        In October 2003, we replaced our existing third-party medical malpractice insurance coverage with coverage we obtained from an insurance entity which is owned by certain of our directors, executive officers and equityholders. We renewed this coverage in 2008, 2009 and 2010, with the approval of the Audit/Compliance Committee of the Company's board of directors. We may be unable to renegotiate this coverage at acceptable rates and comparable coverage may not be available from third-party insurance companies. If we are unsuccessful in renewing our malpractice insurance coverage, we may not be able to continue to operate without being exposed to substantial risks of claims being made against us for damage awards we are unable to pay.

        Related party transactions between us and any related party are subject to approval by the Audit/Compliance Committee on behalf of the Company's board of directors or by the Company's board of directors, and disputes are handled by the Company's board of directors. There can be no assurance that the above or any future conflicts of interest will be resolved in our favor. If not resolved, such conflicts could harm our business. For a further description of our related party transactions, see "Item 13. Certain Relationships and Related Party Transactions, and Director Independence."

Our failure to comply with laws related to hazardous materials could materially harm us.

        Our treatment centers provide specialized treatment involving the use of radioactive material in the treatment of the lungs, prostate, breasts, cervix and other organs. The materials are obtained from, and, if not permanently placed in a patient or consumed, returned to, a third-party provider of supplies to hospitals and other radiation therapy practices, which has the ultimate responsibility for its proper disposal. We, however, remain subject to state and federal laws regulating the protection of employees who may be exposed to hazardous material and regulating the proper handling, storage and disposal of that material. Although we believe we are in compliance in all material respects with all applicable laws, a violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability, or require us to incur costs that could have a material adverse effect on us.

In response to a number of articles concerning the risk of significant (sometimes fatal) errors in radiation therapy, especially relating to linear radiation, accreditation of facilities and the establishment of a national error reporting database are under consideration.

        Several articles have been published discussing the risks of (sometimes fatal) errors in radiation therapy treatment, especially those relating to linear accelerators. In response, ACRO has called for required accreditation of all facilities which bill Medicare for advanced medical imaging and radiation oncology services, including those in hospitals. In addition, the American Society for Radiation Oncology called for the establishment of the nation's first central database for the reporting of errors involving linear accelerators and CT scanners. Federal legislation in these areas is under consideration and a congressional hearing was recently held.

        Of our 95 centers, 59 have received or are in process of receiving ACRO accreditation. In addition to a deep physics infrastructure and internal maintenance department, we have recently begun to utilize

Gamma Function as a broad application radiation safety monitoring tool to minimize potential errors in our radiation therapy treatments. While we continue to improve upon safety measures aimed at minimizing errors in radiation therapy treatment in accordance with our internal protocols as well as the mandates of organizations like ACRO, we cannot assure you that any further critical press and government scrutiny will not adversely affect our business and results of operations.

We may be subject to liabilities from claims brought against our facilities.

        We could be subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. For a discussion of current pending material litigation against us, see "Item 3. Legal Proceedings."

        If payments for claims exceed actuarially determined estimates, are not covered by insurance, or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

Our financial results could be adversely affected by the increasing costs of professional liability insurance and by successful malpractice claims.

        We are exposed to the risk of professional liability and other claims against us and our radiation oncologists and other physicians and professionals arising out of patient medical treatment at our treatment centers. Our risk exposure as it relates to our non-radiation oncology physicians could be greater than with our radiation oncologists to the extent such non-radiation oncology physicians are engaged in diagnostic activities. Malpractice claims, if successful, could result in substantial damage awards which might exceed the limits of any applicable insurance coverage. Insurance against losses of this type can be expensive and insurance premiums may increase in the near future. Insurance rates vary from state to state, by physician specialty and other factors. The rising costs of insurance premiums, as well as successful malpractice claims against us or one of our physicians, could have a material adverse effect on our financial position and results of operations.

        It is also possible that our excess liability and other insurance coverage will not continue to be available at acceptable costs or on favorable terms. In addition, our insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. For example, from time to time we agree to indemnify third parties, such as hospitals and clinical laboratories, for various claims that may not be covered by insurance. As a result, we may become responsible for substantial damage awards that are uninsured.

        If payments for claims exceed actuarially determined estimates, are not covered by insurance, or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

We are indirectly owned and controlled by Vestar and its interests may conflict with yours as a noteholder.

        Vestar indirectly controls approximately 83% of the Class A voting equity units of RT Investments, which controls us, and which in turn controls RTS. As a result, they have the power to elect a majority of RTS's board of directors and effectively have control over major decisions regardless of whether noteholders believe that any such decisions are in their own best interests. The interests of Vestar as an equity holder may conflict with your interests as a noteholder of RTS. Vestar may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on the notes. In addition, Vestar may have an interest in pursuing acquisitions, divestitures, financings or other transactions that it believes could enhance its equity investments even though such transactions might involve risks to you as a noteholder of RTS.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        Our executive and administrative offices are located in Fort Myers, Florida. These offices contain approximately 79,000 square feet of space. We also lease approximately 5,600 square feet of administrative office space in Florence, Kentucky pursuant to an operating lease that expires April 30, 2012. These offices will be adequate for our current primary needs, we also believe that we will require significant additional space to meet our future needs and such future expansion is in the preliminary stages.

        Our radiation treatment centers typically range in size from 5,000 to 12,000 square feet. We currently operate 95 radiation treatment centers in Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island and West Virginia. We own the real estate on which four of our treatment centers are located. We lease land and space at 85 treatment center locations, of which in 29 of these locations, certain of our directors, executive officers and equityholders have an ownership interest. These leases expire at various dates between 2012 and 2044 and 69 of these leases have one or more renewal options of five or 10 years. Also, six of our treatment center locations are in hospital-based and other group facilities. We consider all of our offices and treatment centers to be well-suited to our present requirements. However, as we expand to additional treatment centers, or where additional capacity is necessary in a treatment center, additional space will be obtained where feasible. For further information relating to our properties and treatment centers, can be found in Item 1 of this report under the caption, "Business—Treatment Centers."

Item 3.    Legal Proceedings

        We are involved in certain legal actions and claims that arise in the ordinary course of our business. We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        On September 16, 2010, we were served with a civil complaint that was filed against us in the United States District Court for the Southern District of New York by TPTCC NY, Inc., The Proton Institute of NY, LLC and NY Medscan LLC. The complaint alleges, among other things, that in connection with a failed business venture between plaintiffs and the Company to provide proton beam therapy ("PBT") services in New York City, the Company, certain of its subsidiaries and Norton Travis, the Company's general counsel, misappropriated confidential information and trade secrets of the plaintiffs and conspired in restraint of trade, engaged in unfair competition, and conspired to fix prices in seeking to establish a PBT services business in New York City. The plaintiffs seek to recover at least $350 million in damages, plus punitive damages of up to three times the amount of damages awarded. We intend to vigorously defend this suit. In the opinion of management, the case is without merit. By Order dated February 24, 2011, Judge Jed S. Rakoff granted our motion to dismiss in its entirety dismissing all claims against all defendants including the Company and Mr. Travis.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        We are a direct wholly owned subsidiary of RT Investments. Accordingly, there is no public trading market for our common stock.

Stockholders

        As of February 1, 2011, there was one owner of record of our common stock, RT Investments.

Dividends

        We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

        Our senior secured credit facilities and the indenture governing the Existing Notes generally prohibit the payment of dividends by us on shares of our common stock, with certain limited exceptions.

Equity Compensation Plan Information

        The following table lists the number of securities of RT Investments available for issuance as of December 31, 2010 under the RT Investments equity-based incentive plan, as amended. For a description of the plan, please see note 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	N/A	N/A	Non-voting preferred equity units: 4,874 Voting Class A equity units: 22,608 Non-voting Class B equity units: 9,648 Non-voting Class C equity units: 29,489
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	—	—	Non-voting preferred equity units: 4,874 Voting Class A equity units: 22,608 Non-voting Class B equity units: 9,648 Non-voting Class C equity units: 29,489

Unregistered Sales of Equity Securities

        No equity securities of the Company were sold during 2010; however, the Company's direct parent, RT Investments, sold equity securities during this period.

        The following table sets forth the number of units of common equity of RT Investments issued during 2010 pursuant to the RT Investments equity-based incentive plan, as amended. The units were granted under Rule 701 promulgated under the Securities Act.

Dates	Title of Securities	Amount	Purchasers	Consideration
April 28, 2010	Class B non-voting equity units	16,665	One Officer	$4,166
	Class C non-voting equity units	43,099		$2,155
December 23, 2010	Non-voting preferred equity units	126	One Officer	$126,000
	Class A voting equity units	2,392		$23,920

Repurchases of Equity Securities

        No equity securities of the Company or RT Investments were repurchased during 2010. We did not repurchase any of our common stock as part of an equity repurchase program during 2010.

Item 6.    Selected Financial Data

        The following selected historical consolidated financial data as of and for the period from January 1 to February 21, 2008 (Predecessor), the period from February 22 to December 31, 2008 (Successor) and for the years ended December 31, 2009 and 2010 (Successor) were derived from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. The selected historical consolidated financial data as of December 31, 2006 and 2007 and for the years then ended (Predecessor) were derived from our audited consolidated financial statements, adjusted for the retrospective presentation impact of changes in accounting guidance related to non-controlling interests, which are not included in this Annual Report on Form 10-K. As a result of the purchase accounting treatment applied for the Merger, our audited consolidated financial statements include the consolidated accounts of the Successor as of December 31, 2010 and 2009 and for the 313-day period ended December 31, 2008. For dates prior to February 22, 2008, our audited consolidated financial statements are of the Predecessor. These statements have been prepared using the Predecessor's basis in the assets and liabilities and the historical results of operations for periods prior to the Merger. Periods subsequent to February 22, 2008 have been prepared using our basis in the assets and liabilities acquired in the purchase transaction. Our historical results included below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of our future performance. You should read the following data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, and other financial information included in this Annual Report on Form 10-K.

	Predecessor			Successor
	Year Ended December 31, 2006	Year Ended December 31, 2007	Period From January 1 to February 21, 2008	Period From February 22 to December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
(in thousands):
Consolidated Statements of Operations Data:
Net patient service revenue	$284,067	$381,586	$76,927	$413,305	$517,646	$535,913
Other revenue	9,915	8,595	1,179	5,864	6,838	8,050

Total revenues	293,982	390,181	78,106	419,169	524,484	543,963
Salaries and benefits	147,697	203,408	42,209	206,159	259,532	282,302
Medical supplies	7,569	12,982	2,924	32,545	45,361	43,027
Facility rent expense	7,150	10,877	2,269	13,783	22,106	27,885
Other operating expenses	12,761	17,896	3,102	17,027	24,398	27,103
General and administrative expenses	30,209	45,656	20,340	43,393	54,537	65,798
Depreciation and amortization	17,430	25,776	5,347	32,609	46,416	46,346
Provision for doubtful accounts	9,425	9,648	3,789	17,896	12,871	8,831
Interest expense, net	11,855	19,726	4,721	55,100	62,502	58,505
Gain on sale of interest in a radiation practice	—	—	—	(3,113)	—	—
Loss on sale of assets of a radiation treatment center	—	—	—	—	—	1,903
Termination of professional services agreement	—	—	—	7,000	—	—
Loss on sale of real estate	—	—	—	1,036	—	—
Early extinguishment of debt	—	—	3,688	—	—	10,947
Impairment loss	—	1,568	—	—	3,474	97,916

Total expenses	244,096	347,537	88,389	423,435	531,197	670,563
Income (loss) before income taxes	49,886	42,644	(10,283)	(4,266)	(6,713)	(126,600)
Income tax expense (benefit)	18,983	15,525	570	(1,413)	1,002	(12,810)

Net income (loss)	30,903	27,119	(10,853)	(2,853)	(7,715)	(113,790)
Net income (loss) attributable to non-controlling interests	(580)	(1,211)	(19)	(2,483)	(1,835)	(1,698)

Net income (loss) attributable to Radiation Therapy Services Holdings, Inc. shareholder	$30,323	$25,908	$(10,872)	$(5,336)	$(9,550)	$(115,488)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$15,413	$10,310		$49,168	$32,958	$13,977
Working capital(1)	49,577	67,946		93,935	49,970	19,076
Total assets	416,531	582,096		1,405,940	1,379,225	1,236,330
Finance obligations	16,995	34,146		60,605	77,230	8,568
Total debt	205,244	305,159		577,444	549,059	598,831
Total equity	141,592	176,492		629,171	622,007	508,208
Other Financial Data:
Ratio of earnings to fixed charges(2)	4.70x	2.95x	—	—	—	—
Deficiency to cover fixed charges(3)	—	—	10,341	6,631	9,128	130,306

(1)
Working capital is calculated as current assets minus current liabilities.

(2)
For purposes of calculating the ratio of earnings to fixed charges, (i) earnings is defined as pretax income (loss) from continuing operations before adjustment for noncontrolling interests in consolidated subsidiaries plus/minus income or loss from equity investees plus fixed charges and (ii) fixed charges is defined as interest expense (including capitalized interest, of which we have none, and any amortization of debt issuance costs) and the estimated portion of operating lease expense deemed by management to represent the interest component of rent expense.

(3)
Coverage deficiency represents the amount by which earnings were insufficient to cover fixed charges.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as "expect", "anticipate", "plan", "believe", "seek", "estimate", "intend", "future" and similar expressions to identify forward-looking statements. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled "Risk Factors". You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

Overview

        We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation, IMRT, as well as newer, more technologically-advanced procedures. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and, as of December 31, 2010 we provided radiation therapy services in 95 treatment centers. Most of our treatment centers are strategically clustered into 28 local markets in 16 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia. Of these 95 treatment centers, 39 treatment centers were internally developed, 50 were acquired and six involve hospital-based treatment centers and other groups. We have continued to expand our affiliation with physician specialties in closely related areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

        On October 19, 2007, our wholly owned subsidiary, RTS entered into an Agreement and Plan of Merger (the "Merger Agreement") with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to which we consummated the Merger. Upon completion of the Merger, each share of RTS's common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments' management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the "Closing"). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. As a result, Vestar and its affiliates currently control approximately 83% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS's common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. See "Item 13. Certain Relationships and Related Transactions, and Director Independence." At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (Class B and C non-voting equity units) from an equity pool representing up to 13% of the common equity value of RT Investments, which as of December 31, 2010 was 12.4%. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments.

        We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

  •
  The number of treatments delivered per day in our freestanding centers;

  •
  The average revenue per treatment in our freestanding centers; and

  •
  The ratio of funded debt to pro-forma adjusted earnings before interest, taxes, depreciation and amortization (leverage ratio).

Revenue Drivers

        Our revenue growth is primarily driven by expanding the number of our centers, optimizing the utilization of advanced technologies at our existing centers and benefiting from demographic and population trends in most of our local markets. New centers are added or acquired based on capacity, demographics, and competitive considerations.

        The average revenue per treatment is sensitive to the mix of services used in treating a patient's tumor. The reimbursement rates set by Medicare and commercial payers tend to be higher for more advanced treatment technologies, reflecting their higher complexity. A key part of our business strategy is to make advanced technologies available once supporting economics exist. For example, we have been utilizing IGRT and Gamma Function, a proprietary capability to enable measurement of the actual amount of radiation delivered during a treatment and to provide immediate feedback for adaption of future treatments as well as for quality assurance, where appropriate, now that reimbursement codes are in place for these services.

Operating Costs

        The principal costs of operating a treatment center are (1) the salary and benefits of the physician and technical staff, and (2) equipment and facility costs. The capacity of each physician and technical position is limited to a number of delivered treatments, while equipment and facility costs for a treatment center are generally fixed. These capacity factors cause profitability to be very sensitive to treatment volume. Profitability will tend to increase as resources from fixed costs including equipment and facility costs are utilized.

Sources of Revenue By Payer

        We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned based upon the patients' primary insurance by category of payer in our last three fiscal years.

	Year Ended December 31,
Payer	2008	2009	2010
Medicare	45.2%	42.0%	44.6%
Commercial	51.8	54.7	50.9
Medicaid	1.6	2.4	3.0
Self pay	1.4	0.9	1.5

Total net patient service revenue	100.0%	100.0%	100.0%

Medicare and Medicaid

        Medicare is a major funding source for the services we provide and government reimbursement developments can have a material effect on operating performance. These developments include the reimbursement amount for each Current Procedural Terminology ("CPT") service that we provide and the specific CPT services covered by Medicare. CMS, the government agency responsible for administering the Medicare program, administers an annual process for considering changes in reimbursement rates and covered services. We have played, and will continue to play, a role in that process both directly and through the radiation oncology professional societies.

        Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 3.0% of our net patient service revenue for the year ended December 31, 2010.

        Medicare reimbursement rates are determined by a formula which takes into account an industry wide CF multiplied by Relative Value Units ("RVUs") determined on a per procedure basis. The CF and RVUs may change on an annual basis. In 2009, the CF decreased by 5.3%. The net result of changes to the CF and RVUs over the last several years prior to 2009 has had an immaterial impact on our business, with the CF percentage decrease in 2009 having a significant impact on our business. It is difficult, however, to forecast the future impact of any changes. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in a decrease in our total revenues and net income.

        On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout 2010 by passing several pieces of legislation. Additionally, in June 2010, Congress passed a 2.2% increase. The CF was again scheduled to decrease 24.9% as of January 1, 2011, but. Congress passed the Medicare and Medicaid Extenders Act of 2010, which was signed by President Obama on December 15, 2010. This Act delays until the end of 2011 the scheduled 24.9% cut and for now maintains rates at their current level. If future reductions are not suspended, and if a permanent "doc fix" is not signed into law, the reimbursement decrease currently scheduled to take effect on January 1, 2012, will have a significant adverse impact on our business.

Commercial

        Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

        Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 98% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. Approximately 2% of our net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

Self Pay

        Self pay consists of payments for treatments by patients not otherwise covered by third-party payers, such as government or commercial sources. Because the incidence of cancer is much higher in those over the age of 65, most of our patients have access to Medicare or other insurance and therefore the self-pay portion of our business is less than it would be in other circumstances.

        Effective July 1, 2007, we granted a discount on gross charges to self pay payers not covered under other third party payer arrangements. The discount amounts are excluded from patient service revenue. To the extent that we realize additional losses resulting from nonpayment of the discounted charges, such additional losses are included in the provision for doubtful accounts.

Other Material Factors

        Other material factors that we believe will also impact our future financial performance include:

  •
  Patient volume and census;

  •
  Continued advances in technology and the related capital requirements;

  •
  Continued affiliation with physician specialties other than radiation oncology;

  •
  Changes in accounting for business combinations requiring that all acquisition-related costs be expensed as incurred;

  •
  Our ability to achieve identified cost savings and operational efficiencies;

  •
  Increased costs associated with development and optimization of our internal infrastructure; and

  •
  Healthcare reform.

Results of Operations

        As a result of the purchase accounting treatment applied for the Merger, our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, include the consolidated accounts of the Successor as of December 31, 2010, 2009 and for the 313-day period ended December 31, 2008. For dates prior to February 22, 2008, the financial statements are of the Predecessor. These statements have been prepared using the Predecessor's basis in the assets and liabilities and the historical results of operations for periods prior to the Merger. Periods on and subsequent to February 22, 2008 have been prepared using our basis in the assets and liabilities acquired in the purchase transaction. Under purchase accounting, the Merger was treated as a purchase and the assets so acquired were valued at their fair market value, as described below. Accordingly, the results of operations, other comprehensive income (loss), changes in equity and cash flow for the Predecessor and Successor periods are not comparable.

        As a result of the Merger, (i) fixed assets increased from $208.1 million at February 21, 2008 to $220.5 million, $225.8 million, and $229.7 million at December 31, 2008, 2009 and 2010, respectively, and (ii) intangible assets increased from $9.7 million at February 21, 2008 to $106.8 million, $92.3 million, and $85.2 million at December 31, 2008, 2009 and 2010, respectively and accordingly, depreciation and amortization increased from $5.3 million for the period from January 1, 2008 to February 21, 2008, and $32.6 million for the period from February 22, 2008 to December 31, 2008 to $46.4 million for the years ended December 31, 2009 and 2010; and (ii) the Successor's incurrence of $485.1 million of debt at the time of the Merger caused interest expense to increase from $4.7 million for the period from January 1, 2008 to February 21, 2008 to $55.1 million for the period from February 22, 2008 to December 31, 2008 and $62.5 million, and $58.5 million for the years ended December 31, 2009 and 2010, respectively.

        For purposes of comparison between the Predecessor and Successor periods, the information presented below includes unaudited year ended December 31, 2008 financial data, which was derived from our audited consolidated financial statements by combining the Predecessor period financial data and the Successor period financial data. This presentation is not consistent with GAAP, and may yield results that are not strictly comparable on a period-to-period basis. Such results are not necessarily indicative of what the results for the full fiscal year 2008 would have been had the Merger not occurred.

        The following summary results of operations data are qualified in their entirety by reference to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes and our audited consolidated financial statements and the accompanying notes, included in this Annual Report on Form 10-K, and other financial information included in this Annual Report on Form 10-K.

Years Ended December 31, 2008, 2009 and 2010

        For the year ended December 31, 2010, our total revenues grew by 3.7%, over the prior year, while our total revenues for the year ended December 31, 2009 grew by 5.5% over the prior year. For the years ended December 31, 2010, 2009 and 2008, we had total revenues of $544.0 million, $524.5 million and $497.3 million, respectively.

        For the years ended December 31, 2010, 2009 and 2008, net patient service revenue comprised 98.5%, 98.7% and 98.6%, respectively, of our total revenues. In states where we employ radiation oncologists, we derive our net patient service revenue through fees earned from the provision of the professional and technical component fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. As of December 31, 2010, we employed the physicians in 57 of our treatment centers and operated pursuant to administrative services agreements in 38 of our treatment centers. In accordance with ASC 810, we consolidate the operating results of certain of the professional corporations for which we provide administrative services into our own operating results. In 2010, 2009 and 2008, 22.1%, 23.6% and 23.7%, respectively, of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

        In our net patient service revenue for the years ended December 31, 2010, 2009, and 2008, revenue from the professional-only component of radiation therapy and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 26.4%, 24.8%, and 21.8%, respectively, of our total revenues.

        For the years ended December 31, 2010, 2009 and 2008, other revenue comprised approximately 1.5%, 1.3% and 1.4%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

        The following table summarizes key operating statistics of our results of operations for the periods presented:

	Year Ended December 31,			Year Ended December 31,
	2008	2009	% Change	2009	2010	% Change
Number of treatment days	256	255		255	254
Total RVU's—freestanding centers	10,321,611	10,818,119	4.8%	10,818,119	10,833,260	0.1%
RVU's per day—freestanding centers	40,319	42,424	5.2%	42,424	42,651	0.5%
Percentage change in RVU's per day—freestanding centers—same practice basis	13.2%	2.7%		2.7%	(2.1)%
Number of regions at period end	6	8		8	8

Local markets at period end	28	28		28	28
Treatment centers—freestanding	87	90	3.4%	90	89	(1.1)%
Treatment centers—hospital/other groups	10	7	(30.0)%	7	6	(14.3)%

	97	97	0.0%	97	95	(2.1)%

Days sales outstanding at quarter end	54	44		44	41
Percentage change in freestanding revenues—same practice basis	12.1%	(3.1)%		(3.1)%	(3.6)%
Net patient service revenue—professional services only (in thousands)	$108,164	$129,909		$129,909	$143,487

        The following table presents summaries of results of operations for the period from January 1 to February 21, 2008 (Predecessor), the period from February 22 to December 31, 2008 (Successor), the year ended December 31, 2008 (Combined), the year ended December 31, 2009 (Successor) and the year ended December 31, 2010 (Successor).

	Predecessor	Successor	Combined	Successor	Successor
(in thousands):	Period From January 1 to February 21, 2008	Period From February 22 to December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Revenues:
Net patient service revenue	$76,927	$413,305	$490,232	$517,646	$535,913
Other revenue	1,179	5,864	7,043	6,838	8,050

Total revenues	78,106	419,169	497,275	524,484	543,963
Salaries and benefits	42,209	206,159	248,368	259,532	282,302
Medical supplies	2,924	32,545	35,469	45,361	43,027
Facility rent expenses	2,269	13,783	16,052	22,106	27,885
Other operating expenses	3,102	17,027	20,129	24,398	27,103
General and administrative expenses	20,340	43,393	63,733	54,537	65,798
Depreciation and amortization	5,347	32,609	37,956	46,416	46,346
Provision for doubtful accounts	3,789	17,896	21,685	12,871	8,831
Interest expense, net	4,721	55,100	59,821	62,502	58,505
Gain on sale of interest in a radiation practice	—	(3,113)	(3,113)	—	—
Loss on sale of assets of a radiation treatment center	—	—	—	—	1,903
Termination of professional services agreement	—	7,000	7,000	—	—
Loss on sale of real estate	—	1,036	1,036	—	—
Early extinguishment of debt	3,688	—	3,688	—	10,947
Impairment loss	—	—	—	3,474	97,916

Total expenses	88,389	423,435	511,824	531,197	670,563
Loss before income taxes	(10,283)	(4,266)	(14,549)	(6,713)	(126,600)
Income tax expense (benefit)	570	(1,413)	(843)	1,002	(12,810)

Net loss	(10,853)	(2,853)	(13,706)	(7,715)	(113,790)
Net income attributable to non-controlling interest	(19)	(2,483)	(2,502)	(1,835)	(1,698)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(10,872)	$(5,336)	$(16,208)	$(9,550)	$(115,488)

        The following table presents summaries of results of operations as a percentage of total revenues for the period from January 1 to February 21, 2008 (Predecessor), the period from February 22 to December 31, 2008 (Successor), the year ended December 31, 2008 (Combined), the year ended December 31, 2009 (Successor) and the year ended December 31, 2010 (Successor).

	Predecessor	Successor	Combined	Successor	Successor
	Period From January 1 to February 21, 2008	Period From February 22 to December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Revenues:
Net patient service revenue	98.5%	98.6%	98.6%	98.7%	98.5%
Other revenue	1.5	1.4	1.4	1.3	1.5

Total revenues	100.0	100.0	100.0	100.0	100.0
Salaries and benefits	54.0	49.2	49.9	49.5	51.9
Medical supplies	3.7	7.8	7.1	8.6	7.9
Facility rent expenses	2.9	3.3	3.2	4.2	5.1
Other operating expenses	4.0	4.1	4.0	4.7	5.0
General and administrative expenses	26.0	10.4	12.8	10.4	12.1
Depreciation and amortization	6.8	7.8	7.6	8.8	8.5
Provision for doubtful accounts	4.9	4.3	4.4	2.5	1.6
Interest expense, net	6.0	13.1	12.0	11.9	10.8
Gain on sale of interest in a radiation practice	—	(0.7)	(0.6)	—	—
Loss on sale of assets of a radiation treatment center	—	—	—	—	0.3
Termination of professional services agreement	—	1.7	1.4	—	—
Loss on sale of real estate	—	0.2	0.2	—	—
Early extinguishment of debt	4.7	—	0.7	—	2.0
Impairment loss	—	—	—	0.7	18.0

Total expenses	113.2	101.0	102.9	101.3	123.2
Loss before income taxes	(13.2)	(1.0)	(2.9)	(1.3)	(23.2)
Income tax expense (benefit)	0.7	(0.3)	(0.2)	(0.2)	(2.4)

Net loss	(13.9)	(0.7)	(2.8)	(1.5)	(20.8)
Net income attributable to non-controlling interest	0.0	(0.6)	(0.5)	(0.3)	(0.3)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(13.9)%	(1.3)%	(3.3)%	(1.8)%	(21.1)%

Comparison of the Years Ended December 31, 2009 and 2010

        Total revenues.    Total revenues increased by $19.5 million, or 3.7%, from $524.5 million in 2009 to $544.0 million in 2010. Total revenue was positively impacted by $45.5 million due to our expansion into new practices and treatment centers in existing local markets and new local markets during 2009 and 2010 through the acquisition of several urology, medical oncology and surgery practices in Florida and Arizona, and the acquisition of a physician practice in South Carolina, the opening of nine de novo centers, the transition of one hospital-based arrangement to freestanding and the acquisition of two centers as follows:

Date	Sites	Location	Market	Type
January 2009	1	Hammonton, New Jersey	South New Jersey	De Novo
January 2009	1	Indio, California	Palm Springs, California	De Novo
January 2009	1	Bronx, New York	Westchester/Bronx—New York	Transition to Freestanding
May 2009	1	Fort Myers, Florida	Lee County—Florida	De Novo
June 2009	1	Southbridge, Massachusetts	Central Massachusetts	De Novo
June 2009	1	Gilbert, Arizona	Central Arizona	De Novo
July 2009	1	Providence, Rhode Island	Rhode Island	De Novo
October 2009	1	Yucca Valley, California	Palm Springs, California	De Novo
March 2010	1	El Segundo, California	Los Angeles, California	De Novo
May 2010	1	Pembroke Pines, Florida	Florida East Coast	De Novo
May 2010	1	Myrtle Beach, South Carolina	South Carolina	Acquisition
December 2010	1	Princeton West Virginia	West Virginia	Acquisition

        Approximately $6.2 million of the increase was due to recognition of additional reimbursement from CMS. The Tax Relief and Health Care Act of 2006 required the establishment of a physician quality reporting system, including an incentive payment for eligible professionals who satisfactorily report data on quality measures for covered professional services furnished to Medicare beneficiaries. The program under the Medicare system is known as the Physician Quality Reporting Initiative ("PQRI"). We received $3.2 million in payments from CMS for the 2009 claims and data submitted for the PQRI program and expect to receive approximately $3.0 million for the 2010 PQRI program. Offsetting the increases from expansion into new practices and the PQRI program, was a $36.7 million decline in revenue due to decreases in volume and pricing in our existing local markets. The volume decrease was predominantly in certain local markets in Florida, Michigan, Las Vegas and Arizona. The declines in Las Vegas and Arizona were predominately related to certain office consolidations and transitions of new physicians covering these markets that impacted our patient volume. In addition to the PQRI and volume items noted above, during the third quarter of 2009 total revenues were reduced by an increase in contractual allowances of approximately $4.5 million offset by a corresponding decrease in bad debt allowance for the final assessment of our accounts receivable balances within our billing system. In addition, during the current year, we strategically reallocated a number of radiation therapy treatment machines in certain of our local markets in order to meet anticipated demand patterns. During this large scale reorganization, treatment volumes experienced a delay as the machines were being reallocated to new facilities. A portion of the decline in treatment volumes during the current year was due to the machine reallocation, although we continued to experience lower volumes in certain markets as a result of the challenging economic environment.

        Salaries and benefits.    Salaries and benefits increased by $22.8 million, or 8.8%, from $259.5 million in 2009 to $282.3 million in 2010. Salaries and benefits as a percentage of total revenues increased from 49.5% in 2009 to 51.9% in 2010. The increase of $22.8 million included $7.6 million of physician contracting expenses as result of reassessing certain urology and medical oncology physician groups' compensation arrangements. Additional staffing of personnel and physicians due to our expansion in certain practices in southwest Florida and Arizona and acquisitions of treatment centers in existing local markets during the latter part of 2009 and in 2010 contributed $23.3 million to our increase in salaries and benefits. Salaries and benefits decreased $8.1 million in our existing practices and centers within our local markets. The decrease in our existing local markets was due to the reduction of physician compensation as a result of our revenue declines as well as cost-cutting initiatives implemented during the second half of 2009.

        Medical supplies.    Medical supplies decreased by $2.4 million, or 5.1%, from $45.4 million in 2009 to $43.0 million in 2010. Medical supplies as a percentage of total revenues decreased from 8.6% in

2009 to 7.9% in 2010. Approximately $4.3 million was related to our expansion into new practices and centers in existing local markets during 2009 and 2010, offset by an approximately $6.7 million decrease in our remaining practices and centers in existing local markets primarily due to cost savings efforts to reduce the per unit costs of medical supplies, including pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy-related medical supplies as well as a result of the decline in services.

        Facility rent expenses.    Facility rent expenses increased by $5.8 million, or 26.1%, from $22.1 million in 2009 to $27.9 million in 2010. Facility rent expenses as a percentage of total revenues increased from 4.2% in 2009 to 5.1% in 2010. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $3.7 million of the increase was related to our expansion in new practices and centers in existing local markets. On March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, of the refinancing of the landlords' mortgages on these respective properties we derecognized approximately $64.8 million in real estate subject to finance obligation. As a result of the derecognition, our facility rent expense increased by approximately $2.1 million in 2010 as compared to 2009.

        Other operating expenses.    Other operating expenses increased by $2.7 million or 11.1%, from $24.4 million in 2009 to $27.1 million in 2010. Other operating expense as a percentage of total revenues increased from 4.7% in 2009 to 5.0% in 2010. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $2.7 million of the increase was related to our expansion in new practices and centers in existing local markets.

        General and administrative expenses.    General and administrative expenses increased by $11.3 million or 20.6%, from $54.5 million in 2009 to $65.8 million in 2010. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 10.4% in 2009 to 12.1% in 2010. The increase of $11.3 million in general and administrative expenses was due to an increase of approximately $3.2 million relating to the growth in the number of new practices and treatment centers in our existing local markets, an increase of approximately $2.8 million related to litigation settlements with certain physicians, an increase of approximately $2.9 million in our remaining practices and treatment centers in our existing local markets including professional services relating to our remediation of a material weakness of approximately $0.3 million and an increase of approximately $2.4 million in diligence costs relating to acquisitions of radiation oncology practices in South Carolina, West Virginia and several urology practices and potential acquisitions of physician practices, including diligence costs associated with the MDLLC Acquisition in 2011.

        Depreciation and amortization.    Depreciation and amortization remained unchanged at $46.4 million in 2009 and 2010. Depreciation and amortization expense as a percentage of total revenues decreased from 8.8% in 2009 to 8.5% in 2010. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $2.4 million, offset by a decrease of approximately $1.6 million predominately due to the expiration of certain non-compete agreements. On March 31, 2010, we derecognized approximately $64.8 million in real estate subject to finance obligation. As a result of the derecognition, our depreciation and amortization expense decreased by approximately $0.8 million.

        Provision for doubtful accounts.    The provision for doubtful accounts decreased by $4.1 million, or 31.4%, from $12.9 million in 2009 to $8.8 million in 2010. The provision for doubtful accounts as a percentage of total revenues decreased from 2.5% in 2009 to 1.6% in 2010. In the latter part of 2009, we made efforts to improve the overall collection process, including a replacement of our claims clearinghouse agent, to provide more efficient and timely claims processing, upgraded certain billing processes, including the electronic transmission of secondary claims and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense.

        Interest expense, net.    Interest expense, net of interest income of approximately $0.6 million, decreased by $4.0 million, or 6.4%, from $62.5 million in 2009 to $58.5 million in 2010. The decrease is primarily attributable to a pay down of approximately $15 million in our senior secured revolving credit facility during the fourth quarter of 2009, along with amortization of our senior secured term loan facility during 2010, principal payments of our capital leases and the refinancing of our debt in April 2010 by replacing the $175.0 million senior subordinated notes due March 2015 at an interest rate of 13.5% with senior subordinated notes due April 2017 at an interest rate of 9.875%. In addition, we incurred an additional $2.1 million in interest expense associated with the pro-rata write-off of our deferred financing costs and original issue discount costs resulting from our prepayment of $74.8 million in our Term Loan B. On March 31, 2010, we derecognized approximately $64.8 million in real estate subject to finance obligation. As a result of the derecognition, our interest expense relating to the finance obligation decreased by approximately $4.3 million.

        Loss on sale of assets of a radiation treatment center.    In January 2007, we acquired a 67.5% interest in Gettysburg Radiation,  LLC (GR), which at that time was in the final stages of developing a free-standing radiation therapy treatment center in Gettysburg, Pennsylvania. Approximately a year later, GR expanded its operations to a second location in Littlestown, Pennsylvania. Due to the poor local economy, as well as the opening of a radiation therapy center by a nearby hospital, the performance of both the Gettysburg and Littlestown facilities deteriorated significantly. During the fourth quarter of 2009, the Littlestown facility was closed. On April 30, 2010, we sold certain assets of the Gettysburg facility to one of GR's minority equity-holders for approximately $925,000 and incurred a loss on the sale of approximately $1.9 million.

        Early extinguishment of debt.    We incurred approximately $10.9 million from the early extinguishment of debt as a result of the prepayment of the $175.0 million in senior subordinated notes, which included the call premium payment of approximately $5.3 million, write-offs of $2.5 million in deferred financing costs and $3.1 million in original issue discount costs.

        Impairment loss.    Impairment loss of approximately $3.5 million in 2009 primarily relating to an impairment loss incurred of approximately $1.8 million for the write down to fair value of certain of our linear accelerators and CT machines due to technological obsolescence. The adjustment to machine inventories was due to several considerations, including the planned use of RapidArc technology on 3-D digital machines for which this technology can not be implemented on 2-D digital machines or analog machines. RapidArc radiotherapy technology is an effective cancer treatment representing an advanced new form of image-guided IMRT. This technology enables clinicians to program a linear accelerator to deliver precise forms of IMRT up to eight times faster than other IMRT systems. It does this by delivering the complete IMRT treatment to the patient in fewer rotations than traditional IMRT. Impairment loss of approximately $97.9 million in 2010 related to our write-off of our investment in a 50% interest in an international freestanding radiation center in Mohali, India of approximately $0.7 million, certain planned office closings in California and Michigan of approximately $3.5 million and goodwill impairment in certain of our reporting units, including California, Southwest U.S. (Arizona and Nevada) and the Florida east coast of approximately $91.2 million and an additional $2.5 million relating to the office closings of certain of our radiation treatment centers.

        Income taxes.    Our effective tax rate was 10.1% in fiscal 2010 and (14.9%) in fiscal 2009. The increase in the effective tax rate in the 2010 calendar year is primarily the result of goodwill impairment recognized in the 2010 calendar year which is not deductible for tax purposes, the establishment of a valuation allowance against federal and state deferred tax assets and adjustments to deferred income tax items and unrecognized tax positions that were recorded in the 2010 calendar year.

The income tax benefit $12.8 million in 2010 compared to an income tax expense of $1.0 million in 2009, represents an increase of $13.8 million on an absolute dollar basis.

        The effective tax rate differed from the U.S. federal statutory rate of 35% during 2010 primarily as a result of the effect of the goodwill impairment which is not deductible for tax purposes and the establishment of a valuation allowance against federal deferred tax assets and an increase in the valuation allowance related to state deferred tax assets.

        Our future effective tax rates could be affected by changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. We monitor the assumptions used in estimating the annual effective tax rate and makes adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective tax rates, future income tax expense (benefit) could be materially affected.

        In addition, we are periodically under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. We regularly assess the likelihood of adverse outcomes from these audits to determine the adequacy our provision for income taxes. To the extent that we prevail in matters for which accruals have been established or we are required to pay amounts in excess of such accruals, the effective tax rate could be materially affected. We are currently undergoing a federal income tax audit for tax years 2005 through 2008 and New York State audit for tax years 2006 through 2008.

        Net loss.    Net loss increased by $106.1 million, from $7.7 million in net loss in 2009 to $113.8 million net loss in 2010. Net loss represents 1.5% and 20.8% of total revenues in 2009 and 2010, respectively.

Comparison of the Years Ended December 31, 2008 and 2009

        Total revenues.    Total revenues increased by $27.2 million, or 5.5%, from $497.3 million in 2008 to $524.5 million in 2009. Approximately $49.6 million of this increase resulted from our expansion into new local markets during 2008 and 2009 through the acquisition of six new treatment centers and the opening of 16 new de novo centers and the addition of one hospital-based/other group arrangements as follows:

Date	Sites	Location	Market	Type
January 2008	1	East Naples, Florida	Collier County—Florida	De Novo*
March 2008	1	Fort Apache, Nevada	Las Vegas	De Novo
April 2008	1	Jacksonville, Florida	Northeast Florida	De Novo
April 2008	1	Collier County, Florida	Collier County—Florida	Acquisition
June 2008	3	Sun City and Phoenix, Arizona	Central Arizona	Acquisition
July 2008	1	Fairlea, West Virginia	Central Maryland	Acquisition
September 2008	1	Scottsdale, Arizona	Central Arizona	De Novo
October 2008	1	Peoria, Arizona	Central Arizona	De Novo*
October 2008	1	Mt. Shasta, California	Northern California	Acquisition
October 2008	1	Mohali, India	International	De Novo
November 2008	1	Lakewood Ranch, Florida	Sarasota/Manatee Counties—Florida	De Novo
December 2008	1	Rancho Mirage, California	Palm Springs, California	De Novo
November 2008	1	Corona, California	Los Angeles, California	De Novo
December 2008	1	Fort Myers, Florida	Lee County—Florida	Hospital-Based/Other Group
January 2009	1	Hammonton, New Jersey	South New Jersey	De Novo
January 2009	1	Indio, California	Palm Springs, California	De Novo
January 2009	1	Bronx, New York	Westchester/Bronx—New York	Transition to Freestanding
May 2009	1	Fort Myers, Florida	Lee County—Florida	De Novo
June 2009	1	Southbridge, Massachusetts	Central Massachusetts	De Novo
June 2009	1	Gilbert, Arizona	Central Arizona	De Novo
July 2009	1	Providence, Rhode Island	Rhode Island	De Novo
October 2009	1	Yucca Valley, California	Palm Springs, California	De Novo

*
We no longer operate at these locations.

        The aforementioned $49.6 million increase in revenues was offset by an approximate $22.4 million revenue decrease that was due to the 5.3% decrease in the conversion factor in 2009.

        Salaries and benefits.    Salaries and benefits increased by $11.2 million, or 4.5%, from $248.4 million in 2008 to $259.5 million in 2009. Salaries and benefits as a percentage of total revenues decreased from 49.9% in 2008 to 49.5% in 2009. Additional staffing of personnel and physicians due to our expansion and acquisitions of treatment centers into new local markets during the latter part of 2008 and 2009 contributed to a $13.8 million increase in salaries and benefits. Within our existing local markets, salaries and benefits decreased $2.6 million primarily due to the decrease in stock compensation expense in 2009 as a result of the acceleration of restricted stock due to the Merger in February 2008.

        Medical supplies.    Medical supplies increased by $9.9 million, or 27.9%, from $35.5 million in 2008 to $45.4 million in 2009. Medical supplies as a percentage of total revenues increased from 7.1% in 2008 to 8.6% in 2009. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies from new markets and services entered into in 2008 and 2009. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

        Facility rent expenses.    Facility rent expenses increased by $6.1 million, or 37.7%, from $16.1 million in 2008 to $22.1 million in 2009. Facility rent expenses as a percentage of total revenues increased from 3.2% in 2008 to 4.2% in 2009. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $3.3 million of the increase related to the expansion into new local markets and approximately $2.7 million of the increase due to additional rent as a result of a sale leaseback transaction in September of 2008 in which we sold for approximately $40.4 million and leased-back 12 properties located in Florida, Maryland and Michigan and $0.1 million increase in our existing local markets.

        Other operating expenses.    Other operating expenses increased by $4.3 million, or 21.2%, from $20.1 million in 2008 to $24.4 million in 2009. Other operating expenses as a percentage of total revenues increased from 4.0% in 2008 to 4.7% in 2009. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $2.4 million of the increase was related to the expansion into new local markets and $1.9 million increase in our remaining existing local markets, primarily attributable to an increase in the number of service contracts for maintenance of our advanced treatment technologies.

        General and administrative expenses.    General and administrative expenses decreased by $9.2 million, or 14.4%, from $63.7 million in 2008 to $54.5 million in 2009. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 12.8% in 2008 to 10.4% in 2009. The decrease of $9.2 million was due to the costs incurred in 2008 relating to the Merger, in which we incurred approximately $11.8 million in fees and expenses. Excluding the $11.8 million in merger related expenses in 2008, approximately $2.4 million in general and administrative expenses was due to an increase for the change in accounting relating to the capitalization of professional fees relating to acquisitions of a business as these fees effective January 1, 2009 are expensed.

        Depreciation and amortization.    Depreciation and amortization increased by $8.4 million, or 22.3%, from $38.0 million in 2008 to $46.4 million in 2009. Depreciation and amortization expense as a percentage of total revenues increased from 7.6% in 2008 to 8.8% in 2009. Approximately $3.9 million of the increase was attributable to the expansion of new radiation treatment centers into new and existing local markets. The remaining portion of the increase was attributable from the purchase accounting as a result of the Merger in February 2008.

        Provision for doubtful accounts.    Provision for doubtful accounts decreased by $8.8 million, or 40.6%, from $21.7 million in 2008 to $12.9 million in 2009. Provision for doubtful accounts as a percentage of total revenues decreased from 4.4% in 2008 to 2.5% in 2009. In 2008, as a result of the economic downturn in the economy, we reassessed our allowances on both commercial and self-pay balances and determined that additional allowances were warranted.

        Interest expense, net.    Interest expense, net increased by $2.7 million, or 4.5%, from $59.8 million in 2008 to $62.5 million in, 2009. Interest expense as a percentage of total revenues decreased from 12.0% in 2008 to 11.9% in 2009. Included in interest expense, net is an insignificant amount of interest income. The increase is primarily attributable to increased borrowings under our senior secured credit facility for our expansion into new markets during 2008 and 2009 and borrowings under capital lease financing arrangements of approximately $9.7 million for our investment in advanced radiation treatment technologies in certain local markets throughout 2008 and 2009.

        Gain on sale of interest in a radiation practice.    In October 2008, we contributed a radiation treatment center located in Northern California to a joint venture with a hospital. The hospital contributed the assets of the hospital radiation department and the assets of a radiation facility on its hospital campus to the joint venture. As a result of the contribution, we recognized a gain of approximately $3.1 million for the sale of a portion of the interest in our radiation treatment center. We maintain a 57.3% ownership interest in the joint venture and the results of the operations of the joint venture are included in our consolidated financial statements.

        Termination of professional services agreement.    In March 2008, we terminated a professional services agreement with a practice in central Arizona, which maintained exclusive rights to expand into the market. We paid approximately $7.0 million for the buy-out, which provided us with the ability to further expand into the central Arizona market, with the purchase of three radiation treatment centers located in Sun City and Phoenix, Arizona.

        Loss on sale of real estate.    In September 2008, we entered into a sale-leaseback transaction with a third party. We sold 12 real estate properties located in Florida, Maryland and Michigan for approximately $40.4 million. We incurred a loss of approximately $1.0 million and deferred a gain of approximately $1.3 million on the sale of the real estate. We subsequently leased back the properties from the third party with terms of 20 years and four separate renewal option terms for 5 years each.

        Early extinguishment of debt.    In connection with the Merger in February 2008, we incurred expenses of approximately $3.7 million for early extinguishment of debt relating to the termination of certain capital lease obligations, termination of our interest rate swap agreement and the write-off of deferred financings costs relating to the extinguishment of the previous senior secured credit facility.

        Impairment loss.    Impairment loss of approximately $3.5 million primarily relating to an impairment loss incurred of approximately $1.8 million for the write down to fair value of certain of our liner accelerators and CT machines due to technological obsolescence. The adjustment to machine inventories was due to several considerations, including the planned use of RapidArc technology on 3-D digital machines for which this technology can not be implemented on 2-D digital machines or analog machines. RapidArc radiotherapy technology is an effective cancer treatment representing an advanced new form of image-guided IMRT. This technology enables clinicians to program a linear accelerator to deliver precise forms of IMRT up to eight times faster than other IMRT systems. It does this by delivering the complete IMRT treatment to the patient in fewer rotations than traditional IMRT.

        Net loss.    Net loss decreased by $6.0 million, or 43.7%, from $13.7 million loss in 2008 to $7.7 million loss in 2009. Net loss represents 2.8% and 1.5% of total revenues in 2008 and 2009, respectively.

Liquidity and Capital Resources

        Our principal capital requirements are for working capital, acquisitions, medical equipment replacement and expansion and de novo treatment center development. Working capital and medical equipment are funded through cash from operations, supplemented, as needed, by five-year fixed rate lease lines of credit. Borrowings under these lease lines of credit are recorded on our balance sheets. The construction of de novo treatment centers is generally funded directly by related party lessors and then leased to us. We finance our operations, capital expenditures and acquisitions through a combination of borrowings and cash generated from operations.

Cash Flows From Operating Activities

        Net cash provided by operating activities for the years ended December 31, 2008, 2009 and 2010 was $64.2 million, $71.4 million and $49.0 million, respectively.

        Net cash provided by operating activities decreased by $22.4 million from $71.4 million in 2009 to $49.0 million in 2010. The decrease in cash was predominately due to the refinancing in April 2010, whereby we paid cash from operations, accrued and unpaid interest of approximately $14.9 million on the senior subordinated notes due April 2017 in October 2010. With respect to our prior senior subordinated notes due in 2015 accrued and unpaid interest was paid semi-annually on January 15th and July 15th of each year. In addition, we received approximately $10.8 million in tax refunds in 2009 compared to payments of approximately $0.4 million in 2010.

        Net cash provided by operating activities increased by $7.2 million from $64.2 million in 2008 to $71.4 million in 2009. The increase of $7.2 million was affected by income tax payments made in 2008 of approximately $3.1 million, as compared to tax refunds of approximately $10.8 million made in 2009. Accounts receivable decreased by $9.1 million from 2008 to 2009 as a result of additional cash collections in 2009 as compared to 2008.

Cash Flows From Investing Activities

        Net cash used in investing activities for 2008, 2009, and 2010 was $88.4 million, $54.2 million, and $92.5 million, respectively.

        Net cash used in investing activities increased by $38.3 million from $54.2 million in 2009 to $92.5 million in 2010. Net cash used in investing activities was impacted by approximately $10.4 million related to the purchase of (i) a 33% interest in MDLLC, a joint venture that holds a majority equity interest in and manages 26 radiation therapy treatment centers in South America and Central America and (ii) a 19% interest in a joint venture that operates a treatment center in Guatemala, both of which occurred in January 2009. In May 2010 we purchased a radiation treatment center and several physician practices in South Carolina for a combined purchase price of approximately $34.5 million, in cash, and purchased a radiation treatment center in Princeton West Virginia in December 2010 for approximately $8.0 million, in cash. In December 2010, we contributed an initial $1.0 million for a 28.5% interest in a proton beam therapy joint venture with a consortium of five leading New York academic medical centers to be constructed in Manhattan.

        Net cash used in investing activities decreased by $34.2 million from $88.4 million in 2008 to $54.2 million in 2009. Net cash used in investing activities was impacted by approximately $2.4 million from the acquisitions of radiation center assets during 2009 as compared to approximately $71.7 million of acquisitions in 2008. In 2009 we spent approximately $16.0 million in purchases and contribution of capital to joint venture entities. Of the total $16.0 million spent, approximately $10.4 million related to the purchase of a 33% interest in a joint venture that holds a majority equity interest in and manages 25 radiation therapy treatment centers in South America, Central America and the Caribbean and a 19% interest in a joint venture which operates a treatment center in Guatemala.

        Historically, our capital expenditures have been primarily for equipment, leasehold improvements and information technology equipment. Total capital expenditures, inclusive of amounts financed through capital lease arrangements and exclusive of the purchase of radiation treatment centers, were $48.7 million, $37.5 million and $43.8 million in 2008, 2009 and 2010, respectively. Historically, we have funded our capital expenditures with cash flows from operations, borrowings under our senior secured credit facilities and borrowings under lease lines of credit.

Cash Flows From Financing Activities

        Net cash provided by financing activities for 2008 was $63.1 million. Net cash used in financing activities for 2009 was $33.4 million and net cash provided by financing activities for 2010 was $24.5 million.

        Net cash provided by financing activities in 2010 included $308.1 million of proceeds received from the issuance of $310.0 million in aggregate principal amount of senior subordinated notes due 2017. The $308.1 million in proceeds was used to repay the existing $175.0 million in senior subordinated notes due 2015, including accrued and unpaid interest and a call premium of approximately $5.3 million. The remaining proceeds from the offering were used to pay down $74.8 million of the senior secured term loan facility and $10.0 million of the senior secured revolving credit facility and to finance the acquisitions of a radiation treatment center and physician practices in South Carolina, which were consummated on May 3, 2010. In addition, we paid approximately $11.9 million of loan costs relating to transaction fees and expenses incurred in connection with the issuance of the $310.0 million senior subordinated notes. We borrowed approximately $8.5 million in December 2010 for the purchase of a radiation treatment center in Princeton West Virginia. Further, we paid approximately $0.9 million in fees and expenses related to our S-4 registration statement filing for the Existing Notes. The change in net cash provided by financing activities included cash provided by non-controlling interest holders in the El Segundo joint venture who contributed approximately $0.6 million in cash for a 22.75% interest in the joint venture. We also had partnership distributions from non-controlling interests of approximately $3.2 million in 2010.

        Net cash used in financing activities for 2009 was approximately $33.4 million. Of the cash used in financing, approximately $29.7 million related to principal repayments of debt, including $3.5 million on our senior secured term loan facility, $15.0 million on our senior secured revolving credit facility and approximately $11.2 million for capital lease obligations. In addition we had partnership distributions from non-controlling interests of approximately $2.9 million in 2009.

        Net cash provided by financing activities for 2008 was approximately $63.1 million. In 2008, in connection with the Merger, we terminated all commitments under the previous senior credit facility, repaid all outstanding borrowings under the previous senior credit facility and paid any accrued and unpaid interest. In connection with the Merger, we entered into our current senior secured credit facilities, which consist of a senior secured term loan facility and a senior secured revolving credit facility. At the Closing, we borrowed $307.0 million under the senior secured term loan facility, utilized $3.1 million of the senior secured revolving credit facility and obtained a $175.0 million senior subordinated interim loan agreement. On March 25, 2008, we issued $175.0 million senior subordinated notes due 2015 at an annual interest rate of 13.5%, and repaid the $175.0 million senior subordinated interim loan agreement including any accrued and unpaid interest. During 2008, we utilized the $40.0 million delayed draw term loan for certain acquisitions and general corporate purposes.

Senior Secured Credit Facilities and Senior Subordinated Notes

        In connection with the Merger, we entered into our current senior secured credit facilities, which consist of a senior secured term loan facility and a senior secured revolving credit facility. At the Closing, we borrowed $307.0 million under the senior secured term loan facility, utilized $3.1 million of the senior secured revolving credit facility and obtained a $175.0 million senior subordinated interim loan agreement. We incurred expenses of approximately $3.7 million for early extinguishment of debt relating to the termination of certain capital lease obligations, termination of our interest rate swap agreement and the write-off of deferred financings costs relating to the extinguishment of our previous senior secured credit facility. On March 25, 2008, we issued $175.0 million senior subordinated notes due 2015 at an annual interest rate of 13.5%, and repaid the $175.0 million senior subordinated interim loan agreement including any accrued and unpaid interest.

        On April 1, 2010, we amended our senior secured credit facilities to, among other things, (i) under certain circumstances, allow us to issue permitted additional subordinated debt to fund certain future acquisitions; (ii) disregard, for purposes of calculating compliance with the financial covenants, certain provisions of GAAP that would require us to treat leased properties as owned by us; and (iii) provide for certain other modifications to permit the incurrence of additional indebtedness in connection with certain future acquisitions and the ability to make additional investments, subject to pro forma compliance with certain performance based incurrence covenants, and other restrictions. At December 31, 2010, we were in compliance with all covenants.

        On April 20, 2010, we sold $310.0 million of the Existing Notes, and repaid our prior $175.0 million in aggregate principal amount 13.5% senior subordinated notes due 2015, including accrued and unpaid interest of approximately $6.4 million and the call premium of approximately $5.3 million. The remaining proceeds from the sale of the Existing Notes were used to pay down $74.8 million of the senior secured term loan facility and $10.0 million of the senior secured revolving credit facility. A portion of the proceeds of the Existing Notes offering was placed in a restricted account pending application to finance certain acquisitions, including the acquisitions of a radiation treatment center and physician practices in South Carolina, which were consummated on May 3, 2010. We incurred approximately $11.9 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the Existing Notes offering, including the initial purchasers' discount of $1.9 million.

        We incurred approximately $10.9 million in early extinguishment of debt as a result of the prepayment of the $175.0 million in senior subordinated notes, which included the call premium payment of approximately $5.3 million, the write-offs of $2.5 million in deferred financing costs and $3.1 million in original issue discount costs.

        On April 22, 2010, affiliates of certain of the initial purchasers of the Existing Notes, as lenders under our senior secured revolving credit facility, provided an additional $15.0 million of commitments to the senior secured revolving credit facility and increased the available commitment from $60.0 million to $75.0 million. We paid $2.0 million to Vestar Capital Partners V, L.P. for additional transaction advisory services in respect to the incremental amendments to our senior secured revolving credit facility, the additional $15.0 million of commitments to the revolver portion, and the complete refinancing of the senior subordinated notes. As of December 31, 2010, we had approximately $66.0 million available for borrowing under our senior secured revolving credit facility.

        On May 3, 2010, we entered into Amendment No. 3 to our Senior Credit Facility, dated February 21, 2008 (as amended by Amendment No. 1, dated August 15, 2008, Amendment No. 2, dated April 1, 2010, Amendment No. 3, dated May 3, 2010, and as otherwise amended from time to time, the "Credit Agreement"), by and among RTS, Parent, the subsidiaries of RTs. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein, pursuant to which we revised certain administrative matters, including to permit us to provide to the lenders thereunder the consolidated financial statements of Parent in lieu of those of the borrower, RTS.

        Our Senior Secured Credit Facility:

  •
  is secured by a pledge of substantially all of our tangible and intangible assets, including accounts receivable, inventory and capital stock of our existing and future subsidiaries, and requires that borrowings and other amounts due under it will be guaranteed by our existing and future subsidiaries;

  •
  requires us to make mandatory prepayments of outstanding borrowings, with a corresponding reduction in the maximum amount of borrowings available under the senior secured credit facility, with net proceeds from insurance recoveries and asset sales, and with the net proceeds from the issuance of equity or debt securities, subject to specified exceptions;

  •
  includes a number of restrictive covenants including, among other things, limitations on our leverage, capital and acquisitions expenditures, and requirements that we maintain minimum ratios of cash flow to interest;

  •
  limits our ability to pay dividends on our capital stock; and

  •
  contains customary events of default, including an event of default upon a change in our control.

        The revolving credit facility requires that we comply with certain financial covenants, including:

	Requirement	Level at December 31, 2010
Maximum permitted consolidated leverage ratio	<5.25 to 1.00	4.96 to 1.00
Minimum permitted consolidated interest coverage ratio	>1.90 to 1.00	2.34 to 1.00

        The maximum permitted consolidated leverage ratio required is <5.25 to 1.00 through June 30, 2011, <5.00 to 1.00 from July 1, 2011 through June 30, 2012, <4.75 to 1.00 from July 1, 2012 to December 31, 2012 and <4.50 to 1.00 thereafter.

        The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of December 31, 2010.

        We believe available borrowings under our senior secured credit facilities, together with our cash flows from operations, will be sufficient to fund our currently anticipated operating requirements. To the extent available borrowings and cash flows from operations are insufficient to fund future requirements, we may be required to seek additional financing through additional increases in our senior secured credit facilities, negotiate additional credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase our senior secured credit facilities, secure additional bank borrowings or lease line of credit or complete additional debt or equity financings on terms favorable to us or at all. Our ability to meet our funding needs could be adversely affected if we experience a decline in our results of operations, or if we violate the covenants and other restrictions to which we are subject under our senior secured credit facilities.

Finance Obligation

        We lease certain of our treatment centers (each, a "facility" and, collectively, the "facilities") and other properties from partnerships that are majority-owned by related parties (each, a "related party lessor" and, collectively, the "related party lessors"). See "Item 13. Certain Relationships and Related Transactions, and Director Independence." The related party lessors construct the facilities in accordance with our plans and specifications and subsequently lease these facilities to us. Due to the related party relationship, we are considered the owner of these facilities during the construction period pursuant to the provisions of ASC 840-40, "Sale-Leaseback Transactions" ("ASC 840-40"). In accordance with ASC 840-40, we record a construction in progress asset for these facilities with an offsetting finance obligation during the construction period. These related parties guarantee the debt of the related party lessors, which is considered to be "continuing involvement" pursuant to ASC 840-40. Accordingly, these leases did not qualify as a normal sale-leaseback at the time that construction was completed and these facilities were leased to us. As a result, the costs to construct the facilities and the related finance obligation were recorded on our consolidated balance sheets after construction was completed. The construction costs were included in "Real Estate Subject to Finance Obligation" in the

condensed consolidated balance sheets and the accompanying notes, included in this Annual Report on Form 10-K. The finance obligation were amortized over the lease term based on the payments designated in the lease agreements. The amount of these finance obligations as of December 31, 2009 was $77.2 million.

        As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, we derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, we entered into a new master lease arrangement with the landlord on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. The amount of these finance obligations as of December 31, 2010 was $8.6 million.

Billing and Collections

        Our billing system utilizes a fee schedule for billing patients, third party payers and government sponsored programs, including Medicare and Medicaid. Fees billed to government sponsored programs, including Medicare and Medicaid, and fees billed to self pay patients (not covered under other third party payer arrangements) are automatically adjusted to the allowable payment amount at time of billing. In 2009, we updated our billing system to include fee schedules on approximately 85% of all payers and developed a blended rate allowable amount on the remaining payers. As a result of this change in 2009, fees billed to all payers are automatically adjusted to the allowable payment at time of billing.

        Insurance information is requested from all patients either at the time the first appointment is scheduled or at the time of service. A copy of the insurance card is scanned into our system at the time of service so that it is readily available to staff during the collection process. Patient demographic information is collected for both our clinical and billing systems.

        It is our policy to collect co-payments from the patient at the time of service. Insurance information is obtained and the patient is informed of their co-payment responsibility prior to the commencement of treatment.

        Charges are posted to the billing system by certified coders in our offices or in our central billing office. After charges are posted, edits are performed, any necessary corrections are made and billing forms are generated, then sent electronically to our clearinghouse. Any bills not able to be processed through the clearinghouse are printed and mailed from our central billing office. Statements are automatically generated from our billing system and mailed to the patient on a regular basis for any amounts still outstanding. Daily, weekly and monthly accounts receivable analysis reports are utilized by staff and management to prioritize accounts for collection purposes, as well as to identify trends and issues. Strategies to respond proactively to these issues are developed at weekly and monthly team meetings. Our write-off process is manual and our process for collecting accounts receivable is dependent on the type of payer as set forth below.

Medicare, Medicaid and Commercial Payer Balances

        Our central billing office staff expedites the payment process from insurance companies and other payers via electronic inquiries, phone calls and automated letters to ensure timely payment. Our billing system generates standard aging reports by date of billing in increments of 30 day intervals. The collection team utilizes these reports to assess and determine the payers requiring additional focus and collection efforts. Our accounts receivable exposure on Medicare, Medicaid and commercial payer balances are largely limited to denials and other unusual adjustments. Our exposure to bad debts on balances relating to these types of payers over the years has been insignificant.

        In the event of denial of payment, we follow the payer's standard appeals process, both to secure payment and to lobby the payers, as appropriate, to modify their medical policies to expand coverage for the newer and more advanced treatment services that we provide which, in many cases, is the payer's reason for denial of payment. If all reasonable collection efforts with these payers have been exhausted by our central billing office staff, the account receivable is written-off as a contractual allowance.

Self-Pay Balances

        We administer self-pay account balances through our central billing office and our policy is to first attempt to collect these balances although after initial attempts we often send outstanding self-pay patient claims to collection agencies at designated points in the collection process. In some cases monthly payment arrangements are made with patients for the account balance remaining after insurance payments have been applied. These accounts are reviewed monthly to ensure payments continue to be made in a timely manner. Once it has been determined by our staff that the patient is not responding to our collection attempts, a final notice is mailed. This generally occurs more than 120 days after the date of the original bill. If there is no response to our final notice, after 30 days the account is assigned to a collection agency and, as appropriate, recorded as a bad debt and written off. Balances under $50 are written off but not sent to the collection agency. All accounts are specifically identified for write-offs and accounts are written off prior to being submitted to the collection agency.

Acquisitions and Developments

        The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,
	2008	2009	2010
Treatment centers at beginning of period	85	97	97
Internally developed(1)	7	7	2
Transitioned to freestanding	—	1	—
Internally (consolidated/closed/sold)	(1)	(5)	(5)
Acquired	6	—	2
Hospital-based/other groups	1	—	(1)
Hospital-based (ended/transitioned)	(1)	(3)	—

Treatment centers at period end	97	97	95

Number of regions at period end	6	8	8

Number of local markets at period end	28	28	28

(1)
In 2008, two freestanding treatment centers that were previously acquired were transferred to new internally developed centers.

        In 2008, we internally developed seven new radiation centers, acquired six new radiation treatment centers, added one hospital-based/other group arrangement, ended one hospital-based arrangement, and acquired the assets of several urology and medical oncology practices as follows:

        In January 2008, we opened our East Naples, Florida treatment center and began treating patients at the facility.

        In March 2008, we transitioned our acquired Vegas Valley, Nevada center to a new internally developed center in Fort Apache, Nevada.

        In April 2008, we opened our Jacksonville, Florida treatment center and began treating patients at the facility.

        In April 2008, we acquired the assets of a radiation treatment center located in southwest Florida for approximately $25.1 million. The center purchased in southwest Florida will further expand our presence in the market.

        In June 2008, we acquired the assets of three radiation treatment centers located in Sun City and Phoenix, Arizona for approximately $23.4. The centers purchased in Arizona further expands our presence into the Central Arizona market. In addition to the $23.4 million, the purchase price arrangement included a $2.3 million deferred purchase price contingent on reaching a certain level of business volume. In September 2009, the centers achieved the level of business volume and the $2.3 million was paid from restricted cash and recorded as additional goodwill.

        In July 2008, we acquired the assets of a radiation treatment center located in Fairlea, West Virginia for approximately $17.7 million. The center purchased in West Virginia further expands our presence into the West Virginia market. In addition to the $17.7 million, the purchase price arrangement included a $2.0 million deferred purchase price contingent on the transfer of the certificate of need license. The certificate of need license was transferred in January 2009 and the funds including interest totaling approximately $2.0 million were paid.

        In August 2008, we transitioned our acquired Scottsdale, Arizona center to a new internally developed center also in Scottsdale, Arizona.

        In October 2008, we contributed a radiation treatment center located in Northern California to a joint venture with a hospital. The hospital contributed the assets of the freestanding radiation center in Mt. Shasta, on its hospital campus to the joint venture. We maintain a 57.3% ownership interest in the joint venture and the results of the operations of the joint venture are included in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        In October 2008, we opened our Peoria, Arizona treatment center and began treating patients at the facility.

        In October 2008, we opened our Mohali, India treatment center and began treating patients at the facility. We own approximately 50% of the facility through a joint venture partnership.

        In November 2008, we opened for business our Lakewood Ranch, Florida treatment center and began treating patients at the facility.

        In December 2008, we opened for business our Rancho Mirage, California treatment center and began treating patients at the facility.

        During the fourth quarter of 2008, we terminated a professional services arrangement with North Oakland Medical Center in Michigan due to declining business activity with the medical center. We entered into a contractual arrangement to provide radiation therapy treatment to patients with a medical group in Corona, California and provide professional services to a dermatology group in Lee County, Florida. We also closed an office in Vegas Buffalo, Nevada to consolidate and treat the patients at other office locations within the market.

        During 2008, we acquired the assets of several urology and medical oncology practices in Florida for approximately $1.9 million. The urology and medical oncology practices provide synergistic clinical services to our patients in the respective markets in which we treat.

        In 2009, we internally developed seven new radiation centers, transitioned a hospital based arrangement to a freestanding radiation center, consolidated five radiation centers, ended two hospital-based arrangements and acquired the assets of several physician practices as follows:

        In January 2009, we purchased a 33% interest in MDLLC, a joint venture affiliated with the brother and father of Dr. Dosoretz, our Chief Executive Officer, President and a director on the Company's board of directors, that holds a majority equity interest in, and manages, 26 radiation therapy treatment centers through 16 legal entities in South America, Central America and the Caribbean (which translates into us owning a 19% indirect ownership interest in the underlying radiation therapy treatment centers), and a 19% interest in a joint venture that operates a treatment center in Guatemala for an aggregate of approximately $10.4 million, subject to final determination of the purchase price based on a multiple of historical earnings before interest, taxes and depreciation and amortization. In January 2010, we finalized the amount due for our 33% interest in the joint venture and paid an additional $1.9 million. The transaction is accounted for under the equity method. We also have a four-year call option to purchase the remaining 67% in the MDLLC joint venture in which we purchased a 33% interest, which would result in an ownership interest of approximately 90% in the underlying radiation oncology business located in South America, Central America and the Caribbean, at a price based on a multiple of historical earnings before interest, taxes and depreciation and amortization. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

        In January 2009, we opened our Hammonton, New Jersey and Indio, California treatment centers and began treating patients at the facilities and converted a hospital based arrangement to a freestanding facility in Bronx-Lebanon, New York.

        In May 2009, we opened a cancer center in Lee County, Florida.

        In June 2009, we opened two additional radiation treatment centers, one in Southbridge, Massachusetts and another treatment center in Gilbert, Arizona.

        In July 2009, we opened a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife. We own approximately 45% of the joint venture.

        In October 2009, we opened our Yucca Valley, California treatment center.

        During 2009, we acquired the assets of several physician practices in Florida for approximately $0.2 million. The physician practices provide synergistic clinical services to our patients in the respective markets in which we treat.

        During the fourth quarter of 2009, we closed five offices including two centers in Florida, one in Pennsylvania, one in Arizona and one in Nevada. We closed these offices to consolidate the number of offices within the market in order to leverage adjacent centers and/or due to excess capacity. The patients treated at these offices will be treated within the same market at other existing radiation treatment centers.

        In 2009, we terminated two professional service agreements, one in Florida in January 2009 and one in New Jersey in June 2009.

        In 2010, we internally developed two new radiation centers, sold one radiation center, closed four radiation centers, acquired two radiation centers, consolidated a hospital-based radiation center and acquired the assets of several physician practices as follows:

        In March 2010, we contributed approximately $3.0 million in tangible assets for a 77.3% interest in a joint venture with a group of physicians to open a radiation treatment center in El Segundo, California. The radiation treatment center expands our presence into the California market.

        On April 30, 2010, we sold certain assets of the Gettysburg facility to one of Gettysburg Radiation, LLC's minority equityholders for approximately $925,000. Due to the poor local economy, as well as the opening of a radiation therapy center by a nearby hospital, the performance of the Gettysburg facility deteriorated significantly.

        In April 2010, we entered into definitive agreements with Carolina Regional Cancer Center, P.A. for the acquisition of a radiation treatment center in Myrtle Beach, South Carolina that holds three certificate of need licenses, and Atlantic Urology Clinics, LLC, Adult & Pediatric Urology Center of the Carolina, P.A., Coastal Urology Center, P.A. and Grand Strand Urology, LLP with respect to the acquisition of the assets of these Myrtle Beach-based physician practices. On May 3, 2010, we consummated these acquisitions for a combined purchase price of approximately $34.5 million in cash. The acquisition of the Myrtle Beach facility expands our presence into a new local market within an existing regional division.

        In May 2010, we opened our Pembroke Pines, Florida treatment center.

        During the fourth quarter of 2010, we closed and consolidated two radiation centers in Michigan and two radiation centers in Nevada and consolidated a hospital-based radiation center in Utica, New York.

        In December 2010, we acquired the assets of a radiation treatment center located in Princeton, West Virginia for approximately $8.0 million. The center purchased in West Virginia further expands our presence into the West Virginia market.

        During 2010, we acquired the assets of several physician practices in Florida and Arizona for approximately $860,000. The physician practices provide synergistic clinical services to our patients in the respective markets in which we treat.

        The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of operations and comprehensive (loss) income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

        As of December 31, 2010, we have one replacement de novo radiation treatment center project in process and have completed the construction of three radiation treatment centers of which one is a replacement throughout 2010. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

        We have been selected by a consortium of leading New York academic medical centers (including Memorial Sloan Kettering Cancer Center, Beth Israel Medical Center/Continuum Health System, NYU Langone Medical Center, Mt. Sinai Medical Center, and Montefiore Medical Center) to serve as the developer and manager of a proton beam therapy center to be constructed in Manhattan. The project is in the final stages of certificate of need approval. We expect to invest approximately $10,000,000 in the project and will have an approximate 28.5% ownership interest. We will also receive a management fee of 5% of collected revenues. In connection with our role as manager, we have accounted for our interest in the center as an equity method investment. The center is expected to commence operations in mid-2014. The project has been the subject to litigation. See "Item 3. Legal Proceedings."

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management's subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used in the preparation of our consolidated financial statements.

Variable Interest Entities

        We evaluate certain of our radiation oncology practices in order to determine if they are variable interest entities ("VIE"). This evaluation resulted in determining that certain of our radiation oncology practices were potential variable interests. For each of these practices, we have determined (1) the sufficiency of the fair value of the entities' equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities' significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entities' activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. ASC 810, "Consolidation" ("ASC 810"), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of our radiation oncology practices are variable interest entities and we have a variable interest in certain of these practices through our administrative services agreements. Pursuant to ASC 810, through our variable interests in these practices, we have the power to direct the activities of these practices that most significantly impact the entity's economic performance and we would absorb a majority of the expected losses of these practices should they occur. Based on these determinations, we have included these radiation oncology practices in our consolidated financial statements for all periods presented. All significant intercompany accounts and transactions have been eliminated.

        We adopted updated accounting guidance beginning with the first quarter of 2010, by providing an ongoing qualitative rather than quantitative assessment of our ability to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and our rights or obligations to receive benefits or absorb losses, in order to determine whether those entities will be required to be consolidated in our consolidated financial statements. The adoption of the new guidance had no material impact to our financial position and results of operations.

Net Patient Service Revenue and Allowances for Contractual Discounts

        We have agreements with third-party payers that provide us payments at amounts different from our established rates. Net patient service revenue is reported at the estimated net realizable amounts due from patients, third-party payers and others for services rendered. Net patient service revenue is recognized as services are provided. Medicare and other governmental programs reimburse physicians based on fee schedules, which are determined by the related government agency. We also have agreements with managed care organizations to provide physician services based on negotiated fee schedules. Accordingly, the revenues reported in our consolidated financial statements are recorded at the amount that is expected to be received.

        We derive a significant portion of our revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payer class basis given our interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process. Changes in estimates related to the allowance for contractual discounts affect revenues reported in our consolidated statements of operations and comprehensive (loss) income. If our overall estimated allowance for contractual discounts on our revenues for the year ended December 31, 2010 were changed by 1%, our after-tax loss from continuing operations would change by approximately $0.2 million. This is only one example of reasonably possible sensitivity scenarios. A significant increase in our estimate of contractual discounts for all payers would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

        During the years ended 2008, 2009 and 2010, approximately 47%, 44% and 48%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

Accounts Receivable and Allowances for Doubtful Accounts

        Accounts receivable are reported net of estimated allowances for doubtful accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payers and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations (other than Medicare) of receivables is limited due to the large number of insurance companies and other payers that provide payments for our services. We do not believe that there are any other significant concentrations of receivables from any particular payer that would subject us to any significant credit risk in the collection of our accounts receivable.

        The amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental healthcare coverage and other collection indicators. The primary tool used in our assessment is an annual, detailed review of historical collections and write-offs of accounts receivable as they relate to aged accounts receivable balances. The results of our detailed review of historical collections and write-offs, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. If the actual bad debt allowance percentage applied to the applicable aging categories would change by 1% from our estimated bad debt allowance percentage for the year ended December 31, 2010, our after-tax loss from continuing operations would change by approximately $0.6 million and our net accounts receivable would change by $1.0 million at December 31, 2010. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate. Accounts receivable are written-off after collection efforts have been followed in accordance with our policies.

Goodwill and Other Intangible Assets

        Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Goodwill impairment was recognized for the Successor year ended December 31, 2010 of approximately $91.2 million as a result of our annual review performed during the fourth quarter of 2010 and an additional $2.5 million for certain radiation treatment office closings. No goodwill impairment loss was recognized for the Successor year ended December 31, 2009, and the period from February 22, 2008 to December 31, 2008, and the Predecessor period from January 1, 2008 to February 21, 2008.

        The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the reporting units

        The estimated fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was an income methodology based on estimates of forecasted cash flows for each reporting unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. Assumptions used are similar to those that would be used by market participants performing valuations of regional divisions. Assumptions were based on analysis of current and expected future economic conditions and the strategic plan for each reporting unit.

        Intangible assets consist of trade names, non-compete agreements and licenses. Trade names have an indefinite life and are tested annually for impairment. Non-compete agreements and licenses are amortized over the life of the agreement (which typically ranges from 2 to 10 years) using the straight-line method. No intangible asset impairment loss was recognized for any period presented.

Impairment of Long-Lived Assets

        In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Assessment of possible impairment of a particular asset is based on our ability to recover the carrying value of such asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of such asset, an impairment charge would be recognized for the amount by which the asset's carrying value exceeds its estimated fair value.

Stock-Based Compensation

        All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statement of operations and comprehensive (loss) income over the requisite service period.

        For purposes of determining the compensation expense associated with equity grants, we value the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The Company then uses the option pricing method to determine the fair value of equity units at the time of grant using the following assumptions: a term of five years, which is based on the expected term in which the units will be realized; a risk-free interest rate of 2.80% and 1.96% for grants issued in 2008 and 2010, respectively, which is the five-year U.S. federal treasury bond rate consistent with the term assumption; and expected volatility of 38% and 50% for grants issued in 2008 and 2010, respectively, which is based on the historical data of equity instruments of comparable companies.

        The estimated fair value of the units, less an assumed forfeiture rate of 2.7%, is recognized in expense in the Company's financial statements on a straight-line basis over the requisite service periods of the awards for Class B Units. For Class B Units, the requisite service period is 48 months, and for Class C Units, the requisite service period is 34 months only if probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate.

Income Taxes

        We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, "Income Taxes" ("ASC 740") requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In 2009, the Company determined that a valuation allowance of $3.4 million was appropriate under the provisions of ASC 740. This valuation allowance of $3.4 million was against state deferred tax assets. Primarily because of the current year taxable loss as of December 31, 2010, the Company determined that the valuation allowance should be $17.6 million, consisting of $12.3 million against federal deferred tax assets and $5.3 million against state deferred tax assets. This represents an increase of $14.2 million in valuation allowance.

        ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        We are subject to taxation in the United States and approximately 20 state jurisdictions. However, the principal jurisdictions for which we are subject to tax are the United States and Florida.

        Our future effective tax rates could be affected by changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities, or changes in tax laws, interpretations thereof. We monitor the assumptions used in estimating the annual effective tax rate and makes adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective tax rates, future income tax expense (benefit) could be materially affected.

        In addition, we are routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. We regularly assess the likelihood of adverse outcomes from these audits to determine the adequacy of our provision for income taxes. To the extent we prevail in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected. We are currently undergoing a federal income tax audit for tax years 2005 through 2008 and New York State audit for tax years 2006 through 2008.

New Pronouncements

        On January 1, 2009, we adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates ("ASU"). Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the ASC. These changes and the ASC itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

        On January 1, 2009, we adopted changes issued by the FASB to non-controlling interests in consolidated financial statements. These changes require, among other items, that a non-controlling interest be included within equity separate from the parent's equity; consolidated net income be reported at amounts inclusive of both the parent's and non-controlling interest's shares; and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all be reported on the consolidated statement of operations. The adoption of the changes have been applied retrospectively for all periods presented.

        Effective January 1, 2009, we adopted changes issued by the FASB related to accounting for business combinations. These changes retain the purchase method of accounting for acquisitions, but require a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, these changes provide guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We have applied these changes to prospective acquisitions beginning January 1, 2009.

        Effective January 1, 2009, we adopted changes issued by the FASB to the method of determination of the useful life of intangible assets. This guidance amends the factors that should be considered in determining the useful life of a recognized intangible asset. The intent of this guidance is to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

        Effective January 1, 2009, we adopted changes issued by the FASB to equity method investment accounting. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

        Effective January 1, 2009, we adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. This guidance requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. We adopted the enhanced disclosure requirements regarding derivative instruments and hedging activities.

        In June 2009, the FASB issued changes to the accounting for Variable Interest Entities ("VIEs"). These changes require an enterprise (i) to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and (v) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. These changes become effective for us on January 1, 2010. We adopted the changes on January 1, 2010 which had no material impact to the consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-06") which amends "Fair Value Measurements and Disclosures" to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. ASU 2010-06 was effective for us on January 1, 2010, with certain disclosures effective for periods beginning January 1, 2011. The initial adoption of ASU 2010-06 resulted in additional disclosure in the notes to the financial statements but did not have an impact on our financial position or results of operations.

        In August 2010, the FASB issued ASU 2010-23, "Health Care Entities (Topic 954): Measuring Charity Care for Disclosure" ("ASU 2010-23"), which amends ASC 954 to require that cost be used as the measurement basis for charity care disclosure purposes and that cost be identified as the direct and indirect costs of providing the charity care. ASU 2010-23 is effective for us on January 1, 2011. The initial adoption of ASU 2010-23 will result in revised disclosures in the notes to the financial statements but will not have an impact on our financial position or results of operations.

        In August 2010, the FASB issued ASU 2010-24, "Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries" ("ASU 2010-24"), which amends ASC 954 to clarify that a health care entity cannot net insurance recoveries against a related claim liability. Additionally, ASU 2010-24 notes the amount of the claim liability should be determined without consideration of insurance recoveries. ASU 2010-24 is effective for us on January 1, 2011. We are currently assessing the impact of this guidance on our financial statements.

Reimbursement, Legislative And Regulatory Changes

        Legislative and regulatory action has resulted in continuing changes in reimbursement under the Medicare and Medicaid programs that will continue to limit payments we receive under these programs.

        Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to legislative and regulatory changes, administrative rulings, interpretations, and discretion which may further affect payments made under those programs, and the federal and state governments may, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of our treatment centers or require other changes in our operations. Additionally, there may be a continued rise in managed care programs and future restructuring of the financing and delivery of healthcare in the United States. These events could have an adverse effect on our future financial results.

Inflation

        While inflation was not a material factor in either revenue or operating expenses during the periods presented, the healthcare industry is labor- intensive. Wages and other expenses increase during periods of inflation and labor shortages, such as the nationwide shortage of dosimetrists and radiation therapists. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures to curb increases in operating costs and expenses. We have to date offset increases in operating costs by increasing reimbursement or expanding services. However, we cannot predict our ability to cover, or offset, future cost increases.

Commitments

        The following table sets forth our contractual obligations as of December 31, 2010.

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Senior secured credit facilities(1)	$319,173	$15,589	$36,718	$266,866	$—
Senior subordinated notes(2)	508,982	30,613	61,225	61,225	355,919
Capital leases(3)	19,791	9,857	9,900	34	—
Operating lease obligations(4)	374,966	29,756	55,451	51,982	237,777
Finance obligations(5)	10,243	794	1,637	1,705	6,107

Total contractual cash obligations	$1,233,155	$86,609	$164,931	$381,812	$599,803

(1)
As of December 31, 2010, there was $265.4 million aggregate principal amount outstanding under our senior secured term loan facility (excluding original issue discount of $1.5 million) and $8.5 million in aggregate principal amount outstanding under our senior secured revolving credit facility (excluding issued but undrawn letters of credit). Interest expense and fees on our senior secured term loan facility is based on an assumed interest rate of the three-month LIBOR rate as of December 31, 2010 plus 425 basis points plus unused commitment fees on our $66.0 million senior secured revolving credit facility.

(2)
Senior subordinated notes of $310.0 million with original issue discount of $1.9 million, with a 7 year maturity. Interest expense is based on an interest rate of 9 7/8%.

(3)
Capital leases includes leases relating to medical equipment.

(4)
Operating lease obligations includes land and buildings.

(5)
Finance obligations includes real estate under the failed sale-leaseback accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Finance Obligation."

Off-Balance Sheet Arrangements

        We do not currently have any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        We are exposed to various market risks as a part of our operations, and we anticipate that this exposure will increase as a result of our planned growth. In an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments. These derivative financial instruments may take the form of forward sales contracts, option contracts, and interest rate swaps. We have not and do not intend to engage in the practice of trading derivative securities for profit. Because our borrowings under our senior secured credit facilities will bear interest at variable rates, we are sensitive to changes in prevailing interest rates. We currently manage part of our interest rate risk under an interest rate swap agreement. We are not exposed to any market risks related to foreign currencies.

Interest Rate Swap

        We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce the interest rate exposure, we entered into an interest rate swap agreement whereby we fixed the interest rate on the notional amount of approximately $290.6 million of our senior secured term loan facility, effective as of June 30, 2008. The rate and maturity of the interest rate swap is 3.67% plus a margin, which is currently 425 basis points, and expires on March 31, 2012. The amount of our senior secured term loan facility subject to the interest rate swap agreement will reduce from $290.6 million to $116.0 million by the end of the term. At December 31, 2010 and December 31, 2009, the amount of the floating rate senior debt subject to the interest rate swap was $174.2 million and $232.4 million, respectively.

        The swap is a derivative and is accounted for under ASC 815, "Derivatives and Hedging" ("ASC 815"). The fair value of the swap agreement, representing the estimated amount that we would pay to a third party assuming our obligations under the interest rate swap agreement terminated at December 31, 2010 and December 31, 2009, was approximately $5.0 million and $7.7 million, respectively. The estimated fair value of our interest rate swap was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

        Since we have the ability to elect different interest rates on the debt at each reset date, and our senior secured credit facilities contain certain prepayment provisions, the hedging relationship does not qualify for use of the shortcut method under ASC 815. Therefore, the effectiveness of the hedge relationships are assessed on a quarterly basis during the life of the hedge through regression analysis. The entire change in fair market value is recorded in equity, net of tax, as other comprehensive income (loss).

Interest Rates

        Outstanding balances under our senior secured credit facilities bear interest based on either LIBOR plus an initial spread, or the alternate base rate ("ABR") plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of December 31, 2010, we have interest rate exposure on $99.7 million of our senior secured credit facilities. A 100 basis point change in interest rates on our senior secured credit facilities would result in an increase of approximately $1.0 million in the amount of annualized interest paid and annualized interest expense recognized in our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

        Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report, which is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        (10) (a) Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for issuers that are not "large accelerated filers" nor "accelerated filers" set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Radiation Therapy Services Holdings, Inc.'s Executive Officers, Directors and Key Employees

        Our executive officers, directors and key employees and their ages and position are as follows:

Name	Age	Position
Daniel E. Dosoretz, M.D.	58	Chief Executive Officer and Director
Kerrin E. Gillespie	52	Senior Vice President and Chief Financial Officer
Joseph Biscardi	42	Controller and Chief Accounting Officer
James L. Elrod, Jr.	56	President and Director
Bryan J. Carey	50	Director
Anil Shrivastava	42	Director
Erin L. Russell	36	Vice President and Director
James H. Rubenstein, M.D.	56	Director
Howard M. Sheridan, M.D.	66	Director

        Daniel E. Dosoretz, M.D., F.A.C.R., F.A.C.R.O. has served as a director of the Company since February 2008 and as our Chief Executive Officer since February 2011. Dr. Dosoretz is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, LLC. Prior to joining us, Dr. Dosoretz served as attending physician at the Massachusetts General Hospital. He also was an Instructor and Assistant Professor of Radiation Medicine at Harvard Medical School and Research Fellow of the American Cancer Society. Upon moving to Fort Myers, Florida, he was appointed to the Clinical Faculty as Associate Professor at the University of Miami School of Medicine. He also has been a visiting Professor at Duke University Medical School and is a Distinguished Alumni Visiting Professor in Radiation Oncology at Massachusetts General Hospital, Harvard Medical School. Dr. Dosoretz is board certified in Therapeutic Radiology by the American Board of Radiology. He is a Fellow of ACRO and of the American College of Radiology and is a member of the International Stereotactic Radiosurgery Society, the American Society for Therapeutic Radiology and Oncology and the American Society of Clinical Oncology. Dr. Dosoretz graduated from the University of Buenos Aires School of Medicine with the Gold medal for being top of his class, and served his residency in Radiation Oncology at the Department of Radiation Medicine at the Massachusetts General Hospital, Harvard Medical School, where he was selected Chief Resident of the Department of Radiation Oncology. Dr. Dosoretz's history with the Company and significant operating experience in the health care industry and extensive board experience led to the conclusion that Dr. Dosoretz should serve as a director of the Company.

        Kerrin E. Gillespie joined us in March 2010 as our Senior Vice President and Chief Financial Officer. From 2007 to 2010, prior to joining us, Mr. Gillespie served as the Chief Financial Officer of Ardent Health Services, LLC, a $1.8 billion operator of acute care hospitals and other healthcare services, including a health plan, regional laboratory and large physician practice in the Southwestern U.S. From 1998 to 2007, Mr. Gillespie was the Vice President of Group Operations at Community Health Systems, Inc., an operator of acute care hospitals in non-urban markets throughout the United States. Prior to Community Health Systems, Inc., Mr. Gillespie held financial and operating positions at Health Management Associates, Inc. and was the CEO and CFO of large hospitals based in Sebring, Florida, and Midwest City, Oklahoma, respectively. Mr. Gillespie holds a B.B.A. in accounting from University of Georgia. He is a Certified Public Accountant in Georgia, a member of the American Institute of Certified Public Accountants and a Fellow of the Healthcare Financial Management Association.

        Joseph Biscardi has served as the Company's Controller and Chief Accounting Officer since February 2008. Prior to joining us, Mr. Biscardi worked for PricewaterhouseCoopers, LLP from 1993 to

1997. Mr. Biscardi holds a B.B.A. in accounting from Hofstra University. He is a Certified Public Accountant in New York and a member of the American Institute of Certified Public Accountants, a member of the Healthcare Financial Management Association and a member of the Financial Executives International.

        James L. Elrod, Jr. has been served as President of the Company and as a member of the Company's board of directors since February 2008. Mr. Elrod is a Managing Director of Vestar and is currently the Co-Head of its Global Healthcare Group. Prior to joining Vestar in 1998, Mr. Elrod was Executive Vice President, Finance and Operations for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of Essent Healthcare, Inc. and National Mentor Holdings, Inc. and was a director of Joerns Healthcare, LLC until August 2010. Mr. Elrod received his A.B. from Colgate University and his M.B.A. from Harvard Business School. Mr. Elrod's experience in the health care industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Elrod should serve as a director of the Company.

        Bryan J. Carey has been a member of the Company's board of directors since April 2009 and was the Company's interim Chief Financial Officer from August 28, 2009 to March 15, 2010. Mr. Carey is a Managing Director of Vestar, primarily focused on Healthcare investments. He joined Vestar in 2000, having been Executive Vice President, Chief Financial Officer and Managing Director of the European operations of Aearo Corporation, a Vestar portfolio company. Mr. Carey is currently a director and member of the audit committee of Sunrise Medical, Inc. Mr. Carey was a director of Joerns Healthcare, LLC until August 2010. He received his A.B. in economics from Georgetown University and his M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Carey's experience in the health care industry and collective board experience, experience as the Company's interim Chief Financial Officer and background including his personal involvement in the healthcare field led to the conclusion that Mr. Carey should serve as a director of the Company.

        Anil Shrivastava has been a member of the Company's board of directors since February 2008. Mr. Shrivastava is a Managing Director of Vestar, primarily focused on Healthcare investments. Mr. Shrivastava joined Vestar in 2007. Previously, he was a partner at Bain & Company, Inc., the global consulting firm, as a leader in their healthcare practice. Mr. Shrivastava is currently a director of MediMedia USA, LLC, Sunrise Medical, Inc. and DeVilbiss Healthcare, LLC. Mr. Shrivastava received his B.A. from Harvard University and his M.B.A. from Harvard Business School. Mr. Shrivastava's experience in the health care industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Shrivastava should serve as a director of the Company.

        Erin L. Russell has served as a Vice President of the Company and as a member of the Company's board of directors since February 2008. Ms. Russell is a Principal of Vestar, and is primarily focused on Healthcare investments. Ms. Russell joined Vestar in 2000. Previously, she was a member of the mergers and acquisitions group at PaineWebber, Inc. Ms. Russell is currently a director and a member of the audit committee of DynaVox Inc. In addition, she serves on the National Advisory Board of the Jefferson Scholars Foundation at the University of Virginia. Ms. Russell received a B.S. from the McIntire School of Commerce at the University of Virginia and her M.B.A. from Harvard Business School. Ms. Russell's experience in the health care industry board experience and diverse personal background led to the conclusion that Ms. Russell should serve as a director of the Company.

        James H. Rubenstein, M.D. has served as a director of the Company since February 2008. Dr. Rubenstein is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, LLC. Prior to joining us, Dr. Rubenstein was an Assistant Professor of Radiation Oncology at the University of Pennsylvania and later became Co-Director of its Radiation Oncology Residency Program. He also served as Chairman of the Department of Medicine for Columbia Regional Medical

Center in Southwest Florida and became a Clinical Assistant Professor at the University of Miami School of Medicine's Department of Radiology. He is board certified in Internal Medicine by the American Board of Internal Medicine and in Radiation Oncology by the American Board of Radiology. He graduated from New York University School of Medicine and completed his internship and residency in internal medicine at Beth Israel Hospital in Boston, at the same time working as an Assistant Instructor in internal medicine for Harvard University's School of Medicine. Dr. Rubenstein's years of experience in the health care industry career, particularly in radiation oncology and with the Company, as well as his familiarity with all aspects of its business led to the conclusion that Dr. Rubenstein should serve as a director of the Company.

        Howard M. Sheridan, M.D. has served as a director of the Company since February 2008. Dr. Sheridan planned and developed our first radiation treatment center. Prior to joining us, Dr. Sheridan served as President of the medical staff at Southwest Florida Regional Medical Center as well as chairman of the Department of Radiology. Dr. Sheridan currently serves as Chairman of Edison Bancshares, Inc. He previously served on the Advisory Board of Southeast Bank, N.A., and also served as a founding Director and member of the Executive Compensation and Loan Committee of Heritage National Bank from 1989 until September 1996, when Heritage was acquired by SouthTrust Corporation. Dr. Sheridan has practiced interventional radiology and diagnostic radiology in Fort Myers, Florida from 1975 until accepting the chairmanship in April 2004. Dr. Sheridan is a member of the American Medical Association, the Florida Medical Association, and the American College of Radiology. Dr. Sheridan is the Vice President of 21st Century C.A.R.E., a non-profit dedicated to cancer patient assistance, research and education. Dr. Sheridan is also on the Dean's Counsel of Tulane Medical School. He graduated from Tulane Medical School and completed his residency at the University of Colorado Medical Center. Dr. Sheridan is board certified by the American Board of Radiology and the American Board of Nuclear Medicine. Dr. Sheridan's board experience, years of experience in the health care industry career, particularly in radiation oncology and with the Company, as well as his familiarity with all aspects of its business since its founding led to the conclusion that Dr. Sheridan should serve as a director of the Company.

Radiation Therapy Services, Inc.'s Executive Officers, Directors and Key Employees

        The business and operations of the Company are managed through RTS, our wholly owned operating subsidiary, which is the parent of our provider subsidiaries. As such, the information set forth below and in the remaining sections of this Item 10 are presented with respect to RTS.

        RTS's executive officers, directors and key employees and their ages and position are as follows:

Name	Age	Position
Daniel E. Dosoretz, M.D.	58	President, Chief Executive Officer and Director
Joseph M. Garcia	41	Chief Operating Officer
Eduardo Fernandez, M.D., Ph.D	47	Senior Vice President, Physician Management
Constantine A. Mantz, M.D.	42	Chief Medical Officer
Kerrin E. Gillespie	52	Senior Vice President and Chief Financial Officer
Norton L. Travis	58	Executive Vice President and General Counsel
Madlyn Dornaus	58	Senior Vice President, Chief Compliance Officer
Joseph Biscardi	42	Vice President, Assistant Treasurer, Controller and Chief Accounting Officer
Jeffrey A. Pakrosnis	48	Treasurer
Daniel H. Galmarini	55	Chief Technology Officer
James L. Elrod, Jr.	56	Chairman of the Board of Directors and Director
Bryan J. Carey	50	Director
Anil Shrivastava	42	Director
Erin L. Russell	36	Director
James H. Rubenstein, M.D.	56	Secretary, Medical Director and Director
Howard M. Sheridan, M.D.	66	Director

        Daniel E. Dosoretz, M.D., F.A.C.R., F.A.C.R.O. is one of RTS' founders and has served as a director since 1988 and as its President and Chief Executive Officer since April 1997. Dr. Dosoretz is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, LLC. Prior to founding RTS, Dr. Dosoretz served as attending physician at the Massachusetts General Hospital. He also was an Instructor and Assistant Professor of Radiation Medicine at Harvard Medical School and Research Fellow of the American Cancer Society. Upon moving to Fort Myers, Florida, he was appointed to the Clinical Faculty as Associate Professor at the University of Miami School of Medicine. He also has been a visiting Professor at Duke University Medical School and is a Distinguished Alumni Visiting Professor in Radiation Oncology at Massachusetts General Hospital, Harvard Medical School. Dr. Dosoretz is board certified in Therapeutic Radiology by the American Board of Radiology. He is a Fellow of ACRO and of the American College of Radiology and is a member of the International Stereotactic Radiosurgery Society, the American Society for Therapeutic Radiology and Oncology and the American Society of Clinical Oncology. Dr. Dosoretz graduated from the University of Buenos Aires School of Medicine with the Gold medal for being top of his class, and served his residency in Radiation Oncology at the Department of Radiation Medicine at the Massachusetts General Hospital, Harvard Medical School, where he was selected Chief Resident of the department. Dr. Dosoretz's role as founder, President and Chief Executive Officer of RTS, history with the Company and significant operating experience in the health care industry and extensive board experience led to the conclusion that Dr. Dosoretz should serve as a director of RTS.

        Joseph M. Garcia joined RTS in February 2011 as its Chief Operating Officer. From 2007 to 2011, prior to joining RTS, Mr. Garcia was a Vice President of Operations at DaVita, the leading dialysis company in the United States. Mr. Garcia was responsible for three divisions with 135 dialysis centers and over 40 hospital contracts. Collectively, these divisions represented approximately $425.0 million in revenue. Prior to DaVita, Mr. Garcia was the Senior Vice President of Operations at Sterling Healthcare from 2004 to 2007. Sterling was a hospital Emergency Room management company with 250 contracts across the United States. From 2000 to 2004 Mr. Garcia was a founder and Senior Vice President in both Health Network One and iHealth Technologies. Health Network One is a specialty network business that contracts with large insurance companies and is a licensed Third Party Administrator (TPA). iHealth Technologies a healthcare technology company, whose primary product is a proprietary software that is purchased by insurance companies to process and filter their claims prior to payment. From 1998 to 2000 Mr. Garcia was a Senior Vice President of Operations at Vivra, a dialysis provider, until its sale to Gambro and Magellan Behavior Health. From 1996 to 1998 Mr. Garcia was the Vice President of Corporate Development at FPA Medical Management. Mr. Garcia graduated with a B.S.B.A. and M.B.A. from Creighton University in Omaha, Nebraska.

        Eduardo Fernandez M.D., Ph.D. joined RTS in 1998 and has served in his current capacity since February 2011 and formerly as Director of Regional Operations from March 2009 to February 2011. Dr. Fernandez is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, Inc. Dr Fernandez, Board Certified in Radiation Oncology, was awarded his medical degree from the University of Malaga, Spain, in 1987. He was Assistant and Associate Professor of Radiology and Medical Physics in his home university. Since 1989 he was in close cooperation with the Department of Biochemical Oncology and Experimental Radiotherapy at Case Western Reserve University in Cleveland, Ohio, including several sabbatical visits. In 1991 he defended a Doctoral Thesis on the molecular biology aspects of Photodynamic Therapy, and was awarded a Ph.D. degree from the University of Malaga. He completed his Radiation Oncology Residency at the Cleveland Clinic Foundation (Callahan Center for Radiation Oncology and Robotics) and served as the Head of Radiation Oncology at the Cleveland Clinic, Florida, where he was directly responsible for the development of the External Beam Radiation Oncology and Prostate Seed Brachytherapy Programs. Simultaneously he had an Assistant Professorship of Radiology at Ohio State University. He was Chief of Radiation Oncology at the Aventura Comprehensive Cancer Center from 2000 to 2007, Medical Director of the East Coast Operations from 2000 to 2009 and Co-VP of Medical Operations from 2008 to 2009. Dr. Fernandez is a director of 21st Century C.A.R.E., a non-profit dedicated to cancer patient assistance, research and education.

        Constantine A. Mantz, M.D. joined RTS in 2000 and has served in his current capacity since February 2011 and formerly as Senior Vice President of Clinical Operations from March 2009 to February 2011. Dr. Mantz is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, Inc. Dr. Mantz received a Bachelor of Science Degree in Biology from Loyola University of Chicago. He earned his medical degree from the University of Chicago's Pritzker School of Medicine and did a surgical internship at the Hennepin County Medical Center in Minneapolis. Dr. Mantz completed his radiation oncology residency at the University of Chicago Hospitals, is Board Certified in Radiation Oncology by the American Board of Radiology and is a member of ACRO, the American Medical Association, ASTRO and AFROC. During the course of his career, Dr. Mantz has been involved in numerous radiation therapy research projects, published professional journal articles and given lectures and presented abstracts and poster sessions at national meetings concerning cancer treatment. Dr. Mantz has a special interest in the study and treatment of prostate cancer and breast cancer.

        Kerrin E. Gillespie joined RTS in March 2010 as its Senior Vice President and Chief Financial Officer. From 2007 to 2010, prior to joining RTS, Mr. Gillespie served as the Chief Financial Officer of Ardent Health Services, LLC, a $1.8 billion operator of acute care hospitals and other healthcare services, including a health plan, regional laboratory and large physician practice in the Southwestern U.S. From 1998 to 2007, Mr. Gillespie was the Vice President of Group Operations at Community Health Systems, Inc., an operator of acute care hospitals in non-urban markets throughout the United States. Prior to Community Health Systems, Inc., Mr. Gillespie held financial and operating positions at Health Management Associates, Inc. and was the CEO and CFO of large hospitals based in Sebring, Florida, and Midwest City, Oklahoma, respectively. Mr. Gillespie holds a B.B.A. in accounting from University of Georgia. He is a Certified Public Accountant in Georgia, a member of the American Institute of Certified Public Accountants and a Fellow of the Healthcare Financial Management Association.

        Norton L. Travis has been RTS's Executive Vice President and General Counsel since February 2008 after having served as its outside general counsel for the prior five years. As outside counsel,

Mr. Travis oversaw all legal aspects of RTS's expansion transactions, as well as our legal compliance program. Prior to joining us, Mr. Travis served as a partner and the Chair of the Business Practice Group of Garfunkel, Wild & Travis, P.C., a specialty health-care law firm he co-founded in 1980. Mr. Travis is currently a director and a member of the compensation committee and the capital allocations committee of CareCore National, LLC. Mr. Travis received his B.A. from the University of Massachusetts and his J.D. from Hofstra University School of Law.

        Madlyn Dornaus joined RTS in 2004 and has served in her current capacity as Senior Vice President and Chief Compliance Officer since September 2009. Ms. Dornaus received her B.S. degree from Illinois State University and her M.B.A. from the University of Illinois. Prior to joining the Company, Ms. Dornaus was National Vice President for Per Se Technologies and held operational leadership roles as Regional Vice President at Curative Health Services and Concentra. She is a Certified Healthcare Compliance Officer and a member of the Medical Group Management Association.

        Joseph Biscardi joined RTS in 1997 as its Vice President, Assistant Treasurer, Controller and Chief Accounting Officer. Prior to joining RTS, Mr. Biscardi worked for PricewaterhouseCoopers, LLP from 1993 to 1997. Mr. Biscardi holds a B.B.A. in accounting from Hofstra University. He is a Certified Public Accountant in New York and a member of the American Institute of Certified Public Accountants, a member of the Healthcare Financial Management Association and a member of the Financial Executives International.

        Jeffrey A. Pakrosnis joined RTS in October 2005 as its Treasurer. Prior to joining us, Mr. Pakrosnis was the Chief Financial Officer of a specialty chemical enterprise and two venture-backed technology companies; prior to that, he spent 15 years, collectively, with KPMG, LLP and Ernst & Young, LLP. Mr. Pakrosnis holds a B.B.A. in Accounting from the University of Cincinnati. He is a Certified Public Accountant in Ohio and a member of the Ohio Society of Certified Public Accountants.

        Daniel H. Galmarini has served as RTS's Chief Technology Officer since August 1990. Mr. Galmarini received his degree in Physics from the School of Exact Sciences of University of La Plata, Argentina. In 1983, Mr. Galmarini obtained his certification of Specialist in Physics from the National Energy Commission of Argentina. Between 1983 and 1990, he became Director of Physics of multiple institutions. He has a certification in Radiotherapy Physics from the American Board of Radiology. He has held several teaching positions in universities in Argentina, and was instructor of theoretical physics in Central America and Lecturer of Medical Physics at the University of Miami in Florida. He has received several awards including the Best Scientific Work in Oncology in 1985 by the National Academy of Medicine in Argentina on the subject of Neuro-Oncological Stereotaxy. Mr. Galmarini is the author of several publications in a variety of fields including teletherapy and brachytherapy physics of radiation therapy, neurosurgery, radiobiology and computers applied to radiation therapy. Mr. Galmarini is a member of the American Association of Physics in Medicine and the American Brachytherapy Society.

        James L. Elrod, Jr. has been a member of RTS's board of directors and the Chairman of RTS's board of directors since February 2008. Mr. Elrod is a Managing Director of Vestar and is currently the Co-Head of its Global Healthcare Group. Prior to joining Vestar in 1998, Mr. Elrod was Executive Vice President, Finance and Operations for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of Essent Healthcare, Inc. and National Mentor Holdings, Inc. and was a director of Joerns Healthcare, LLC until August 2010. Mr. Elrod received his A.B. from Colgate University and his M.B.A. from Harvard Business School. Mr. Elrod's experience in the health care industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Elrod should serve as a director of RTS.

        Bryan J. Carey has been a member of RTS's board of directors since April 2009 and was the RTS's interim Chief Financial Officer from September 2009 to March 2010. Mr. Carey is a Managing Director of Vestar, primarily focused on Healthcare investments. He joined Vestar in 2000, having been Executive Vice President, Chief Financial Officer and Managing Director of the European operations of Aearo Corporation, a Vestar portfolio company. Mr. Carey is currently a director and member of the audit committee of Sunrise Medical, Inc. Mr. Carey was a director of Joerns Healthcare, LLC until August 2010. He received his A.B. in economics from Georgetown University and his M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Carey's experience in the health care industry and collective board experience, experience as RTS's interim Chief Financial Officer and background including his personal involvement in the healthcare field led to the conclusion that Mr. Carey should serve as a director of RTS.

        Anil Shrivastava has been a member of RTS's board of directors since February 2008. Mr. Shrivastava is a Managing Director of Vestar, primarily focused on Healthcare investments. Mr. Shrivastava joined Vestar in 2007. Previously, he was a partner at Bain & Company, Inc., the global consulting firm, as a leader in their healthcare practice. Mr. Shrivastava is currently a director of MediMedia USA, LLC, Sunrise Medical, Inc. and DeVilbiss Healthcare, LLC. Mr. Shrivastava received his B.A. from Harvard University and his M.B.A. from Harvard Business School. Mr. Shrivastava's experience in the health care industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Shrivastava should serve as a director of RTS.

        Erin L. Russell has been a member of RTS's board of directors since February 2008. Ms. Russell is a Principal of Vestar, and is primarily focused on Healthcare investments. Ms. Russell joined Vestar in 2000. Previously, she was a member of the mergers and acquisitions group at PaineWebber, Inc. Ms. Russell is currently a director and a member of the audit committee of DynaVox Inc. In addition, she serves on the National Advisory Board of the Jefferson Scholars Foundation at the University of Virginia. Ms. Russell received a B.S. from the McIntire School of Commerce at the University of Virginia and her M.B.A. from Harvard Business School. Ms. Russell's experience in the health care industry board experience and diverse personal background led to the conclusion that Ms. Russell should serve as a director of RTS.

        James H. Rubenstein, M.D. joined RTS in 1989 as a physician and has served as Secretary, Medical Director and as a director since 1993. Dr. Rubenstein is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, LLC. Prior to joining RTS, Dr. Rubenstein was an Assistant Professor of Radiation Oncology at the University of Pennsylvania and later became Co-Director of its Radiation Oncology Residency Program. He also served as Chairman of the Department of Medicine for Columbia Regional Medical Center in Southwest Florida and became a Clinical Assistant Professor at the University of Miami School of Medicine's Department of Radiology. He is board certified in Internal Medicine by the American Board of Internal Medicine and in Radiation Oncology by the American Board of Radiology. He graduated from New York University School of Medicine and completed his internship and residency in internal medicine at Beth Israel Hospital in Boston, at the same time working as an Assistant Instructor in internal medicine for Harvard University's School of Medicine. Dr. Rubenstein's years of experience in the health care industry career, particularly in radiation oncology and with RTS, as well as his familiarity with all aspects of its business led to the conclusion that Dr. Rubenstein should serve as a director of RTS.

        Howard M. Sheridan, M.D. is one of RTS's founders and has served as a director since 1988. Dr. Sheridan planned and developed RTS's first radiation treatment center. Prior to joining RTS, Dr. Sheridan served as President of the medical staff at Southwest Florida Regional Medical Center as well as chairman of the Department of Radiology. Dr. Sheridan currently serves as Chairman of Edison Bancshares, Inc. He previously served on the Advisory Board of Southeast Bank, N.A., and also served as a founding Director and member of the Executive Compensation and Loan Committee of Heritage National Bank from 1989 until September 1996, when Heritage was acquired by SouthTrust

Corporation. Dr. Sheridan has practiced interventional radiology and diagnostic radiology in Fort Myers, Florida from 1975 until accepting the chairmanship in April 2004. Dr. Sheridan is a member of the American Medical Association, the Florida Medical Association, and the American College of Radiology. Dr. Sheridan is the Vice President of 21st Century C.A.R.E., a non-profit dedicated to cancer patient assistance, research and education. Dr. Sheridan is also on the Dean's Counsel of Tulane Medical School. He graduated from Tulane Medical School and completed his residency at the University of Colorado Medical Center. Dr. Sheridan is board certified by the American Board of Radiology and the American Board of Nuclear Medicine. Dr. Sheridan's board experience, years of experience in the health care industry career, particularly in radiation oncology and with RTS, as well as his familiarity with all aspects of its business since its founding led to the conclusion that Dr. Sheridan should serve as a director of RTS.

Board Composition

        RTS's Bylaws provide that its board of directors shall consist of the number of directors so determined by its board of directors. Each director serves for annual terms and until his or her successor is elected and qualified. Vestar indirectly controls a majority of the capital stock of Parent, which in turn holds 100% of the capital stock of RTS, and as such, Vestar has the ability to elect all of the members of RTS's board of directors. RTS is also subject to certain agreements, which provide Vestar with the ability to designate a specified number of members of RTS's board of directors and RT Investments' board of managers. RTS's board of directors presently consists of seven members.

        RTS is indirectly controlled by RT Investments, the direct owner of 100% of the capital stock of Parent. RT Investments does not have a formal policy regarding the procedures by which equityholders may recommend nominees to its board of managers. However, any recommendations received from equityholders pursuant to RTS's submission procedures are generally evaluated in the same manner that potential nominees suggested by board members are evaluated. RT Investments is party to an Amended and Restated Securityholders Agreement, pursuant to which the parties thereto must cause the board of managers of RT Investments to consist of four managers designated by Vestar and its affiliates, two independent managers designated by an affiliate of Vestar after consultation with Dr. Dosoretz, and two managers that are executives of RTS designated by Dr. Dosoretz after consultation with Vestar, for so long as Dr. Dosoretz is the Chief Executive Officer of RTS, subject to a reduction of the number of managers that are executives of RTS upon a decrease in the ownership interests in RT Investments held by certain management holders or failure by RTS to achieve certain performance targets. In addition, RT Investments is governed by an Amended and Restated Limited Liability Company Agreement, pursuant to which Vestar and its affiliates shall determine the number of persons comprising the board of managers of RT Investments in accordance with the Amended and Restated Securityholders Agreement, all of whom shall be individuals as determined pursuant to the Amended and Restated Securityholders Agreement. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Board Committees

        RTS's board of directors has the authority to appoint committees to perform certain management and administration functions. RTS's board of directors has provided for an Audit/Compliance Committee, a Capital Allocation Committee and a Compensation Committee.

Audit/Compliance Committee

        Mr. Carey and Ms. Russell serve on the Audit/Compliance Committee, with Ms. Russell serving as the Chair. The Audit/Compliance Committee is responsible for reviewing and monitoring RTS's accounting controls, related party transactions, internal audit functions and compliance with federal and state laws that affect our business and recommending to RTS's board of directors the engagement of

RTS's outside auditors. The Audit/Compliance Committee met six times during 2009 and eight times during 2010. The Audit/Compliance Committee operates under a written charter effective as of May 16, 2008 adopted by RTS's board of directors in May 2008. RTS's board of directors has determined that each of its members is financially literate. However, as we are now privately held and controlled by affiliates of Vestar, RTS's board of directors has determined that it is not necessary to designate one or more of its Audit/Compliance Committee members as an "audit committee financial expert" at this time.

Capital Allocation Committee

        Messrs. Elrod, Carey and Shrivastava and Ms. Russell serve on the Capital Allocation Committee, with Mr. Elrod serving as the Chair. The Capital Allocation Committee reviews and either approves, on behalf of RTS's board of directors, or recommends to RTS's board of directors for approval all material expenditures related to equipment, acquisitions and de novo development, among others. The Capital Allocation Committee met one time during 2010. The Capital Allocation Committee operates under a written charter effective as of May 16, 2008 adopted by RTS's board of directors in May 2008.

Compensation Committee

        Messrs. Sheridan and Elrod serve on the Compensation Committee, with Mr. Elrod serving as the Chair. The Compensation Committee reviews and either approves, on behalf of RTS's board of directors, or recommends to RTS's board of directors for approval the annual salaries and other compensation of our executive officers and individual unit incentive awards. The Compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The Compensation Committee met one time during 2010. The Compensation Committee operates under a written charter effective as of May 16, 2008 adopted by RTS's board of directors in May 2008.

Compensation Committee Interlocks and Insider Participation

        Messrs. Sheridan and Elrod serve on the Compensation Committee. No executive officer of RTS served as a director of any corporation for which any of these individuals served as an executive officer, and there were no other compensation committee interlocks with the companies with which these individuals or RTS's other directors are affiliated.

        Dr. Sheridan has certain related party relationships with RTS requiring disclosure under the rules and regulations of the SEC. These related party relationships include, among other things, ownership interests held by Dr. Sheridan in real estate partnerships, which own treatment centers and properties leased by RTS, a medical services provider, to which RTS provides billing and collections services and an insurance company which provides RTS with malpractice insurance coverage. See "Item 13. Certain Relationships and Related Transactions, and Director Independence." Dr. Sheridan is one of RTS's founders and previously served as Chairman of RTS's board of directors until February 2008.

Code of Ethics

        RTS's board of directors expects its members, as well as its officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising its code of conduct and as applicable, in RTS's Code of Ethics for Senior Financial Officers and Chief Executive Officer. The code of ethics is posted on our website located at www.rtsx.com under the heading "Code of Conduct for Principal Executive Officers and Senior Financial Officers" We intend to disclose any amendments to RTS's code of ethics and any waiver from a provision of such code, as required by the SEC, on our website within five business days following such amendment or waiver. Copies of the Code of Ethics are available upon request, without charge, by writing or telephoning us at Radiation Therapy Services, Inc, 2270 Colonial Boulevard, Fort Myers, Florida 33907, Attn: Corporate Secretary, (239) 931-7275.

Item 11.    Executive Compensation

        The business and operations of the Company are managed through RTS, our wholly owned operating subsidiary, which is the parent of our provider subsidiaries. As such, the information set forth below and in the remaining sections of this Item 11 are presented with respect to RTS.

        References in this Item 11 to "we", "us", "our" and "the Company" are references to Radiation Therapy Services, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise or unless indicated otherwise.

Compensation Discussion and Analysis

        The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures with respect to our current plans, considerations, expectations and determinations regarding compensation.

Executive Summary

        The primary objectives of our executive compensation policies are to attract and retain talented executives to effectively manage and lead our Company and create value for our equityholders. Through our executive compensation policies, we seek to align the level of our executive compensation with the achievement of our corporate objectives, thereby aligning the interests of our management with those of our equityholders.

        The compensation of our named executive officers generally consists of base salary, annual cash incentive payments, long-term equity incentives and other benefits and perquisites. In addition, our named executive officers are eligible to receive severance or other benefits upon termination of their employment with us. In setting an individual executive officer's initial compensation package and the relative allocation among different types of compensation, we consider the nature of the position being filled, the scope of associated responsibilities, the individual's qualifications, as well as Vestar's experience with other companies in its investment portfolio and general market knowledge regarding executive compensation.

        The discussion below explains our compensation decisions with respect to fiscal year 2010, our last fiscal year. Our named executive officers are Daniel E. Dosoretz, M.D., our President and Chief Executive Officer since April 1997, Eduardo Fernandez, M.D., Ph.D., who joined us in 1998 and has served as our Senior Vice President, Physician Management since February 2011 and formerly as Senior Vice President, Director of Regional Operations from March 2009 to February 2011, Constantine A. Mantz, M.D. who joined us in 2000 and has served as our Chief Medical Officer since February 2011 and formerly as Senior Vice President of Clinical Operations from March 2009 to February 2011, Kerrin E. Gillespie, who joined us in March 2010 as our Senior Vice President and Chief Financial Officer and Norton L. Travis who has been our Executive Vice President and General Counsel since joining us in February 2008. Our named executive officers also include Bryan J. Carey who served as our interim Chief Financial Officer from September 2009 until March 2010.

Executive Compensation Philosophy

        The compensation policies for our named executive officers have been designed based upon our view that the ownership by management of equity interests in our business is the most effective mechanism for providing incentives for management to maximize gains for equityholders, that annual cash incentive compensation should be linked to metrics that create value for our equityholders and that other elements of executive compensation should be set at levels that are necessary, within reasonable parameters, to successfully attract, retain and motivate optimally talented and experienced executives.

Role of Our Compensation Committee

        Our Compensation Committee evaluates and determines the levels and forms of individual compensation for our named executive officers. Under the term of its charter, our Compensation Committee reviews and either approves, on behalf of the Company's board of directors, or recommends to the Company's board of directors for approval the annual salaries and other compensation for our executive officers and individual unit incentive awards. The Compensation Committee develops and determines all components of executive officer compensation, as well as provides assistance and recommendations to the Company's board of directors with respect to our incentive-compensation plans, equity-based plans, compensation policies and practices and assists with the administration of our compensation and benefit plans. Messrs. Sheridan and Elrod serve on the Compensation Committee, which met one time during 2010.

Compensation Determination Process

        Our Compensation Committee determines or recommends to the board of directors for determination the compensation of each of our named executive officers and solicits input from our Chief Executive Officer in determining the compensation (particularly base salary and annual cash incentive payments) of our named executive officers. The Compensation Committee does not retain compensation consultants to review our policies and procedures with respect to executive officer compensation

Effect of Accounting and Tax Treatment on Compensation Decisions

        In the review and establishment of our compensation program, we consider the anticipated accounting and tax implications to us and our named executive officers. While we consider the applicable accounting and tax treatment of alternative forms of equity compensation, these factors alone are not dispositive, and we also consider the cash and non-cash impact of the programs and whether a program is consistent with our overall compensation philosophy and objectives.

Risk Considerations in Determining Compensation

        We regularly assess our compensation policies and practices in response to current public and regulatory concern about the link between incentive compensation and excessive risk taking by corporations. We have concluded that our compensation program does not motivate imprudent risk taking and any risks involved in compensation are not reasonably likely to have a material adverse effect on the Company. In reaching this conclusion, we believe that the following risk oversight and compensation design features guard against excessive risk-taking:

  •
  Establishing base salaries consistent with executives' responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security;

  •
  Determining cash and equity incentive awards based on achievement of performance metrics that provide a simple, but encompassing and powerful, performance goal that aligns the strategies and efforts of the enterprise across operational groups and geographies, and also helps ensure that extraordinary compensation is tied to creation of enhanced value for stockholders;

  •
  Designing long-term compensation, including vesting provisions for equity compensation awards, to reward executives for driving sustainable, profitable, growth for stockholders; and

  •
  Ensuring oversight of the Compensation Committee in the operation of our compensation plans.

Elements of Compensation

        We generally deliver executive compensation through a combination of annual base salary, annual cash incentive payments, long-term equity incentives and other benefits and perquisites. We believe that this mix of elements is useful in achieving our primary compensation objectives. The payment of executive compensation is determined by the Compensation Committee, and we do not target any particular form of compensation to encompass a majority of annual compensation provided to our executive officers.

        Base Salary and Production Incentive Bonuses.    Base salaries are intended to provide a fixed level of compensation sufficient to attract and retain an effective management team when considered in combination with other performance-based components of our executive compensation program. We believe that the base salary element is required to provide our named executive officers with a stable income stream that is commensurate with their responsibilities and competitive market conditions. Annual base salaries are established on the basis of market conditions at the time we hire an executive. Any subsequent modifications to annual base salaries are influenced by the performance of the executive, the increased/decreased duties of the executive and by significant changes in market conditions. We do not align compensation for our executive officers with market pay percentile benchmarks. In addition, we are party to physician employment agreements with our physician named executive officers, who provide significant clinical leadership in the Company beyond their executive management roles in their capacities as physicians. These physician employment agreements provide for production and ancillary incentive bonus arrangements generally based on achievement of a certain level of collections or revenues by such individuals.

        The current base salaries described below were negotiated in connection with the Merger and are based in part on salaries paid prior to the Merger, except for the base salary for Mr. Gillespie who joined the Company in March 2010. A summary of the base salary and production incentive bonus arrangements with our named executive officers is as follows:

  •
  Daniel E. Dosoretz, M.D.—We entered into an executive and a physician employment agreement with Dr. Dosoretz in connection with the Merger, dated effective as of February 21, 2008, which provide for annual base salaries of $1,500,000 and $500,000, respectively. Dr. Dosoretz is also eligible to participate in certain production and ancillary bonus arrangements associated with the Company's Lee County, Florida radiation oncology centers and certain other ancillary services provided in the Lee County, Florida local market.

  •
  Eduardo Fernandez, M.D., Ph.D.—We entered into a physician employment agreement with Dr. Fernandez, dated effective as of January 1, 2002 and as amended, which provides for an annual base salary of $600,000 and an annual production incentive bonus arrangement based on the greater of $100,000 or a percentage of net collections associated with the Company's Broward and Miami—Dade County, Florida radiation oncology centers.

  •
  Constantine A. Mantz, M.D.—We entered into a physician employment agreement with Dr. Mantz, dated effective as of July 1, 2003 and as amended, which provides for an annual base salary of $840,000 and an annual production incentive bonus arrangement based on a percentage of the professional component collections associated with the Company's Lee and Monroe County, Florida radiation oncology centers and certain other ancillary services provided in the Lee County, Florida local market.

  •
  Kerrin E. Gillespie—We entered into an executive employment agreement with Mr. Gillespie, dated effective as of February 8, 2010, which provides for an annual base salary of $400,000.

  •
  Norton L. Travis—We entered into an executive employment agreement with Mr. Travis in connection with the Merger, dated effective as of February 21, 2008, which provides for an annual base salary of $900,000.

  •
  Bryan J. Carey—Mr. Carey served as the Company's interim Chief Financial Officer from September 2009 to March 2010 and has been a member of the Company's board of directors since April 2009. Mr. Carey is a Managing Director of Vestar, primarily focused on healthcare investments. We did not enter into an employment agreement with Mr. Carey and Mr. Carey did not receive any remuneration in connection with his service as interim Chief Financial Officer.

        Annual Cash Incentive Payments.    In addition to annual base salaries, our Compensation Committee and Company's board of directors generally award annual cash incentive payments to our named executive officers. The annual cash incentive payments are intended to compensate our named executive officers for achieving operating performance objectives in the current year that are important to our success.

        Cash incentive payments are awarded pursuant to individual bonus arrangements with each named executive officer for each fiscal year. This bonus arrangement is designed to motivate, reward and acknowledge achievement by our employees by explicitly tying annual cash bonus payments to the achievement of annual performance targets based upon our consolidated financial results, as adjusted based upon individual performance objectives. Our performance-based bonus plan is administered jointly by our Chief Financial Officer, who is responsible for monitoring the financial performance measurements, and, in respect of our executive officers, our Chief Executive Officer, who is responsible for monitoring individual performance measurements for such individuals. Our Compensation Committee approves all targets set by the Company's board of directors and payouts under our bonus arrangements. Executives are generally eligible for payments under our performance-based bonus arrangement if they have earned such payments for the prior fiscal year.

        Pursuant to the terms of their executive employment agreements, certain named executive officers were eligible to earn a target annual cash incentive payment for fiscal year 2010 equal to either a defined minimum amount or a percentage of that named executive officer's annual base salary, as further described below:

  •
  For fiscal year 2010, Dr. Dosoretz was eligible to earn an annual cash performance incentive bonus award with a target bonus amount not less than $1,500,000 pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of pro forma adjusted earnings before interest, taxes, depreciation and amortization ("PF Adjusted EBITDA"), net debt targets and achievement of specified objectives. The relative weight of each factor in determining the cash performance incentive bonus award was determined by the Company's board of directors. PF Adjusted EBITDA also includes certain adjustments, such as loss on extinguishment of debt, non-cash impairment losses and gains/losses on disposal of assets, minority interest, equity-based compensation, employee severance and other costs, acquisition costs, management fee to Vestar, adjustment related to sale-leaseback accounting, litigation expenses, non-cash rent expense and other adjustments.

  •
  For fiscal year 2010, Mr. Gillespie is eligible to earn an annual cash performance incentive bonus award with a target bonus amount up to 60% of his base salary pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA, net debt targets and achievement of specified objectives.

  •
  For fiscal year 2010, Mr. Travis was eligible to earn an annual cash performance incentive bonus award with a target bonus amount not less than $300,000 pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA, net debt targets and achievement of specified objectives.

        After target bonus award amounts are established as a defined minimum amount or percentage of each named executive officer's base salary, the Company's board of directors establishes overall Company performance targets as the next step in determining annual cash bonus payments. For fiscal year 2010, the Company's board of directors assigned a 60% weighting to PF Adjusted EBITDA performance measure, a 20% weighting to net debt performance measure to encourage management to focus more on making long-term investments to grow our business, and a 20% weighting to achievement of specified objectives.

        At the on-target level of achievement for the PF Adjusted EBITDA performance metric, a named executive officer's bonus payment is equal to 100% of his or her target bonus amount. At the maximum target level of achievement, a named executive officer's bonus payment is equal to 200% of his target bonus amount. At the minimum target level of achievement for PF Adjusted EBITDA and Net Debt performance measures, a named executive officer's bonus payment is equal to 30% and 15%, respectively, of his target bonus amount. Bonus payments for actual results that fall between the minimum and maximum target performance levels are adjusted on a linear basis.

        The following table illustrates our overall performance in relation to our targets for PF Adjusted EBITDA and net debt targets as well as achievement of specified objectives for fiscal year 2010:

Type of Financial Performance Metric	Minimum Target Level of Achievement	On-Target Level of Achievement	Maximum Target Level of Achievement	Actual Level of Achievement	Level of Target Achieved
PF Adjusted EBITDA	$118.0	$134.0	$140.0	$118.0	Minimum Achieved
Net Debt	$589.0	$548.5	$—	$585.1	Minimum Achieved
Specified Objectives					Achieved

        Our bonus plan for fiscal year 2011 is structured in the same manner as it was for fiscal year 2010, with financial performance being evaluated against PF Adjusted EBITDA and net debt targets and achievement of specified objectives with weightings similar to those for fiscal year 2010. The timing of payments under the bonus plan for fiscal year 2011 is expected to be consistent with that for fiscal year 2010.

        Discretionary Cash Bonuses.    In addition to the amounts describe above that were awarded under our Annual Cash Incentive Payments in 2010, the Company's board of directors awarded a discretionary cash bonus in fiscal year 2010 to Mr. Travis in the amount of $60,000 in recognition of his work related to our business development activities and a relocation cash bonus in fiscal year 2010 to Mr. Gillespie in the amount of $60,000 associated with his employment with the Company. Although the Compensation Committee does not anticipate that discretionary cash bonuses will be routinely awarded, it reserves the right to make such awards in the future as circumstances warrant.

        Long-Term Equity Incentives.    We believe that our long-term financial success is achieved in part through an ownership culture that encourages our named executive officers to focus on our long-term performance through the use of equity-based compensation incentives.

        The capital structure of RT Investments consists of four different classes of limited liability company units: non-voting preferred equity units, Class A voting equity units, Class B non-voting equity units and Class C non-voting equity units.

        On February 21, 2008, in connection with the Merger, we allowed our management to invest in RT Investments by exchanging all or a portion of their shares in the predecessor Company's common stock into non-voting preferred equity units of RT Investments and Class A voting equity units of RT Investments and the number of non-voting preferred equity units and Class A voting equity units of RT Investments held by our named executive officers is set forth in "Security Ownership of Certain Beneficial Owners and Management."

        Also, on February 21, 2008, in connection with the Merger, RT Investments adopted a new equity-based plan and authorized for issuance under the plan approximately 1,494,111 units of limited liability company interests consisting of 526,262 Class B non-voting equity units and 967,849 Class C non-voting equity units. The Class B non-voting equity units time vest over 48 months and the Class C non-voting equity units vest annually for 34 months based on certain performance conditions and/or investment performance conditions being met or achieved and, in all cases, assuming continued employment. The performance conditions relate to the Company achieving PF Adjusted EBITDA and net debt targets that were established in connection with the Merger. The vesting schedule for the units described above was designed to motivate our named executive officers and other members of management to enhance our financial and operational performance and equity value over the long-term as well as to promote executive retention. The following table presents the outstanding grants of Class B non-voting equity units and Class C non-voting equity units to our named executive officers as of December 31, 2010:

Name	Class B Units	Class C Units
Daniel E. Dosoretz, M.D., President and Chief Executive Officer	315,758	423,434
Eduardo Fernandez, M.D., Ph.D., Senior Vice President, Physician Management	8,420	21,777
Constantine A. Mantz, M.D., Chief Medical Officer	8,420	21,777
Kerrin E. Gillespie, Senior Vice President and Chief Financial Officer	16,665	43,099
Norton L. Travis, Executive Vice President and General Counsel	42,101	108,883
Bryan J. Carey, former interim Chief Financial Officer	—	—

        Deferred Compensation Plan.    We offer our named executive officers the opportunity to participate in our 401(k) Profit Sharing Plan ("401(k) Plan"), which is a tax-qualified plan. Our discretionary contributions to the 401(k) Plan are based upon our annual financial performance.

        Other Benefits.    We also provide various other benefits to certain of our named executive officers that are intended to be part of a competitive compensation program. These benefits include:

  •
  medical and life insurance;

  •
  flexible spending accounts;

  •
  vacation time;

  •
  reimbursement for tax preparation and legal services;

  •
  relocation benefits; and

  •
  utilization of Company aircraft.

        We believe that these benefits are comparable to those offered by other companies.

Severance and Change in Control Benefits

        Our named executive officers are entitled to certain severance benefits as set forth in their respective employment agreements in the event of termination of employment. We believe these benefits are an essential element of our compensation program for our named executive officers and assist us in recruiting and retaining talented individuals. Our Compensation Committee believes that these benefits are valuable as they address the valid concern that it may be difficult for our named executive officers to find comparable employment in a short period of time in the event of termination. The severance benefits may differ for named executive officers depending on the positions they hold and how difficult it might be or how long it might take for them to find comparable employment. The employment agreements of our named executive officers do not contain change in control benefit provisions providing for payments but the Management Unit Subscription Agreements for Class B non-voting equity units of RT Investments and Class C non-voting equity units of RT Investments to contain certain acceleration provisions in the event of a sale of the Company.

Summary Compensation Table

        The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for services rendered to us during the prior three fiscal years.

	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards	Non-Equity Incentive Plan Compensation ($)	Other Annual Compensation ($)		Total ($)
Daniel E. Dosoretz M.D.	2010	2,000,000	29,479	—	600,000	87,154	(2)	2,716,633
President, Chief Executive	2009	2,000,000	22,937	—	600,000	116,536	(2)	2,739,473
Officer and Director	2008	1,818,077	18,547	—	1,209,921	118,868	(2)	3,165,413
Eduardo Fernandez, M.D., Ph.D.	2010	600,000	446,153	—	—	2,450	(3)	1,048,603
Senior Vice President,	2009	580,769	496,131	—	—	2,450	(3)	1,079,351
Physician Management	2008	500,000	590,639	—	—	—		1,090,639
Constantine A. Mantz, MD	2010	840,000	637,479	—	—	—		1,477,479
Chief Medical Officer	2009	689,346	809,095	—	—	—		1,498,442
	2008	650,000	956,365	—	—	—		1,606,365
Norton L. Travis	2010	900,000	600,000	—	120,000	2,450	(3)	1,082,450
Executive Vice President and	2009	900,000	180,000	—	120,000	2,450	(3)	1,202,450
General Counsel	2008	726,923	133,016	—	211,984	—		1,071,923
Kerrin Gillespie(4)	2010	307,692	60,000	—	76,000	—		443,692
Chief Financial Officer
Bryan J. Carey(5)	2010	—	—	—	—	—		—
Former interim Chief	2009	—	—	—	—	—		—
Financial Officer

(1)
The amounts set forth in this column represent discretionary bonuses approved by the Company's board of directors except for Dr. Dosoretz's 2010 and 2009 bonuses and Drs. Fernandez's and Mantz's 2010-2008 bonuses, which were based on production and ancillary bonus arrangements set forth in their respective physician employment agreements.

(2)
These amounts consist of: (i) compensation associated with the personal use of the Company's corporate aircraft in 2010, 2009 and 2008 in the amounts of $84,575, $111,377 and $118,868, respectively; (ii) discretionary company profit-sharing contributions to our Profit Sharing 401(k) and Retirement Plan in 2010 and 2009 in the amounts of $2,450 and $2,450, respectively; and (iii) life insurance premiums paid by the Company in 2010 and 2009 of $129 and $2,709.

(3)
These amounts consist of discretionary company profit-sharing contributions to our Profit Sharing 401(k) and Retirement Plan in 2010 and 2009.

(4)
Mr. Gillespie's employment commenced on March 15, 2010.

(5)
Mr. Carey served as our interim Chief Financial Officer until March 14, 2010.

Grants of Plan-Based Awards in Fiscal 2010

        The following table provides supplemental information relating to grants of plan-based awards to our named executive officers in fiscal 2010.

	Payout Levels Under Non-Equity Incentive Plan Awards(1)
	Minimum ($)	Target ($)	Maximum ($)
Daniel E. Dosoretz, M.D.	315,000	1,500,000	3,000,000
Eduardo Fernandez, M.D., Ph.D.	—	—	—
Constantine A. Mantz, M.D.	—	—	—
Kerrin E. Gillespie	50,400	240,000	480,000
Norton L. Travis	63,000	300,000	600,000
Bryan J. Carey	—	—	—

(1)
Thresholds under our non-equity performance incentive bonus plan are determined annually by the Company's board of directors. Amounts represent potential payouts relating to 2010 based on current based compensation. Amounts set forth in this table exclude the achievement of specified objectives, which if achieved could provide an additional 20% bonus based on a named executive officer's base salary.

	Payout Levels Under Equity Incentive Plan Awards					All Other Stock Awards: Number of Shares of Stock or Units (#)
	Grant Date(1)	Approval Date(2)	Target (#)	Unit Class	Grant Date Fair Value of Equity Awards($)(3)
Daniel E. Dosoretz, M.D.	—	—	—	—	—	—
Eduardo Fernandez, M.D., Ph.D.	—	—	—	—	—	—
Constantine A. Mantz, M.D.	—	—	—	—	—	—
Kerrin E. Gillespie	8/12/10	4/28/10	16,665	Class B	167,983	—
	8/12/10	4/28/10	43,099	Class C	377,116	—
Norton L. Travis	—	—	—	—	—	—
Bryan J. Carey	—	—	—	—	—	—

(1)
Date on which the restricted units were transferred to the named executive officer.

(2)
Date on which the Company's board of directors approved the equity award. The difference between the date these awards were approved and their grant date is due to a lapse of time between the approval date and the time that award documents to evidence these awards were finalized and executed. See "Compensation Discussion and Analysis—Long-Term Equity Incentives" for details regarding the grants and under which they vest.

(3)
Reflects the grant date fair value computed in accordance with FAS123(R).

Outstanding Equity Awards at 2010 Fiscal-Year End

        The following table provides information regarding outstanding equity awards held by our named executive officers as of the end of fiscal 2010.

	Stock Awards
				Equity Incentive Plan Awards
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(c)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(c)
Daniel E. Dosoretz, M.D.	157,879	Class B Units(a)	866,754	376,386	Class C Units(a)	1,836,762
Eduardo Fernandez, M.D., Ph.D.	4,210	Class B Units(a)	23,113	19,357	Class C Units(a)	94,462
Constantine A. Mantz, M.D.	4,210	Class B Units(a)	23,113	19,357	Class C Units(a)	94,462
Kerrin E. Gillespie	16,665	Class B Units(b)	91,491	43,099	Class C Units(b)	210,323
Norton L. Travis	21,051	Class B Units(a)	115,567	96,785	Class C Units(a)	472,310
Bryan J. Carey	—	Class B Units(a)	—	—	Class C Units(a)	—

(a)
Granted on February 21, 2008 in connection with the initial grants under the RT Investments equity-based incentive plan. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is February 21, 2008. The Class B non-voting equity units of RT Investments time vest over 48 months and the Class C non-voting equity units of RT Investments vest annually for 34 months based on certain performance conditions and/or investment performance conditions being met or achieved and, in all cases, assuming continued employment, as explained in more detail above, under "Compensation Discussion and Analysis—Long-Term Equity Incentives."

(b)
Units granted on April 28, 2010 with a vesting measurement date, as set forth in the relevant subscription agreement, for these units is April 28, 2008. The Class B non-voting equity units of RT Investments time vest over 48 months and the Class C non-voting equity units of RT Investments vest annually for 32 months based on certain performance conditions and/or investment performance conditions being met or achieved and, in all cases, assuming continued employment, as explained in more detail above, under "Compensation Discussion and Analysis—Long-Term Equity Incentives."

(c)
Payout value represents fair market value determined as of fiscal year-end, which is $5.49 per Class B non-voting equity unit of RT Investments and $4.88 per Class C non-voting equity unit of RT Investments.

Option Exercises and Stock Vested

        No options were issued, outstanding or exercised during fiscal 2010. For purposes of this disclosure item, no units were vested during fiscal 2010 such that value was realized, as the Company could repurchase at cost the units of any executive who terminated his or her employment voluntarily during fiscal 2010. However, if an executive officer were terminated without cause or resigned for good reason as of the last day of the fiscal year, he or she would be entitled to receive proceeds for a portion of his or her units. See "Compensation Discussion and Analysis—Treatment of Equity Interests in Radiation Therapy Services Holdings, Inc." below.

Pension Benefits

        The Company has no pension plans.

Nonqualified Deferred Compensation

        The Company does not maintain any nonqualified deferred compensation plans.

Employment Agreements

Executive and Physician Employment Agreements with Daniel E. Dosoretz, M.D.

        Executive Employment Agreement.    We have entered into an Executive Employment Agreement, dated effective as of February 21, 2008, with Daniel E. Dosoretz, M.D., pursuant to which Dr. Dosoretz serves as our President and Chief Executive Officer. The employment term is a five-year term with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

        Dr. Dosoretz is currently entitled to receive an annual base salary of $1,500,000 and entitled to such increases in his annual base salary as may be determined by the Company's board of directors or compensation committee from time to time. With respect to the 2010 fiscal year and each full fiscal year during the employment term, Dr. Dosoretz is also eligible to earn an annual cash incentive payment of not less than $1,500,000, the actual amount of the bonus to be determined by the Company's board of directors pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA and net debt targets. PF Adjusted EBITDA also includes certain adjustments, such as loss on extinguishment of debt, non-cash impairment losses and gains/losses on disposal of assets, minority interest, equity-based compensation, employee severance and other costs, acquisition costs, management fee to Vestar, adjustment related to sale-leaseback accounting, litigation expenses, non-cash rent expense and other adjustments.

        Dr. Dosoretz is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. Also, Dr. Dosoretz shall be entitled to use the Company's corporate jet in a manner consistent with past practice, and in addition to use of the plane in connection with the conduct of business on behalf of the Company, he is entitled to 200 hours of usage per year for personal use. We have also agreed to indemnify Dr. Dosoretz in connection with his capacity as our director and officer.

        If Dr. Dosoretz resigns or otherwise voluntarily terminates his employment and the termination is not for good reason during the term of the agreement, he will be entitled to receive his base salary accrued and unpaid through the date of termination and his earned and unpaid annual cash incentive payment, if any, for the fiscal year prior to the termination date. Dr. Dosoretz shall also receive any nonforfeitable benefits already earned and payable to him under the terms of any deferred compensation, incentive or other benefit plan maintained by the Company, payable in accordance with the terms of the applicable plan (all amounts in this section are referred to as "Accrued Compensation").

        If Dr. Dosoretz's employment is terminated by us without "cause" (as defined in his employment agreement) or by Dr. Dosoretz for "good reason" (as defined in his employment agreement), subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants described below, and in addition to the payment of Accrued Compensation, the Company is obligated to make monthly payments to Dr. Dosoretz for a period of 24 months after his termination date. Each monthly payment shall be equal to 1/12th of the sum of (i) Dr. Dosoretz's annual base salary, as in effect at the termination date, plus (ii) the amount equal to the sum of his bonuses for the three prior years divided by three. Dr. Dosoretz shall also be permitted to continue participation at the Company's expense in all benefit and insurance plans, coverage and programs for one year in which he was participating prior to the termination date.

        If Dr. Dosoretz's employment terminates due to a "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation and any other disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company. If Dr. Dosoretz dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to the sum of (i) his Accrued

Compensation and (ii) the board of director's good faith estimated annual cash incentive payment for the fiscal year in which the death occurs (on a pro rate basis for the number whole or partial months in the fiscal year in which the death occurs through the date of death) based on the performance of the Company at the time of his death. In addition, the death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by Dr. Dosoretz in accordance with the terms of the applicable plan.

        Dr. Dosoretz' Executive Employment Agreement also provides that if his Physician Employment Agreement is terminated for any reason, but his Executive Employment Agreement is not, Dr. Dosoretz' annual base salary under the Executive Employment Agreement shall be increased to $2,000,000.

        Dr. Dosoretz is also subject to a covenant not to disclose our confidential information during his employment term, and at all times during his employment term and ending on the later of (i) the fifth anniversary of the Executive Employment Agreement and (ii) three years after his termination date, Dr. Dosoretz covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Dr. Dosoretz breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

        Physician Employment Agreement.    In addition, we have entered into a Physician Employment Agreement, dated as of February 21, 2008, with Dr. Dosoretz, pursuant to which Dr. Dosoretz shall provide medical services as a radiation oncologist at such locations as are mutually agreed. The employment term is a five-year term with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement. For services rendered under the Physician Employment Agreement, Dr. Dosoretz shall receive an annual base salary of $500,000, and the Company shall be obligated to pay all medical malpractice insurance premiums during employment and any "tail" coverage premiums after termination or expiration of this agreement.

        Dr. Dosoretz may voluntarily terminate this agreement prior to the end of the term with or without giving notice and the Company may terminate this agreement without cause at any time. The Company may terminate the agreement due to a "disability" (as defined in the agreement) and the agreement will automatically terminate upon Dr. Dosoretz's death. If the Executive Employment Agreement is terminated for any reason, the Company shall have the right, but not the obligation to terminate the Physician Employment Agreement, without any liability or obligation to him, other than any Accrued Compensation. If the Executive Employment Agreement is terminated for any reason, but the Physician Employment Agreement is not terminated, the Physician Employment Agreement shall remain in full force and effect, except that (i) Dr. Dosoretz's base salary shall be increased to $1,500,000; (ii) Dr. Dosoretz shall be obligated to work five days per week rather than up to two days per week as currently contemplated under the Physician Employment Agreement, and (iii) Dr. Dosoretz shall be eligible to participate in such other bonus and benefit plans afforded other senior physicians of the Company and receive comparable fringe benefits to such other senior physicians.

        Dr. Dosoretz is also subject to covenants not to compete under the Physician Employment Agreement whereby in the event of the termination of this agreement for any reason, Dr. Dosoretz agrees, with certain exceptions, not to directly or indirectly engage in the practice of radiation therapy or oncology, or otherwise compete with us (as defined in the agreement) for a period beginning on the date of the Physician Employment Agreement and ending on the later of (i) the fifth anniversary of the Physician Employment Agreement and (ii) three years after his termination date.

Executive Employment Agreement with Eduardo Fernandez, M.D., Ph.D.

        We have entered into a physician employment agreement, dated effective as of January 1, 2002 and as amended, with Dr. Fernandez, pursuant to which Dr. Fernandez serves as our Senior Vice President, Director of Regional Operations. The employment term is a five-year term with automatic one-year extensions thereafter unless either party provides the other 90 days' prior written notice of its intention not to renew the employment agreement. Dr. Fernandez is currently entitled to receive an annual base salary of $600,000. Further, during Dr. Fernandez's employment, the Company will provide basic hospital and major medical insurance coverage to him to the extent obtainable with coverage amounts as the Company shall in its sole discretion determine and subject to the limitations and restrictions of the Company's group health plan.

        In addition, Dr. Fernandez is entitled to receive an annual production incentive bonus equal to the greater of $100,000 or 1.75% of the net collections with respect to the Company's Broward and Miami-Dade County, Florida radiation oncology centers.

        Dr. Fernandez and the Company may terminate this agreement prior to the end of the term by giving 90 days notice. If an event of termination occurs for any reason, Dr. Fernandez shall be entitled to (i) receive his Accrued Compensation determined as of the effective date of termination and not theretofore paid and (ii) receive or continue to receive benefits due or payable under any pension or profit sharing plan and any disability, medical and life insurance plans maintained by the Company.

        If Dr. Fernandez's employment terminates due to a "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation, salary continuation for three months and any other disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company. If Dr. Fernandez dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to his Accrued Compensation and salary continuation for two months. In addition, the death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by Dr. Fernandez in accordance with the terms of the applicable plan.

        Dr. Fernandez is also subject to a covenant not to disclose our confidential information during his employment term and at all times during his employment term and ending two years after his termination date, Dr. Fernandez agrees (i) not to practice radiation oncology at any center or hospital in Broward or Miami-Dade County, Florida or any joint venture which includes the Company or any of its subsidiaries or affiliates, and (ii) not to solicit or hire any of our employees.

Physician Employment Agreement with Constantine A. Mantz, M.D.

        We have entered into a physician employment agreement with Constantine A. Mantz, dated effective as of July 1, 2003 and as amended, pursuant to which Dr. Mantz serves as our Senior Vice President of Clinical Operations and provides medical services as a radiation oncologist. The employment term commenced on July 1, 2003 and is a five-year term with automatic one-year extensions thereafter unless either party provides the other 90 days' prior written notice of its intention not to renew the employment agreement. Dr. Mantz is currently entitled to receive an annual base salary of $840,000 and the Company shall be obligated to pay all medical malpractice insurance premiums during employment and any "tail" coverage premiums after termination or expiration of this agreement if Dr. Mantz's employment is terminated without cause, or due to death or disability. Further, during Dr. Mantz's employment, the Company will provide basic hospital and major medical insurance coverage to him to the extent obtainable with coverage amounts as the Company shall in its sole discretion determine and subject to the limitations and restrictions of the Company's group health plan.

        In addition, Dr. Mantz is entitled to receive an annual production incentive bonus of up to $1,000,000 based on 22.5% of the collections of professional fees (as defined) greater than $1,025,000 with respect to the Company's Lee and Monroe County, Florida radiation oncology centers and certain other ancillary services provided in the Lee County, Florida local market.

        Dr. Mantz and the Company may terminate this agreement prior to the end of the term by giving 90 days notice. If an event of termination occurs for any reason, Dr. Mantz shall be entitled to (i) receive his Accrued Compensation determined as of the effective date of termination and not theretofore paid and (ii) receive or continue to receive benefits due or payable under any pension or profit sharing plan and any disability, medical and life insurance plans maintained by the Company.

        Dr. Mantz is also subject to a covenant not to disclose our confidential information during his employment term and at all times during his employment term and ending two years after his termination date, Dr. Mantz is agrees (i) not to practice radiation oncology at any center in Lee, Collier or Charlotte County, Florida or at those hospitals in Lee, Collier or Charlotte County, Florida where physicians employed by the Company or an affiliate of the Company are, at the time of such termination, practicing radiation oncology, and (ii) not to solicit or hire any of our employees.

Executive Employment Agreement with Kerrin E. Gillespie

        We have entered into an executive employment agreement, dated effective as of February 8, 2010, with Kerrin E. Gillespie, pursuant to which Mr. Gillespie serves as Senior Vice President and Chief Financial Officer. The employment term is a three-year term beginning March 15, 2010 with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

        Mr. Gillespie is currently entitled to receive an annual base salary of $400,000 and entitled to such increases in his annual base salary as may be determined by the Company's board of directors or compensation committee from time to time. With respect to the 2010 fiscal year and each full fiscal year during the employment term, Gillespie is also eligible to earn an annual cash incentive payment of up to 60% of his base salary, the actual amount of the bonus to be determined by the Company's board of directors pursuant to a bonus plan based on factors including, without limitation, the Company's PF Adjusted EBITDA and net debt targets. Mr. Gillespie is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We have also agreed to indemnify Mr. Gillespie in connection with his capacity as an officer.

        If Mr. Gillespie's employment is terminated by us during the term of the agreement, he is entitled to his Accrued Compensation.

        If Mr. Gillespie's employment is terminated by us without "cause" (as defined in his employment agreement) or by Mr. Gillespie for "good reason" (as defined in his employment agreement), subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants described below, and in addition to the payment of the Accrued Compensation, the Company is obligated to make monthly payments to Mr. Gillespie for a period of 18 months after his termination date. Each monthly payment shall be equal to 1/12th of Mr. Gillespie's annual base salary as in effect at the termination date; provided that payments that otherwise would have been made during the 60 day period after the termination date shall be made on the first payroll period after the 60th day following the termination date and shall include payment of any amounts that would have otherwise be due prior thereto.

        If Mr. Gillespie resigns or voluntarily terminates the agreement without "good reason", he shall be entitled to receive his Accrued Compensation.

        If Mr. Gillespie's employment terminates due to "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation and any other disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company. If Mr. Gillespie dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to the sum of (i) his Accrued Compensation and (ii) the estimated annual cash incentive payment for the fiscal year in which the death occurs (on a pro rate basis for the number whole or partial months in the fiscal year in which the death occurs through the date of death). In addition, the death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by Mr. Gillespie in accordance with the terms of the applicable plan.

        Mr. Gillespie is also subject to a covenant not to disclose our confidential information during his employment term, and at all times during his employment term and ending 18 months after his termination date, Mr. Gillespie covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Mr. Gillespie breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

Executive Employment Agreement with Norton L. Travis

        We have entered into an executive employment agreement, dated effective as of February 21, 2008, with Norton L. Travis, pursuant to which Mr. Travis serves as our Executive Vice President and General Counsel. The employment term is a five-year term with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement. On February 3, 2011, the employment agreement was amended to provide for a termination date of February 3, 2016 with automatic extensions thereafter unless either party provides the other 120 days prior written notice not to renew the agreement.

        Mr. Travis is currently entitled to receive an annual base salary of $900,000 and entitled to such increases in his annual base salary as may be determined by the Company's board of directors or compensation committee from time to time. With respect to the 2010 fiscal year and each full fiscal year during the employment term, Mr. Travis is also eligible to earn an annual cash incentive payment of not less than $300,000, (as the Company's board of directors may, but not be obligated to adjust from time to time, the "Travis Target Bonus"), the actual amount of the bonus to be determined by the Company's board of directors pursuant to a bonus plan based on factors including, without limitation, the Company's PF Adjusted EBITDA and net debt targets. Mr. Travis is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We have also agreed to indemnify Mr. Travis in connection with his capacity as an officer.

        If Mr. Travis' employment is terminated by us during the term of the agreement, he will be entitled to receive his Accrued Compensation.

        If Mr. Travis' employment is terminated by us without "cause" (as defined in his employment agreement) or by Mr. Travis for "good reason" (as defined in his employment agreement), subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants described below, and in addition to the payment of the Accrued Compensation, the Company is obligated to make monthly payments to Mr. Travis for a period of 24 months after his termination date. Each monthly payment shall be equal to 1/12th of the sum of (i) Mr. Travis' annual base salary, as in effect at the termination date, plus (ii) the Travis Target Bonus for the year immediately prior to the year during which termination occurs.

        If Mr. Travis resigns or voluntarily terminates the agreement without "good reason", he will be entitled to receive his Accrued Compensation.

        If Mr. Travis' employment terminates due to his "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation and any other disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company. If Mr. Travis dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to the sum of (i) his Accrued Compensation and (ii) the estimated annual cash incentive payment for the fiscal year in which the death occurs (on a pro rate basis for the number whole or partial months in the fiscal year in which the death occurs through the date of death). In addition, the death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by Mr. Travis in accordance with the terms of the applicable plan.

        Mr. Travis is also subject to a covenant not to disclose our confidential information during his employment term, and at all times during his employment term and ending three years after his termination date, Mr. Travis covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Mr. Travis breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

Executive Employment Agreement with Bryan J. Carey

        We did not enter into an employment agreement with Mr. Carey and he did not receive any remuneration in conjunction with his capacity of interim Chief Financial Officer. Mr. Carey did not participate in the annual cash performance incentive bonus plan and did not receive any discretionary or other bonuses.

Potential Payments upon Termination

        The following disclosure indicates the potential payments and benefits to which our named executive officers would be entitled upon termination of employment. All calculations are based on an assumed termination date of December 31, 2010. The disclosure below does not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. Potential payments upon termination attributable to Mr. Watson are not presented below since he did not receive any such payments as a result of his voluntarily termination of employment with the Company on August 31, 2009. Potential payments upon termination attributable to Mr. Carey are not presented below since we did not enter into an employment agreement with Mr. Carey and he was not otherwise entitled to such termination payments or benefits.

Potential Payments to Each Named Executive Officer

Daniel E. Dosoretz, M.D., President and Chief Executive Officer(1)

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over Two Years ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	4,606,614	600,000	18,000	5,224,614
Voluntary resignation	—	—	—	—	—
Disability or death(2)	600,000	—	—	—	600,000

(1)
The potential payments and benefits upon termination of employment described above are pursuant to the terms of Dr. Dosoretz's Executive Employment Agreement.

(2)
The executive or beneficiary shall be entitled to (a) disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company and (b) death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company in accordance with the terms of the applicable plan or plans.

Eduardo Fernandez, M.D., Ph.D., Senior Vice President, Director of Regional Operations

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over One Year ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	—	—	—	—
Voluntary resignation	—	—	—	—	—
Disability or death(1)(2)	—	150,000	—	—	150,000

(1)
Cash severance payments over one year due to disability or death shall represent salary continuation for three months and two months, respectively, which amounts are $150,000 and $100,000, respectively.

(2)
The executive or beneficiary shall be entitled to (a) disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company and (b) death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company in accordance with the terms of the applicable plan or plans.

 Constantine A. Mantz, M.D., Senior Vice President of Clinical Operations

Event	Cash Severance Lump Payment ($)	Cash Severance Payment ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	—	—	—	—
Voluntary resignation	—	—	—	—	—
Disability or death(1)	—	—	—	—	—

(1)
The executive or beneficiary shall be entitled to (a) disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company and (b) death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company in accordance with the terms of the applicable plan or plans.

Kerrin E. Gillespie, Senior Vice President and Chief Financial Officer(1)

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over 18 Months ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	600,000	96,000	—	696,000
Voluntary resignation	—	—	—	—	—
Disability or death(2)	96,000	—	—	—	96,000

(1)
Mr. Gillespie's employment commenced on March 15, 2010.

(2)
The executive or beneficiary shall be entitled to (a) disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company and (b) death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company in accordance with the terms of the applicable plan or plans.

 Norton L. Travis, Executive Vice President and General Counsel

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over Two Years ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	2,400,000	120,000	—	2,520,000
Voluntary resignation	—	—	—	—	—
Disability or death(1)	120,000	—	—	—	120,000

(1)
The executive or beneficiary shall be entitled to (a) disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company and (b) death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company in accordance with the terms of the applicable plan or plans.

Treatment of Equity Interests in RT Investments

        Upon the termination of the executive's employment with the Company for any reason whatsoever, (a) all unvested Class B non-voting equity units of RT Investments held by the executive as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date and (b) all vested Class B non-voting equity units of RT Investments held by the executive shall remain outstanding, except that if executive's employment is terminated by the Company for cause at any time or by the executive without good reason during the two year period following the grant date, or if executive engages in any non-compete activities prohibited under his employment agreement and as further defined in the Management Unit Subscription Agreement for Class B non-voting equity units of RT Investments and Class C non-voting equity units of RT Investments during the time that such activities are prohibited, then all Class B Units (whether vested or unvested) and all Class C non-voting equity units of RT Investments (whether vested or unvested) held by such terminated executive shall expire and be immediately forfeited and canceled in their entirety as of the earlier of the termination date or the date executive engages in such prohibited activities.

        Upon the termination of the executive's employment with the Company for any reason whatsoever, the Class C non-voting equity units of RT Investments held by the executive shall be treated as follows:

  (i)
  if, as of the termination date, Vestar has not received cash distributions that results in a multiple of investment that is equal to two and one half times Vestar's total capital contributions (the "First Performance Hurdle"), then all of the Class C non-voting equity units of RT Investments held by the executive shall be immediately forfeited and canceled, except that any Class C non-voting equity units of RT Investments that have become vested shall remain outstanding;

  (ii)
  if, as of the termination date, the First Performance Hurdle has been achieved but Vestar has not received cash distributions that results in a multiple of investment that is equal to three times Vestar's total capital contribution (the "Second Performance Hurdle"), than all Class C non-voting equity units of RT Investments held by the executive shall be immediately forfeited and canceled, except that any Class C non-voting equity units of RT Investments that have become vested shall remain outstanding; or

  (iii)
  if, as of the termination date, the Second Performance Hurdle has been achieved, then all Class C non-voting equity units of RT Investments that have become vested shall remain outstanding.

        Notwithstanding the above, if (i) the executive's employment with the Company is terminated for any reason other than (A) by the Company for cause or (B) by the executive without good reason during the two year period subsequent to the grant date of the Class C non-voting equity units of RT Investments and (ii) a sale of the Company occurs within six months following the termination date that results in Vestar receiving proceeds from such sale together with any distributions made at the same time or as or prior to the consummation of the sale, that would have resulted in the executive being entitled to retain a greater number of Class C non-voting equity units of RT Investments if the executive had remained employed by the Company through the date of the sale of the Company that the number of Units retained by the executive pursuant to the foregoing provisions, then (x) such additional Class C non-voting equity units of RT Investments shall be deemed to remain outstanding as of the time of the consummation of the sale of the Company, (y) the amount of any distributions by the Company that the executive shall be entitled to receive with respect to the Class C non-voting equity units of RT Investments held by the executive shall be governed by the applicable section of the Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC and give effect to such additional Class C non-voting equity units of RT Investments , and (z) the amount of the proceeds that the executive shall be entitled to receive with respect to the Class C non-voting equity units of RT Investments held by the executive in such sale of the Company shall be governed by the applicable sections of the Amended and Restated Securityholders Agreement described below. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

        Further, if the executive's employment with the Company terminates for any reasons set forth in clauses (i), (ii) or (iii) below prior to the Company's initial public offering (in any event excluding termination of employment by retirement prior the Company's initial public offering), the Company shall have the right and option to purchase for a period of 90 days following the termination date, and each member of the executive group shall be required to sell to the Company, any of all of such Units then held by such member of the executive group, at a price per unit equal to fair market value, as defined in the Management Unit Subscription Agreement (measured as of the later of (x) the termination date and (y) the six month anniversary of the grant date) of such vested Class B non-voting equity unit or vested Class C non-voting equity unit, as applicable provided that the Company's board of directors shall have the right, in its sole discretion, to increase the purchase price as set forth above if the executive's active employment with the Company is terminated due to: (i) the disability or death of the executive; (ii) (A) by the Company without cause or (B) by the executive with good reason; or (iii) any other reason not set forth in (i) or (ii) above after the second anniversary of the grant date.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Company's board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

        Submitted by the Compensation Committee of the Company's board of directors:

James L. Elrod, Jr. (Chair) Howard M. Sheridan, M.D.

Directors Compensation

        The following tables provide information concerning certain of our employees who are not named executive officers but who serve as a director on the Company's board of directors. We do not provide any remuneration to the members of the Company's board of directors other than to the directors listed below and the compensatory arrangements with certain of our directors designated as a named executive office other than for director services. See "Item 11. Executive Compensation" and "Item 13. Certain Relationships and Related Transactions, and Director Independence." Shares and stock options are not included in this table because none were issued during fiscal 2010 and none were outstanding at fiscal year-end. Further, changes in pension value and nonqualified deferred compensation earnings are also not included in this table because the Company does not maintain any pension plans or nonqualified deferred compensation plans.

	Fees Earned or Paid in Cash ($)	Stock Award ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Annual Compensation ($)		Total ($)
Howard M. Sheridan, M.D.	—	—	—	380,000	(2)	380,000
James H. Rubenstein, M.D.	—	—	160,000	648,710	(3)	808,710

(1)
Dr. Rubenstein participates in the Company's annual cash incentive bonus award plan. See "Executive Compensation." For fiscal year 2010, Dr. Rubenstein was eligible to earn an annual cash performance incentive bonus award with a target bonus amount not less than $400,000 pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA and net debt targets. The relative weight of each factor in determining the cash performance incentive bonus award was determined by the Company's board of directors. PF Adjusted EBITDA also includes certain adjustments, such as loss on extinguishment of debt, non-cash impairment losses and gains/losses on disposal of assets, minority interest, equity-based compensation, employee severance and other costs, acquisition costs, management fee to Vestar, adjustment related to sale-leaseback accounting, litigation expenses, non-cash rent expense and other adjustments. For fiscal year 2010, the Company's board of directors assigned a 60% weighting to PF Adjusted EBITDA performance measure, a 20% weighting to net debt performance measure to encourage management to focus more on making long-term investments to grow our business, and a 20% weighting to achievement of specified objectives. The specified objectives were achieved in 2010 in addition to the PF Adjusted EBITDA and net debt targets at the minimum levels.

(2)
We entered into an Executive Employment Agreement with Dr. Sheridan in connection with the Merger under which Dr. Sheridan provides corporate executive services and support in such areas as strategic planning, mergers and acquisitions, and physician, payor and hospital relationships. This agreement provides for a base salary of $300,000 and a performance incentive bonus at the discretion of the Company's board of directors, or it's Compensation Committee. Dr. Sheridan received a discretionary bonus of $80,000 in fiscal 2010.

(3)
We entered into an Executive Employment Agreement with Dr. Rubenstein in conjunction with the Merger in which Dr. Rubenstein serves as Secretary and Medical Director. This agreement provides for a base salary of $400,000 and participation in the annual cash performance incentive bonus award plan as described above. In addition, we entered into a Physician Employment Agreement with Dr. Rubenstein also in connection with the Merger which provided for an annual base salary of $300,000. The Physician Employment Agreement was amended in February 2010, to reduce the annual base salary to $200,000. In 2010, Dr. Rubenstein received $29,479 pursuant to a production and ancillary bonus arrangement and $2,450 with respect to discretionary company profit-sharing contributions to our Profit Sharing 401(k) and Retirement Plan.

In the event that either the Physician Employment Agreement or Executive Employment Agreement is terminated for any reason, Dr. Rubenstein's annual base salary under the respective continuing agreement shall be increased to $700,000.

Grants of Plan-Based Awards in Fiscal 2010

        The following table provides supplemental information relating to grants of plan-based awards to our directors in fiscal 2010.

		Payout Levels Under Non-Equity Incentive Plan Awards			Payout Levels Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)
	Grant Date(1)	Minimum ($)	Target ($)	Maximum ($)	Minimum ($)	Target ($)	Maximum ($)
Howard M. Sheridan, M.D.	—	—	—	—	—	—	—	—
James H. Rubenstein, M.D.	—	84,000	400,000	800,000	—	—	—	—

(1)
Thresholds under non-equity performance incentive bonus plan are determined annually by the Company's board of directors. Amounts set forth in this table exclude the achievement of specified objectives, which if achieved could provide an additional 20% bonus based on the director's base salary.

Outstanding Equity Awards at 2010 Fiscal-Year End

        The following table provides information regarding outstanding equity awards held by our directors as of the end of fiscal 2010. Shares and stock options are not included in this table because none were issued during fiscal 2010 and none were outstanding at fiscal year-end.

	Stock Awards
					Equity Incentive Plan Awards
	Number of Shares or Units of Stock That Have Not Vested (#)			Market Value of Shares or Units of Stock That Have Not Vested ($)(b)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)			Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(b)
Howard M. Sheridan, M.D.	2,105	Class B Units(a	)	11,557	9,678	Class C Units(a	)	47,231
James H. Rubenstein, M.D.	6,315	Class B Units(a	)	34,670	29,035	Class C Units(a	)	141,693

(a)
Granted on February 21, 2008 in connection with the initial grants under the Company's equity-based incentive plan. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is February 21, 2008. The Class B non-voting equity units of RT Investments vest over 48 months and the Class C non-voting equity units of RT Investments vest annually for 34 months based on certain performance conditions and/or market conditions being met or achieved and, in all cases, assuming continued employment, as explained in more detail above, under "Compensation Discussion and Analysis—Long-Term Equity Incentives."

(b)
Payout value represents fair market value determined as of fiscal year-end, which is $5.49 per Class B non-voting equity unit of RT Investments and $4.88 per Class C non-voting equity unit of RT Investments.

        As of December 31, 2010, each director held the following total numbers of units of RT Investments (including those not set forth above because they are vested):

  •
  Dr. Sheridan held 2,105 Class B non-voting equity units and 1,210 Class C non-voting equity units; and

  •
  Dr. Rubenstein held 6,315 Class B non-voting equity units and 3,629 Class C non-voting equity units.

Option Exercises and Stock Vested

        No options were issued, outstanding or exercised during fiscal 2010. For purposes of this disclosure item, no units were vested during fiscal 2010 such that value was realized, as the Company could repurchase at cost the units of any executive or director who terminated his or her employment voluntarily during fiscal 2010. However, if an executive or director were terminated without cause or resigned for good reason as of the last day of the fiscal year, he or she would be entitled to receive proceeds for a portion of his or her units. See "Compensation Discussion and Analysis—Treatment of Equity Interests in Radiation Therapy Services Holdings, Inc."

Employment Agreements

Executive and Physician Employment Agreements with James H. Rubenstein, M.D.

Executive Employment Agreement

        We have entered into an Executive Employment Agreement, dated effective as of February 21, 2008, with James H. Rubenstein, M.D., pursuant to which Dr. Rubenstein serves as our Secretary and Medical Director. The employment term is a three-year term with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

        Dr. Rubenstein is currently entitled to receive an annual base salary of $400,000 and entitled to such increases in his annual base salary as may be determined by the Company's board of directors or compensation committee from time to time. With respect to the 2010 fiscal year and each full fiscal year during the employment term, Dr. Rubenstein is also eligible to earn an annual cash incentive payment of not less than $400,000, (as the Company's board of directors may, but not be obligated to adjust from time to time, the "Rubenstein Target Bonus"), the actual amount of the bonus to be determined by the Company's board of directors pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA and net debt targets.

        Dr. Rubenstein is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We have also agreed to indemnify Dr. Rubenstein in connection with his capacity as a director.

        If Dr. Rubenstein resigns or otherwise voluntarily terminates his employment and the termination is not for good reason during the term of the agreement, he will be entitled to receive his base salary accrued and unpaid through the date of termination and his earned and unpaid annual cash incentive payment, if any, for the fiscal year prior to the termination date. Dr. Rubenstein shall also receive any Accrued Compensation.

        If Dr. Rubenstein's employment is terminated by us without "cause" (as defined in his employment agreement) or by Dr. Rubenstein for "good reason" (as defined in his employment agreement), subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants described below, and in addition to the payment of Accrued Compensation, the Company is obligated to make monthly payments to Dr. Rubenstein for a period of 24 months after his termination date. Each monthly payment shall be equal to 1/12th of the sum of (i) Dr. Rubenstein's annual base salary, as in effect at the termination date, plus (ii) the Rubenstein Target Bonus for the year immediately prior to the year during which termination occurs. Dr. Rubenstein shall also be permitted to continue participation at the Company's expense in all benefit and insurance plans, coverage and programs for one year in which he was participating prior to the termination date.

        If Dr. Rubenstein's employment terminates due to a "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation and any other disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company. If Dr. Rubenstein dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to the sum of (i) his Accrued Compensation and (ii) the board of director's good faith estimated annual cash incentive payment for the fiscal year in which the death occurs (on a pro rate basis for the number whole or partial months in the fiscal year in which the death occurs through the date of death) based on the performance of the Company at the time of his death. In addition, the death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by Dr. Rubenstein in accordance with the terms of the applicable plan.

        Dr. Rubenstein' Executive Employment Agreement also provides that if his Physician Employment Agreement is terminated for any reason, but his Executive Employment Agreement is not, Dr. Rubenstein' annual base salary under the Executive Employment Agreement shall be increased to $700,000.

        Dr. Rubenstein is also subject to a covenant not to disclose our confidential information during his employment term, and at all times during his employment term and ending on the later of (i) the fifth anniversary of the Executive Employment Agreement and (ii) three years after his termination date, Dr. Rubenstein covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Dr. Rubenstein breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

Physician Employment Agreement

        In addition, we have entered into a Physician Employment Agreement, dated as of February 21, 2008 and as amended, with Dr. Rubenstein, pursuant to which Dr. Rubenstein shall provide medical services as a radiation oncologist at such locations as are mutually agreed. The employment term is a three-year term with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement. For services rendered under the Physician Employment Agreement, Dr. Rubenstein shall receive an annual base salary of $200,000, and the Company shall be obligated to pay all medical malpractice insurance premiums during employment and any "tail" coverage premiums after termination or expiration of this agreement.

        Dr. Rubenstein may voluntarily terminate this agreement prior to the end of the term with or without giving notice and the Company may terminate this agreement without cause at any time. The

Company may terminate the agreement due to a "disability" (as defined in the agreement) and the agreement will automatically terminate upon Dr. Rubenstein's death. If the Executive Employment Agreement is terminated for any reason, the Company shall have the right, but not the obligation to terminate the Physician Employment Agreement, without any liability or obligation to him, other than any Accrued Compensation. If the Executive Employment Agreement is terminated for any reason, but the Physician Employment Agreement is not terminated, the Physician Employment Agreement shall remain in full force and effect, except that (i) Dr. Rubenstein's base salary shall be increased to $700,000; (ii) Dr. Rubenstein shall be obligated to work five days per week rather than up to two days per week as currently contemplated under the Physician Employment Agreement, and (iii) Dr. Rubenstein shall be eligible to participate in such other bonus and benefit plans afforded other senior physicians of the Company and receive comparable fringe benefits to such other senior physicians.

        Dr. Rubenstein is also subject to covenants not to compete under the Physician Employment Agreement whereby in the event of the termination of this agreement for any reason, Dr. Rubenstein agrees not to directly or indirectly engage in the practice of radiation therapy or oncology, or otherwise compete with us (as defined in the agreement) for a period beginning on the date of the Physician Employment Agreement and ending on the later of (i) the fifth anniversary of the Physician Employment Agreement and (ii) three years after his termination date.

Executive Employment Agreements with Howard M. Sheridan, M.D.

Executive Employment Agreement

        We have entered into an Executive Employment Agreement, dated effective as of February 21, 2008, with James H. Sheridan, M.D., pursuant to which Dr. Sheridan provides corporate executive services and support in such areas as strategic planning, mergers and acquisitions, and physician, payor and hospital relationships. The employment term is a three-year term with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

        Dr. Sheridan is currently entitled to receive an annual base salary of $300,000 and entitled to such increases in his annual base salary as may be determined by the Company's board of directors or compensation committee from time to time. With respect to the 2010 fiscal year and each full fiscal year during the employment term, Dr. Sheridan is eligible to receive a performance incentive bonus at the discretion of the Company's board of directors, or it's Compensation Committee.

        Dr. Sheridan is also entitled to use the Company's corporate jet in connection with the conduct of business on behalf of the Company and he is entitled to 25 hours of usage per year for personal use. We have also agreed to indemnify Dr. Sheridan in connection with his capacity as a director.

        If Dr. Sheridan resigns or otherwise voluntarily terminates his employment and the termination is not for good reason during the term of the agreement, he will be entitled to receive his base salary accrued and unpaid through the date of termination and his earned and unpaid annual cash incentive payment, if any, for the fiscal year prior to the termination date. Dr. Sheridan shall also receive any Accrued Compensation.

        If Dr. Sheridan's employment is terminated by us without "cause" (as defined in his employment agreement) or by Dr. Sheridan for "good reason" (as defined in his employment agreement), subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants described below, and in addition to the payment of Accrued Compensation, the Company is obligated to make monthly payments to Dr. Sheridan for a period of 12 months after his termination date. Each monthly payment shall be equal to 1/12th of the sum of (i) Dr. Sheridan's annual base salary, as in effect at the termination date, plus (ii) his bonus for the year immediately prior to the year during which termination occurs.

        If Dr. Sheridan's employment terminates due to a "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation and any other disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company. If Dr. Sheridan dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to the sum of (i) his Accrued Compensation and (ii) the board of director's good faith estimated annual cash incentive payment for the fiscal year in which the death occurs (on a pro rate basis for the number whole or partial months in the fiscal year in which the death occurs through the date of death) based on the performance of the Company at the time of his death. In addition, the death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by Dr. Sheridan in accordance with the terms of the applicable plan.

        Dr. Sheridan is also subject to a covenant not to disclose our confidential information during his employment term, and at all times during his employment term and ending on the later of (i) the fifth anniversary of the Executive Employment Agreement and (ii) three years after his termination date, Dr. Sheridan covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Dr. Sheridan breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

Potential Payments upon Termination

        The following disclosure indicates the potential payments and benefits to which our directors would be entitled upon termination of employment. All calculations are based on an assumed termination date of December 31, 2010. The disclosure below does not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the directors.

Potential Payments to Each Director

James H. Rubenstein, M.D., Director, Secretary and Medical Officer(1)

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over One Year ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	1,600,000	160,000	—	1,760,000
Voluntary resignation	—	—	—	—	—
Disability or death(2)	180,000	—	—	—	180,000

(1)
The potential payments and benefits upon termination of employment described above are pursuant to the terms of Dr. Rubenstein's Executive Employment Agreement.

(2)
The executive or beneficiary shall be entitled to (a) disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company and (b) death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company in accordance with the terms of the applicable plan or plans.

Howard M. Sheridan, M.D., Director

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over One Year ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	380,000	—	—	380,000
Voluntary resignation	—	—	—	—	—
Disability or death(1)	80,000	—	—	—	80,000

(1)
The executive or beneficiary shall be entitled to (a) disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company and (b) death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company in accordance with the terms of the applicable plan or plans.

Treatment of Equity Interests in RT Investments

        Upon the termination of the director's employment with the Company for any reason whatsoever, (a) all unvested Class B non-voting equity units of RT Investments held by the director as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date and (b) all vested Class B non-voting equity units of RT Investments held by the director shall remain outstanding, except that if director's employment is terminated by the Company for cause at any time or by the director without good reason during the two year period following the grant date, or if director engages in any non-compete activities prohibited under his employment agreement and as further defined in the Management Unit Subscription Agreement for Class B non-voting equity units of RT Investments and Class C non-voting equity units of RT Investments during the time that such activities are prohibited, then all Class B non-voting equity units of RT Investments (whether vested or unvested) and all Class C non-voting equity units of RT Investments (whether vested or unvested) held by such terminated director shall expire and be immediately forfeited and canceled in their entirety as of the earlier of the termination date or the date director engages in such prohibited activities.

        Upon the termination of the director's employment with the Company for any reason whatsoever, the Class C non-voting equity units of RT Investments held by the director shall be treated as follows:

  (i)
  if, as of the termination date, Vestar has not received cash distributions that results in the First Performance Hurdle, then all of the Class C non-voting equity units of RT Investments held by the director shall be immediately forfeited and canceled, except that any Class C non-voting equity units of RT Investments that have become vested shall remain outstanding;

  (ii)
  if, as of the termination date, the First Performance Hurdle has been achieved but Vestar has not received cash distributions that results in the Second Performance Hurdle, than all Class C non-voting equity units of RT Investments held by the director shall be immediately forfeited and canceled, except that any Class C non-voting equity units of RT Investments that have become vested shall remain outstanding; or

  (iii)
  if, as of the termination date, the Second Performance Hurdle has been achieved, then all Class C non-voting equity units of RT Investments that have become vested shall remain outstanding.

        Notwithstanding the above, if (i) the director's employment with the Company is terminated for any reason other than (A) by the Company for cause or (B) by the director without good reason during the two year period subsequent to the grant date of the Class C non-voting equity units of RT Investments and (ii) a sale of the Company occurs within six months following the termination date that results in Vestar receiving proceeds from such sale together with any distributions made at the same time or as or prior to the consummation of the sale, that would have resulted in the director being entitled to retain a greater number of Class C non-voting equity units of RT Investments if the director had remained employed by the Company through the date of the sale of the Company that the number of Units retained by the director pursuant to the foregoing provisions, then (x) such additional Class C non-voting equity units of RT Investments shall be deemed to remain outstanding as of the time of the consummation of the sale of the Company, (y) the amount of any distributions by the Company that the director shall be entitled to receive with respect to the Class C non-voting equity units of RT Investments held by the director shall be governed by the applicable section of the Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC and give effect to such additional Class C non-voting equity units of RT Investments, and (z) the amount of the proceeds that the director shall be entitled to receive with respect to the Class C non-voting equity units of RT Investments held by the director in such sale of the Company shall be governed by the applicable sections of the Securityholders Agreement dated as of February 21, 2008 among Vestar, the management investors and the Company, as amended or supplemented thereafter from time to time.

        Further, if the director's employment with the Company terminates for any reasons set forth in clauses (i), (ii) or (iii) below prior to the Company's initial public offering (in any event excluding termination of employment by retirement prior the Company's initial public offering), the Company shall have the right and option to purchase for a period of 90 days following the termination date, and each member of the executive and director group shall be required to sell to the Company, any of all of such Units then held by such member of the executive and director group, at a price per unit equal to fair market value, as defined in the Management Unit Subscription Agreement (measured as of the later of (x) the termination date and (y) the six month anniversary of the grant date) of such vested Class B non-voting equity unit of RT Investments or vested Class C non-voting equity unit of RT Investments, as applicable' provided that the Company's board of directors shall have the right, in its sole discretion, to increase the purchase price as set forth above if the director's active employment with the Company is terminated due to: (i) the disability or death of the director; (ii) (A) by the Company without cause or (B) by the director with good reason; or (iii) any other reason not set forth in (i) or (ii) above after the second anniversary of the grant date.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        RT Investments owns 100% of the capital stock of Parent, which in turn holds 100% of the capital stock of RTS. The following table sets forth certain information with respect to the beneficial ownership of RT Investments' equity units as of December 31, 2010 by: (i) each person or entity who owns of record or beneficially 5% or more of any class of RT Investments' voting securities; (ii) each of RTS's directors, (iii) each of RTS's named executive officers and (iv) all of RTS's directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of equity units subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2010 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The respective percentages of beneficial ownership of Class A voting equity units of RT Investments, Class B non-voting equity units of RT Investments, Class C non-voting equity units of RT Investments and non-voting preferred equity units of RT Investments owned is based on 10,002,392 shares of Class A voting equity units of RT Investments, 516,614 shares of Class B non-voting equity units of RT Investments, 938,360 shares of Class C non-voting equity units of RT Investments and 527,648 shares of non-voting preferred equity units of RT Investments outstanding as of December 31, 2010. This information has been furnished by the persons named in the table below or in filings made with the SEC. Unless otherwise indicated, the address of each of the directors and executive officers is c/o Radiation Therapy Services, Inc., 2270 Colonial Boulevard, Fort Myers, Florida 33907.

	Class A Units		Class B Units(3)		Class C Units(3)		Preferred Units
Name of Beneficial Owner	Number(1)	Percent	Number(1)	Percent	Number(1)	Percent	Number(1)	Percent
Principal shareholder:
Funds affiliated with Vestar(2)	8,286,564	82.8%	—	—	—	—	437,134	82.8%
Directors and named executive officers:
Daniel E. Dosoretz, M.D.	717,107	7.2%	315,758	61.1%	423,434	45.1%	37,829	7.2%
James L. Elrod, Jr.(4)	—	—	—	—	—	—	—	—
Bryan J. Carey(5)	—	—	—	—	—	—	—	—
Anil Shrivastava(6)	—	—	—	—	—	—	—	—
Erin L. Russell(7)	—	—	—	—	—	—	—	—
James H. Rubenstein, M.D.(8)	354,569	3.5%	12,630	2.4%	32,665	3.5%	18,704	3.5%
Howard M. Sheridan, M.D.	179,277	1.8%	4,210	*	10,888	1.2%	9,457	1.8%
Kerrin E. Gillespie	2,392	*	16,665	3.2%	43,099	4.6%	126	*
Eduardo Fernandez, M.D., Ph.D.(9)	15,936	*	8,420	1.6%	21,777	2.3%	841	*
Constantine A. Mantz, M.D.	7,968	*	8,420	1.6%	21,777	2.3%	420	*
Norton L. Travis(10)	15,936	*	42,101	8.1%	108,883	11.6%	841	*
All directors and executive officers as a group (14 persons)	1,303,543	13.0%	412,414	79.8%	673,411	71.8%	68,765	13.0%

*
Represents less than 1%

(1)
Fractional units have been round to the nearest highest integer.

(2)
Includes 4,260,078 shares of Class A voting equity units of RT Investments and 224,728 shares of non-voting preferred equity units of RT Investments held by Vestar Capital Partners V, L.P., 1,171,620 shares of Class A voting equity units of RT Investments and 61,806 shares of non-voting preferred equity units of RT Investments held by Vestar Capital Partners V-A, L.P., 70,756 shares of Class A voting equity units of RT Investments and 3,733 shares of non-voting preferred equity units of RT Investments held by Vestar Executives V, L.P. and 234,398 shares of Class A voting equity units of RT Investments and 12,365 shares of non-voting preferred equity units of RT Investments held by Vestar Holdings V, L.P. Vestar Associates V, L.P. is the general partner of Vestar Capital Partners V, L.P., Vestar Capital Partners V-A, L.P., Vestar Executives V, L.P. and Vestar Holdings V, L.P. and Vestar Managers V Ltd. is the general partner of Vestar Associates V, L.P. As such, Vestar Managers V Ltd. has sole voting and dispositive power over the shares held by Vestar and its affiliated funds. Vestar's co-investors, which Vestar controls, own 2,549,712 shares of Class A voting equity units of RT Investments, or approximately 26% of Class A voting equity units of RT Investments, and 134,503 shares of non-voting preferred equity units of RT Investments, or approximately 26% of the preferred equity units of RT Investments. As such, Vestar and its affiliates control, and may be deemed to beneficially own 8,286,564 shares of Class A voting equity units of RT Investments, or approximately 83% of the Class A voting equity units of RT Investments, and 437,123 shares of the non-voting preferred equity units of RT Investments, or approximately 83% of the preferred equity units of RT Investments, through its ability to directly or indirectly control its co-investors. Each of Vestar and its affiliated funds disclaims beneficial ownership of such securities, except to the extent of its pecuniary interest therein. The address for each of Vestar and its affiliated funds is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(3)
Class B units and Class C units are non-voting equity units of RT Investments issued under a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards from an equity pool representing up to 13% of the common equity value of RT Investments following return of preferred capital and accreted return on preferred capital, which as of September 30, 2010 was 12.4%.

(4)
Mr. Elrod is a managing director of Vestar, and therefore may be deemed to beneficially own the Class A voting equity units of RT Investments and the non-voting preferred equity units of RT Investments held by Vestar, its affiliated funds and its co-investors. Mr. Elrod disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. The address for Mr. Elrod is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(5)
Mr. Carey is a managing director of Vestar, and therefore may be deemed to beneficially own the Class A voting equity units of RT Investments and the non-voting preferred equity units of RT Investments held by Vestar, its affiliated funds and its co-investors. Mr. Carey disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. Mr. Carey served as our interim Chief Financial Officer until March 15, 2010. The address for Mr. Carey is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(6)
Mr. Shrivastava is a managing director of Vestar, and therefore may be deemed to beneficially own the Class A voting equity units of RT Investments and the non-voting preferred equity units of RT Investments held by Vestar, its affiliated funds and its co-investors. Mr. Shrivastava disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. The address for Mr. Shrivastava is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(7)
Ms. Russell is a principal of Vestar, and therefore may be deemed to beneficially own the Class A voting equity units of RT Investments and the non-voting preferred equity units of RT Investments held by Vestar, its affiliated funds and its co-investors. Ms. Russell disclaims beneficial ownership of such securities, except to the extent of her pecuniary interest therein. The address for Ms. Russell is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(8)
These shares are held in trusts for which Dr. Rubenstein and his descendants are beneficiaries. Dr. Rubenstein is the trustee of the trusts and as such, has sole voting and investment power with respect to the shares in the trusts.

(9)
These shares are held in common Angelica Guckes, Dr. Fernandez's spouse. Dr. Fernandez and Mrs. Guckes share voting and investment powers with respect to these shares.

(10)
These shares are pledged as security for a loan. The address for Mr. Travis is c/o Radiation Therapy Services, Inc., 1010 Northern Boulevard, Suite 314, Great Neck, New York 11021.

        For information relating to Securities Authorized for Issuance Under Equity Compensation Plans, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        RTS's board of directors has not adopted a written policy or procedure for the review, approval and ratification of related party transactions, as the Audit Compliance Committee Charter already requires the Audit Compliance Committee to review all relationships and transactions in which RTS and its employees, directors and officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Based on all the relevant facts and circumstances, RTS's Audit Committee will decide whether the related-party transaction is appropriate and will approve only those transactions that are in the best interests of RTS.

        References in this Item 13 to "we", "us", "our" and "the Company" are references to Radiation Therapy Services, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise or unless indicated otherwise.

        Set forth below are certain transactions and relationships between us and our directors, executive officers and equityholders that have occurred during the last three years.

Merger Transaction

        On October 19, 2007, we entered into the Merger Agreement with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to which we consummated the Merger. Upon completion of the Merger, each share of the Company's common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments' management team and certain employees) was converted into $32.50 in cash without interest. The Closing occurred on February 21, 2008. Immediately following the Closing, Parent became the owner of all of the outstanding common stock of the Company, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. As a result, Vestar and its affiliates currently control approximately 83% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of the Company's common stock or invested cash in the Company, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments as further described below. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (Class B and C non-voting equity units) from an equity pool representing up to 13% of the common equity value of RT Investments, which as of December 31, 2010 was 12.4%. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments.

Administrative Services Agreements

        In California, Delaware, Maryland, Massachusetts, Michigan, Nevada, New York and North Carolina, we have administrative services agreements with professional corporations owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in such states. Drs. Dosoretz, Rubenstein and Michael J. Katin, M.D., a former director on the Company's board of directors as well as a director on the boards of directors of several of our subsidiaries and an equityholder of RT Investments, own interests in these professional corporations ranging from 0% to 100%.

        We have entered into these administrative services agreements in order to comply with the laws of such states which prohibit us from employing physicians. Our administrative services agreements generally obligate us to provide treatment center facilities, staff and equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting and assistance in marketing services. Terms of the agreements are typically 20-25 years and renew automatically for successive five-year periods, with certain agreements having 30 year terms and automatically renewing for successive one-year periods. The administrative services agreements also contain restrictive covenants that preclude the professional corporations from providing substantially similar healthcare services, hiring another management services organization and soliciting our employees, customers and clients for the duration of the agreement and some period after termination, usually three years. Monthly fees for such services may be computed on a fixed basis, percentage of net collections basis, or on a per treatment basis, depending on the particular state requirements. The administrative services fees paid to us by such professional corporations under the administrative services agreements were approximately $92.0 million, $87.2 million and $83.5 million for the years ended December 31, 2008, 2009 and 2010, respectively. These annual fees are subject to renegotiation on an annual basis, and we had engaged an independent consultant to complete a fair market value annual review of the fees paid by these professional service corporations to us under the terms of the administrative services agreements, except for the administrative services agreement where we are paid on a percentage of gross or net income. The consulting firm completed its review in 2010 for the 2009 fees under the New York and North Carolina administrative services agreements. With respect to the acquisition of all of the equity interests in the Michigan centers, of which the management companies were acquired by a wholly-owned affiliate of the Company and the professional service corporations were acquired by Dr. Katin, the Audit/Compliance Committee approved the continuation of the use of existing administrative service agreements between the management companies and the professional corporations. With respect to any new centers to date in 2010 that required an administrative services agreement, the Audit/Compliance Committee approved the utilization by management of the same underlying fee methodology used in the California, Maryland, Nevada, Massachusetts, New York and/or North Carolina administrative services agreements based on the fair market value review completed by the independent consultant.

        In addition, we have transition services agreements with the professional corporations owned by Drs. Dosoretz, Rubenstein and Katin, which correspond to the administrative services agreements. The transition services agreements provide that (i) the term of the agreements corresponds to the respective administrative services agreement and any renewals thereof, (ii) the shareholders grant us a security interest in the shares held by them in the professional corporation, and (iii) the shareholders are prohibited from making any transfer of the shares held by them in the professional corporation, including through intestate transfer, except to qualified shareholders with our approval. Upon certain shareholder events of transfer (as defined in the transition services agreements), including a transfer of shares by any shareholder without our approval or the loss of a shareholder's license to practice radiation therapy in his or her applicable state, for a period of 30 days after giving notice to us of such event, the other shareholders have an opportunity to buy their pro-rata portion of the shares being transferred. If at the end of the 30-day period, any of the transferring shareholder's shares have not been acquired, then, for a period of 30 days, the professional corporation has the option to purchase all or a portion of the shares. If at the end of that 30-day period any of the transferring shareholder's shares have not be acquired, we must designate a transferee to purchase the remaining shares. The purchase price for the shares shall be the fair market value as determined by our auditors. Upon other events relating to the professional corporation, including uncured defaults, we shall designate a transferee to purchase all of the shares of the professional corporation.

Lease Arrangements with Entities Owned by Related Parties

        We lease certain of our treatment centers and other properties from partnerships which are majority-owned by Drs. Dosoretz, Rubenstein, Sheridan, Katin and Mantz and Dr. Fernandez, our Senior Vice President, Director of Regional Operations. As of December 31, 2010, Drs. Dosoretz, Rubenstein, Sheridan, Katin, Fernandez and Mantz have ownership interests in these entities ranging from 0% to 100%. These leases have expiration dates through May 31, 2039, and provide for annual lease payments and executory costs, ranging from approximately $58,000 to $1.6 million. The aggregate lease payments we made to these entities were approximately $7.3 million, $10.2 million and $14.5 million for the years ended December 31, 2008, 2009 and 2010, respectively. The rents were determined on the basis of the debt service incurred by the entities and a return on the equity component of the project's funding. Prior to completing our initial public offering in June 2004, we engaged an independent consultant to complete a fair market rent analysis for the real estate leases with the real estate entities owned by our directors, executive officers and other management employees. The consultant determined that, with one exception, the rents were at fair market value. We negotiated a rent reduction for the one exception to bring it to fair market value as determined by the consultant. Since 2004, an independent consultant is utilized to assist the Audit/Compliance Committee in determining fair market rental for any renewal or new rental arrangements with any affiliated party.

        In October 1999, we entered into a sublease arrangement with a partnership, which is 62.4% owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin as of December 31, 2010, to lease space to the partnership for an MRI center in Mount Kisco, New York. Sublease rentals paid by the partnership to the landlord were approximately $578,000, $761,000 and $673,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

        We also maintain a construction company which provides remodeling and real property improvements at certain of our facilities. This construction company builds and constructs leased facilities on the lands owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin. Payments received by us for building and construction fees were approximately $9.7 million, $0.5 million and $0.5 million for the years ended December 31, 2008, 2009 and 2010, respectively. Amounts due to us for the construction services were approximately $0.2 million at December 31, 2010.

        In connection with our plans with respect to future development of new treatment centers on land owned by or contemplated to be acquired by land partnerships owned by certain of our directors, executive officers and equityholders, the terms and conditions of the transactions, including leases of such property and in some instances buildout and equipment reimbursements by us are expected to be on terms and conditions as those of similar historic transactions.

Securityholders Agreement

        Each of our directors and executive officers who is a holder of equity units of RT Investments, including Drs. Dosoretz, Sheridan, Rubenstein, Katin, Mantz and Fernandez, Mr. Gillespie and Ms. Dornaus, our Senior Vice President and Chief Compliance Officer, and Mr. Travis is a party to an Amended and Restated Securityholders Agreement with RT Investments governing the rights and obligations of holders of units of RT Investments. The Amended and Restated Securityholders Agreement provides, among other things:

  •
  for supermajority voting provisions with respect to certain corporate actions, including certain transactions with Vestar and those that disproportionately alter the rights, preferences or characteristics of Vestar's preferred units of RT Investments disproportionately as compared to the other securityholders;

  •
  that RT Investments has a right of first refusal to purchase the securities of certain securityholders wishing to sell their interests;

  •
  that if Vestar elects to consummate a transaction resulting in the sale of RT Investments, the securityholders must consent to the transaction and take all other actions reasonably necessary to cause the consummation of the transaction;

  •
  that the securityholders must cause the board of managers of RT Investments to consist of four managers designated by Vestar and its affiliates, two independent managers designed by an affiliate of Vestar after consultation with Dr. Dosoretz, and two management managers, which currently are Drs. Rubenstein and Sheridan, designated by Dr. Dosoretz after consultation with Vestar, for so long as Dr. Dosoretz is the Chief Executive Officer of the Company, subject to a reduction of the two management managers upon a decrease in the ownership interests in RT Investments held by certain management holders or failure by the Company to achieve certain performance targets;

  •
  for restrictions on the transfer of the units of RT Investments held by the securityholders;

  •
  for participation rights to certain securityholders so that they may maintain their percentage ownership in RT Investments in the event RT Investments issues additional equity interests; and

  •
  for registration rights, whereby, upon the request of certain majorities of certain groups of securityholders, RT Investments must use its reasonable best efforts to effect the registration of its securities under the Securities Act.

        The Securityholders Agreement also provides for a management agreement to be entered into among the Company, RT Investments, Parent and Vestar, which is described below.

Management Agreement

        In connection with the Merger, each of the Company, RT Investments and Parent entered into a Management Agreement with Vestar relating to certain advisory and consulting services Vestar provides to the Company, RT Investments and Parent. Under the Management Agreement, Vestar received a $10.0 million transaction fee upon the Closing for services rendered in connection with the Closing and was reimbursed for its reasonable out of pocket expenses. The Management Agreement also provides for Vestar to receive an annual management fee equal to the greater of (i) $850,000 or (ii) an amount equal to 1.0% of the Company's consolidated EBITDA, which fee will be payable quarterly, in advance. Vestar is also entitled to a fee for any financial advisory or similar services it provides in connection with a sale of the Company or a transaction relating to any acquisition, divestiture or other transaction by or involving RT Investments, Parent, the Company or any of their respective subsidiaries, subject to approval by the management managers under the Amended and Restated Securityholders Agreement. RT Investments, Parent and the Company must indemnify Vestar and its affiliates against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the Management Agreement, other than those that have resulted primarily from the gross negligence or willful misconduct of Vestar and/or its affiliates.

        The Management Agreement will terminate upon the earlier of (i) such time when Vestar and its affiliates hold, directly or indirectly, less than 20% of the voting power of the Company's outstanding voting stock, (ii) a Public Offering (as defined in the Amended and Restated Securityholders Agreement) or (iii) a sale of RT Investments, Parent or the Company in accordance with the Amended and Restated Securityholders Agreement.

        During 2010, we paid $2.0 million to Vestar Capital Partners V, L.P. for additional transaction advisory services in respect to the incremental amendments to our senior secured revolving credit facility, the additional $15.0 million of commitments to the revolver portion, and the complete refinancing of the senior subordinated notes. We paid approximately $0.6 million, $1.3 million and $1.3 million in management fees to Vestar for the years ended December 31, 2008, 2009 and 2010, respectively.

Management Stock Contribution and Unit Subscription Agreement

        In connection with the Closing, RT Investments entered into various Management Stock Contribution and Unit Subscription Agreements with our management employees, including Drs. Dosoretz, Sheridan, Rubenstein, Katin, Mantz and Fernandez, Mr. Gillespie and Ms. Dornaus and Messrs. Travis and Watson (each, an "Executive"), pursuant to which they exchanged certain shares of the Company's common stock held by them immediately prior to the effective time of the Merger or invested cash in the Company, in each case, in exchange for non-voting preferred equity units and Class A voting equity units of RT Investments. Under the Management Stock Contribution and Unit Subscription Agreements, if an Executive's employment is terminated by death or disability, by RT Investments and its subsidiaries without "cause" or by the Executive for "good reason" (each as defined in the respective Management Stock Contribution and Unit Subscription Agreement), or by RT Investments or its subsidiaries for "cause" or by the Executive for any other reason except retirement, or the Executive violates the non-compete or confidentiality provisions, RT Investments has the right and option to purchase, for a period of 90 days following the termination, any and all units held by the

Executive or the Executive's permitted transferees, at the fair market value determined in accordance with the applicable Management Stock Contribution and Unit Subscription Agreement, subject to certain exceptions and limitations. Under Dr. Dosoretz's Management Stock Contribution and Unit Subscription Agreement, he also has certain put option rights to require RT Investments to repurchase his non-voting preferred equity units and Class A voting equity units if, prior to a sale of RT Investments, Parent or the Company in accordance with the Amended and Restated Securityholders Agreement or a Public Offering (as defined in the Amended and Restated Securityholders Agreement), his employment is terminated without cause or he terminates his employment for good reason and at such time RT Investments has met certain performance targets.

Amended and Restated Limited Liability Company Agreement

        Each of our directors and executive officers who is a holder of equity units of RT Investments, including Drs. Dosoretz, Sheridan, Rubenstein, Katin, Mantz and Fernandez, Ms. Dornaus, and Mr. Travis is a party to an Amended and Restated Limited Liability Company Agreement with RT Investments governing affairs of RT Investments and the conduct of its business. The Amended and Restated Limited Liability Company Agreement sets forth certain terms of the equity units held by members of RT Investments, including, among other things, the right of members to receive distributions, the voting rights of holders of equity units and the composition of the board of managers, subject to the terms of the Amended and Restated Securityholders Agreement. Under the Amended and Restated Limited Liability Company Agreement, Vestar's prior written consent is required for RT Investments to take engage in certain types of transactions, including mergers, acquisitions, asset sales, and incur indebtedness and make capital expenditures, subject to exceptions and limitations. The Amended and Restated Limited Liability Company Agreement contains customary indemnification provisions relating to holders of units and managers and officers of RT Investments.

Employment Agreement and Certain Employees

        We have entered into employment agreements with certain of our executive officers and directors, which contain compensation, severance, non-compete and confidentiality provisions. In addition, we have employed, and continue to employ, directly or indirectly, immediate family members of certain of our directors, executive officers and equityholders, including Dr. Dosoretz's brother (as further described below), Dr. Dosoretz's daughter, Amy Fox, M.D., and Dr. Rubenstein's brother, Paul Rubenstein. Amy Fox, M.D. received compensation under a physician employment agreement of approximately $0, $53,000 and $283,000 for the years ended December 31, 2008, 2009 and 2010, respectively. Paul Rubenstein received compensation as our Director of Physician Contracting of approximately $169,000, $169,000 and $171,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

Indemnification Agreements with Certain Officers and Directors

        We have entered into indemnification agreements with certain of our directors and executive officers prior to the Merger. The indemnification agreements provide, among other things, that the Company will, to the extent permitted by applicable law, indemnify and hold harmless each indemnitee if, by reason of his or her status as a director, officer, trustee, general partner, managing member, fiduciary, employee or agent of the Company or of any other enterprise which such person is or was serving at the request of the Company, such indemnitee was, is or is threatened to be made, a party to in any threatened, pending or completed proceeding, whether brought in the right of the Company or otherwise and whether of a civil, criminal, administrative or investigative nature, against all expenses (including attorneys' and other professionals' fees), judgments, fines, penalties and amounts paid in settlement actually and reasonably incurred by him or her or on his or her behalf in connection with such proceeding. The indemnitee shall not be indemnified unless he or she acted in good faith and in a manner he or she reasonably believed to be in the best interests of the Company, or for willful misconduct. In addition, the indemnification agreements provide for the advancement of expenses incurred by the indemnitee in connection with any such proceeding to the fullest extent permitted by applicable law. The indemnification agreements terminate upon the later of five years after the date that the indemnitee ceased to serve as a director and/or executive officer or the date of the final termination of any proceedings subject to the indemnification agreements. The Company agrees not to bring any legal action against the indemnitee or his or her spouse or heirs after two years following the date the indemnitee ceases to be a director and/or executive officer of the Company. The indemnification agreements do not exclude any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled, including any rights arising under the Articles of Incorporation or Bylaws of the Company, or the Florida Business Corporation Act.

        In connection with the Merger, we agreed that we would not alter or impair any existing indemnification provisions then in existence in favor of then current or former directors or officers as provided in the Articles of Incorporation or Bylaws of the Company or as evidenced by indemnification agreements with us.

Medical Developers, LLC Acquisition

        On January 1, 2009, we entered into a Membership Interest Purchase Agreement with Lisdey S.A. an Uruguay corporation, Alejandro Dosoretz, Dr. Daniel Dosoretz's brother, and Bernardo Dosoretz, Dr. Daniel Dosoretz's father, and the spouses of Alejandro Dosoretz and Bernardo Dosoretz, pursuant to which we purchased a 33% interest in MDLLC, an entity that is now the majority owner and operator of 29 freestanding radiation oncology practices (of which two are under development) through 15 legal entities South America, Central America and the Caribbean (which translates into us owning a 19% indirect ownership interest in the underlying radiation therapy treatment centers), and a 19% interest in Clinica de Radioterapia La Asuncion S.A., an entity that operates a treatment center in Guatemala. We purchased the 33% interest in MDLLC and the 19% interest in Clinica de Radioterapia La Asuncion S.A. at an aggregate purchase price of approximately $12.3 million, with a four-year call option to purchase the remaining 67% in MDLLC, which would result in an ownership interest approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean, at a price based on a multiple of historical earnings before interest, taxes, depreciation and amortization. In connection with our entry into the Membership Interest Purchase Agreement, Alejandro Dosoretz entered into an employment agreement with an entity located in Argentina in which we hold interests as part of a joint venture, pursuant to which he receives an annual salary of approximately $180,000 for his services.

        On March 1, 2011, RTSII, RT Investments, RTS, and our wholly-owned subsidiary Main Film B.V., entered into the Membership Interest Purchase Agreements with Alejandro Dosoretz, and his spouse and Bernardo Dosoretz and his representative, to purchase the remaining 67% membership interest in MDLLC, as well as direct ownerships interests held by Alejandro Dosoretz and Bernardo Dosoretz in such entities and a 61% ownership interest in Clinica de Radioterapia La Asuncion, S.A.

        Under the terms of the Membership Interest Purchase Agreements, RTSII and its subsidiaries purchased an additional 72% of the remaining interests in the entities, which when combined with RTSII's purchase of a 33% interest in MDLLC in January 2009, results in a 91% ownership interest in the entities. The aggregate purchase price for the MDLLC Purchase was $80.0 million and was determined based upon a multiple of historical earnings before interest, taxes, depreciation and amortization, and excess working capital. The purchase price was comprised of $47.5 million in cash, $16.25 million in Notes and $16.25 million in equity, in the form of 25 shares of our common stock. In addition to the purchase price paid at closing, Alejandro Dosoretz also has the right to receive an earnout payment from RTSII based on a multiple of future earnings before interest, taxes, depreciation and amortization of certain radiation oncology centers acquired in the MDLLC Purchase, which such earnout payment, if any, would be paid one-half in the form of Notes and one-half in the form of equity of RT Investments. We expect to record a contingent earnout accrual of approximately $2.4 million in our purchase price accounting for the MDLLC Purchase. In connection with the MDLLC Purchase, RT Investments entered into the Contribution Agreement with Alejandro Dosoretz pursuant to which he exchanged the 25 shares of our common stock he received in the MDLLC Purchase for approximately 13,660 non-voting preferred equity units of RT Investments and approximately 258,955 Class A voting equity units of RT Investments, having an aggregate value of $16.25 million. Pursuant to one of the Membership Interest Purchase Agreements, Alejandro Dosoretz has the right to invest 10% (or more than 10% if approved by RTSII) of the cost of certain specific new radiation oncology centers of MDLLC and Clinica de Radioterapia La Asuncion S.A. in exchange for a 10% ownership interest in such new centers and an additional interest, which when combined with the 10% ownership interest, would entitle him to a return of his invested capital and 20% of the residual value of such new centers. RTSII has an option to buy such interests in the new centers on the third anniversary of the closing, and Alejandro Dosoretz has a right to sell such interests in the new centers on the fifth anniversary of the closing.

        In 2010, we provided medical equipment and parts inventory to MDLLC in the amount of approximately $769,000. As of December 31, 2010, amounts due from the sale of the equipment, including accrued interest were approximately $781,000. In connection with the acquisition of MDLLC, we have advanced up to $500,000 for the purchase and implementation of a new accounting software system.

Other Related Party Transactions

        We provide billing and collection services to Riverhill MRI Specialists, P.C. ("Riverhill MRI"), a provider of medical services in New York, of which approximately 62.4% is owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin as of December 31, 2010. In addition, we charge Riverhill MRI for certain allocated costs of certain staff that perform services on behalf of Riverhill MRI. The fees received by us for the billing and collection services and for reimbursement of certain allocated costs were approximately $200,000 and $2,000 for the years ended December 31, 2008, and 2009, respectively. No balance was due from Riverhill MRI at December 31, 2010.

        We are a participating provider in an oncology network, of which Dr. Dosoretz has an ownership interest. We provide oncology services to members of the network. Payments received by us for services rendered in 2008, 2009 and 2010 were approximately $633,000, $813,000 and $867,000, respectively.

        In October 2003, we contracted with Batan Insurance Company SPC, LTD, an entity which is owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin to provide us with malpractice insurance coverage. We paid premium payments to Batan Insurance Company SPC, LTD of approximately $8.1 million, $6.9 million and $5.4 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Director Independence

        The board is currently composed of seven directors, none of which is likely to qualify as an independent director based on the definition of independent director under the Nasdaq rules. Because affiliates of Vestar own more than 50% of the voting common stock of RT Investments, we would be a "controlled company" under the Nasdaq rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market, including the requirements that the board of directors be composed of a majority of independent directors.

Item 14.    Principal Accounting Fees and Services

        The following table presents fees for professional audit and other services rendered by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2010 and 2009.

Type of Fees	2010	2009
Audit fees	$1,435,000	$1,046,000
Audit-related fees	198,000	—
Tax fees	337,000	688,000
All other	—	—

Total	$1,970,000	$1,734,000

        Fees for audit services included fees associated with the annual audit, reviews of the Company's quarterly reports, and services in connection with debt offerings and SEC regulatory filings. Audit-related fees principally included agreed-upon procedures and internal control analysis. Tax fees included tax compliance, tax advice, and tax planning. All other fees include fees not included in the other categories.

        The audit committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has concluded that the non-audit services provided by Ernst & Young LLP are compatible with maintaining Ernst & Young LLP's independence.

Pre-Approval Policies and Procedures

        The audit committee approves in advance all audit and non-audit services to be performed by the Company's independent registered public accounting firm. The audit committee considers whether the provision of any proposed non-audit services is consistent with the SEC's rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by Ernst & Young LLP for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted to the audit committee for its consideration.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

          (1)   Consolidated Financial Statements:

      See Item 8 in this report.

              The consolidated financial statements required to be included in Part II, Item 8, are indexed on Page F-1 and submitted as a separate section of this report.

          (2)   Consolidated Financial Statement Schedules:

              All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes in this report.

          (3)   Exhibits

              The Exhibits are incorporated by reference to the Exhibit Index included as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2010 and 2009	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2010 and 2009 (Successor), the period from February 22 to December 31, 2008 (Successor), and the period from January 1, 2008 to February 21, 2008 (Predecessor)

F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 (Successor), the period from February 22 to December 31, 2008 (Successor), and the period from January 1, 2008 to February 21, 2008 (Predecessor)

F-5

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2010 and 2009 (Successor), the period from February 22 to December 31, 2008 (Successor), and the period from January 1, 2008 to February 21, 2008 (Predecessor)

F-7
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of
Radiation Therapy Services Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Radiation Therapy Services Holdings, Inc. as of December 31, 2010 and December 31, 2009 and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years ended December 31, 2010 (Successor) and December 31, 2009 (Successor), for the periods from February 22, 2008 to December 31, 2008 (Successor), and January 1, 2008 to February 21, 2008 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiation Therapy Services Holdings, Inc. at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 (Successor) and December 31, 2009 (Successor) and for the periods from February 22, 2008 to December 31, 2008 (Successor), and January 1, 2008 to February 21, 2008 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP Certified Public Accountants

Tampa, Florida
March 11, 2011

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31
	2010	2009
Assets
Current assets:
Cash and cash equivalents ($4,981 and $5,785 related to VIEs)	$13,977	$32,958
Accounts receivable, net ($19,670 and $22,389 related to VIEs)	63,571	58,015
Income taxes receivable ($670 and $510 related to VIEs)	—	483
Prepaid expenses ($376 and $492 related to VIEs)	6,969	7,557
Inventories ($17 and $20 related to VIEs)	1,426	1,436
Deferred income taxes	2,276	8,659
Other ($851 and $49 related to VIEs)	3,534	6,153

Total current assets	91,753	115,261
Equity investments in joint ventures	20,136	18,663
Property and equipment, net ($22,069 and $22,085 related to VIEs)	229,665	225,779
Real estate subject to finance obligation	8,100	74,248
Goodwill ($13,190 and $13,190 related to VIEs)	770,898	826,641
Intangible assets, net ($792 and $844 related to VIEs)	85,236	92,271
Other assets ($9,159 and $8,263 related to VIEs)	30,542	26,362

Total assets	$1,236,330	$1,379,225

Liabilities and Equity
Current liabilities:
Accounts payable ($3,385 and $3,233 related to VIEs)	$21,888	$13,095
Accrued expenses ($3,127 and $3,328 related to VIEs)	35,765	35,107
Income taxes payable	5,994	—
Current portion of long-term debt	8,780	13,961
Current portion of finance obligation	53	1,128
Other current liabilities	197	2,000

Total current liabilities	72,677	65,291
Long-term debt, less current portion	590,051	535,098
Finance obligation, less current portion	8,515	76,102
Other long-term liabilities ($1,542 and $1,291 related to VIEs)	15,981	14,876
Deferred income taxes	33,527	58,557

Total liabilities	720,751	749,924
Noncontrolling interests—redeemable	7,371	7,294
Commitments and contingencies Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued, and outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	630,989	630,278
Retained deficit	(130,374)	(14,886)
Note receivable from shareholder	(175)	(225)
Accumulated other comprehensive loss, net of tax	(3,391)	(4,869)

Total Radiation Therapy Services Holdings, Inc. shareholder's equity	497,049	610,298
Noncontrolling interests—nonredeemable	11,159	11,709

Total equity	508,208	622,007

Total liabilities and equity	$1,236,330	$1,379,225

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Successor			Predecessor
(in thousands):	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From February 22 to December 31, 2008	Period From January 1 to February 21, 2008
Revenues:
Net patient service revenue	$535,913	$517,646	$413,305	$76,927
Other revenue	8,050	6,838	5,864	1,179

Total revenues	543,963	524,484	419,169	78,106
Expenses:
Salaries and benefits	282,302	259,532	206,159	42,209
Medical supplies	43,027	45,361	32,545	2,924
Facility rent expenses	27,885	22,106	13,783	2,269
Other operating expenses	27,103	24,398	17,027	3,102
General and administrative expenses	65,798	54,537	43,393	20,340
Depreciation and amortization	46,346	46,416	32,609	5,347
Provision for doubtful accounts	8,831	12,871	17,896	3,789
Interest expense, net	58,505	62,502	55,100	4,721
Gain on sale of interest in a radiation practice	—	—	(3,113)	—
Loss on sale of assets of a radiation treatment center	1,903	—	—	—
Termination of professional services agreement	—	—	7,000	—
Loss on sale of real estate	—	—	1,036	—
Early extinguishment of debt	10,947	—	—	3,688
Impairment loss	97,916	3,474	—	—

Total expenses	670,563	531,197	423,435	88,389

Loss before income taxes	(126,600)	(6,713)	(4,266)	(10,283)
Income tax (benefit) expense	(12,810)	1,002	(1,413)	570

Net loss	(113,790)	(7,715)	(2,853)	(10,853)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(1,698)	(1,835)	(2,483)	(19)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(115,488)	(9,550)	(5,336)	(10,872)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative interest rate swap agreement and foreign currency translation	1,478	1,801	(6,670)	—

Comprehensive loss	$(114,010)	$(7,749)	$(12,006)	$(10,872)

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
(in thousands):	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From February 22 to December 31, 2008	Period From January 1 to February 21, 2008
Cash flows from operating activities
Net loss	$(113,790)	$(7,715)	$(2,853)	$(10,853)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	39,011	31,837	20,523	4,987
Amortization	7,335	14,579	12,086	360
Deferred rent expense	1,180	3,199	1,136	283
Deferred income tax benefit	(19,698)	(1,335)	(1,765)	(2,170)
Stock-based compensation	1,030	962	1,524	1,329
Tax benefit from stock option exercise	—	—	—	(9,239)
Impairment loss	97,916	3,474	—	—
Provision for doubtful accounts	8,831	12,871	17,896	3,789
Gain on sale of an interest in a radiation practice	—	—	(3,113)	—
Loss on the sale/disposal of property and equipment	734	1,341	1,075	7
Loss on the sale of assets of a radiation treatment center	1,903	—	—	—
Write-off of pro-rata debt discount	494	—	—	—
Write-off of loan costs	1,593	—	—	—
Extinguishment of debt	10,947	—	4,808	2,639
Non-cash expenses related to merger	—	—	—	10,094
Write-off of acquisition-related costs	—	812	—	—
Amortization of debt discount	791	1,208	951	—
Amortization of loan costs	3,350	2,850	2,359	—
Equity interest in net (earnings) loss of joint venture	(1,001)	(880)	118	(39)
Distribution received from unconsolidated joint ventures	980	—	—	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(16,066)	(3,790)	(4,878)	(10,856)
Income taxes receivable / payable	6,477	13,141	3,437	2,739
Inventories	107	10	140	(81)
Prepaid expenses	4,425	2,006	(612)	993
Accounts payable	8,454	(965)	984	(3,171)
Accrued expenses	3,991	(2,213)	13,131	6,400

Net cash provided by (used in) operating activities	48,994	71,392	66,947	(2,789)
Cash flows from investing activities
Purchases of property and equipment	(43,781)	(35,443)	(32,120)	(7,529)
Acquisition of radiation centers	(43,388)	(2,449)	(71,624)	(113)
Restricted cash associated with earn-out provisions of acquisitions	—	2,269	(2,269)	—
Purchase of joint venture interests	(1,000)	(13,593)	(1,337)	—
Proceeds from sale of property and equipment	1,693	144	40,423	—
Repayments from employees	457	478	251	24
Contribution of capital to joint venture entities	(3,711)	(2,386)	(9)	—
Distribution received from joint venture	27	—	—	—
Change in other assets and other liabilities	(2,808)	(3,192)	(1,593)	(12,521)

Net cash used in investing activities	(92,511)	(54,172)	(68,278)	(20,139)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $1,950)	316,550	—	269,555	—
Principal repayments of debt	(271,295)	(29,693)	(223,664)	(2,471)
Repayments of finance obligation	(302)	(1,242)	(512)	(114)
Payment of call premium on senior subordinated notes	(5,250)	—	—	—
Proceeds from equity contribution	156	—	174	—
Proceeds from exercise of stock options	—	—	—	14,164
Tax benefit from stock option exercises	—	—	—	9,239
Payments of notes receivable from shareholders	50	25	—	—
Proceeds from issuance of noncontrolling interest	608	356	80	—
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(3,176)	(2,876)	(688)	(448)
Deconsolidation of noncontrolling interest	(14)	—	—	—
Payments of debt issue costs	(12,791)	—	(1,924)	(274)

Net cash provided (used in) by financing activities	24,536	(33,430)	43,021	20,096
Net (decrease) increase in cash and cash equivalents	$(18,981)	$(16,210)	$41,690	$(2,832)
Cash and cash equivalents, beginning of period	32,958	49,168	7,478	10,310

Cash and cash equivalents, end of period	$13,977	$32,958	$49,168	$7,478

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Successor			Predecessor
(in thousands):	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From February 22 to December 31, 2008	Period From January 1 to February 21, 2008
Supplemental disclosure of cash flow information
Interest paid	$57,688	$57,371	$34,402	$575

Income taxes paid (refunded)	$411	$(10,776)	$3,086	$—

Supplemental disclosure of noncash transactions
Recorded noncash contribution of capital by controlling interest holder	$602	$—	$—	$—

Recorded capital lease obligations related to the purchase of equipment	$—	$—	$9,023	$—

Recorded capital lease obligations related to the service contract component of the purchase of medical equipment	$—	$—	$1,502	$—

Recorded CON holdback accrual related to the acquisition of radiation center assets	$—	$—	$2,005	$—

Recorded noncash contribution of capital by noncontrolling interest holder	$—	$694	$6,288	$—

Recorded noncash deconsolidation of noncontrolling interest	$(64)	$—	$—	$—

Recorded accounts payable liabilities related to the acceptance and delivery of medical equipment	$—	$2,063	$—	$—

Recorded finance obligation related to real estate projects	$3,756	$17,866	$23,129	$1,529

Recorded derecognition of finance obligation related to real estate projects	$(72,117)	$—	$—	$—

Recorded noncash purchase of noncontrolling interest in a joint venture	$(475)	$—	$—	$—

Recorded noncash use of vendor credits	$2,027	$—	$—	$—

Recorded new Senior Credit Facility Term borrowing net of debt discount of $3.07 million	$—	$—	$—	$307,000

Recorded reduction of old Senior Credit Facility plus interest of $2.5 million and the termination of the swap agreement of $0.8 million	$—	$—	$—	$249,700

Recorded reduction of capital lease obligations	$—	$—	$—	$16,728

Recorded new Senior Credit Facility Revolver borrowing	$—	$—	$—	$3,100

Recorded reduction in goodwill due to purchase price adjustment	$—	$188	$—	$—

Recorded noncash distribution receivable and equity contribution payable from equity investee	$—	$301	$—	$—

Recorded accounts payable related to the final purchase adjustment for an equity investee	$—	$1,900	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Notes Receivable from Shareholders	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings (Deficit)			Noncontrolling interests— Nonredeemable	Total Equity
(in thousands except share amounts): PREDECESSOR	Shares	Amount
Balance, January 1, 2008	23,704,919	$2	$86,274	$79,479	$—	$(265)	$11,002	$176,492
Net (loss) income	—	—	—	(10,872)	—	—	15	(10,857)
Termination of interest rate swap agreement, net of tax	—	—	—	—	—	265	—	265
Exercise of stock options	1,302,169	—	14,164	—	—	—	—	14,164
Tax benefit from stock option exercise	—	—	9,239	—	—	—	—	9,239
Nonvested stock issued to key employee	30,769	—	—	—	—	—	—	—
Amortization of nonvested stock grants	—	—	1,329	—	—	—	—	1,329
Equity contribution in joint venture	—	—	—	—	—	—	—	—
Cash distributions	—	—	—	—	—	—	(408)	(408)

Balance, February 21, 2008	25,037,857	$2	$111,006	$68,607	$—	$—	$10,609	$190,224

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

	Common Stock				Note Receivable from Shareholder	Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Deficit			Noncontrolling interests— Nonredeemable	Total Equity
(in thousands except share amounts): SUCCESSOR	Shares	Amount
Equity contributions from Radiation Therapy Investments, LLC on February 22, 2008	1,000	$—	$627,272	$—	$—	$—	$10,609	$637,881
Net (loss) income	—	—	—	(5,336)	—	—	2,207	(3,129)
Unrealized loss on interest rate swap agreement, net of tax	—	—	—	—	—	(6,670)	—	(6,670)
Issuance of note for equity	—	—	250	—	(250)	—	—	—
Issuance of limited liability company interests	—	—	174	—	—	—	—	174
Stock-based compensation	—	—	1,524	—	—	—	—	1,524
Equity contribution in joint venture	—	—	—	—	—	—	80	80
Cash distributions	—	—	—	—	—	—	(688)	(688)

Balance, December 31, 2008	1,000	$—	$629,220	$(5,336)	$(250)	$(6,670)	$12,208	$629,172

Net (loss) income	—	—	—	(9,550)	—	—	689	(8,861)
Unrealized gain on interest rate swap agreement, net of tax	—	—	—	—	—	1,938	—	1,938
Share of equity investee's other comprehensive loss, net of tax	—	—	—	—	—	(137)	—	(137)
Stock-based compensation	—	—	962	—	—	—	—	962
Sale of interest in a subsidiary	—	—	96	—	—	—	154	250
Payment of note receivable from shareholder	—	—	—	—	25	—	—	25
Equity contribution in joint venture	—	—	—	—	—	—	800	800
Cash distributions	—	—	—	—	—	—	(2,142)	(2,142)

Balance, December 31, 2009	1,000	$—	$630,278	$(14,886)	$(225)	$(4,869)	$11,709	$622,007

Net (loss) income	—	—	—	(115,488)	—	—	691	(114,797)
Unrealized gain on interest rate swap agreement, net of tax	—	—	—	—	—	1,679	—	1,679
Share of equity investee's other comprehensive loss, net of tax	—	—	—	—	—	(201)	—	(201)
Issuance of limited liability company interests	—	—	156	—	—	—	—	156
Deconsolidation of a noncontrolling interest	—	—	—	—	—	—	(78)	(78)
Purchase of a noncontrolling interest in a joint venture	—	—	(475)	—	—	—	475	—
Stock-based compensation	—	—	1,030	—	—	—	—	1,030
Payment of note receivable from shareholder	—	—	—	—	50	—	—	50
Equity contribution in joint venture	—	—	—	—	—	—	608	608
Cash distributions	—	—	—	—	—	—	(2,246)	(2,246)

Balance, December 31, 2010	1,000	$—	$630,989	$(130,374)	$(175)	$(3,391)	$11,159	$508,208

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 and 2008

(1) Organization and Basis of Presentation

Organization

        Radiation Therapy Services Holdings, Inc., through its wholly owned subsidiaries (collectively, the Company) develops and operates radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina and West Virginia. The Company also has affiliations with physicians specializing in other areas including urology and medical, gynecological, and surgical oncology in a number of markets to strengthen the Company's clinical working relationships.

Basis of Presentation

        On October 19, 2007, Radiation Therapy Services, Inc. (RTS) entered into an Agreement and Plan of Merger (the Merger Agreement) with Radiation Therapy Services Holdings, Inc., a Delaware corporation (Parent), and RTS MergerCo, Inc., a Florida corporation and a wholly owned subsidiary of Parent (Merger Sub). Parent is owned and controlled by Radiation Therapy Investments, LLC, a Delaware limited liability company (RT Investments).

        Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into RTS, with RTS as the surviving corporation of the merger and a wholly owned subsidiary of Parent (the Merger). In the Merger, each share of RTS common stock (other than certain shares owned by members of the Company's management team and certain employees) was converted into the right to receive $32.50 per share in cash (the Merger Consideration). In addition, each share of restricted stock was converted into the right to receive cash in an amount equal to the Merger Consideration and all outstanding options to acquire shares of RTS common stock became vested at the effective time of the Merger. The holder of each such option received an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share of the option, multiplied by the number of shares subject to the option.

        In connection with the Merger, the founders of the Company and certain members of the Company's senior management entered into arrangements with Vestar Capital Partners V, L.P., majority owner of RT Investments, to invest in RT Investments. Certain members of the Company's management team and certain employees agreed to exchange all or a portion of their shares of RTS common stock into Class A common units and Preferred Units of RT Investments.

        In connection with the execution of the Merger Agreement, on November 1, 2007, the Predecessor obtained a waiver from its lenders under the fourth amended and restated senior secured credit facility principally to waive any default or event of default arising from a change in control of RTS solely as a result of the execution, delivery, and performance of the Merger Agreement.

        On February 6, 2008, RTS shareholders approved the Merger Agreement at a special meeting of the shareholders. The parties consummated the Merger in accordance with the Merger Agreement on February 21, 2008. Upon completion of the Merger, each share of RTS common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of the Company's management team and certain employees) was converted into $32.50 in cash without interest.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(1) Organization and Basis of Presentation (Continued)

        The Merger was accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). Under purchase accounting, long-lived assets and identifiable intangible assets acquired and liabilities assumed were recorded at their respective fair values. The term "Successor" refers to the Company following the Merger and the related transactions on February 21, 2008, described above, and the term "Predecessor" refers to the Company prior to these transactions. The operating and cash flows results for the Predecessor period January 1, 2008 through February 21, 2008, reflect the operating results of the Company through February 29, 2008, as the remaining business days of operations is not deemed material.

        The aggregate purchase price paid in connection with the closing of the Merger has been allocated as follows at February 21, 2008 (in thousands):

Cash and cash equivalents	$7,477
Accounts receivable, net	80,130
Income taxes receivable	17,062
Prepaid expenses	6,384
Inventories	1,586
Other current assets	2,887
Equity investments in joint ventures	1,209
Property and equipment	226,658
Real estate subject to finance obligation	35,548
Goodwill	757,589
Intangible assets	116,309
Other long-term assets	32,741
Accounts payable and accrued expenses	(32,091)
Finance obligation	(35,611)
Debt	(518,325)
Other long-term liabilities	(5,392)
Deferred tax liabilities, net	(55,961)
Noncontrolling interest	(10,928)

$627,272

        The Company believes it is the largest company in the U.S. focused principally on providing radiation therapy. The Company's size and scale enables it to share significant technology and clinical resources across its national network of local providers and enables it to implement best practices for consistent quality of care and services for its patients. The Company believes that these competitive advantages contributed to a total purchase price resulting in the recognition of goodwill.

        Identifiable intangible assets include the Company's trade name and noncompete agreements. The fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance, the specific characteristics of the identified intangible assets and historical experience.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(1) Organization and Basis of Presentation (Continued)

        In connection with the Merger, RT Investments adopted an equity-based plan and authorized an aggregate of 1,494,112 units of RT Investments interests designated Class B Units and Class C Units pursuant to such plan. See Note 16 for additional information.

        The following table reflects the unaudited pro forma total revenues and net loss as though the Merger had taken place at the beginning of 2008, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the changes in consolidated debt, and other acquisition-related adjustments in connection with the Merger.

Pro Forma (Unaudited)
(in thousands):	Year Ended December 31 2008
Total revenues	$497,275
Net loss	(1,854)

        The pro forma information presented above does not intend to indicate what the Company's results of operations would have been if the merger had in fact occurred at the beginning of 2008 and is not intended to be a projection of the impact on future results or trends.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company's direct or indirect ownership of a majority interest and/or exclusive rights granted to the Company as the general partner of such entities. All significant intercompany accounts and transactions have been eliminated.

Variable Interest Entities

        The Company has evaluated certain radiation oncology practices in order to determine if they are variable interest entities (VIEs). This evaluation resulted in the Company determining that certain of its radiation oncology practices were potential variable interest entities. For each of these practices, the Company has evaluated (1) the sufficiency of the fair value of the entity's equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity's significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entity's activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. The Accounting Standards Codification (ASC), 810, Consolidation (ASC 810), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of the Company's radiation oncology practices are variable interest entities and the Company has a variable interest in each of these

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies (Continued)

practices through its administrative services agreements. Pursuant to ASC 810, the Company, through its variable interests in these practices, has the power to direct the activities of these practices that most significantly impact the entity's economic performance and the Company would absorb a majority of the expected losses of these practices should they occur. Based on these determinations, the Company has consolidated these radiation oncology practices in its consolidated financial statements for all periods presented.

        All significant intercompany accounts and transactions have been eliminated. As of December 31, 2010 and 2009, the combined total assets included in the Company's balance sheet relating to the VIEs were approximately $71.8 and $73.6 million, respectively.

        As of December 31, 2010, the Company was the primary beneficiary of, and therefore consolidated, approximately 24 VIEs, which operate approximately 44 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE's assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company's debts. In the states of California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company's treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the years ended December 31, 2008, 2009 and 2010 approximately 23.7%, 23.6% and 22.1% of the Company's net patient service revenue, respectively, was generated by professional corporations with which it has administrative services agreements.

        As of December 31, 2010, the Company also held equity interests in 9 VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services. The Company is not the primary beneficiary of these VIEs as it does not retain the power and benefits in the operations of the entities. The Company's investments in the unconsolidated VIEs are approximately $20.1 million and $18.7 million at December 31, 2010 and December 31, 2009, respectively, with ownership interests ranging between 19% and 50% general partner or equivalent interest. Accordingly, all of these equity investment balances are attributed to the Company's noncontrolling interests in the unconsolidated partnerships. The Company's maximum risk of loss related to the investments in these VIEs is limited to its equity interest.

Net Patient Service Revenue and Allowances for Contractual Discounts

        The Company has agreements with third-party payers that provide for payments to the Company at amounts different from its established rates. Net patient service revenue is reported at the estimated net realizable amounts due from patients, third-party payers and others for services rendered. Net patient service revenue is recognized as services are provided.

        Medicare and other governmental programs reimburse physicians based on fee schedules, which are determined by the related government agency. The Company also has agreements with managed care organizations to provide physician services based on negotiated fee schedules. Accordingly, the revenues reported in the Company's consolidated financial statements are recorded at the amount that is expected to be received.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies (Continued)

        The Company derives a significant portion of its revenues from Medicare, Medicaid, and other payers that receive discounts from its standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payer class basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company's estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process by management.

        On an annual basis the Company performs a hindsight analysis in reviewing estimates to its contractual adjustments and bad debt allowance. The Company's review of the estimates are based on a full year look-back of actual adjustments taken in the calculation of the contractual allowance and bad debt allowance. Adjustments to revenue related to changes in prior period estimates decreased net patient service revenue by approximately $0.4 million $6.0 million, $3.5 million, and $0.7 million for the Successor year ended December 31, 2010 and 2009, and the period from February 22, 2008 to December 31, 2008, and for the Predecessor period from January 1, 2008 to February 21, 2008, respectively, or approximately 0.1%, 1.2%, 0.8%, and 0.9% of the net patient service revenue for each of the respective periods.

        For the Successor period for the year ended December 31, 2010, December 31, 2009, and the period from February 22, 2008 to December 31, 2008, and for the Predecessor period from January 1, 2008 to February 21, 2008, approximately 48%, 44%, 46%, and 50%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company is potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is a possibility that such estimates will change by a significant amount in the near term.

        Net patient service revenue is presented net of provisions for contractual adjustments. In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts written off as charity and indigent care are not recognized in net patient service revenue. The Company's policy is to write off a patient's account balance upon determining that the patient qualifies under certain charity care and/or indigent care policies. The Company's policy includes the completion of an application for eligibility for charity care. The determination for charity care eligibility is based on income relative to federal poverty guidelines, family size, and assets available to the patient. A sliding scale discount is then applied to the balance due with discounts up to 100%. Charity services at established charges provided by the Company and formally approved through this process approximate $10.6 million, $12.6 million, $12.2 million, and $1.3 million for the Successor years ended December 31, 2010, December 31, 2009, the period from February 22, 2008 to December 31, 2008, and for the Predecessor period from January 1, 2008 to February 21, 2008, respectively. These amounts are excluded from net patient service revenue.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies (Continued)

Cost of Revenues

        The cost of revenues for the Successor years ended December 31, 2010, December 31, 2009, and the period from February 22, 2008 to December 31, 2008, and for the Predecessor period from January 1, 2008 to February 21, 2008, are approximately $364.4 million, $331.9 million, $248.4 million, and $46.7 million, respectively.

Accounts Receivable and Allowances for Doubtful Accounts

        Accounts receivable in the accompanying consolidated balance sheets are reported net of estimated allowances for doubtful accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payers and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Approximately $23.0 million and $24.8 million of accounts receivable were due from the Medicare and Medicaid programs at December 31, 2010 and 2009, respectively. The credit risk for any other concentrations of receivables is limited due to the large number of insurance companies and other payers that provide payments for services. Management does not believe that there are other significant concentrations of accounts receivable from any particular payer that would subject the Company to any significant credit risk in the collection of its accounts receivable.

        The allowance for doubtful accounts is based upon management's assessment of historical and expected net collections, business and economic conditions, trends in federal and state governmental health care coverage, and other collection indicators. The primary tool used in management's assessment is an annual, detailed review of historical collections and write-offs of accounts receivable. The results of the detailed review of historical collections and write-off experience, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. Accounts receivable are written off after collection efforts have been followed in accordance with the Company's policies.

        Adjustments to bad debt expense related to changes in prior period estimates decreased bad debt expense by approximately $4.5 million and $3.8 million for the Successor years ended December 31, 2010 and 2009, respectively and increased bad debt expense by approximately $4.1 million, and $0.7 million for the Successor period from February 22, 2008 to December 31, 2008, and for the Predecessor period from January 1, 2008 to February 21, 2008, respectively.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies (Continued)

        A summary of the activity in the allowance for doubtful accounts is as follows:

	Successor			Predecessor
(in thousands):	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From February 22 to December 31, 2008	Period From January 1 to February 21, 2008
Balance, beginning of period	$26,352	$26,233	$22,776	$20,252
Additions charged to provision for doubtful accounts	8,831	12,871	17,896	3,789
Deconsolidation of a noncontrolling interest	(113)	—	—	—
Accounts receivable written off, net of recoveries	(14,134)	(12,752)	(14,439)	(1,265)

Balance, end of period	$20,936	$26,352	$26,233	$22,776

Goodwill and Other Intangible Assets

        The Company's policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment at least annually at October 1, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (a major trade name) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trade name using a royalty rate that an independent party would pay for use of that trade name. An impairment charge is recorded if the trade name's carrying value exceeds its estimated fair value. Goodwill is evaluated for possible impairment by comparing the fair value of a reporting unit with its carrying value, including goodwill assigned to that reporting unit. Fair value of a reporting unit is estimated using a combination of income-based and market-based valuation methodologies. Under the income approach, forecasted cash flows of a reporting unit are discounted to a present value using a discount rate commensurate with the risks of those cash flows. Under the market approach, the fair value of a reporting unit is estimated based on the revenues and earnings multiples of a group of comparable public companies and from recent transactions involving comparable companies. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value.

        Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized, but are reviewed annually for impairment, or more frequently if impairment indicators arise. Goodwill impairment was recognized for the Successor year ended December 31, 2010 of approximately $91.2 million as a result of our annual review and an additional $2.5 million relating to certain office closings. No goodwill impairment loss was recognized for the Successor year ended December 31, 2009, the period from February 22, 2008 to December 31, 2008, and the Predecessor period from January 1, 2008 to February 21, 2008.

        Intangible assets consist of trade names, noncompete agreements, and licenses. Trade names have an indefinite life and are tested at least annually for impairment. Noncompete agreements and licenses are amortized over the life of the agreement (which typically ranges from 2 to 10 years) using the

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies (Continued)

straight-line method. No intangible asset impairment loss was recognized for the Successor years ended December 31, 2010 and 2009, and the period from February 22, 2008 to December 31, 2008, and the Predecessor period from January 1, 2008 to February 21, 2008.

Interest Rate Swap Agreements

        The Company recognizes all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure. Derivatives that are not hedges must be adjusted to fair value through operating results. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At December 31, 2010 and 2009, the amount of hedge ineffectiveness was immaterial to the consolidated financial statements.

        The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate Senior Credit Facility. The interest rate swap agreements are contracts to exchange floating rate interest payments for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amount of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized in interest expense in the consolidated statements of operations and comprehensive income. The related accrued receivable or payable is included in other assets or other liabilities.

        The Company is exposed to changes in interest rates as a result of its outstanding variable rate debt. To reduce the interest rate exposure, the Company entered into an interest rate swap agreement whereby the Company fixed the interest rate on the notional amount of approximately $290.6 million of its senior secured term loan facility, effective as of June 30, 2008. The rate and maturity of the interest rate swap is 3.67% plus a margin, which is currently 425 basis points, and expires on March 31, 2012. The amount of the senior secured term loan facility subject to the interest rate swap agreement will reduce from $290.6 million to $116.0 million by the end of the term. At December 31, 2010 and December 31, 2009, the amount of the floating rate senior debt subject to the interest rate swap was $174.2 million and $232.4 million, respectively.

Predecessor

        On December 30, 2005, the Company entered into an interest rate swap agreement for its fourth amended and restated senior credit facility. The Company designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedged the exposure to variability in expected future cash flows that is attributable to a particular risk). The notional amount of the swap agreement was $20.0 million. The effect of this agreement was to fix the interest rate exposure to 4.87% plus a margin on $20.0 million of the Company's senior credit facility. The interest rate swap agreement was to expire on December 31, 2009. The fair value of the interest rate swap agreement was the estimated amount that the Company would receive or pay to terminate the

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies (Continued)

agreement at the reporting date, taking into account current interest rates and the current credit worthiness of the Company and the counter party. As a result of the Merger, the interest rate swap agreement was terminated in February 2008. The amount paid for the termination was approximately $772,000 and is included in the early extinguishment of debt line item on the consolidated statement of operations and comprehensive loss for the period from January 1 to February 21, 2008. There were no amounts recorded in the consolidated statement of operations and comprehensive (loss) income related to the interest rate swap agreement due to hedge ineffectiveness.

Successor

        On May 27, 2008, the Company entered into an interest rate swap agreement for its $407.0 million of floating rate senior debt governed by the Credit Agreement dated February 21, 2008 (Senior Credit Facility). The Company has designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to interest rate risk). The initial notional amount of the swap agreement was $290.6 million with amounts scaling down during various quarters throughout the term of the interest rate swap agreement to $116.0 million. The effect of this agreement is to fix the interest rate exposure to 3.67% plus a margin on $174.2 million of the Company's Senior Credit Facility. The interest rate swap agreement expires on March 31, 2012. The fair value of the interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the current credit worthiness of the Company and the counter party. At December 31, 2010 and 2009, the fair value of the Company's interest rate swap agreement is a liability of approximately $5.0 million and $7.7 million, respectively, which is included in other long term liabilities in the accompanying consolidated balance sheets.

Professional and General Liability Claims

        The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices, and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through commercial insurance carriers in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims. The Company maintains insurance for the majority of its physicians up to $1 million on individual malpractice claims and $3 million on aggregate claims on a claims-made basis. The Company purchases medical malpractice insurance from an insurance company partially owned by a related party. The Company's reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, industry trends, and other actuarial assumptions.

        Actuarial calculations include a large number of variables that may significantly impact the estimate of ultimate losses that are recorded during a reporting period. Professional judgment is used by the actuary in determining the loss estimate, by selecting factors that are considered appropriate by the actuary for the Company's specific circumstances. Changes in assumptions used by the Company's

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies (Continued)

actuary with respect to demographics, industry trends, and judgmental selection of factors may impact the Company's recorded reserve levels.

        The amount accrued for professional and general liability claims as of the consolidated balance sheet dates reflects the current estimates of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The amount accrued for professional liability claims was $1.3 million and $0.8 million at December 31, 2010 and 2009, respectively.

Noncontrolling Interest in Consolidated Entities

        The Company currently maintains equity interests in 10 treatment center facilities with ownership interests ranging from 51.0% to 90.0%. Since the Company controls more than 50% of the voting interest in these facilities, the Company consolidates these treatment centers. The noncontrolling interests represent the equity interests of outside investors in the equity and results of operations of these consolidated entities.

        In addition, in accordance with ASC 810, Consolidation, the Company consolidates certain radiation oncology practices where the Company provides administrative services pursuant to long-term management agreements. The noncontrolling interests in these entities represent the interests of the physician owners of the oncology practices in the equity and results of operations of these consolidated entities.

        On January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") to the accounting for noncontrolling interests in consolidated financial statements. These changes require, among other items, that a noncontrolling interest be included within equity separate from the parent's equity; consolidated net income be reported at amounts inclusive of both the parent's and noncontrolling interest's shares; and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all be reported on the consolidated statements of operations and comprehensive loss. The adoption of the changes has been applied retrospectively for all periods presented.

        The Company could be obligated, under the terms of the operating agreements governing certain of its joint ventures, upon the occurrence of various fundamental regulatory changes and/or upon the occurrence of certain events outside of the Company's control to purchase some or all of the noncontrolling interests related to the Company's consolidated subsidiaries. These repurchase requirements would be triggered by, among other things, regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity on the Company's consolidated balance sheets.

Use of Estimates

        The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies (Continued)

Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

Inventories

        Inventories consist of parts and supplies used for repairs and maintenance of equipment owned or leased by the Company. Inventories are valued at the lower of cost or market. The cost of parts and supplies is determined using the first-in, first-out method.

Property and Equipment

        Property and equipment are recorded at historical cost less accumulated depreciation and are depreciated over their estimated useful lives utilizing the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Amortization of leased assets is included in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss. Expenditures for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments are capitalized.

        Major asset classifications and useful lives are as follows:

Buildings and leasehold improvements	10 - 39 years
Office, computer, and telephone equipment	3 - 10 years
Medical and medical testing equipment	5 - 10 years
Automobiles and vans	5 years

        The weighted-average useful life of medical and medical testing equipment is 9.5 years and 9.8 years in 2010 and 2009, respectively.

        The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with ASC 360, Property, Plant, and Equipment. Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. The Company's estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable for a market.

Recent Pronouncements

        In June 2009, the Financial Accounting Standards Board (FASB) issued changes to the accounting for variable interest entities. These changes require an enterprise (i) to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) to require ongoing reassessments of whether an enterprise is the primary

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies (Continued)

beneficiary of a variable interest entity; (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and (v) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The Company adopted the changes on January 1, 2010, which had no material impact to the presentation of the consolidated financial statements.

        In accordance ASC 810, the Company consolidates certain radiation oncology practices where the Company provides administrative services pursuant to long-term management agreements. The noncontrolling interests in these entities represent the interests of the physician owners of the oncology practices in the equity and results of operations of these consolidated entities.

        The Company could be obligated, under the terms of the operating agreements governing certain of its joint ventures, upon the occurrence of various fundamental regulatory changes and or upon the occurrence of certain events outside of the Company's control to purchase some or all of the noncontrolling interests related to the Company's consolidated subsidiaries. These repurchase requirements would be triggered by, among other things, regulatory changes prohibiting the existing ownership structure. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity on the Company's consolidated balance sheets.

        In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, (ASU 2010-06), which amends Fair Value Measurements and Disclosures (ASC 820) to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. ASU 2010-06 was effective for the Company on January 1, 2010, with certain disclosures effective for periods beginning January 1, 2011. The initial adoption of ASU 2010-06 resulted in additional disclosure in the notes to the financial statements but did not have an impact on the Company's financial position or results of operations.

        In August 2010, the FASB issued ASU 2010-23, Health Care Entities (Topic 954): Measuring Charity Care for Disclosure (ASU 2010-23), which amends ASC 954 to require that cost be used as the measurement basis for charity care disclosure purposes and that cost be identified as the direct and indirect costs of providing the charity care. ASU 2010-23 is effective for the Company on January 1, 2011. The initial adoption of ASU 2010-23 will result in revised disclosures in the notes to the financial statements but will not have an impact on the Company's financial position or results of operations.

        In August 2010, the FASB issued ASU 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries (ASU 2010-24), which amends ASC 954 to clarify that a health care entity cannot net insurance recoveries against a related claim liability. Additionally, ASU 2010-24 notes the amount of the claim liability should be determined without consideration of

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies (Continued)

insurance recoveries. ASU 2010-24 is effective for the Company on January 1, 2011. The Company is currently assessing the impact of this guidance on its financial statements.

Advertising Costs

        Advertising costs are charged to general and administrative expenses as incurred and amounted to approximately $2.0 million, $1.8 million and $1.4 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Comprehensive Loss

        Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company's other comprehensive loss is composed of unrealized gains and losses on an interest rate swap agreements accounted for as a cash flow hedge and the Company's share of foreign currency translation for its equity investment in foreign joint ventures. This net gain increased total equity on a consolidated basis by approximately $1.5 million (net of $0.8 million of income tax) and $1.8 million (net of $1.0 million of income tax) for the year ended December 31, 2010 and 2009, respectively and decreased total equity by approximately $6.7 million (net of $3.6 million of income tax) during the Successor period February 22, 2008 to December 31, 2008.

Income Taxes

        The Company provides for federal, state, and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

Stock-Based Compensation

Predecessor

        Effective January 1, 2006, the Company adopted the provisions of ASC 718, Compensation—Stock Compensation, for the Company's 2004 Stock Incentive Plan (2004 Option Plan). All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statements of operations and comprehensive loss over the requisite service period.

        The Company adopted ASC 718, Compensation—Stock Compensation, using the modified prospective transition method for all other stock-based compensation awards. Upon adoption of ASC 718 Compensation—Stock Compensation, the Company used the Black-Scholes valuation model for valuing all stock options. Compensation for nonvested stock grants is measured at fair value on the

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies (Continued)

grant date based on the number of shares expected to vest and the quoted market price of the Company's common stock. Compensation cost for all awards were recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

        At the time of the Merger, all unvested stock options and restricted stock vested in accordance with the change of control provision of the original stock option agreements. According to the Merger Agreement, all stock options and restricted stock outstanding at the time of the Merger were cancelled, and the holders of each such option and restricted stock received a cash payment in the amount equal to the excess of the Merger Consideration over the exercise price per share of the option, multiplied by the number of shares subject to the option, for which a compensation charge was recorded in the Predecessor's consolidated statement of operations and comprehensive (loss) income.

Successor

        In connection with the Merger, RT Investments adopted a new equity-based plan, and during the period from February 22, 2008 to December 31, 2008, issued units of limited liability company interests designated Class B Units and Class C Units pursuant to such plan. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity at grant date. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B units vest over a four-year service period. The Class C units vest based on certain performance measures and/or market conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, are recognized in expense on a straight-line basis over the requisite service periods of the awards for the Class B units and the accelerated attribution method approach is utilized for the Class C units.

Fair Value of Financial Instruments

        The carrying values of the Company's financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.

        The carrying values of the Company's long-term debt approximates fair value due either to the length to maturity or the existence of interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies (Continued)

Segments

        The Company's business of providing health care services to patients comprises a single reportable operating segment under ASC 280, Segment Reporting.

Reclassifications

        Certain reclassifications totaling approximately $2.7 million to increase property and equipment, net and decrease other assets-long term have been made to the consolidated balance sheet at December 31, 2009. This reclassification had no effect on previously reported total assets, equity, net loss, or comprehensive loss.

(3) Property and Equipment

        Property and equipment consist of the following:

(in thousands):	December 31, 2010	December 31, 2009
Land	$1,770	$1,888
Buildings and leasehold improvements	51,156	51,200
Office, computer, and telephone equipment	43,492	29,230
Medical and medical testing equipment	214,712	190,687
Automobiles and vans	1,246	1,108

	312,376	274,113
Less accumulated depreciation	(84,202)	(48,882)

	228,174	225,231
Construction-in-progress	1,491	548

	$229,665	$225,779

        During the fourth quarter of 2010, the Company impaired certain leasehold improvements and other fixed assets of approximately $3.5 million for planned closings of certain offices in California and Michigan.

(4) Capital Lease Arrangements

        The Company leases certain equipment under agreements, which are classified as capital leases. These leases have bargain purchase options at the end of the original lease terms. Capital leased assets included in property and equipment are as follows:

(in thousands):	December 31, 2010	December 31, 2009
Equipment	$38,309	$42,380
Less: accumulated amortization	(10,917)	(7,594)

	$27,392	$34,786

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(4) Capital Lease Arrangements (Continued)

        Amortization expense relating to capital leased equipment was approximately $4.1 million $4.4 million, $3.4 million, and $1.3 million, for the Successor years ended December 31, 2010 and 2009, and the Successor period from February 22, 2008 to December 31, 2008, and the Predecessor period from January 1, 2008 to February 21, 2008, respectively, and is included in depreciation expense in the consolidated statements of operations and comprehensive loss.

(5) Goodwill and Intangible Assets

        The Company completed its annual impairment testing for goodwill and indefinite-lived intangible assets on October 1, 2010. In performing this test, the Company assesses the implied fair value of its goodwill and intangible assets. If it is determined that the implied fair value of goodwill and/or indefinite-lived intangible assets is less than the carrying amount, an impairment charge, equal to the excess is recorded. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company's reporting units, the Company's management determined that the carrying value of goodwill in certain markets, including California, South West United States (central Arizona and Las Vegas, Nevada) and the Florida east coast regions exceeded their fair value. Accordingly, the Company recorded noncash impairment charges totaling $91.2 million in the consolidated statements of operations. Subsequent to the Company's October 1 annual goodwill impairment testing, the Company evaluated the economic performance of certain of its California offices. The Company concluded that it is unlikely these offices will remain operational beyond 2011. Pursuant to ASC 350 Intangibles—Goodwill and Other, the Company recorded an additional $2.5 million noncash impairment charge based on the relative fair value of these offices as compared to the fair value of the portion of the California reporting unit to be retained. Impairment charges relating to goodwill are summarized as follows:

(in thousands):	California	South West United States	Florida east coast	Total
Goodwill	$35,033	$46,377	$12,256	$93,666

        The estimated fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was an income methodology based on management's estimates of forecasted cash flows for each reporting unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. For trade name intangible assets, management used the income-based relief-from-royalty valuation method in which fair value is the discounted value of forecasted royalty revenues arising from a trade name

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(5) Goodwill and Intangible Assets (Continued)

using a royalty rate that an independent party would pay for use of that trade name. Assumptions used by management were similar to those that would be used by market participants performing valuations of these regional divisions. Management's assumptions were based on analysis of current and expected future economic conditions and the strategic plan for each reporting unit.

        Intangible assets consist of the following:

	December 31, 2010
(in thousands): Intangible assets subject to amortization	Gross	Accumulated Amortization	Net
Noncompete agreements	$55,767	$(33,855)	$21,912
Other licenses	145	(145)	—

Intangible assets not subject to amortization (indefinite-lived)
Trade names	63,324	—	63,324

	$119,236	$(34,000)	$85,236

	December 31, 2009
(in thousands): Intangible assets subject to amortization	Gross	Accumulated Amortization	Net
Noncompete agreements	$55,467	$(26,543)	$28,924
Other licenses	145	(122)	23

Intangible assets not subject to amortization (indefinite-lived)
Trade names	63,324	—	63,324

	$118,936	$(26,665)	$92,271

        Amortization expense relating to intangible assets was approximately $7.3 million, $14.6 million, $12.1 million, and $0.4 million for the Successor years ended December 31, 2010 and 2009, for the Successor period from February 22, 2008 to December 31, 2008, and for the Predecessor period from January 1, 2008 to February 21, 2008, respectively. The weighted-average amortization period is approximately 4.0 years.

        Estimated future amortization expense is as follows (in thousands):

2011	$5,953
2012	5,754
2013	5,753
2014	2,385
2015	1,586

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(5) Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill are as follows:

	Successor			Predecessor
(in thousands):	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From February 22 to December 31, 2008	Period From January 1 to February 21, 2008
Balance, beginning of period	$826,641	$824,579	$—	$202,383
Goodwill due to Merger	—	—	757,589	—
Goodwill recorded during the period	37,923	—	58,147	—
Goodwill recorded in joint venture arrangement	—	—	8,317	—
Earn-out provisions	—	2,250	350	—
Impairment	(93,666)	—	—	—
Adjustments to purchase price allocations	—	(188)	176	114

Balance, end of period	$770,898	$826,641	$824,579	$202,497

(6) Acquisitions

Successor

        In April 2008, the Company acquired the assets of a radiation treatment center located in southwest Florida for approximately $25,140,000. The center purchased in southwest Florida will further expand the Company's presence in the market. The allocation of the purchase price is to tangible assets of $4,765,000, noncompete agreements of $1,126,000, amortized over 10 years, and goodwill of $19,249,000.

        In June 2008, the Company acquired the assets of three radiation treatment centers located in Sun City and Phoenix, Arizona, for approximately $23,413,000. The centers purchased in Arizona further expand the Company's presence into the central Arizona market. The allocation of the purchase price is to tangible assets of $2,885,000, noncompete agreements of $1,501,000, amortized over seven years, and goodwill of $19,027,000. In addition to the $23,413,000, the purchase price arrangement included a $2,250,000 deferred purchase price contingent on reaching a certain level of business volume. In September 2009, the centers achieved the level of business volume and the $2,250,000 was paid from restricted cash and recorded as additional goodwill.

        In July 2008, the Company acquired the assets of a radiation treatment center located in Fairlea, West Virginia, for approximately $17,682,000. The center purchased in West Virginia further expands the Company's presence into the West Virginia market, which is a certificate of need state. The allocation of the purchase price is to tangible assets of $303,000, and goodwill of $17,378,000. In addition to the $17,682,000, the purchase price arrangement included a $2,000,000 deferred purchase price contingent on the transfer of the certificate of need license. The certificate of need license was transferred in January 2009 and the funds including interest totaling approximately $2,005,000 were paid.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(6) Acquisitions (Continued)

        In October 2008, the Company contributed a radiation treatment center located in Northern California to a joint venture with a hospital. The hospital contributed the assets of the hospital radiation department and the assets of a radiation facility on its hospital campus to the joint venture. As a result of the contribution, the Company recognized a gain of approximately $3.1 million for the sale of a portion of the interest in the Company's radiation treatment center. The Company maintains a 57.3% ownership interest in the joint venture and the net assets and results of the operations of the joint venture are included in the consolidated financial statements of the Company, including goodwill of approximately $8,316,000.

        During 2008, the Company acquired the assets of several urology and medical oncology practices in Florida for approximately $1,928,000. The urology and medical oncology practices provide synergistic clinical services to our patients. The allocation of the purchase price is to tangible assets of $1,440,000 and goodwill of $488,000.

        In January 2009, the Company purchased from family members of a related party (i) a 33% interest in a joint venture that holds a majority equity interest in and manages 26 radiation therapy treatment centers in South America, Central America and the Caribbean and (ii) a 19% interest in a joint venture, which operates a treatment center in Guatemala, for approximately $10,411,000, subject to final determination of the purchase price based on a multiple of historical earnings before interest, taxes, and depreciation and amortization. In January 2010, the Company finalized the amount due for its 33% interest in the joint venture and paid an additional $1,900,000. The transaction has been accounted for under the equity method.

        During 2009, the Company acquired the assets of several urology practices in Florida for approximately $199,000. The urology practices provide synergistic clinical services to our patients. The allocation of the purchase price is to tangible assets of $199,000.

        In March 2010, the Company contributed approximately $2,975,000 in tangible assets for a 77.3% interest in a joint venture with a group of physicians to open a radiation treatment center in El Segundo, California. The radiation treatment center expands the Company's presence in the California market.

        In April 2010, the Company entered into definitive agreements to acquire all the outstanding stock of Carolina Regional Cancer Center, P.A. for the acquisition of a radiation treatment center in Myrtle Beach, South Carolina that holds three certificate of need licenses, and Atlantic Urology Clinics, LLC, Adult & Pediatric Urology Center of the Carolina, P.A., Coastal Urology Center, P.A. and Grand Strand Urology, LLP with respect to the acquisition of the assets of these Myrtle Beach-based physician practices. On May 3, 2010, the Company consummated these acquisitions for a combined purchase price of approximately $34,543,000 in cash. The acquisition of the Myrtle Beach facility expands the Company's presence into a new local market within an existing regional division. The allocation of the purchase price is to tangible assets, primarily consisting of medical equipment of $4,773,000 and assumed liabilities of approximately $310,000. The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill of $30,080,000, which is expected to be deductible for tax purposes, representing primarily the value of synergies expected from the transaction. The purchase price allocations are subject to revision as the Company obtains additional information. See Note 18 on the pro forma financial information.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(6) Acquisitions (Continued)

        During the year ended December 31, 2010 we recorded $12.4 million of net patient service revenue and reported net income of $1.9 million in connection with the Carolina Regional Cancer Center, P.A. acquisition.

        In December 2010, the Company acquired the assets of a radiation treatment center located in Princeton, West Virginia for approximately $7,985,000. The center purchased in West Virginia further expands the Company's presence into the West Virginia market, which is a certificate of need state. The allocation of the purchase price is to tangible assets, primarily consisting of medical equipment of $163,000, and assumed liabilities of approximately $8,000. The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill of $7,830,000. The purchase price allocations are subject to revision as the Company obtains additional information.

        During 2010, the Company acquired the assets of several physician practices in Florida and Arizona for approximately $860,000. The physician practices provide synergistic clinical services to our patients in the respective markets in which we treat. The allocation of the purchase price is to tangible assets of $847,000 and goodwill of $13,000.

        The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of operations and comprehensive loss from the respective dates of each acquisition.

Allocation of Purchase Price

        The purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The purchase price allocations for certain recent transactions are subject to revision as the Company obtains additional information. Excluding the investments in the South America, Central America, the Caribbean, Guatemala and El Segundo joint ventures, which are accounted for as equity investments, the operations of the foregoing acquisitions have been included in the accompanying consolidated statements of operations and comprehensive loss from the respective dates of acquisition. The following table summarizes the allocations of the aggregate purchase price of the acquisitions, including assumed liabilities.

	Successor			Predecessor
(in thousands):	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From February 22 to December 31, 2008	Period From January 1 to February 21, 2008
Fair value of net assets acquired, excluding cash:
Inventories	$65	$—	$—	$—
Other current assets	614	—	530	—
Other noncurrent assets	18	—	2	—
Property and equipment	5,086	199	11,797	—
Intangible assets	—	—	2,627	—
Goodwill	37,923	2,250	58,673	114
Current liabilities	(318)	—	—	—

	$43,388	$2,449	$73,629	$114

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(7) Other Income and Loss

Impairment Loss

        During 2009, the Company recorded an impairment loss of approximately $3.5 million primarily relating to an impairment loss incurred of approximately $1.8 million for the write down to fair value of certain of the Company's liner accelerators and CT machines due to technological obsolescence. The adjustment to machine inventories was due to several considerations, including the planned use of RapidArc technology on 3-D digital machines for which this technology cannot be implemented on 2-D digital machines or analog machines. RapidArc radiotherapy technology is an effective cancer treatment representing an advanced new form of image-guided IMRT. This technology enables clinicians to program a linear accelerator to deliver precise forms of IMRT up to eight times faster than other IMRT systems. It does this by delivering the complete IMRT treatment to the patient in fewer rotations than traditional IMRT.

        Impairment loss of approximately $97.9 million was recognized in 2010 related to our write-off of our investment in a 50% interest in an international freestanding radiation center in Mohali, India of approximately $0.7 million, certain planned office closings in California and Michigan of approximately $3.5 million and goodwill impairment in certain of our reporting units, including California, Southwest U.S. (Arizona and Nevada) and the Florida east coast of approximately $93.7 million.

Early Extinguishment of Debt

        In connection with the Merger in February 2008, the Predecessor incurred expenses of approximately $3.7 million for early extinguishment of debt relating to the termination of certain capital lease obligations, termination of its interest rate swap agreement and the write-off of deferred financings costs relating to the extinguishment of the previous senior secured credit facility.

        On April 20, 2010, the Company issued $310.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 and repaid the existing $175.0 million in aggregate principal amount 13.5% senior subordinated notes due 2015, including accrued and unpaid interest and a call premium of approximately $5.3 million. The Company incurred approximately $10.9 million in early extinguishment of debt as a result of the prepayment of the $175.0 million in senior subordinated notes, which included a call premium payment of approximately $5.3 million, the write-offs of $2.5 million in deferred financing costs and $3.1 million in original issue discount costs.

Termination of Professional Services Agreement

        In March 2008, the Successor terminated its professional services agreement with a practice in central Arizona, which maintained exclusive rights to expand into the market. The Company paid approximately $7.0 million for the buy-out, which provided the Company with the ability to further expand into the central Arizona market, with the purchase of three radiation treatment centers located in Sun City and Phoenix, Arizona.

Loss on Sale of Real Estate

        In September 2008, the Successor entered into a sale-leaseback transaction with a third party. The Company sold 12 real estate properties located in Florida, Maryland, and Michigan for approximately $40.4 million. The Company incurred a loss of approximately $1.0 million and deferred a gain of

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(7) Other Income and Loss (Continued)

approximately $1.3 million on the sale of the real estate. The Company subsequently leased back the properties from the third party with terms of 20 years and four separate renewal option terms for five years each.

Gain on Sale of Interest in a Radiation Practice

        In October 2008, the Successor contributed a radiation treatment center located in Northern California to a joint venture with a hospital. The hospital contributed the assets of the hospital radiation department and the assets of a radiation facility on its hospital campus to the joint venture. As a result of the contribution, the Company recognized a gain of approximately $3.1 million for the sale of a portion of the interest in the Company's radiation treatment center. The Company maintains a 57.3% ownership interest in the joint venture and the net assets and results of the operations of the joint venture are included in the consolidated financial statements of the Company, including goodwill of approximately $8,316,000.

Loss on sale of assets of a radiation treatment center

        In January 2007, the Company acquired a 67.5% interest in Gettysburg Radiation, LLC (GR), which at that time was in the final stages of developing a free-standing radiation therapy treatment center in Gettysburg, Pennsylvania. Approximately a year later, GR expanded its operations to a second location in Littlestown, Pennsylvania. Due to the poor local economy, as well as the opening of a radiation therapy center by a nearby hospital, the performance of both the Gettysburg and Littlestown facilities deteriorated significantly. During the fourth quarter of 2009, the Littlestown facility was closed. On April 30, 2010, the Company sold certain assets of the Gettysburg facility to one of GR's minority equity-holders for approximately $925,000 and incurred a loss on the sale of approximately $1.9 million. The loss is presented as a separate expense in the consolidated statements of operations and comprehensive (loss) income.

(8) Income Taxes

        Significant components of the income tax provision are as follows:

	Successor			Predecessor
(in thousands):	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From February 22 to December 31, 2008	Period From January 1 to February 21, 2008
Current provision:
Federal	$2,414	$1,791	$(1,232)	$2,718
State	4,474	598	1,643	(144)
Deferred (benefit) provision:
Federal	(19,845)	(2,876)	(61)	(1,662)
State	147	1,489	(1,763)	(342)

Total income tax provision (benefit)	$(12,810)	$1,002	$(1,413)	$570

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(8) Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income before income taxes are as follows:

	Successor			Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From February 22 to December 31, 2008	Period From January 1 to February 21, 2008
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.4	25.2	1.2	(2.3)
Nondeductible charge for merger-related costs	—	—	—	(32.1)
Nondeductible charge for stock-based compensation	(0.3)	(5.0)	(7.9)	—
Nondeductible charge for lobbying and political donations	(0.3)	(4.1)	(3.5)	(0.5)
Goodwill impairment	(13.8)	—	—	—
Tax rate changes on existing temporary differences	(0.4)	13.3	—	(2.2)
Income from noncontrolling interests	0.6	10.3	—	—
Valuation allowance increase	(11.2)	(51.0)	—	—
Purchase accounting adjustments	—	(16.5)	—	—
Federal and state true-ups	(1.0)	(17.7)	—	—
Uncertain tax positions current year	(1.1)	(1.3)	(0.4)	—
Prior period adjustments for uncertain tax positions and deferred tax true-ups	1.6	—	—	—
Other permanent items	(0.4)	(3.1)	(3.4)	(3.4)

Total income tax provision	10.1%	(14.9)%	21.0%	(5.5)%

        The Company provides for income taxes using the liability method in accordance with ASC 740, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(8) Income Taxes (Continued)

and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2010 and 2009:

(in thousands):	December 31, 2010	December 31, 2009
Deferred income tax assets:
Provision for doubtful accounts	$4,848	$8,134
State net operating loss carryforwards	6,336	5,058
Federal net operating loss carryforwards	22,525	7,418
Deferred rent liability	2,034	1,123
Management fee receivable allowance	9,945	7,445
Merger costs	2,724	1,026
Unrealized loss on swap	2,058	3,064
Other	7,064	1,321

Gross deferred income tax assets	57,534	34,589
Valuation allowance	(17,641)	(3,422)

Net deferred income tax assets	39,893	31,167

Deferred income tax liabilities:
Property and equipment	(36,128)	(35,286)
Intangible assets	(29,514)	(39,726)
Prepaid expense	(1,217)	(1,493)
Partnership interests	(2,970)	(3,201)
Other	(1,315)	(1,359)

Total deferred tax liabilities	(71,144)	(81,065)

Net deferred income tax liabilities	$(31,251)	$(49,898)

        ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In 2009, the Company determined that a valuation allowance of $3.4 million was appropriate under the provisions of ASC 740. This valuation allowance of $3.4 million was against state deferred tax assets. Primarily because of the current year taxable loss for the year ended December 31, 2010, the Company determined that the valuation allowance should be $17.6 million, consisting of $12.3 million against federal deferred tax assets and $5.3 million against state deferred tax assets. This represents an increase of $14.2 million in valuation allowance.

        During the year ended December 31, 2010, the Company undertook an analysis of its cumulative position with respect to income taxes on the balance sheet and identified certain balance adjustments required to be recorded. Those adjustments resulted in a current year tax benefit in the amount of $2.0 million, which is the difference between the tax benefit resulting from an $8.7 million adjustment to deferred tax assets and the tax expense resulting from an additional 4.0 million to tax contingency.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(8) Income Taxes (Continued)

        The Company has federal net operating loss carryforwards beginning to expire in 2028 available to offset future taxable income of approximately $64.4 million and $21.2 million at December 31, 2010 and 2009, respectively.

        At December 31, 2010 and 2009 the Company has state net operating loss carryforwards, primarily in Florida and Kentucky beginning to expire in years 2011 through 2028, available to offset future taxable income of approximately $157.9 million, and $120.1 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

        ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a threshold for the recognition and measurement of tax position taken or expected to be taken on a tax return. Under ASC 740, Income Taxes, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740, Income Taxes, provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        Since its adoption for uncertainty in income taxes pursuant to ASC 740, Income Taxes, the Company has recognized interest and penalties accrued related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2010, the Company accrued approximately $2.1 million in interest and penalties related to unrecognized tax exposures in income tax expense. The Company had accrued $25,000 as of December 31, 2009. The Company did not make any payments of interest and penalties accrued during the years ended December 31, 2010, and 2009.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is a follows (in thousands):

Gross unrecognized tax benefits at January 1, 2008	$217
Increase in tax positions for current year	43

Gross unrecognized tax benefits at December 31, 2008	$260

Gross unrecognized tax benefits at January 1, 2009	$260
Increase in tax positions for prior years	59
Increase in tax positions for current year	78

Gross unrecognized tax benefits at December 31, 2009	$397

Gross unrecognized tax benefits at January 1, 2010	$397
Increase in tax positions for prior years	4,864
Increase in tax positions for current year	706

Gross unrecognized tax benefits at December 31, 2010	$5,967

        The total amount of gross unrecognized tax benefits that, if recognized, would affect that effective tax rate was $1.7 million, $0.3 million at December 31, 2010 and 2009, respectively. The Company expects that unrecognized tax benefits in the amount of $3.4 million will reverse within the next 12 months due to resolution of ongoing federal income tax audits. Moreover, the Company expects that

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(8) Income Taxes (Continued)

unrecognized tax benefits in the amount of $2.5 million will reverse within the next 12 months due to resolution of ongoing state income tax audits.

        The Company is subject to taxation in the United States and approximately 20 state jurisdictions. However, the main material jurisdictions for which we are subject to tax are the United States and Florida.

        The Company is routinely under audit by federal, state, or local authorities in the areas of income. These audits include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2005 through 2010 are subject to examination. The Company is currently undergoing a federal income tax audit for tax years 2005 through 2008 and New York State audit for tax years 2006 through 2008.

(9) Long-Term Debt

        In connection with the Merger in 2008, the Company terminated all commitments under the previous senior credit facility and repaid all outstanding borrowings under the previous senior credit facility and paid any accrued and unpaid interest. The Successor Senior Credit Facility consists of a $347.0 million six-year senior secured term loan facility ($40.0 million under a delayed draw tranche B term loan), and a $60.0 million five-year senior secured revolving credit facility. At the closing of the Merger, the Company borrowed $307.0 million under the senior secured term loan facility, utilized $3.1 million of its senior secured revolving credit facility and obtained a $175.0 million senior subordinated interim loan agreement. The Company incurred expenses of approximately $3.7 million for early extinguishment of debt relating to the termination of certain capital lease obligations, termination of its interest rate swap agreement, and the write-off of deferred financings costs relating to the extinguishment of the previous senior secured credit facility. On March 25, 2008, the Company issued $175.0 million senior subordinated notes due 2015 at 13.5% interest rate and repaid the $175.0 million senior subordinated interim loan agreement including any accrued and unpaid interest. During 2008, the Company utilized the $40.0 million delayed draw tranche B term loan for certain acquisitions and general corporate purposes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(9) Long-Term Debt (Continued)

        The Company's long-term debt consists of the following:

(in thousands):	December 31, 2010	December 31, 2009
$347.0 million Senior Credit Facility—(Term B portion) (net of unamortized debt discount of $1,450 and $2,395 at December 31, 2010 and 2009, respectively) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company's assets. At December 31, 2010 and 2009, interest rates were at LIBOR plus applicable margin, at 4.5% due at various maturity dates through February 2014	$263,910	$338,633
$75.0 million Senior Credit Facility (Revolving Credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company's assets. At December 31, 2010 and 2009, interest rates were at LIBOR plus applicable margin, at 4.5% due at various maturity dates through February 2013	8,500	10,000
$310.0 million Senior Subordinated Notes (net of unamortized debt discount of $1,765 at December 31, 2010) due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	308,235	—
$175.0 million Senior Subordinated Notes (net of unamortized debt discount of $3,291 at December 31, 2009) due March 25, 2015; semi-annual cash interest payments due on January 15 and July 15, fixed interest rate of 13.5%	—	171,708
Capital leases payable with various monthly payments plus interest at rates ranging from 5.9% to 9.1%, due at various maturity dates through December 2013 and collateralized by leasehold improvements and medical equipment with a net book value of $27,392 and $34,786 at December 31, 2010 and 2009, respectively	18,186	28,718

	598,831	549,059
Less current portion	(8,780)	(13,961)

	$590,051	$535,098

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(9) Long-Term Debt (Continued)

        Maturities under the obligations described above are as follows at December 31, 2010 (in thousands):

2011	$8,780
2012	7,093
2013	10,779
2014	265,394
2015	—
Thereafter	310,000

602,046
Less unamortized debt discount	(3,215)

$598,831

        At December 31, 2010 and 2009, the prime interest rate was 3.25%.

        The Term B portion of the Senior Credit Facility (Term Loan B) initially bears interest either at LIBOR plus a spread of 425 basis points or a specified base rate plus a spread of 325 basis points and matures on February 21, 2014.

        The Revolving Credit portion of the Senior Credit Facility (Revolver) will mature on February 21, 2013. The Revolver bears interest either at LIBOR plus a spread ranging from 350 to 425 basis points or a specified base rate plus a spread ranging from 250 to 325 basis points, with the exact spread determined upon the basis of the Company's leverage ratio, as defined. The Company is required to pay a quarterly unused commitment fee at a rate ranging from 37.5 to 50.0 basis points on the Revolver determined upon the basis of its leverage ratio, as defined.

        The Senior Credit Facility is secured by a pledge of substantially all of the Company's tangible and intangible assets and includes a number of restrictive covenants including limitations on leverage, capital and acquisitions expenditures and a requirement to maintain a minimum ratio of cash flow to interest. Under the terms of the Company's Senior Credit Facility, borrowings under the Revolver are based on minimum incremental amounts of not less than $0.5 million for Base rate loans and not less than $1.0 million for LIBOR rate loans.

        The Senior Credit Facility requires the Company to make mandatory prepayments of outstanding borrowings under certain circumstances. Mandatory prepayments include prepayments of the Term Loan B from proceeds from asset dispositions if not reinvested within a certain period of time and debt and equity issuances, limited to a percentage of the proceeds and/or an excess amount above a dollar threshold. The Company is required to prepay the Term Loan B based on certain excess cash flow requirements ranging from 25% to 50% based on the Company's leverage ratio. To date the Company has not been required to make such prepayments. The Senior Credit Facility also requires the Company to comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, and dividends. At December 31, 2010, the Company is in compliance with all covenants.

        On March 25, 2008, the Company issued $175.0 million senior subordinated notes due 2015 at 13.5% interest rate and repaid the $175.0 million senior subordinated interim loan agreement including

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(9) Long-Term Debt (Continued)

any accrued and unpaid interest. The senior subordinated notes required semi-annual payments of interest only. The senior subordinated notes had similar or less restrictive covenants and were junior to the Senior Credit Facility for order of priority of debt repayment.

        On April 1, 2010, the Company amended its Senior Credit Facility, to among other things, (i) under certain circumstances, allow the Company to issue permitted additional subordinated debt to fund certain future acquisitions; (ii) disregard, for purposes of calculating compliance with the financial covenants, certain provisions of "Generally Accepted Accounting Principles" (GAAP) that would require the Company to treat leased properties as owned by the Company; and (iii) provide for certain other modifications as set forth therein to permit the incurrence of additional indebtedness in connection with certain future acquisitions and the ability to make additional investments, subject to pro forma compliance with certain performance based incurrence covenants, and other restrictions.

        On April 20, 2010, the Company issued $310.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 (the Offering) and repaid the existing $175.0 million in aggregate principal amount 13.5% senior subordinated notes due 2015, including accrued and unpaid interest and a call premium of approximately $5.3 million. The remaining proceeds from the Offering were used to pay down $74.8 million of the Term Loan B and $10.0 million of the Revolver. A portion of the proceeds of the Offering was placed in a restricted account pending application to finance certain acquisitions, including the acquisitions of a radiation treatment center and physician practices in South Carolina consummated on May 3, 2010. The Company incurred approximately $11.9 million in transaction fees and expenses, including legal, accounting and other fees and expenses associated with the offering, and the initial purchasers' discount of $1.9 million.

        The Company incurred approximately $10.9 million in early extinguishment of debt as a result of the prepayment of the $175.0 million in senior subordinated notes, which included a call premium payment of approximately $5.3 million, the write-offs of $2.5 million in deferred financing costs and $3.1 million in original issue discount costs.

        On April 22, 2010, affiliates of certain initial purchasers of the $310.0 million in aggregate principal amount 9 7/8% senior subordinated notes due 2017 provided an additional $15.0 million of commitments to the Revolver, and increased the available commitment from $60.0 million to $75.0 million. The Company paid $2.0 million to Vestar Capital Partners V, L.P. for additional transaction advisory services in respect to the incremental amendments to the existing Senior Credit Facility, the additional $15.0 million of commitments to the revolver portion, and the complete refinancing of the senior subordinated notes.

        On May 3, 2010, the Company further amended the Senior Credit Facility with respect to certain administrative matters, including permitting the Company to provide to the lenders thereunder, on a prospective basis, the consolidated financial statements of the parent company, Radiation Therapy Services Holdings, Inc., in lieu of those of the borrower, Radiation Therapy Services, Inc.

        The Company's Senior Secured Credit Facility:

  •
  is secured by a pledge of substantially all of the Company's tangible and intangible assets, including accounts receivable, inventory and capital stock of its existing and future subsidiaries,

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(9) Long-Term Debt (Continued)

    and requires that borrowings and other amounts due under it will be guaranteed by its existing and future subsidiaries;

  •
  requires the Company to make mandatory prepayments of outstanding borrowings, with a corresponding reduction in the maximum amount of borrowings available under the senior secured credit facility, with net proceeds from insurance recoveries and asset sales, and with the net proceeds from the issuance of equity or debt securities, subject to specified exceptions;

  •
  includes a number of restrictive covenants including, among other things, limitations on leverage, capital and acquisitions expenditures, and requirements that the Company maintain minimum ratios of cash flow to interest;

  •
  limits the Company's ability to pay dividends on its capital stock; and

  •
  contains customary events of default, including an event of default upon a change in control.

        The revolving credit facility requires that the Company comply with certain financial covenants, including:

	Requirement	Level at December 31, 2010
Maximum permitted consolidated leverage ratio	<5.25 to 1.00	4.96 to 1.00
Minimum permitted consolidated interest coverage ratio	>1.90 to 1.00	2.34 to 1.00

        The maximum permitted consolidated leverage ratio required is <5.25 to 1.00 through June 30, 2011, <5.00 to 1.00 from July 1, 2011 through June 30, 2012, <4.75 to 1.00 from July 1, 2012 to December 31, 2012 and <4.50 to 1.00 thereafter.

        The revolving credit facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of December 31, 2010.

        The Company is exposed to changes in interest rates as a result of its outstanding variable rate debt. To reduce the interest rate exposure, the Company entered into an interest rate swap agreement whereby the Company fixed the interest rate on an initial notional amount of approximately $290.6 million of its Term Loan B, effective as of June 30, 2008. The rate and maturity of the interest rate swap effective June 30, 2008 is 3.67% plus a margin and expires on March 31, 2012, respectively. The amount of the Term Loan B subject to the interest rate swap agreements will periodically be reduced to $116.0 million by the end of the term. At December 31, 2010 and December 31, 2009, the amount of the floating rate senior debt subject to the interest rate swap was $174.2 million and $232.4 million, respectively.

        The swap is a derivative and is accounted for under ASC 815, Derivatives and Hedging (ASC 815). The fair value of the swap agreement, representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate swap agreement terminated at December 31, 2010 and December 31, 2009, was approximately $5.0 million and $7.7 million, respectively. The estimated fair value of our interest rate swap was determined using the income

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(9) Long-Term Debt (Continued)

approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

        Since the Company has the ability to elect different interest rates on the debt at each reset date, and the Senior Credit Facility contains certain prepayment provisions, the hedging relationship does not qualify for use of the shortcut method under ASC 815. Therefore, the effectiveness of the hedge relationships is assessed on a quarterly basis during the life of the hedge through regression analysis. The entire change in fair market value is recorded in equity, net of tax, as other comprehensive income (loss).

        For the year ended December 31, 2010, the Company incurred deferred financing costs of approximately $11.9 million for the issuance of $310.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017. For the period February 22, 2008 through December 31, 2008, Successor incurred deferred financing costs of approximately $16.9 million primarily related to the new Senior Credit Facility and senior subordinated notes. The consolidated balance sheets as of December 31, 2010 and 2009, include $17.0 million and $11.6 million, respectively, in other long-term assets related to unamortized deferred financing costs. As a result of the Merger, the Company incurred additional deferred financing costs of approximately $4.8 million relating to an interim bridge loan, which was refinanced with the senior subordinated notes in March 2008 and was charged to interest expense at the time of the refinancing. The Company recorded approximately $3.3 million, $2.9 million, $2.4 million, and $0.1 million to interest expense for the years ended December 31, 2010 and 2009, and for the Successor period February 22, 2008 through December 31, 2008, and for the Predecessor period January 1, 2008 through February 21, 2008, respectively, related to the amortization of deferred financing costs.

(10) Real Estate Subject to Finance Obligation

        The Company leases certain of its treatment centers (facility) and other properties from partnerships which are majority-owned by related parties (related-party lessor). The related-party lessor constructs the facilities in accordance with the Company's plans and specifications and subsequently leases the facility to the Company. Due to the related-party relationship, the Company is considered the owner of the facility during the construction period pursuant to the provisions of ASC 840-40, Sale-Leaseback Transactions. In accordance with ASC 840-40, the Company records a construction-in-progress asset for the facility with an offsetting finance obligation during the construction period. Certain related parties guarantee the debt of the related-party lessor, which is considered to be continuing involvement pursuant to ASC 840-40. Accordingly, these leases do not qualify as a normal sale-leaseback at the time that construction is complete and the facility is leased to the Company. As a result, the costs to construct the facilities and the related finance obligation remain on the Company's consolidated balance sheets when construction is completed. The construction costs are included in real estate subject to finance obligation in the accompanying consolidated balance sheets. The finance obligation is amortized over the lease term based on the payments designated in the lease agreements with a portion of the payment representing a free ground lease recorded in rent

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(10) Real Estate Subject to Finance Obligation (Continued)

expense. The assets classified as real estate subject to finance obligation are amortized on a straight-line basis over their useful lives.

        In some cases, the related-party lessor will purchase a facility during the Company's acquisition of a business and lease the facility to the Company. These transactions also are within the scope of ASC 840-40. Certain related parties guarantee the debt of the related-party lessor, which is considered to be continuing involvement pursuant to ASC 840-40. Accordingly, these leases do not qualify as normal sale-leaseback. As a result, the cost of the facility, including land and the related finance obligation are recorded on the Company's consolidated balance sheets. The cost of the facility, including land, is included in real estate subject to finance obligation in the accompanying consolidated balance sheets. The finance obligation is amortized over the lease term based on the payments designated in the lease agreements and the Real Estate Subject to Finance Obligation are amortized on a straight-line basis over their useful lives.

        As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, of the refinancing of the landlords' mortgages on these respective properties the Company derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, the Company entered into a new master lease arrangement with the related party lessors on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. Subsequent to March 31, 2010 the related party lessors removed the personal guarantees of the debt related to two additional properties. As a result, the Company derecognized approximately $4.4 million in real estate subject to finance obligation, $4.5 million in finance obligation.

        The net book values of real estate subject to finance obligation are summarized as follows:

	December 31,
(in thousands):	2010	2009
Land	$39	$1,779
Leasehold Improvements	7,750	60,887
Construction-in-progress	945	16,181
Accumulated depreciation	(634)	(4,599)

	$8,100	$74,248

        Depreciation expense relating to real estate subject to finance obligation is classified in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive (loss) income.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(10) Real Estate Subject to Finance Obligation (Continued)

        Future payments of the finance obligation as of December 31, 2010, are as follows:

(in thousands):	Finance Obligation
2011	$794
2012	810
2013	827
2014	844
2015	861
Thereafter	6,107

$10,243
Finance obligation relating to construction-in-progress	945
Less: amounts representing interest	(7,535)
Finance obligation balance at end of lease term	4,915

Finance obligation	$8,568
Less: amount representing current portion	(53)

Finance obligation, less current portion	$8,515

        Interest expense relating to the finance obligation was approximately $2.3 million, $6.6 million, $2.8 million, and $0.5 million for the years ended December 31, 2010 and 2009, and the Successor period from February 22, 2008 to December 31, 2008 and the Predecessor period from January 1, 2008 to February 21, 2008, respectively. Facility rent expense relating to real estate subject to finance obligation was approximately $0.6 million, $2.1 million, $1.1 million, and $0.2 million for the years ended December 31, 2010 and 2009, and the Successor period from February 22, 2008 to December 31, 2008 and the Predecessor period from January 1, 2008 to February 21, 2008, respectively.

(11) Reconciliation of total equity

        The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Noncontrolling interests-nonredeemable principally represent minority shareholders' proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company's control. These noncontrolling interests have been classified outside of permanent equity on the Company's consolidated balance sheets. The noncontrolling interests are not redeemable at December 31, 2010 and 2009, and the contingent events upon which the noncontrolling interest may be redeemed is not probable of occurrence at December 31, 2010. Accordingly, the noncontrolling interests are measured at their carrying value at December 31, 2010 and 2009.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(11) Reconciliation of total equity (Continued)

        The following table presents changes in total equity for the respective periods:

(in thousands):	Radiation Therapy Services Holdings, Inc. Shareholder's Equity	Noncontrolling interests— nonredeemable	Total Equity	Noncontrolling interests— redeemable
Predecessor
Balance, January 1, 2008	$165,490	$11,002	$176,492	$354
Net (loss) income	(10,872)	15	(10,857)	4
Termination of interest rate swap agreement, net of tax	265	—	265	—
Exercise of stock options	14,164	—	14,164	—
Tax benefit from stock option exercise	9,239	—	9,239	—
Amortization of nonvested stock grants	1,329	—	1,329	—
Cash distributions	—	(408)	(408)	(40)

Balance, February 21, 2008	$179,615	$10,609	$190,224	$318

Successor
Equity contributions from Radiation Therapy Investments, LLC on February 22, 2008	$627,272	$10,609	$637,881	$318
Net (loss) income	(5,336)	2,207	(3,129)	276
Other comprehensive income	(6,670)	—	(6,670)	—
Issuance of limited liability company interests	174	—	174	—
Stock-based compensation	1,524	—	1,524	—
Equity contribution in joint venture	—	80	80	6,288
Cash distributions	—	(688)	(688)	—

Balance, December 31, 2008	$616,964	$12,208	$629,172	$6,882

Net (loss) income	(9,550)	689	(8,861)	1,146
Other comprehensive income	1,801	—	1,801	—
Stock-based compensation	962	—	962	—
Sale of interest in a subsidiary	96	154	250	—
Payment of note receivable from shareholder	25	—	25	—
Equity contribution in joint venture	—	800	800	—
Cash distributions	—	(2,142)	(2,142)	(734)

Balance, December 31, 2009	$610,298	$11,709	$622,007	$7,294

Net (loss) income	(115,488)	691	(114,797)	1,007
Other comprehensive income	1,478	—	1,478	—
Issuance of limited liability company interests	156	—	156	—
Deconsolidation of noncontrolling interest	—	(78)	(78)	—
Purchase of noncontrolling interest in a joint venture	(475)	475	—	—
Stock-based compensation	1,030	—	1,030	—
Payment of note receivable from shareholder	50	—	50	—
Equity contribution in joint venture	—	608	608	—
Cash distributions	—	(2,246)	(2,246)	(930)

Balance, December 31, 2010	$497,049	$11,159	$508,208	$7,371

        Redeemable equity securities with redemption features that are not solely within the Company's control are classified outside of permanent equity. Those securities are initially recorded at their

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(11) Reconciliation of total equity (Continued)

estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. In the unlikely event that a redeemable equity security will require redemption, then subsequent adjustments to the initially recorded amount will be recognized in the period that a redemption becomes probable.

(12) Fair Value of Financial Instruments

        ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1	—	Quoted prices for identical assets and liabilities in active markets.
Level 2	—
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3	—	Unobservable inputs for the asset or liability.

        As of January 1, 2008, the Company adopted ASC 820, and has estimated the fair value of its financial instruments in accordance with this framework. In accordance with ASC 820, the fair value of the Senior Subordinated Notes and Term Loan B portion of the Senior Credit Facility was based on prices quoted from third-party financial institutions. At December 31, 2010, the fair value of the Company's Senior Subordinated Notes due 2017 and Term Loan B was approximately $305.4 million and $258.7 million, respectively. The fair value of the Company's Senior Subordinated Notes due 2015 was $175.0 million at December 31, 2009.

        As of December 31, 2010 and 2009, we held certain items that are required to be measured at fair value on a recurring basis including an interest rate swap agreement. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity. The carrying values of the Company's long-term debt other than Senior Subordinated Notes approximates fair value due either to the length of time to maturity or the existence of interest rates that approximate prevailing market rates.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(12) Fair Value of Financial Instruments (Continued)

        The following item is measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of December 31, 2010 and 2009:

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other long-term liabilities Interest rate swap	$(4,966)	$—	$(4,966)	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other long-term liabilities Interest rate swap	$(7,695)	$—	$(7,695)	$—

        The estimated fair value of our interest rate swap was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

(13) Equity Investments in Joint Ventures

        The Company currently maintains equity interests in nine unconsolidated joint ventures, including a 37% interest with a hospital for the ownership of assets used for the delivery of radiation oncology services, a 50% interest in a joint venture with a freestanding radiation oncology center, a 40% interest in a joint venture with a PET imaging facility, a 45% interest in a joint venture with a radio-surgery facility, a 50% interest in a urology surgical facility, a 28.5% interest in the development and management of a proton beam therapy center to be constructed in Manhattan, a 50% interest in an international freestanding radiation center in Mohali, India, and two joint venture interests in South America, Central America and the Caribbean including a 33% interest in a joint venture that manages 26 radiation therapy treatment centers and a 19% interest in a joint venture that operates a treatment center in Guatemala.

        The Company currently maintains a 33% interest in Medical Developers, LLC, a joint venture which has a 57% interest in the underlying operating entities, and manages 26 radiation therapy treatment centers in South America, Central America and the Caribbean . The centers are located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala, El Salvador and Bolivia.

        At December 31, 2010 and 2009, the Company's investment in Medical Developers, LLC was approximately $14.7 million and $13.1 million, respectively. Total member's equity as reported by Medical Developers, LLC was $26.2 million and $19.0 million at December 31, 2010 and 2009, respectively. The Company's equity in the earnings of Medical Developers, LLC for the years ended

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(13) Equity Investments in Joint Ventures (Continued)

December 31, 2010 and 2009 was approximately $2.0 million and $1.5 million, respectively, which is recorded in other revenue in the accompanying consolidated statements of operations and comprehensive (loss) income.

        The condensed results of operations of Medical Developers, LLC are as follows:

	Year Ended December 31,
(in thousands):	2010	2009
Total revenues	$53,152	$39,605
Net income	10,940	7,752
Net income attributable to noncontrolling interests	(4,864)	(3,288)

Net income attributable to Medical Developers, LLC	$6,076	$4,464

        In 2010, the Company provided medical equipment and parts inventory to Medical Developers, LLC in the amount of approximately $769,000. As of December 31, 2010, amounts due from the sale of the equipment, including accrued interest were approximately $781,000. In connection with the proposed acquisition of Medical Developers, LLC, the Company advanced $500,000 for the purchase and implementation of a new accounting software system.

        The Company utilizes the equity method to account for its investments in the unconsolidated joint ventures. At December 31, 2010 and 2009, the Company's investments in the unconsolidated joint ventures were approximately $20.1 million and $18.7 million, respectively. The Company's equity in the earnings (losses) of the equity investments in joint ventures was approximately $1,001,000, $880,000, ($118,000), and $39,000 for the Successor years ended December 31, 2010 and 2009, the period from February 22, 2008 to December 31, 2008, the Predecessor period from January 1, 2008 to February 21, 2008, respectively, which is recorded in other revenue in the accompanying consolidated statements of operations and comprehensive loss.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(13) Equity Investments in Joint Ventures (Continued)

        The condensed financial position and results of operations of the unconsolidated joint venture entities are as follows:

	December 31,
(in thousands):	2010	2009
Total assets	$56,497	$45,901

Liabilities	$15,458	$13,413
Shareholders' equity	41,039	32,488

Total liabilities and shareholders' equity	$56,497	$45,901

	Year Ended December 31,
(in thousands):	2010	2009	2008
Revenues	$57,925	$43,202	$2,409
Expenses	53,876	39,811	2,543

Net income (loss)	$4,049	$3,391	$(134)

        A summary of the changes in the equity investment in the unconsolidated joint ventures is as follows:

Predecessor (in thousands):
Balance at January 1, 2008	1,170
Equity interest in net income of joint ventures	39

Balance at February 21, 2008	$1,209

Successor (in thousands):
Beginning balance at February 22, 2008	$1,209
Capital contributions in joint venture	1,337
Equity interest in net loss of joint ventures	(118)

Balance at December 31, 2008	2,428

Capital contributions in joint venture	15,793
Distributions	(301)
Share of other comprehensive loss	(137)
Equity interest in net income of joint ventures	880

Balance at December 31, 2009	18,663

Capital contributions in joint venture	2,339
Distributions	(1,007)
Share of other comprehensive loss	(201)
Impairment	(659)
Equity interest in net income of joint ventures	1,001

Balance at December 31, 2010	$20,136

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(14) Commitments and Contingencies

Letters of Credit

        The Company issued to the lessor of one of its treatment centers an unconditional and irrevocable letter of credit in the amount of $300,000 to serve as security for the performance of the assignees' obligations under the lease. In addition, the Company issued an irrevocable letter of credit in the amount of $185,000 relating to the Company's workers' compensation insurance program.

Lease Commitments

        The Company is obligated under various operating leases for office space, medical equipment, and an aircraft lease. Total lease expense incurred under these leases was approximately $33.1 million, $25.7 million, $15.7 million, and $2.6 million for the years ended December 31, 2010 and 2009, for the Successor period from February 22, 2008 to December 31, 2008, and for the Predecessor period from January 1, 2008 to February 21, 2008, respectively.

        Future fixed minimum annual lease commitments are as follows at December 31, 2010:

(in thousands):	Commitments	Less Sublease Rentals	Net Rental Commitments
2011	$30,259	$503	$29,756
2012	29,142	503	28,639
2013	27,315	503	26,812
2014	26,898	377	26,521
2015	25,460	—	25,460
Thereafter	237,777	—	237,777

	$376,851	$1,886	$374,965

        The Company leases land and space at its treatment centers under operating lease arrangements expiring in various years through 2044. The majority of the Company's leases provide for fixed rent escalation clauses, ranging from 2.0% to 5.0%, or escalation clauses tied to the Consumer Price Index. The rent expense for leases containing fixed rent escalation clauses or rent holidays is recognized by the Company on a straight-line basis over the lease term. Leasehold improvements made by a lessee are recorded as leasehold improvements. Leasehold improvements are amortized over the shorter of their estimated useful lives (generally 39 years or less) or the related lease term plus anticipated renewals when there is an economic penalty associated with nonrenewal. An economic penalty is deemed to occur when the Company forgoes an economic benefit, or suffers an economic detriment by not renewing the lease. Penalties include, but are not limited to, impairment of existing leasehold improvements, profitability, location, uniqueness of the property within its particular market, relocation costs, and risks associated with potential competitors utilizing the vacated location. Lease incentives received are recorded as accrued rent and amortized as reductions to lease expense over the lease term.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(14) Commitments and Contingencies (Continued)

Concentrations of Credit Risk

        Financial instruments, which subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company maintains its cash in bank accounts with highly rated financial institutions. These accounts may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company grants credit, without collateral, to its patients, most of whom are local residents. Concentrations of credit risk with respect to accounts receivable relate principally to third- party payers, including managed care contracts, whose ability to pay for services rendered is dependent on their financial condition.

Legal Proceedings

        The Company is involved in certain legal actions and claims arising in the ordinary course of its business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

        On September 16, 2010, the Company was served with a civil complaint that was filed against the Company in the United States District Court for the Southern District of New York by TPTCC NY, Inc., The Proton Institute of NY, LLC and NY Medscan LLC. The complaint alleges, among other things, that in connection with a failed business venture between plaintiffs and the Company to provide proton beam therapy (PBT) services in New York City, the Company, certain of its subsidiaries and Norton Travis, the Company's general counsel, misappropriated confidential information and trade secrets of the plaintiffs and conspired in restraint of trade, engaged in unfair competition, and conspired to fix prices in seeking to establish a PBT services business in New York City. The plaintiffs seek to recover at least $350 million in damages, plus punitive damages of up to three times the amount of damages awarded. The Company intends to vigorously defend this suit. In the opinion of the Company's management, the case is without merit. By Order dated February 24, 2011, Judge Jed S. Rakoff granted the Company's motion to dismiss in its entirety dismissing all claims against all defendants including the Company and Mr. Travis.

Acquisitions

        The Company has acquired and plans to continue acquiring businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(14) Commitments and Contingencies (Continued)

Employment Agreements

        The Company is party to employment agreements with several of its employees that provide for annual base salaries, targeted bonus levels, severance pay under certain conditions, and certain other benefits.

(15) Retirement Plan

        The Company has a defined contribution retirement plan under Section 401(a) of the Internal Revenue Code (the Retirement Plan). The Retirement Plan allows all full-time employees after one year of service to defer a portion of their compensation on a pretax basis through contributions to the Retirement Plan. The Company provides for a discretionary match based on a percentage of the employee's annual contribution. At December 31, 2010 and 2009, the Company accrued approximately $0.6 million and $1.5 million, respectively related to the Company's approved discretionary match. No Company match was provided for in 2008.

(16) Stock Option Plan and Restricted Stock Grants

Predecessor

Stock Option Plan

        Prior to the Merger, the Predecessor adopted the 2004 Stock Incentive Plan under which the Company had authorized the issuance of equity-based awards for up to 2,000,000 shares of common stock to provide additional incentive to employees, officers, directors, and consultants. In addition to the shares reserved for issuance under our 2004 Stock Incentive Plan, such Plan also included (i) 1,141,922 shares that were reserved but unissued under the 1997 Plan (ii) shares subject to grants under the 1997 Plan that may again become available as a result of the termination of options or the repurchase of shares issued under the 1997 Plan, and (iii) annual increases in the number of shares available for issuance under the 2004 Stock Incentive Plan on the first day of each fiscal year beginning with the fiscal year beginning in 2005 and ending after the fiscal year beginning in 2014.

        Options generally were granted at the fair market value of the common stock at the date of grant, were exercisable in installments beginning one year from the date of grant, vested over three to ten years and expired ten years after the date of grant.

        Incentive stock options were granted to key employees, including officers, directors, and other selected employees. The exercise price of each option was 100% of the fair market value of the common stock on the date of grant (110% in the case of shareholders that own 10% or more of the outstanding common stock). Nonqualified stock options were granted under the 2004 Stock Incentive Plan to officers, directors, consultants, advisors, and key employees. The exercise price of each option was at least 85% of the fair market value of the common stock on the date of grant.

        At the time of the Merger, all unvested stock options vested in accordance with the change of control provision of the original stock option agreements. According to the Merger Agreement, all stock options outstanding at the time of the Merger were cancelled, and the holder of each such option received an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share of the option, multiplied by the number of shares subject to the option. The Company

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(16) Stock Option Plan and Restricted Stock Grants (Continued)

recorded $1.3 million in compensation expense in the period from January 1, 2008 through February 21, 2008, which is included in salaries and benefits in the consolidated statement of operations and comprehensive loss.

        Transactions are summarized as follows:

Predecessor	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,302,169	$10.88

Exercised*	(1,302,169)	10.88	$25,560,845

Outstanding at end of period February 21, 2008	—	—	—

Options exercisable at December 31, 2007	1,236,267	$11.31	$24,233,774

Options exercisable at end of period February 21, 2008	—	$—	$—

*
706,792 options were settled for cash on February 21, 2008, in connection with the Merger.

Nonvested Restricted Stock

        Prior to the Merger, the Company issued restricted shares, which vested ratably over a three- to five-year period. The fair value of the nonvested restricted shares were measured on the grant date and recognized in earnings over the requisite service period.

        The following table summarizes nonvested stock activity:

Predecessor	Shares	Weighted- Average Grant Date Fair Value
Nonvested balance at December 31, 2007	19,211	31.23
Vested	(19,211)	31.23

Nonvested balance at end of period February 21, 2008	—	$—

        April 1, 2007, the Company granted $1.0 million of restricted stock to a key employee to vest ratably over five years.

        Restricted shares of 19,211 were settled for cash on February 21, 2008, in connection with the Merger. In addition, an additional $1.0 million of restricted stock issued to a key employee on April 1, 2007, was settled for cash on February 21, 2008.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(16) Stock Option Plan and Restricted Stock Grants (Continued)

Successor

        In connection with the Merger, RT Investments adopted a new equity-based plan in February 2008, authorized for issuance under the plan of approximately 1,494,111 units of limited liability company interests consisting of 526,262 Class B Units and 967,849 Class C Units. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. As of December 31, 2010, there were 516,614 Class B Units and 938,359 Class C Units issued and outstanding under the plan and 9,648 Class B Units and 29,490 Class C Units available for future issuance under the plan.

        The Class B Units vest over 48 months. Assuming continued employment of the employee with the Company, 25% vest on the first anniversary of the grant date, and the remaining 75% vest in three equal installments on the second, third, and fourth anniversaries from the grant date. The Class C Units vest annually for 34 months based on certain performance conditions and/or market conditions being met or achieved and, in all cases, assuming continued employment. For the Class C Units, the investment return conditions relate to Vestar receiving a specified multiple on its investment upon a liquidity event. The performance condition relates to the Company achieving certain operating targets, and the market condition relates to holders of Preferred Units and Class A Units receiving a specified multiple on its investment upon a liquidation event. If an employee holder's employment is terminated, RT Investments may repurchase the holder's vested Class B Units and Class C Units. If the termination occurs within 12 months after the relevant measurement date, all of the Class B and Class C Units will be repurchased at the initial purchase price, or cost. If the termination occurs during the following three-year period, the Class B and Class C units may be purchased at fair market value depending on the circumstances of the holder's departure and the date of termination.

        For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using the following assumptions: a term of five years, which is based on the expected term in which the units will be realized; a risk-free interest rate of 2.80% and 1.96% for grants issued in 2008 and 2010, respectively, which is the five-year U.S. federal treasury bond rate consistent with the term assumption; and expected volatility of 38% and 50% for grants issued in 2008 and 2010, respectively, which is based on the historical data of equity instruments of comparable companies.

        The estimated fair value of the units, less an assumed forfeiture rate of 2.7%, is recognized in expense in the Company's financial statements on a straight-line basis over the requisite service periods of the awards for Class B Units. For Class B Units, the requisite service period is 48 months, and for Class C Units, the requisite service period is 34 months only if probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate.

        The Company recorded $1.0 million, $1.0 million and $1.5 million of stock-based compensation expense for the years ended December 31, 2010 and 2009, and for the Successor period from

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(16) Stock Option Plan and Restricted Stock Grants (Continued)

February 22, 2008 through December 31, 2008, which is included in salaries and benefits in the consolidated statements of operations. The summary of activity under the plan is presented below:

Successor	Class B Units Outstanding	Weighted- Average Grant Date Fair Value	Class C Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at beginning of period February 22, 2008	505,212	$8.14	913,408	$7.06
Units granted	4,210	8.14	10,888	7.06
Vested	—	—	(101,490)	7.06

Nonvested balance at end of period December 31, 2008	509,422	$8.14	822,806	$7.06

Units forfeited	(9,473)	8.14	(29,035)	7.06
Vested	(127,356)	8.14	—	—

Nonvested balance at end of period December 31, 2009	372,593	$8.14	793,771	$7.06

Units granted	16,665	10.08	43,099	8.75
Vested	(124,198)	8.14	—	—

Nonvested balance at end of period December 31, 2010	265,060	$8.26	836,870	$7.15

        As of December 31, 2010, there was approximately $1.2 million and $6.0 million of total unrecognized compensation expense related to the Class B Units and Class C Units, respectively. These costs are expected to be recognized over a weighted-average period of 1.3 years for Class B Units and 0.1 years for Class C Units if certain conditions are met.

(17) Related-Party Transactions

        The Company leases certain of its treatment centers and other properties from partnerships, which are majority owned by related parties. The leases are classified in the accompanying financial statements as either operating leases or as finance obligations pursuant to ASC 840, Leases. These related- party leases have expiration dates through May 31, 2039, and they provide for annual payments and executory costs, ranging from approximately $58,000 to $1.6 million. The aggregate payments the Company made to the entities owned by these related parties were approximately $14.5 million, $10.2 million, $5.9 million, and $1.4 million for the years ended December 31, 2010 and 2009, for the Successor period from February 22, 2008 through December 31, 2008, and for the Predecessor period from January 1, 2008 through February 21, 2008, respectively.

        In October 1999, the Company entered into a sublease arrangement with a partnership, which is owned by a related parties to lease space to the partnership for an MRI center in Mount Kisco, New York. Sublease rentals paid by the partnership to the landlord were approximately $673,000, $761,000, $468,000, and $110,000 for the years ended December 31, 2010 and 2009, and for the Successor period

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(17) Related-Party Transactions (Continued)

from February 22, 2008 through December 31, 2008, for the Predecessor period from January 1, 2008 through February 21, 2008, respectively.

        The Company provides billing and collection services to an MRI entity, which is owned by a related party. In addition, the Company charges the MRI entity for certain allocated cost of certain staff that perform services on behalf of the MRI entity. The fees received by the Company for the billing and collection services and for reimbursement of certain allocated costs were approximately $0, $2,000, $158,000, and $42,000 for the years ended December 31, 2010 and 2009, for the Successor period from February 22, 2008 through December 31, 2008, and for the Predecessor period from January 1, 2008 through February 21, 2008, respectively. No balance was due from the MRI entity at December 31, 2010 and 2009.

        The Company is a participating provider in an oncology network, which is partially owned by a related party. The Company provides oncology services to members of the network. Annual payments received by the Company for the services were $867,000, $813,000, $590,000, and $43,000 for the years ended December 31, 2010 and 2009, for the Successor period from February 22, 2008 through December 31, 2008, and for the Predecessor period from January 1, 2008 through February 21, 2008, respectively.

        The Company has a wholly owned subsidiary construction company that provides remodeling and real property improvements at certain of its facilities. In addition, the construction company is frequently engaged to build and construct facilities for lease that are owned by related parties. Payments received by the Company for building and construction fees were approximately $0.5 million, $0.5 million, $7.2 million, and $2.5 million for the years ended December 31, 2010 and 2009, for the Successor period from February 22, 2008 through December 31, 2008, and for the Predecessor period from January 1, 2008 through February 21, 2008, respectively. Amounts due to the Company for the construction services were approximately $223,000 and $258,000 at December 31, 2010 and 2009, respectively.

        The Company purchases medical malpractice insurance from an insurance company owned by a related party. The period of coverage runs from October to September. The premium payments made by the Company were approximately $5.4 million, $6.9 million, $7.4 million, and $0.8 million for the years ended December 31, 2010 and 2009, for the Successor period from February 22, 2008 through December 31, 2008, and for the Predecessor period from January 1, 2008 through February 21, 2008, respectively.

        In California, Delaware, Maryland, Massachusetts, Michigan, Nevada, New York, and North Carolina, the Company maintains administrative services agreements with professional corporations owned by related parties, who are licensed to practice medicine in such states. The Company entered into these administrative services agreements in order to comply with the laws of such states, which prohibit the Company from employing physicians. The administrative services agreements generally obligate the Company to provide treatment center facilities, staff, equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting, and assistance in marketing services. Fees paid to the Company by such professional corporations under the administrative services agreements were approximately $83.5 million, $87.2 million, $80.3 million, and $11.7 million for the years ended December 31, 2010 and 2009, for the

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(17) Related-Party Transactions (Continued)

Successor period from February 22, 2008 through December 31, 2008, and for the Predecessor period from January 1, 2008 through February 21, 2008, respectively. These amounts have been eliminated in consolidation.

        On February 22, 2008, the Company entered into a management agreement with Vestar Capital Partners V, L.P. (Vestar) relating to certain advisory and consulting services for an annual fee equal to the greater of (i) $850,000 or (ii) an amount equal to 1.0% of the Company's consolidated earnings before interest, taxes, depreciation, and amortization for each fiscal year determined as set forth in the Senior Credit Facility. As part of the management agreement, the Company also paid Vestar a management fee of approximately $10.0 million for services rendered in connection with the consummation of the Merger. This management fee was allocated between goodwill, deferred financing costs, and consulting fees. As part of the management agreement, the Company agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages, and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate upon such time that Vestar and its partners and their respective affiliates hold, directly, or indirectly in the aggregate, less than 20% of the voting power of the outstanding voting stock of the Company. During the years ended December 31, 2010 and 2009, during the Successor period from February 22, 2008 through December 31, 2008, the Successor incurred approximately $1.3 million, $1.2 million and $1.1 million, respectively, of management fees and expenses under such agreement.

        On April 22, 2010, affiliates of certain initial purchasers of the $310.0 million in aggregate principal amount 9 7/8% senior subordinated notes due 2017 provided an additional $15.0 million of commitments to the Revolver, and increased the available commitment from $60.0 million to $75.0 million. The Company paid $2.0 million to Vestar Capital Partners V, L.P. for additional transaction advisory services in respect to the incremental amendments to the existing Senior Credit Facility, the additional $15.0 million of commitments to the revolver portion, and the complete refinancing of the senior subordinated notes.

        In January 2009, the Company purchased from family members of a related party (i) a 33% interest in MDLLC, a joint venture which has a 57% interest in the underlying operating entities, and manages 26 radiation therapy treatment centers in South America, Central America and the Caribbean and (ii) a 19% interest in a joint venture, which operates a treatment center in Guatemala for approximately $10.4 million, subject to final determination of the purchase price based on a multiple of historical earnings before interest, taxes, and depreciation and amortization. In January 2010, the Company finalized the amount due for its 33% interest in the joint venture and paid an additional $1.9 million. The transaction has been accounted for under the equity method.

        In 2010, the Company provided medical equipment and parts inventory to Medical Developers, LLC in the amount of approximately $769,000. As of December 31, 2010, amounts due from the sale of the equipment, including accrued interest were approximately $781,000. In connection with the proposed acquisition of Medical Developers, LLC, the Company advanced $500,000 for the purchase and implementation of a new accounting software system.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(18) Subsequent Events

        In January 2011, the Company received a commitment letter (the "Commitment Letter") from DDJ Capital Management, LLC to purchase an aggregate principal amount of $50 million of 9 7/8% Senior Subordinated Notes due 2017 ("New Notes") to be issued by the Company. On March 1, 2011, the Company issued $50 million of the new notes. The proceeds of $48.5 million were used (i) to fund the Company's acquisition of all of the outstanding membership units of Medical Developers, LLC ("MDLLC") and substantially all of the interests of MDLLC's affiliated companies (the "MDLLC Acquisition"), not currently controlled by the Company (ii) to fund transaction costs associated with the MDLLC Acquisition and (iii) for general corporate purposes.

        On March 1, 2011, the Company purchased the remaining 67% interest in Medical Developers, LLC from Bernardo Dosoretz as well as interests in the subsidiaries of Medical Developers, LLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in underlying radiation oncology practices located in South America, Central America and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company consummated these acquisitions for a combined purchase price of approximately $82.4 million, comprised of $47.5 million in cash, issuance of 13,660 units of RT Investments' non-voting preferred equity units and 258,955 units of RT Investments' class A equity units totaling approximately $16.25 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.25 million to the seller and an estimated contingent earn out payment totaling $2.4 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. The preliminary allocation of the purchase price as follows:

Cash	$47,500
Seller financing note	16,250
Company's issuance of equity	16,250
Contingent earn-out	2,400

Total consideration transferred	82,400
Net identifiable assets acquired	12,160

Goodwill	$70,240

        Net identifiable assets includes the following preliminary intangible assets:

Tradename (indefinite life)	$1,500
Non-compete agreement (5 year life)	1,500
Hospital contract arrangements (20 year life)	11,300

$14,300

        The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill of $70.2 million, representing primarily the value of estimated cost savings expected from the transaction. The purchase price allocation is subject to revision as the Company obtains additional

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(18) Subsequent Events (Continued)

information, including the final closing of the balance sheet as of March 1, 2011, finalization of the earn-out valuation, final valuation of the consideration of equity and valuation of the intangibles and hard assets by a third party valuation consulting firm.

        The following unaudited pro forma financial information is presented as if the purchase of the Carolina Regional Cancer Center, P.A. and the purchase of the additional interests in Medical Developers, LLC and Clinica de Radioterapia La Asuncion S.A. acquisition had occurred as of January 1, 2009. The pro forma financial information is not necessarily indicative of what the Company's results of operations actually would have been had the Company completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined company:

	Successor
(in thousands):	Year Ended December 31, 2010	Year Ended December 31, 2009
Pro forma total revenues	$603,875	$580,006
Pro forma net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(110,217)	(6,336)

(19) Unaudited Quarterly Financial Information

        The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein.

	Successor
	2010
(in thousands):	December 31	September 30	June 30	March 31
Total revenues	$137,523	$137,001	$134,906	$134,533
Net loss	(102,292)	(2,416)	(8,083)	(999)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(102,333)	(2,332)	(9,017)	(1,806)

	Successor
	2009
(in thousands):	December 31	September 30	June 30	March 31
Total revenues	$128,284	$125,141	$135,505	$135,554
Net (loss) income	(3,558)	(3,466)	245	(936)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(4,191)	(4,280)	133	(1,212)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(20) Supplemental Consolidating Financial Information

        Radiation Therapy Services, Inc.'s (RTS) payment obligations under the senior subordinated notes are guaranteed by Radiation Therapy Services Holdings, Inc. (Parent) and certain domestic subsidiaries of RTS (Subsidiary Guarantors and, collectively with Parent, the Guarantors). The consolidated joint ventures and professional corporations of the Company are non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Parent, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investments of Parent and RTS using the equity method of accounting.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING BALANCE SHEETS
SUCCESSOR AS OF DECEMBER 31, 2010
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$279	$80	$8,637	$4,981	$—	$13,977
Accounts receivable, net	—	—	43,901	19,670	—	63,571
Intercompany receivables	—	—	71,519	—	(71,519)	—
Income taxes receivable	—	—	—	—	—	—
Prepaid expenses	—	45	6,549	375	—	6,969
Inventories	—	—	1,410	16	—	1,426
Deferred income taxes	(517)	1,553	1,240	—	—	2,276
Other	7	—	2,676	851	—	3,534

Total current assets	(231)	1,678	135,932	25,893	(71,519)	91,753
Equity investments in joint ventures	496,340	1,028,910	44,011	—	(1,549,125)	20,136
Property and equipment, net	—	—	207,250	22,415	—	229,665
Real estate subject to finance obligation	—	—	8,100	—	—	8,100
Goodwill	—	114,064	644,699	12,135	—	770,898
Intangible assets, net	—	12,978	71,783	475	—	85,236
Other assets	—	16,963	4,420	9,159	—	30,542
Intercompany note receivable	—	—	—	—	—	—

Total assets	$496,109	$1,174,593	$1,116,195	$70,077	$(1,620,644)	$1,236,330

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$624	$17,880	$3,384	$—	$21,888
Intercompany payables	841	59,758	—	11,037	(71,636)	—
Accrued expenses	—	6,378	26,260	3,127	—	35,765
Income taxes payable	442	(3,980)	9,405	(471)	598	5,994
Current portion of long-term debt	—	—	8,780	—	—	8,780
Current portion of finance obligation	—	—	53	—	—	53
Other current liabilities	—	—	197	—	—	197

Total current liabilities	1,283	62,780	62,575	17,077	(71,038)	72,677
Long-term debt, less current portion	—	580,645	9,406	—	—	590,051
Finance obligation, less current portion	—	—	8,515	—	—	8,515
Other long-term liabilities	—	4,966	10,002	1,013	—	15,981
Deferred income taxes	(2,223)	29,862	6,648	(335)	(425)	33,527
Intercompany note payable	—	—	—	—	—	—

Total liabilities	(940)	678,253	97,146	17,755	(71,463)	720,751
Noncontrolling interests—redeemable	—	—	—	—	7,371	7,371
Total Radiation Therapy Services Holdings, Inc. shareholder's equity	497,049	496,340	1,019,049	52,322	(1,567,711)	497,049
Noncontrolling interests—nonredeemable	—	—	—	—	11,159	11,159

Total equity	497,049	496,340	1,019,049	52,322	(1,556,552)	508,208

Total liabilities and equity	$496,109	$1,174,593	$1,116,195	$70,077	$(1,620,644)	$1,236,330

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS
SUCCESSOR YEAR ENDED DECEMBER 31, 2010
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$391,643	$144,270	$—	$535,913
Other revenue	—	—	6,377	672	—	7,049
(Loss) income from equity investment	(113,441)	(48,528)	4,354	—	158,616	1,001
Intercompany revenue	—	569	81,966	—	(82,535)	—

Total revenues	(113,441)	(47,959)	484,340	144,942	76,081	543,963
Expenses:
Salaries and benefits	1,030	—	244,692	36,580	—	282,302
Medical supplies	—	—	40,779	2,248	—	43,027
Facility rent expenses	—	—	25,166	2,719	—	27,885
Other operating expenses	—	—	23,965	3,138	—	27,103
General and administrative expenses	2	2,669	59,567	3,560	—	65,798
Depreciation and amortization	—	—	42,864	3,482	—	46,346
Provision for doubtful accounts	—	—	3,566	5,265	—	8,831
Interest expense, net	(9)	54,934	4,011	(431)	—	58,505
Loss on sale of assets of a radiation treatment center	—	—	1,903	—	—	1,903
Early extinguishment of debt	—	10,947	—	—	—	10,947
Impairment Loss	—	—	97,916	—	—	97,916
Intercompany expenses	—	—	—	82,703	(82,703)	—

Total expenses	1,023	68,550	544,429	139,264	(82,703)	670,563

(Loss) income before income taxes	(114,464)	(116,509)	(60,089)	5,678	158,784	(126,600)
Income tax (benefit) expense	(454)	(1,389)	(11,142)	6	169	(12,810)

Net (loss) income	(114,010)	(115,120)	(48,947)	5,672	158,615	(113,790)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,698)	(1,698)

Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(114,010)	$(115,120)	$(48,947)	$5,672	$156,917	$(115,488)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS
SUCCESSOR YEAR ENDED DECEMBER 31, 2010
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(114,010)	$(115,120)	$(48,947)	$5,672	$158,615	$(113,790)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	35,581	3,430	—	39,011
Amortization	—	—	7,283	52	—	7,335
Deferred rent expense	—	—	895	285	—	1,180
Deferred income tax provision (benefit)	(1,627)	(1,335)	(15,976)	(335)	(425)	(19,698)
Stock-based compensation	1,030	—	—	—	—	1,030
Impairment Loss	—	—	97,916	—	—	97,916
Provision for doubtful accounts	—	—	3,566	5,265	—	8,831
Loss on the sale of property and equipment	—	—	734	—	—	734
Loss on sale of assets of a radiation treatment center	—	—	1,903	—	—	1,903
Write off of pro-rata debt discount	—	494	—	—	—	494
Write off of loan costs	—	1,593	—	—	—	1,593
Early Extinguishment of debt	—	10,947	—	—	—	10,947
Amortization of debt discount	—	791	—	—	—	791
Amortization of loan costs	—	3,350	—	—	—	3,350
Equity interest in net earnings of joint ventures	113,441	48,528	(4,354)	—	(158,616)	(1,001)
Distribution received from unconsolidated joint ventures	—	—	980	—	—	980
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(11,660)	(4,406)	—	(16,066)
Income taxes receivable / payable	442	1,220	4,178	39	598	6,477
Inventories	—	—	103	4	—	107
Prepaid expenses	—	(1)	4,214	212	—	4,425
Intercompany payable / receivable	732	10,900	(9,804)	(1,656)	(172)	—
Accounts payable	—	379	8,071	4	—	8,454
Accrued expenses	—	(4,483)	8,632	(163)	5	3,991

Net cash provided by (used in) operating activities	8	(42,737)	83,315	8,403	5	48,994
Cash flows from investing activities
Purchases of property and equipment	—	—	(43,260)	(521)	—	(43,781)
Acquisition of radiation centers	—	—	(43,388)	—	—	(43,388)
Purchase of joint venture interests	—	(1,000)	—	—	—	(1,000)
Proceeds from the sale of property and equipment	—	—	1,693	—	—	1,693
Repayments from (loans to) employees	—	—	457	—	—	457
Intercompany notes to / from affiliates	—	500	—	(500)	—	—
Contribution of capital to joint venture entities	—	(8,000)	(3,711)	—	8,000	(3,711)
Proceeds from sale of equity interest in joint venture	—	—	300	308	(608)	—
Distributions received from joint venture	—	1,166	4,140	—	(5,279)	27
Change in other assets and other liabilities	—	(2,005)	(826)	28	(5)	(2,808)

Net cash provided by (used in) investing activities	—	(9,339)	(84,595)	(685)	2,108	(92,511)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $1,950)	—	316,550	—	—	—	316,550
Principal repayments of debt	—	(260,667)	(10,628)	—	—	(271,295)
Repayments of finance obligation	—	—	(302)	—	—	(302)
Payment of call premium on senior subordinated notes	—	(5,250)	—	—	—	(5,250)
Proceeds from equity contribution	156	—	8,000	—	(8,000)	156
Payments of notes receivable from shareholder	50	—	—	—	—	50
Proceeds from issuance of noncontrolling interest	—	—	—	—	608	608
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(3,176)	(3,176)
Deconsolidation of noncontrolling interest	—	—	—	(14)	—	(14)
Payments of loan costs	—	(12,791)	—	—	—	(12,791)
Cash distributions to shareholders	—	—	—	(8,455)	8,455	—

Net cash provided by (used in) financing activities	206	37,842	(2,930)	(8,469)	(2,113)	24,536

Net increase (decrease) in cash and cash equivalents	214	(14,234)	(4,210)	(751)	—	(18,981)
Cash and cash equivalents, beginning of period	65	14,314	12,847	5,732	—	32,958

Cash and cash equivalents, end of period	$279	$80	$8,637	$4,981	$—	$13,977

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING BALANCE SHEETS
SUCCESSOR AS OF DECEMBER 31, 2009
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65	$14,314	$12,847	$5,732	$—	$32,958
Accounts receivable, net	—	—	35,807	22,208	—	58,015
Intercompany receivables	—	—	34,432	—	(34,432)	—
Income taxes receivable	—	5,200	(5,227)	510	—	483
Prepaid expenses	—	44	7,160	353	—	7,557
Inventories	—	—	1,416	20	—	1,436
Deferred income taxes	—	7,445	1,214	—	—	8,659
Other	7	5	6,097	49	(5)	6,153

Total current assets	72	27,008	93,746	28,872	(34,437)	115,261
Equity investments in joint ventures	610,256	1,027,225	41,949	—	(1,660,767)	18,663
Property and equipment, net	—	—	203,326	22,453	—	225,779
Real estate subject to finance obligation	—	—	74,248	—	—	74,248
Goodwill	—	128,711	685,617	12,313	—	826,641
Intangible assets, net	—	13,881	77,863	527	—	92,271
Other assets	—	11,675	6,433	8,254	—	26,362
Intercompany note receivable	—	500	—	—	(500)	—

Total assets	$610,328	$1,209,000	$1,183,182	$72,419	$(1,695,704)	$1,379,225

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$245	$9,772	$3,078	$—	$13,095
Intercompany payables	109	21,564	—	12,679	(34,352)	—
Accrued expenses	—	10,861	20,918	3,333	(5)	35,107
Current portion of long-term debt	—	3,470	10,491	—	—	13,961
Current portion of finance obligation	—	—	1,128	—	—	1,128
Other current liabilities	—	2,000	—	—	—	2,000

Total current liabilities	109	38,140	42,309	19,090	(34,357)	65,291
Long-term debt, less current portion	—	516,871	18,227	—	—	535,098
Finance obligation, less current portion	—	—	76,102	—	—	76,102
Other long-term liabilities	—	7,695	6,269	912	—	14,876
Deferred income taxes	(79)	36,038	22,598	—	—	58,557
Intercompany note payable	—	—	—	500	(500)	—

Total liabilities	30	598,744	165,505	20,502	(34,857)	749,924
Noncontrolling interests—redeemable	—	—	—	—	7,294	7,294
Total Radiation Therapy Services Holdings, Inc. shareholder's equity	610,298	610,256	1,017,677	51,917	(1,679,850)	610,298
Noncontrolling interests—nonredeemable	—	—	—	—	11,709	11,709

Total equity	610,298	610,256	1,017,677	51,917	(1,668,141)	622,007

Total liabilities and equity	$610,328	$1,209,000	$1,183,182	$72,419	$(1,695,704)	$1,379,225

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS
SUCCESSOR YEAR ENDED DECEMBER 31, 2009
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$369,728	$147,918	$—	$517,646
Other revenue	—	—	4,755	1,203	—	5,958
(Loss) income from equity investment	(6,795)	52,672	4,614	—	(49,611)	880
Intercompany revenue	—	845	86,862	—	(87,707)	—

Total revenues	(6,795)	53,517	465,959	149,121	(137,318)	524,484
Expenses:
Salaries and benefits	962	—	219,734	38,836	—	259,532
Medical supplies	—	—	43,913	1,448	—	45,361
Facility rent expenses	—	—	19,964	2,142	—	22,106
Other operating expenses	—	—	21,268	3,130	—	24,398
General and administrative expenses	2	739	50,653	3,143	—	54,537
Depreciation and amortization	—	—	43,605	2,811	—	46,416
Provision for doubtful accounts	—	—	8,526	4,345	—	12,871
Interest expense, net	(10)	53,831	9,031	(350)	—	62,502
Impairment loss	—	—	3,470	4	—	3,474
Intercompany expenses	—	—	—	87,707	(87,707)	—

Total expenses	954	54,570	420,164	143,216	(87,707)	531,197

(Loss) income before income taxes	(7,749)	(1,053)	45,795	5,905	(49,611)	(6,713)
Income tax (expense) benefit	—	7,680	(6,460)	(218)	—	1,002

Net (loss) income	(7,749)	(8,733)	52,255	6,123	(49,611)	(7,715)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,835)	(1,835)

Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(7,749)	$(8,733)	$52,255	$6,123	$(51,446)	$(9,550)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS
SUCCESSOR YEAR ENDED DECEMBER 31, 2009
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(7,749)	$(8,733)	$52,255	$6,123	$(49,611)	$(7,715)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	—	29,211	2,626	—	31,837
Amortization	—	—	14,394	185	—	14,579
Deferred rent expense	—	—	2,170	1,029	—	3,199
Deferred income tax provision	(34)	(6,825)	5,524	—	—	(1,335)
Stock-based compensation	962	—	—	—	—	962
Impairment loss	—	—	3,470	4	—	3,474
Provision for doubtful accounts	—	—	8,526	4,345	—	12,871
Loss on the sale of property and equipment	—	—	1,345	(4)	—	1,341
Write-off of acquisition-related costs	—	—	812	—	—	812
Amortization of debt discount	—	1,208	—	—	—	1,208
Amortization of loan costs	—	2,850	—	—	—	2,850
Equity interest in net earnings of joint ventures	6,795	(52,672)	(4,614)	—	49,611	(880)
Changes in operating assets and liabilities:
Accounts receivable	—	—	(58)	(3,732)	—	(3,790)
Income taxes receivable and other receivables	—	10,910	2,776	(545)	—	13,141
Inventories	—	—	14	(4)	—	10
Prepaid expenses	—	(2)	1,670	338	—	2,006
Intercompany payable / receivable	58	64,302	(64,057)	(303)	—	—
Accounts payable	—	(98)	(1,464)	597	—	(965)
Accrued expenses	—	(627)	(1,280)	(300)	(6)	(2,213)

Net cash provided by (used in) operating activities	32	10,313	50,694	10,359	(6)	71,392
Cash flows from investing activities
Purchases of property and equipment	—	—	(33,838)	(1,605)	—	(35,443)
Acquisition of radiation centers	—	—	(2,449)	—	—	(2,449)
Restricted cash associated with earn-out provisions of acquisitions	—	—	2,269	—	—	2,269
Purchase of joint venture interests	—	—	(13,593)	—	—	(13,593)
Proceeds from the sale of property and equipment	—	—	39	105	—	144
Repayments from (loans to) employees	—	—	451	27	—	478
Contribution of capital to joint venture entities	—	—	(2,665)	—	279	(2,386)
Proceeds from sale of equity interest in joint venture	—	—	250	385	(635)	—
Distributions received from joint venture	—	1,142	3,959	—	(5,101)	—
Change in other assets and other liabilities	3	(1,976)	(1,464)	239	6	(3,192)

Net cash provided by (used in) investing activities	3	(834)	(47,041)	(849)	(5,451)	(54,172)
Cash flows from financing activities
Principal repayments of debt	—	(18,768)	(10,925)	—	—	(29,693)
Repayments of finance obligation	—	—	(1,242)	—	—	(1,242)
Payments of notes receivable from shareholder	25	—	—	—	—	25
Proceeds from issuance of noncontrolling interest	—	—	—	—	356	356
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(2,876)	(2,876)
Cash distributions to shareholders	—	—	—	(7,977)	7,977	—

Net cash provided by (used in) financing activities	25	(18,768)	(12,167)	(7,977)	5,457	(33,430)

Net increase (decrease) in cash and cash equivalents	60	(9,289)	(8,514)	1,533	—	(16,210)
Cash and cash equivalents, beginning of period	5	23,603	21,361	4,199	—	49,168

Cash and cash equivalents, end of period	$65	$14,314	$12,847	$5,732	—	$32,958

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS
SUCCESSOR PERIOD FROM FEBRUARY 22 TO DECEMBER 31, 2008
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$294,173	$119,132	$—	$413,305
Other revenue	—	43	5,711	228	—	5,982
(Loss) income from equity investment	(10,490)	37,964	1,534	—	(29,126)	(118)
Intercompany revenue	—	186	71,918	—	(72,104)	—

Total revenues	(10,490)	38,193	373,336	119,360	(101,230)	419,169
Expenses:
Salaries and benefits	1,524	500	174,303	29,832	—	206,159
Medical supplies	—	—	30,950	1,595	—	32,545
Facility rent expenses	—	—	12,943	840	—	13,783
Other operating expenses	—	—	15,150	1,877	—	17,027
General and administrative expenses	1	2,057	38,746	2,589	—	43,393
Depreciation and amortization	—	—	30,676	1,933	—	32,609
Provision for doubtful accounts	—	—	12,283	5,613	—	17,896
Interest expense, net	(10)	50,803	4,609	(302)	—	55,100
Gain on sale of interest in a radiation practice	—	—	(3,113)	—	—	(3,113)
Termination of professional services agreement	—	—	7,000	—	—	7,000
Loss on sale of real estate	—	—	1,036	—	—	1,036
Intercompany expenses	—	2,711	—	69,393	(72,104)	—

Total expenses	1,515	56,071	324,583	113,370	(72,104)	423,435

(Loss) income before income taxes	(12,005)	(17,878)	48,753	5,990	(29,126)	(4,266)
Income tax (expense) benefit	—	(14,058)	11,714	931	—	(1,413)

Net (loss) income	(12,005)	(3,820)	37,039	5,059	(29,126)	(2,853)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(2,483)	(2,483)

Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(12,005)	$(3,820)	$37,039	$5,059	$(31,609)	$(5,336)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS
SUCCESSOR PERIOD FROM FEBRUARY 22 TO DECEMBER 31, 2008
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(12,005)	$(3,820)	$37,039	$5,059	$(29,126)	$(2,853)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	—	18,670	1,853	—	20,523
Amortization	—	—	12,006	80	—	12,086
Deferred rent expense	—	(20)	1,081	75	—	1,136
Deferred income tax provision	(45)	4,289	(6,009)	—	—	(1,765)
Stock-based compensation	1,524	—	—	—	—	1,524
Provision for doubtful accounts	—	—	12,283	5,613	—	17,896
Gain on sale of an interest in a radiation practice	—	—	(3,113)	—	—	(3,113)
Loss on the sale of property and equipment	—	—	1,075	—	—	1,075
Extinguishment of debt	—	4,808	—	—	—	4,808
Amortization of debt discount	—	951	—	—	—	951
Amortization of loan costs	—	2,359	—	—	—	2,359
Equity interest in net earnings of joint ventures	10,490	(37,964)	(1,534)	—	29,126	118
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(85)	(4,793)	—	(4,878)
Income taxes receivable	—	(10,791)	14,193	35	—	3,437
Inventories	—	—	84	56	—	140
Prepaid expenses	—	81	(683)	(10)	—	(612)
Intercompany payable / receivable	51	3,489	2,130	(5,670)	—	—
Accounts payable	—	(803)	984	803	—	984
Accrued expenses	—	9,692	3,458	(24)	5	13,131

Net cash provided by (used in) operating activities	15	(27,729)	91,579	3,077	5	66,947
Cash flows from investing activities
Purchases of property and equipment	—	—	(31,527)	(593)	—	(32,120)
Acquisition of radiation centers	—	—	(71,624)	—	—	(71,624)
Restricted cash associated with earn-out provisions of acquisitions	—	—	(2,269)	—	—	(2,269)
Purchase of joint venture interests	—	—	(1,337)	—	—	(1,337)
Proceeds from the sale of property and equipment	—	—	40,423	—	—	40,423
Repayments from (loans to) employees	—	—	156	95	—	251
Intercompany Notes to/from Affiliates	—	—	149	(149)	—	—
Contribution of capital to joint venture entities	(174)	(9)	(9)	—	183	(9)
Proceeds from sale of equity interest in joint venture	—	—	80	—	(80)	—
Distributions received from joint venture	—	514	418	—	(932)	—
Change in other assets and other liabilities	(10)	(2)	(1,828)	252	(5)	(1,593)

Net cash provided by (used in) investing activities	(184)	503	(67,368)	(395)	(834)	(68,278)
Cash flows from financing activities
Proceeds from issuance of debt	—	266,375	3,180	—	—	269,555
Principal repayments of debt	—	(213,762)	(9,902)	—	—	(223,664)
Repayments of finance obligation	—	—	(512)	—	—	(512)
Proceeds from equity contribution	174	174	—	9	(183)	174
Proceeds from issuance of noncontrolling interest	—	—	—	—	80	80
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(688)	(688)
Cash distributions to shareholders	—	—	—	(1,620)	1,620	—
Payments of loan costs	—	(1,924)	—	—	—	(1,924)

Net cash provided by (used in) financing activities	174	50,863	(7,234)	(1,611)	829	43,021

Net increase (decrease) in cash and cash equivalents	5	23,637	16,977	1,071	—	41,690
Cash and cash equivalents, beginning of period	—	(34)	4,384	3,128	—	7,478

Cash and cash equivalents, end of period	$5	$23,603	$21,361	$4,199	—	$49,168

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS
PREDECESSOR PERIOD FROM JANUARY 1 TO FEBRUARY 21, 2008
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$56,575	$20,352	$—	$76,927
Other revenue	—	—	1,084	56	—	1,140
Income (loss) from equity investment	—	10,790	(199)	—	(10,552)	39
Intercompany revenue	—	103	11,886	—	(11,989)	—

Total revenues	—	10,893	69,346	20,408	(22,541)	78,106
Expenses:
Salaries and benefits	—	829	35,011	6,369	—	42,209
Medical supplies	—	—	2,575	349	—	2,924
Facility rent expenses	—	—	2,125	144	—	2,269
Other operating expenses	—	—	2,718	384	—	3,102
General and administrative expenses	—	12,478	7,398	464	—	20,340
Depreciation and amortization	—	—	4,938	409	—	5,347
Provision for doubtful accounts	—	—	3,197	592	—	3,789
Interest expense, net	—	3,710	1,083	(72)	—	4,721
Early extinguishment of debt	—	3,688	—	—	—	3,688
Intercompany expenses	—	—	—	11,989	(11,989)	—

Total expenses	—	20,705	59,045	20,628	(11,989)	88,389

(Loss) income before income taxes	—	(9,812)	10,301	(220)	(10,552)	(10,283)
Income tax (expense) benefit	—	1,042	(527)	55	—	570

Net (loss) income	—	(10,854)	10,828	(275)	(10,552)	(10,853)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(19)	(19)

Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$—	$(10,854)	$10,828	$(275)	$(10,571)	$(10,872)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 and 2008

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS
PREDECESSOR PERIOD FROM JANUARY 1 TO FEBRUARY 21, 2008
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$—	$(10,854)	$10,828	$(275)	$(10,552)	$(10,853)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	—	4,589	398	—	4,987
Amortization	—	—	349	11	—	360
Deferred rent expense	—	(1)	272	12	—	283
Deferred income tax provision	—	(3,001)	831	—	—	(2,170)
Stock-based compensation	—	1,329	—	—	—	1,329
Tax benefit from stock option exercise	—	(9,239)	—	—	—	(9,239)
Provision for doubtful accounts	—	—	3,197	592	—	3,789
Loss on the sale of property and equipment	—	—	7	—	—	7
Extinguishment of debt	—	2,639	—	—	—	2,639
Non-cash expenses related to merger	—	10,094	—	—	—	10,094
Equity interest in net (earnings) loss of joint ventures	—	(10,790)	199	—	10,552	(39)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(9,476)	(1,380)	—	(10,856)
Income taxes receivable	—	13,116	(10,372)	(5)	—	2,739
Inventories	—	—	(79)	(2)	—	(81)
Prepaid expenses	—	9	815	169	—	993
Intercompany payable / receivable	—	(9,141)	7,081	2,060	—	—
Accounts payable	—	237	(3,287)	(121)	—	(3,171)
Accrued expenses	—	4,768	1,842	(215)	5	6,400

Net cash provided by (used in) operating activities	—	(10,834)	6,796	1,244	5	(2,789)
Cash flows from investing activities
Purchases of property and equipment	—	—	(7,233)	(296)	—	(7,529)
Acquisition of radiation centers	—	—	(113)	—	—	(113)
Repayments from (loans to) employees	—	—	(2)	26	—	24
Intercompany notes to/from affiliates	—	—	16	(16)	—	—
Distributions received from joint venture	—	156	936	—	(1,092)	—
Change in other assets and other liabilities	—	(12,446)	(72)	2	(5)	(12,521)

Net cash provided by (used in) investing activities	—	(12,290)	(6,468)	(284)	(1,097)	(20,139)
Cash flows from financing activities
Principal repayments of debt	—	(51)	(2,420)	—	—	(2,471)
Repayments of finance obligation	—	—	(114)	—	—	(114)
Proceeds from exercise of stock options	—	14,164	—	—	—	14,164
Tax benefit from stock option exercises	—	9,239	—	—	—	9,239
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(448)	(448)
Payment of loan costs	—	(274)	—	—	—	(274)
Cash distributions to shareholders	—	—	—	(1,540)	1,540	—

Net cash provided by (used in) financing activities	—	23,078	(2,534)	(1,540)	1,092	20,096

Net increase (decrease) in cash and cash equivalents	—	(46)	(2,206)	(580)	—	(2,832)
Cash and cash equivalents, beginning of period	—	12	6,590	3,708	—	10,310

Cash and cash equivalents, end of period	$—	$(34)	$4,384	$3,128	—	$7,478

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2011.

RADIATION THERAPY SERVICES HOLDINGS, INC. (Registrants)
By:	/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D. Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ JAMES L. ELROD, JR. James L. Elrod, Jr.	President and Director	March 11, 2011
/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011
/s/ KERRIN E. GILLESPIE Kerrin E. Gillespie	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2011
/s/ JOSEPH BISCARDI Joseph Biscardi	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2011
/s/ BRYAN J. CAREY Bryan J. Carey	Director	March 11, 2011
/s/ ANIL SHRIVASTAVA Anil Shrivastava	Director	March 11, 2011
/s/ ERIN L. RUSSELL Erin L. Russell	Vice President and Director	March 11, 2011

Name	Title	Date

/s/ JAMES H. RUBENSTEIN, M.D. James H. Rubenstein, M.D.	Director	March 11, 2011
/s/ HOWARD M. SHERIDAN, M.D. Howard M. Sheridan, M.D.	Director	March 11, 2011

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering the registrant's last fiscal year and no proxy material have been sent to security holders with respect to any annual or other meeting of security holders.

EXHIBIT INDEX

Exhibit Number	Description
1.1	Purchase Agreement, dated as of March 1, 2011, among Radiation Therapy Services, Inc., the guarantors named therein and the several purchasers named in Schedule I thereto, incorporated herein by reference to Exhibit 1.1 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.
2.1
Membership Interest Purchase Agreement, dated January 1, 2009, among Radiation Therapy Services International, Inc., Medical Developers, LLC, Lisdey, S.A., Alejandro Dosoretz and Bernardo Dosoretz, for the purchase of membership interests in Medical Developers, LLC, incorporated herein by reference to Exhibit 2.1 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.*
2.2
Stock Purchase Agreement, dated as of April 1, 2010, by and among 21st Century Oncology of South Carolina, LLC, R. Steven Bass, M.D., Paul Goetowski, M.D. and Todd Williams, M.D. concerning the purchase of all of the outstanding capital stock of Carolina Regional Cancer Center, P.A., incorporated herein by reference to Exhibit 2.2 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
3.1
Amended and Restated Articles of Incorporation of Radiation Therapy Services, Inc. (as successor to RTS MergerCo, Inc.), incorporated herein by reference to Exhibit 3.1 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
3.2
Bylaws of Radiation Therapy Services, Inc. (as successor to RTS MergerCo, Inc.), incorporated herein by reference to Exhibit 3.2 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
3.3
Certificate of Incorporation of Radiation Therapy Services Holdings, Inc., incorporated herein by reference to Exhibit 3.3 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
3.4	Certificate of Amendment of the Certificate of Incorporation of Radiation Therapy Services Holdings, Inc.
3.5
Bylaws of Radiation Therapy Services Holdings, Inc., incorporated herein by reference to Exhibit 3.4 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
4.1
Registration Rights Agreement, dated April 20, 2010, by and among Radiation Therapy Services, Inc., the guarantors named therein as guarantors, Wells Fargo Securities, LLC, Barclays Capital Inc., Banc of America Securities LLC, Daiwa Capital Markets America, Inc. and Fifth Third Securities, Inc., incorporated herein by reference to Exhibit 4.1 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
4.2
Indenture, dated April 20, 2010, by and among Radiation Therapy Services, Inc., each guarantor named therein as guarantors and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.2 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
4.3
First Supplemental Indenture, dated as of June 24, 2010, by and among Phoenix Management Company, LLC, Carolina Regional Cancer Center, LLC, Atlantic Urology Clinics, LLC, Radiation Therapy Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.3 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
4.4	Second Supplemental Indenture, dated as of September 29, 2010, by and Derm-Rad Investment Company, LLC, 21st Century Oncology of Pennsylvania, Inc., Gettysburg Radiation, LLC, Carolina Radiation and Cancer Treatment Center, Inc., 21st Century Oncology of Kentucky, LLC, New England Radiation Therapy Management Services, Inc. and Radiation Therapy School for Radiation Therapy Technology, Inc., Radiation Therapy Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.4 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
4.5
Third Supplemental Indenture, dated as of March 1, 2011, by and among Radiation Therapy Services, Inc. each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.1 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.
4.6	Form of Notes, incorporated herein by reference to Exhibit 4.2 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.
10.1
Credit Agreement, dated February 21, 2008, by and among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.2
Amendment No. 1, dated August 15, 2008, to the Credit Agreement, dated February 21, 2008, by and among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein, incorporated herein by reference to Exhibit 10.2 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010..
10.3
Amendment No. 2, dated April 1, 2010, to the Credit Agreement, dated February 21, 2008, by and among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein, incorporated herein by reference to Exhibit 10.3 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.4
Incremental Amendment, dated April 22, 2010, to the Credit Agreement dated February 21, 2008, by and among the Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein and Barclays Bank PLC, as Incremental Revolving Lender, incorporated herein by reference to Exhibit 10.4 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.5	Incremental Amendment, dated April 22, 2010, to the Credit Agreement dated February 21, 2008, by and among the Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein and Bank of America, N.A., as Incremental Revolving Lender, incorporated herein by reference to Exhibit 10.5 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.6
Waiver and Amendment No. 3, dated May 3, 2010, to the Credit Agreement, dated February 21, 2008, by and among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein, incorporated herein by reference to Exhibit 10.6 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.7
Management Agreement, dated February 21, 2008, among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., Radiation Therapy Investments, LLC and Vestar Capital Partners, Inc., incorporated herein by reference to Exhibit 10.7 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.8
Amended and Restated Securityholders Agreement, dated March 25, 2008, by and among Radiation Therapy Investments, LLC and the other Securityholders party thereto, incorporated herein by reference to Exhibit 10.8 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.9
Form of Management Stock Contribution and Unit Subscription Agreement (Preferred Units and Class A Units), incorporated herein by reference to Exhibit 10.9 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.10
Management Stock Contribution and Unit Subscription Agreement (Preferred Units and Class A Units), dated February 21, 2008, by and between Radiation Therapy Investments, LLC and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.10 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.11
Form of Management Unit Subscription Agreement (Class B Units and Class C Units), incorporated herein by reference to Exhibit 10.11 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.12
Purchase and Sale Agreement, dated September 30, 2008, among Nationwide Health Properties, Inc., 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., Maryland Radiation Therapy Management Services, LLC f/k/a Maryland Radiation Therapy Management Services, Inc., Phoenix Management Company, LLC and American Consolidated Technologies, LLC for certain properties located in Florida, Maryland and Michigan, incorporated herein by reference to Exhibit 10.12 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.13	Master Lease, dated September 30, 2008, among Nationwide Health Properties, Inc., 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., Maryland Radiation Therapy Management Services, LLC f/k/a Maryland Radiation Therapy Management Services, Inc., Phoenix Management Company, LLC and American Consolidated Technologies, LLC for certain facilities located in Florida, Maryland and Michigan, incorporated herein by reference to Exhibit 10.3 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.14
Master Lease, dated March 31, 2010, as amended by that certain First Amendment to Master Lease, dated April 15, 2010, among Theriac Rollup, LLC, and its wholly-owned subsidiaries as Landlord and Arizona Radiation Therapy Management Services, Inc., 21st Century Oncology, LLC, 21st Century Oncology Management Services, Inc., 21st Century Oncology of El Segundo, LLC, 21st Century Oncology of Kentucky, LLC, Nevada Radiation Therapy Management Services, Inc., West Virginia Radiation Therapy Services, Inc., 21st Century Oncology of New Jersey, Inc., Central Massachusetts Comprehensive Cancer Center, LLC, Jacksonville Radiation Therapy Services, Inc., 21st Century Oncology of Jacksonville, Inc., California Radiation Therapy Management Services, Inc. and Palms West Radiation Therapy, LLC, collectively as Tenant for certain facilities located in Arizona, California, Florida, Kentucky, Massachusetts, New Jersey, Nevada and West Virginia, as guaranteed by Radiation Therapy Services, Inc, incorporated herein by reference to Exhibit 10.14 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.15
Lease, dated December 29, 2009, between Theriac Enterprises of Peoria, LLC and Arizona Radiation Therapy Management Services, Inc., for premises in Peoria, Arizona, incorporated herein by reference to Exhibit 10.15 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.16
Lease, dated December 29, 2009, between Theriac Enterprises of Gilbert, LLC and Arizona Radiation Therapy Management Services, Inc., for premises in Gilbert, Arizona, incorporated herein by reference to Exhibit 10.16 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.17
Lease, dated December 29, 2009, between Theriac Enterprises of Rancho Mirage, LLC and California Radiation Therapy Management Services, Inc., for premises in Rancho Mirage, California, incorporated herein by reference to Exhibit 10.17 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.18
Lease, dated December 29, 2009, between Theriac Enterprises of Bradenton, LLC and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Lakewood Ranch, Florida, incorporated herein by reference to Exhibit 10.18 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.19
Lease, dated December 29, 2009, between Theriac Enterprises of Hammonton, LLC and 21st Century Oncology of New Jersey, Inc., for premises in Hammonton, New Jersey, incorporated herein by reference to Exhibit 10.19 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.20
Lease, dated effective December 11, 2008, between Theriac Enterprises of Jacksonville, LLC and 21st Century Oncology of Jacksonville, Inc., for premises in Jacksonville, Florida, incorporated herein by reference to Exhibit 10.20 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.21	Master Lease Agreement, dated December 21, 2010, between Theriac Rollup 2, LLC and West Virginia Radiation Therapy Services, Inc. for premises in Princeton, West Virginia.

Exhibit Number	Description
10.22	Lease Agreement, dated September 16, 2008, as amended by that certain Second Amendment to Lease, effective July 1, 2008, and Third Amendment to Lease, dated December 31, 2009, between Theriac Enterprises of Harrington, LLC and Central Massachusetts Comprehensive Cancer Center, LLC, for premises in Southbridge, Massachusetts, incorporated herein by reference to Exhibit 10.22 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.23
Ground Lease, dated September 15, 2008, between Harrington Memorial Hospital, Inc. and Central Massachusetts Comprehensive Cancer Center, LLC, for premises in Southbridge, Massachusetts, incorporated herein by reference to Exhibit 10.23 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.24
Construction Sublease, dated September 16, 2008, among Harrington Memorial Hospital, Inc., Central Massachusetts Comprehensive Cancer Center, LLC and Theriac Enterprises of Harington, LLC, for premises in Southbridge, Massachusetts, incorporated herein by reference to Exhibit 10.24 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.25
Lease, dated September 16, 2008, between Theriac Enterprises of Harington, LLC and Harrington Memorial Hospital, Inc., for premises in Southbridge, Massachusetts, incorporated herein by reference to Exhibit 10.25 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.26
Blanket Amendment to Leases, dated effective May 5, 2008, amending the: (i) Ground Lease between Harrington Memorial Hospital, Inc. and Central Massachusetts Comprehensive Cancer Center, LLC, (ii) Construction Sublease, among Harrington Memorial Hospital, Inc., Central Massachusetts Comprehensive Cancer Center, LLC and Theriac Enterprises of Harington, LLC, (iii) Lease, between Central Massachusetts Comprehensive Cancer Center, LLC and Theriac Enterprises of Harington, LLC, and (iv) Lease, between Theriac Enterprises of Harington, LLC and Harrington Memorial Hospital, Inc., for premises in Southbridge, Massachusetts, incorporated herein by reference to Exhibit 10.26 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.27
Lease Agreement, dated August 21, 2007, as amended by that certain First Amendment to Lease Agreement, dated December 31, 2009, between Theriac Enterprises of Scottsdale, LLC and Arizona Radiation Therapy Management Services, Inc., for premises in Scottsdale, Arizona, incorporated herein by reference to Exhibit 10.27 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.28
Lease, dated October 4, 1996, as amended by that certain First Amendment to Lease, dated December 31, 2009, between 445 Partners, LLC and North Carolina Radiation Enterprises, LLC, for premises in Asheville, North Carolina, incorporated herein by reference to Exhibit 10.28 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.29
Lease Agreement effective July 1, 1987, between Kyle, Sheridan & Thorn Associates and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., as successor in interest to Katin, Dosoretz Radiation Therapy Associates, P.A., for premises in Ft. Myers, Florida, incorporated herein by reference to Exhibit 10.29 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.30
Lease, dated December 3, 1999, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Henderson Radiation Associates and Nevada Radiation Therapy Management Services, Inc., for premises in Henderson, Nevada, incorporated herein by reference to Exhibit 10.30 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.31	Lease, dated August 1, 2007, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Nevada Radiation Enterprises, LLC and Nevada Radiation Therapy Management Services, Inc., for premises in Las Vegas, Nevada, incorporated herein by reference to Exhibit 10.31 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.32
Lease, dated December 31, 1999, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Tamarac Radiation Associates and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Tamarac, Florida, incorporated herein by reference to Exhibit 10.32 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.33
Lease, dated January 1, 2001, as amended by that certain First Amendment to Lease, dated December 3, 2009, between Bonita Radiation Associates and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Bonita Springs, Florida, incorporated herein by reference to Exhibit 10.33 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.34
Lease Agreement, dated May 21, 2001, between Fort Walton Radiation Associates, LLP and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Fort Walton Beach, Florida, incorporated herein by reference to Exhibit 10.34 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.35
Lease Agreement, dated January 18, 2005, as amended by that certain First Amendment to Lease Agreement, dated December 31, 2009, between Fort Walton Beach Radiation Enterprises, LLC and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Fort Walton Beach, Florida, incorporated herein by reference to Exhibit 10.35 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.36
Lease Agreement, dated November 17, 2000, as amended by that certain First Amendment to Lease, dated December 31, 2009, between West Palm Radiation Associates, LLC and Palms West Radiation Associates, LLC, for premises in Palm Beach County, Florida, incorporated herein by reference to Exhibit 10.36 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.37
Lease, dated May 1, 2002, between Bradenton Radiation Associates and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., as amended by that certain First Amendment to Lease, dated December 31, 2009, for premises in Bradenton, Florida, incorporated herein by reference to Exhibit 10.37 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.38
Lease Agreement, dated October 1, 2002, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Plantation Radiation Associates, for premises in Plantation, Florida, incorporated herein by reference to Exhibit 10.38 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.39
Lease Agreement, dated January 21, 2003, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Yonkers Radiation Enterprises, LLC and New York Radiation Therapy Management Services, Incorporated, for premises in Yonkers, New York, incorporated herein by reference to Exhibit 10.39 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.40	Lease, dated February 1, 2003, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Lehigh Radiation Associates and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Lehigh Acres, Florida, incorporated herein by reference to Exhibit 10.40 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.41
Lease, dated November 19, 2003, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Destin Radiation Enterprises, LLC and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Santa Rosa Beach, Florida, incorporated herein by reference to Exhibit 10.41 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.42
Sublease agreement dated October 21, 1999 between Radiation Therapy Services, Inc. and Westchester MRI Specialists, P.C, incorporated herein by reference to Exhibit 10.42 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.43
Lease, dated June 1, 2005, as amended by that certain First Amendment to Lease Agreement, dated December 31, 2009, between Arizona Radiation Enterprises, LLC and Arizona Radiation Therapy Management Services, Inc., for premises in Scottsdale, Arizona, incorporated herein by reference to Exhibit 10.43 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.44
Lease, dated January 30, 2003, effective February 20, 2004, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Crestview Radiation Enterprises, LLC and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Crestview, Florida, incorporated herein by reference to Exhibit 10.44 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.45
Lease, dated October 2005, as amended by that certain First Amendment to Lease Agreement, dated December 31, 2009, between Palm Springs Radiation Enterprises, LLC and California Radiation Therapy Management Services, Inc., for premises in Palm Desert, California, incorporated herein by reference to Exhibit 10.45 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.46
Lease Agreement, dated February 7, 2007, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Theriac Enterprises of Littlestown, LLC and 21st Century Oncology of Pennsylvania, Inc., for premises in Littlestown, Pennsylvania, incorporated herein by reference to Exhibit 10.46 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.47
Lease Agreement, dated March 12, 2007, as amended by that certain First Amendment to Lease Agreement, dated December 31, 2009, between Theriac Enterprises of Casa Grande, LLC and Arizona Radiation Therapy Management Services, Inc., for premises in Casa Grande, Arizona, incorporated herein by reference to Exhibit 10.47 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.48
Lease Agreement, dated August 17, 2007, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Marco Island Radiation Enterprises, LLC and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Naples, Florida, incorporated herein by reference to Exhibit 10.48 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.49	Administrative Services Agreement, dated January 1, 1997, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between New York Radiation Therapy Management Services, Incorporated and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), and Addendum to Administrative Services Agreement, dated January 1, 2011, between New York Radiation Therapy Management Services, LLC f/k/a New York Radiation Therapy Management Services, Inc. and Yonkers Radiation Medical Practice, P.A.
10.50
Administrative Services Agreement, dated January 1, 2002, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2002, Addendum to Administrative Services Agreement, dated January 1, 2004, Addendum to Administrative Services Agreement, dated January 1, 2005, Addendum to Administrative Services Agreement, dated January 1, 2006, Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between North Carolina Radiation Therapy Management Services, LLC f/k/a North Carolina Radiation Therapy Management Services, Inc. and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010) and Addendum to Administrative Services Agreement, dated January 1, 2011, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A.
10.51
Administrative Services Agreement, dated January 9, 1998, as amended by that certain Amendment to Administrative Services Agreement, dated January 1, 1999, Amendment to Administrative Services Agreement, dated January 1, 1999, Amendment to Administrative Services Agreement, January 1, 2001, Amendment to Administrative Services Agreement, January 1, 2002, Amendment to Administrative Services Agreement, January 1, 2003, Amendment to Administrative Services Agreement, January 1, 2004, Amendment to Administrative Services Agreement, January 1, 2005, Amendment to Administrative Services Agreement, January 1, 2006, and Amendment to Administrative Services Agreement, August 1, 2006, between Nevada Radiation Therapy Management Services, Incorporated and Michael J. Katin, M.D., Prof. Corp., incorporated herein by reference to Exhibit 10.51 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.52
Administrative Services Agreement, dated October 31, 1998, as amended by that certain Amendment to Administrative Services Agreement effective April 1, 2005, Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between Maryland Radiation Therapy Management Services LLC f/k/a Maryland Radiation Therapy Management Services, Inc. and Katin Radiation Therapy, P.A. (incorporated herein by reference to Exhibit 10.52 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), and Addendum to Administrative Services Agreement, dated January 1, 2011, between Maryland Radiation Therapy Management Services, LLC and Katin Radiation Therapy, P.A.
10.53
Professional Services Agreement, dated January 1, 2005, between Berlin Radiation Therapy Treatment Center, LLC and Katin Radiation Therapy, P.A., incorporated herein by reference to Exhibit 10.53 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.54	Independent Contractor Agreement, dated October 18, 2005, between Katin Radiation Therapy, P.A. and Ambergris, LLC, incorporated herein by reference to Exhibit 10.54 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.55
Administrative Services Agreement, dated August 1, 2003, as amended by that certain Amendment to Administrative Services Agreement, dated January 1, 2005, between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation, incorporated herein by reference to Exhibit 10.55 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.56
Management Services Agreement, dated May 1, 2006, between 21st Century Oncology of California, a Medical Corporation and California Radiation Therapy Management Services, Inc., as successor by assignment pursuant to that certain Assignment and Assumption Agreement, dated May 1, 2006, between California Radiation Therapy Management Services, Inc. and LHA, Inc., as amended by that certain Addendum to Management Services Agreement, dated August 1, 2006, Second Amendment to Management Services Agreement, dated November 1, 2006, and Third Addendum to Management Services Agreement, dated August 1, 2007, for premises in Palm Desert, Santa Monica and Beverly Hills, California, incorporated herein by reference to Exhibit 10.56 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.57
Facilities and Management Services Agreement, dated October 13, 2008, among 21st Century Oncology—CHW, LLC, 21st Century Oncology of California, A Medical Corporation and Redding Radiation Oncologists, P.C., incorporated herein by reference to Exhibit 10.57 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.58
Five Party Agreement, dated May 5, 2009, among Central Massachusetts Comprehensive Cancer Center, LLC, Harrington Memorial Hospital, Inc., Theriac Enterprises of Harrington, LLC, Bank of America, N.A., and Alliance Oncology, LLC, incorporated herein by reference to Exhibit 10.58 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.59
Management Services Agreement, dated June 1, 2005, as amended by that certain Addendum, dated January 1, 2006, between New England Radiation Therapy Management Services, Inc. and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.59 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.60
Professional Services Agreement, dated January 1, 2009, between Radiosurgery Center of Rhode Island, LLC and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.60 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.61
Radiation Therapy Services Agreement, dated as of January 1, 2010, between South County Radiation Therapy, LLC and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.61 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.62
Radiation Therapy Services Agreement, dated as of January 1, 2010 between Southern New England Regional Cancer Center, LLC and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.62 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.63	Transition Agreement and Stock Pledge, dated 2008, among 21st Century Oncology—CHW, LLC, Redding Radiation Oncologists, P.C. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.63 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.64
Transition Agreement and Stock Pledge, dated August 2007, among American Consolidated Technologies, LLC, RADS, PC Oncology Professionals and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.64 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.65
Transition Agreement and Stock Pledge, dated August 2007, among Phoenix Management Company, LLC, American Oncologic Associates of Michigan, P.C. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.63 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.66
Transition Agreement and Stock Pledge, dated August 2007, among Phoenix Management Company, LLC, X-Ray Treatment Center, P.C. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.66 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.67
Transition Agreement and Stock Pledge, dated June 1, 2005, among New England Radiation Therapy Management Services, Inc., Massachusetts Oncology Services, P.C., Daniel E. Dosoretz, M.D. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.67 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.68
Transition Agreement and Stock Pledge, dated September 3, 2003, among California Radiation Therapy Management Services, Inc., 21st Century Oncology of California, A Medical Corporation and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.68 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.69
Transition Agreement and Stock Pledge, dated August 1, 2002, among North Carolina Radiation Therapy Management Services, LLC f/k/a North Carolina Radiation Therapy Management Services, Inc., Radiation Therapy Associates of Western North Carolina, P.A. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.69 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.70
Healthcare Professional Liability Claims Made and Healthcare General Liability Occurrence Insurance Policy, for the policy period from October 14, 2009 to October 14, 2010, issued by Batan Insurance Company SPC, LTD to Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.70 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.71
Excess Physician Professional Liability Insurance Policy, for the policy period from October 14, 2009 to October 14, 2010, issued by Batan Insurance Company SPC, LTD on behalf of RTSI Segregated Portfolio to Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.71 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.72
Excess Professional Physician and General Liability Insurance Policy, Claims Made and Reported Coverage, for the policy period from October 14, 2009 to October 14, 2010, issued by Batan Insurance Company SPC, LTD on behalf of RTSI Segregated Portfolio to Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.72 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.73	Physician Professional Liability Insurance Policy, the policy period from October 14, 2009 to October 14, 2010, issued by National Medical Professional Risk Retention Group, Inc. to Radiation Therapy Services, Inc./21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 10.73 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.74
Executive Employment Agreement, dated effective as of February 21, 2008, between Radiation Therapy Services, Inc. and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.74 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.75
Physician Employment Agreement, dated February 21, 2008, between Daniel E. Dosoretz, M.D. and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 10.75 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.76
Executive Employment Agreement, dated effective as of February 8, 2010, between Radiation Therapy Services, Inc. and Kerrin E. Gillespie, incorporated herein by reference to Exhibit 10.76 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.77
Executive Employment Agreement, dated effective as of February 21, 2008, between Radiation Therapy Services, Inc. and James H. Rubenstein, M.D., incorporated herein by reference to Exhibit 10.77 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.78
Executive Employment Agreement, dated effective as of February 21, 2008, as amended by that certain Amendment to Executive Employment Agreement, dated December 15, 2008 (incorporated herein by reference to Exhibit 10.78 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010) and Second Amendment to Executive Employment Agreement, dated February 2, 2011, between Radiation Therapy Services, Inc. and Norton Travis.+
10.79
Executive Employment Agreement, dated effective as of February 21, 2008, between Radiation Therapy Services, Inc. and Howard Sheridan, incorporated herein by reference to Exhibit 10.79 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.80
Physician Employment Agreement, dated effective as of July 1, 2003, as amended by that certain Amendment to Physician Employment Agreement, dated January 1, 2006, Second Amendment to Physician Employment Agreement, dated October 1, 2006, and Third Amendment to Physician Employment Agreement, dated January 1, 2007, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Constantine A. Mantz, M.D., incorporated herein by reference to Exhibit 10.80 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.81
Physician Employment Agreement, dated effective as of January 1, 2002, as amended by that certain First Amendment to Physician Employment Agreement, dated effective as of July 1, 2002, Second Amendment to Physician Employment Agreement, dated effective as of March 24, 2007, and Third Amendment to Physician Employment Agreement, dated effective as of November 11, 2009, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Eduardo Fernandez, M.D., incorporated herein by reference to Exhibit 10.81 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

Exhibit Number	Description
10.82	Physician Employment Agreement, dated February 21, 2008, as amended by that certain Amendment to Physician Employment Agreement, dated February 1, 2010, between James H. Rubenstein, M.D. and 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 10.82 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.83
Physician Sharing Agreement, dated effective as of August 1, 2003, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Radiation Therapy Associates of Western North Carolina, P.A., incorporated herein by reference to Exhibit 10.83 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.84
Personal and Services Agreement, dated effective as of December 1, 2004, between Imaging Initiatives, Inc and 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 10.84 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.85
Business Operations and Support Agreement, dated July 20, 1999, as amended by that certain Amendment to Business Operations and Support Agreement, dated November 15, 2006, by and between Phoenix Management Company, LLC and X-Ray Treatment Center, P.C., incorporated herein by reference to Exhibit 10.85 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.86
Business Operations and Support Agreement, dated August 19, 2000, as amended by that certain Amendment to Business Operations and Support Agreement, dated November 15, 2006, by and between American Consolidated Technologies, LLC and RADS, P.C. Oncology Professionals, incorporated herein by reference to Exhibit 10.86 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.87
Business Operations and Support Agreement, dated August 19, 2000, as amended by that certain Amendment to Business Operations and Support Agreement, dated November 15, 2006, by and between Phoenix Management Company, LLC, as successor by merger of Pontiac Investment Associates, a Michigan Partnership and American Oncologic Associates of Michigan, P.C., incorporated herein by reference to Exhibit 10.87 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.88
Physician Sharing Agreement, dated as of October 1, 2006, between Katin Radiation Therapy, P.A. and 21st Century Oncology of Harford County, Maryland, LLC, incorporated herein by reference to Exhibit 10.88 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.89
Radiation Therapy Services Agreement, dated effective as of February 1, 2007, between Roger Williams Radiation Therapy, LLC and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.89 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.90
Second Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, dated March 25, 2008, incorporated herein by reference to Exhibit 10.90 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.91
Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), incorporated herein by reference to Exhibit 10.91 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.92	Supplement No. 1, dated as of June 6, 2008, between Jacksonville Radiation Therapy Services, Inc. and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.92 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.93
Supplement No. 2, dated as of April 22, 2010, between Phoenix Management Company, LLC and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.93 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.94
Supplement No. 3, dated as of June 24, 2010, between Carolina Regional Cancer Center, LLC and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.94 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.95
Supplement No. 4, dated as of June 24, 2010, between Atlantic Urology Clinics, LLC and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.95 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.96
Supplement No. 5, dated as of September 30, 2010, between Derm-Rad Investment Company, LLC and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.96 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.97
Supplement No. 6, dated as of September 30, 2010, between 21st Century Oncology of Pennsylvania, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.97 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.98
Supplement No. 7, dated as of September 30, 2010, between Gettysburg Radiation, LLC and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.98 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.99	Supplement No. 8, dated as of September 30, 2010, between Carolina Radiation and Cancer Treatment Center, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.99 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.100
Supplement No. 9, dated as of September 30, 2010, between 21st Century Oncology of Kentucky, LLC and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.100 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.101
Supplement No. 10, dated as of September 30, 2010, between New England Radiation Therapy Management Services, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.101 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.102
Supplement No. 11, dated as of September 30, 2010, between Radiation Therapy School for Radiation Therapy Technology, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.102 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.103
Form of Indemnification Agreement (Directors and/or Officers), incorporated herein by reference to Exhibit 10.103 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.104
Amendment No. 1, dated as of November 24, 2010, to the Second Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, dated March 25, 2008, incorporated herein by reference to Exhibit 10.104 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.105
Commitment Letter, dated January 10, 2011, by and between DDJ Capital Management, LLC and Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.105 to Radiation Therapy Services Holdings, Inc.'s 8-K filing on January 24, 2011.
10.106
Amended and Restated Radiation Therapy Investments, LLC 2008 Unit Award Plan, adopted on February 21, 2008, as amended and restated on March 1, 2011, , incorporated herein by reference to Exhibit 10.3 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 4, 2011.
10.107
Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Main Film B.V., Radiation Therapy Services, Inc., Radiation Therapy Investments, LLC, Alejandro Dosoretz, and Claudia Elena Kaplan Browntein de Dosoretz, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.

Exhibit Number	Description
10.108	Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Main Film B.V., Bernardo Dosoretz, and Eduardo Chehtman, incorporated herein by reference to Exhibit 10.2 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.
10.109
Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Radiation Therapy Services, Inc., Radiation Therapy Investments, LLC, Bernardo Dosoretz and Eduardo Chehtman, incorporated herein by reference to Exhibit 10.3 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.
10.110
Contribution Agreement, dated March 1, 2011, by and between Radiation Therapy Investments, LLC and Alejandro Dosoretz, incorporated herein by reference to Exhibit 10.4 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.
10.111
Registration Rights Agreement, dated March 1, 2011, by and among Radiation Therapy Services, Inc., the guarantors party thereto and the purchasers named in Schedule II thereto, incorporated herein by reference to Exhibit 10.5 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.
10.112
Registration Rights Agreement, dated March 1, 2011, by and among Radiation Therapy Services, Inc., the guarantors party thereto and Bernardo Dosoretz, incorporated herein by reference to Exhibit 10.6 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+
Management contracts and compensatory plans and arrangements.