Form 10-Q
period 2011-03-31
Radiation Therapy Services Holdings, Inc.
filed 2011-05-13
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to                         .

Commission file number: 333-170812

RADIATION THERAPY SERVICES HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-1747745 (I.R.S. Employer Identification No.)

2270 Colonial Boulevard, Fort Myers, Florida (Address of Principal Executive Offices)	33907 (Zip Code)

(239) 931-7275

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 1, 2011, we had outstanding 1,025 shares of Common Stock, par value $0.01 per share, which are 100% owned by Radiation Therapy Investments, LLC

RADIATION THERAPY SERVICES HOLDINGS, INC.

Form 10-Q

i

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($5,469 and $4,981 related to VIEs)	$23,455	$13,977
Accounts receivable, net ($22,142 and $19,670 related to VIEs)	94,231	63,571
Prepaid expenses ($445 and $376 related to VIEs)	7,008	6,969
Inventories ($17 and $17 related to VIEs)	1,409	1,426
Deferred income taxes	2,276	2,276
Other ($848 and $851 related to VIEs)	8,189	3,534
Total current assets	136,568	91,753
Equity investments in joint ventures	3,746	20,136
Property and equipment, net ($21,456 and $22,069 related to VIEs)	239,018	229,665
Real estate subject to finance obligation	9,567	8,100
Goodwill ($13,190 and $13,190 related to VIEs)	838,438	770,898
Intangible assets, net ($789 and $792 related to VIEs)	107,210	85,236
Other assets ($8,799 and $9,159 related to VIEs)	32,744	30,542
Total assets	$1,367,291	$1,236,330
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($3,556 and $3,385 related to VIEs)	$27,807	$21,888
Accrued expenses ($2,949 and $3,127 related to VIEs)	53,010	35,765
Income taxes payable	8,755	5,994
Current portion of long-term debt	8,875	8,780
Current portion of finance obligation	54	53
Other current liabilities	6,626	197
Total current liabilities	105,127	72,677
Long-term debt, less current portion	654,480	590,051
Finance obligation, less current portion	10,076	8,515
Other long-term liabilities ($1,600 and $1,542 related to VIEs)	18,008	15,981
Deferred income taxes	41,827	33,527
Total liabilities	829,518	720,751
Noncontrolling interests - redeemable	7,322	7,371
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,025 shares authorized, 1,025 and 1,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	647,954	630,989
Retained deficit	(134,890)	(130,374)
Note receivable from shareholder	(175)	(175)
Accumulated other comprehensive loss, net of tax	(1,884)	(3,391)
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	511,005	497,049
Noncontrolling interests - nonredeemable	19,446	11,159
Total equity	530,451	508,208
Total liabilities and equity	$1,367,291	$1,236,330

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2011	2010
Revenues:
Net patient service revenue	$155,083	$133,113
Other revenue	1,454	1,420
Total revenues	156,537	134,533

Expenses:
Salaries and benefits	80,899	69,664
Medical supplies	12,491	10,813
Facility rent expenses	7,823	5,316
Other operating expenses	7,458	6,244
General and administrative expenses	17,836	14,268
Depreciation and amortization	12,455	12,088
Provision for doubtful accounts	3,801	2,739
Interest expense, net	14,493	15,020
Gain on fair value adjustment of previously held equity investment	(234)	—
Foreign currency transaction loss	10	—
Loss on forward currency derivative contracts	116	—
Total expenses	157,148	136,152
Loss before income taxes	(611)	(1,619)
Income tax expense (benefit)	2,466	(620)
Net loss	(3,077)	(999)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,439)	(807)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(4,516)	(1,806)
Other comprehensive income:
Unrealized gain on derivative interest rate swap agreement and foreign currency translation, net of tax	1,169	276
Comprehensive loss	$(3,347)	$(1,530)

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(3,077)	$(999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,829	9,173
Amortization	1,626	2,915
Deferred rent expense	289	557
Deferred income taxes	1,968	2,160
Stock-based compensation	680	250
Provision for doubtful accounts	3,801	2,739
(Gain) loss on the sale of property and equipment	(8)	415
Loss on forward currency derivative contracts	116	—
Loss on foreign currency transactions	49	—
Gain on fair value adjustment of previously held equity investment	(234)	—
Amortization of debt discount	192	302
Amortization of loan costs	1,014	707
Equity interest in net loss (earnings) of joint ventures	250	(165)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(15,597)	(7,576)
Income taxes payable	(337)	(2,831)
Inventories and other current assets	(677)	62
Prepaid expenses	765	2,322
Accounts payable	2,844	82
Accrued expenses	13,887	(975)
Net cash provided by operating activities	18,380	9,138
Cash flows from investing activities
Purchases of property and equipment	(11,413)	(6,782)
Acquisition of medical practices	(42,104)	(283)
Proceeds from the sale of property and equipment	5	263
Repayments from employees	135	216
Contribution of capital to joint venture entities	—	(2,633)
Distributions received from joint venture entities	300	—
Proceeds from the sale of equity interest in a joint venture	312	—
Payment of foreign currency derivative contracts	(552)	—
Change in other assets and other liabilities	(60)	(1,873)
Net cash used in investing activities	(53,377)	(11,092)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $625)	49,401	—
Principal repayments of debt	(2,456)	(3,609)
Repayments of finance obligation	(13)	(263)
Proceeds from equity contribution	3	—
Payments of notes receivable from shareholder	—	50
Proceeds from issuance of noncontrolling interest	—	608
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(923)	(813)
Deconsolidation of noncontrolling interest	—	(14)
Payments of loan costs	(1,534)	—
Net cash provided by (used in) in financing activities	44,478	(4,041)
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net increase (decrease) in cash and cash equivalents	9,478	(5,995)
Cash and cash equivalents, beginning of period	13,977	32,958
Cash and cash equivalents, end of period	$23,455	$26,963

continued

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Supplemental disclosure of non-cash transactions
Recorded noncash contribution of capital by controlling interest holder	$—	$602
Recorded noncash deconsolidation of noncontrolling interest	$—	$(64)
Recorded finance obligation related to real estate projects	$1,575	$2,742
Recorded derecognition of finance obligation related to real estate projects	$—	$(67,658)
Recorded noncash distribution receivable and equity contribution payable from equity investee	$—	$75
Recorded noncash use of vendor credit	$—	$1,565
Recorded issuance of Parent equity units related to the acquisition of medical practices	$16,282	$—
Recorded issuance of senior subordinated notes related to the acquisition of medical practices	$16,250	$—
Recorded earn-out accrual related to the acquisition of medical practices	$2,280	$—

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  Organization

Radiation Therapy Services Holdings, Inc. (“Parent”), through its wholly-owned subsidiaries (the “Subsidiaries” and, collectively with the Subsidiaries, the “Company”) develops and operates radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina and West Virginia.  The Company also develops and operates radiation therapy centers in South America, Central America and the Caribbean. The centers are located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala, El Salvador and Bolivia. The Company also has affiliations with physicians specializing in other areas including urology and medical, gynecological, and surgical oncology in a number of markets to strengthen the Company’s clinical working relationships.

2.  Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

The Company’s results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of the Company’s treatment centers in the sunbelt states are part-time residents in these states during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.

The accompanying interim condensed consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company’s direct or indirect ownership of a majority interest and/or exclusive rights granted to the Company as the management company of such entities or by contract. All significant intercompany accounts and transactions have been eliminated.

The Company has evaluated certain radiation oncology practices in order to determine if they are variable interest entities (“VIEs”). This evaluation resulted in the Company determining that certain of its radiation oncology practices were potential VIEs. For each of these practices, the Company has evaluated (1) the sufficiency of the fair value of the entity’s equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entity’s activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. The Accounting Standards Codification (ASC), 810, Consolidation (ASC 810), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of the Company’s radiation oncology practices are VIEs and the Company has a variable interest in each of these practices through its administrative services agreements. Other of the Company’s radiation oncology practices (primarily consist of partnerships) are VIEs and the Company has a variable interest in each of these practices because the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without the additional subordinated financial support provided by its members. Pursuant to ASC 810, the Company, through its variable interests in these practices, has the power to direct the activities of these practices that most significantly impact the entity’s economic performance and the Company would absorb a majority of the expected losses of these practices should they occur. Based on these determinations, the Company has consolidated these radiation oncology practices in its interim condensed consolidated financial statements for all periods presented.

As of March 31, 2011, the Company was the primary beneficiary of, and therefore consolidated, approximately 24 VIEs, which operate approximately 42 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the three months ended March 31, 2011 and 2010 approximately 18.3% and 22.6% of the Company’s net patient service revenue, respectively, was generated by professional corporations with which it has administrative services agreements.

As of March 31, 2011, the Company also held equity interests in 8 VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $3.7 million and $20.1 million at March 31, 2011 and December 31, 2010, respectively with ownership interests ranging between 28.5% and 50.0% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

The cost of revenues for the three months ended March 31, 2011 and 2010 are approximately $102.1 million and $86.9 million, respectively.

New Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued changes to the accounting for VIEs. These changes require an enterprise (i) to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE; (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE; (iv) to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and (v) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The Company adopted the changes on January 1, 2010, which had no material impact to the presentation of the condensed consolidated financial statements.

In accordance ASC 810, the Company consolidates certain radiation oncology practices where the Company provides administrative services pursuant to long-term management agreements. The noncontrolling interests in these entities represent the interests of the physician owners of the oncology practices in the equity and results of operations of these consolidated entities.

The Company could be obligated, under the terms of the operating agreements governing certain of its joint ventures, upon the occurrence of various fundamental regulatory changes and or upon the occurrence of certain events outside of the Company’s control to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements would be triggered by, among other things, regulatory changes prohibiting the existing ownership structure. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity on the Company’s condensed consolidated balance sheets.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, (ASU 2010-06), which amends Fair Value Measurements and Disclosures (ASC 820) to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. ASU 2010-06 was effective for the Company on January 1, 2010, with certain disclosures effective for periods beginning January 1, 2011. The adoption of ASU 2010-06 resulted in additional disclosure in the notes to the financial statements but did not have an impact on the Company’s financial position or results of operations.

In August 2010, the FASB issued ASU 2010-23, Health Care Entities (Topic 954): Measuring Charity Care for Disclosure (ASU 2010-23), which amends ASC 954 to require that cost be used as the measurement basis for charity care disclosure purposes and that cost be identified as the direct and indirect costs of providing the charity care. The Company has historically measured charity care services by identifying the foregone patient charges associated with the provision of those services. The Company adopted ASU 2010-23 on January 1, 2011. The Company’s 2011 annual report will measure the cost of charity care services by developing a ratio of costs as compared to gross charges and applying the resulting ratio against gross charges associated with charity care patient services.

In August 2010, the FASB issued ASU 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries (ASU 2010-24), which amends ASC 954 to clarify that a health care entity cannot net insurance recoveries against a related claim liability. The Company adopted ASU 2010-24 on January 1, 2011. As a result, the Company recorded current claims liabilities totaling $2.2 million in other current liabilities; non-current claims liabilities totaling $2.3 million in other non-current liabilities; current claims insurance recoveries totaling $2.2 million in other current assets; and non-current claims insurance recoveries totaling $2.3 million in other non-current assets in the accompanying condensed consolidated balance sheet as of March 31, 2011.  The adoption of ASU 2010-24 did not have any impact to the condensed consolidated statements of operations and comprehensive loss and was not applied retrospectively to December 31, 2010.

3.  Stock-based compensation

In connection with the Merger (as defined below), Radiation Therapy Investments, LLC (“RT Investments”) adopted a new equity-based incentive plan in February 2008, and authorized for issuance under the plan approximately 1,494,111 units of limited liability company interests consisting of 526,262 Class B Units and 967,849 Class C Units. The units are limited liability company interests and are available for issuance to the Company’s employees. As of March 31, 2011, there were 3,399 Class B Units and 13,328 Class C Units available for future issuance under the plan.

The Class B Units vest over approximately 48 months. Assuming continued employment of the employee with the Company, 25% vest on the first anniversary of the grant date, and the remaining 75% vest in three equal installments on the second, third, and fourth anniversaries from the grant date. The Class C Units vest annually for 34 months based on certain performance conditions and/or market conditions being met or achieved and, in all cases, assuming continued employment.  For the Class C Units, the investment return conditions relate to Vestar Capital Partners V, L.P., majority owner of RT Investments (“Vestar”) receiving a specified multiple on their investment upon a liquidity event. The performance condition relates to the Company achieving certain operating targets, and the market condition relates to holders of Preferred Units and Class A Units receiving a specified multiple on its investment upon a liquidation event. If an employee holder’s employment is terminated, RT Investments may repurchase the holder’s vested Class B Units and Class C Units.  If the termination occurs within 12 months after the relevant measurement date, all of the Class B and Class C Units will be repurchased at the initial purchase price, or cost.  If the termination occurs during the following three-year period, the Class B and Class C units may be purchased at fair market value depending on the circumstances of the holder’s departure and the date of termination.

For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using the following assumptions: a term of five years, which is based on the expected term in which the units will be realized; a risk-free interest rate of 1.96% and 0.53% for grants issued in 2010 and 2011, respectively, which is the five-year U.S. federal treasury bond rate consistent with the term assumption; and expected volatility of 50% and 55% for grants issued in 2010 and 2011, respectively, which is based on the historical data of equity instruments of comparable companies.

The estimated fair value of the units, less an assumed forfeiture rate of 2.7%, is recognized in expense in the Company’s condensed consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class B Units. For Class B Units, the requisite service period is 48 months, and for Class C Units, the requisite service period is 34 months only if probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate.

The Company recorded approximately $680,000 and $250,000 of stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss. The summary of activity under the plan is presented below:

	Class B Units Outstanding	Weighted-Average Grant Date Fair Value	Class C Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2010	265,060	$8.26	836,870	$7.15
Units granted	39,579	5.49	102,361	4.88
Units forfeited	(33,330)	8.14	(86,199)	7.06
Units vested	(123,145)	8.14	—	—
Nonvested balance at end of period March 31, 2011	148,164	$7.65	853,032	$6.88

As of March 31, 2011, there was approximately $0.5 million and $5.9 million of total unrecognized compensation expense related to the Class B Units and Class C Units, respectively. These costs are expected to be recognized over a weighted-average period of 1.9 years for Class B Units and 0.4 years for Class C Units if certain conditions are met.

4.  Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive income is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company’s foreign currency translation of its operations in South America, Central America and the Caribbean. The impact of the unrealized net gains was an increase of approximately $1,169,000 and $276,000 to total equity for the three months ended March 31, 2011 and 2010, respectively.

5. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s consolidated balance sheets. The noncontrolling interests are not redeemable at March 31, 2011 and December 31, 2010, and the contingent events upon which the noncontrolling interest may be redeemed is not probable of occurrence at March 31, 2011. Accordingly, the noncontrolling interests are measured at their carrying value at March 31, 2011 and December 31, 2010.

The following table presents changes in total equity for the respective periods (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2010	$497,049	$11,159	$508,208	$7,371
Net (loss) income	(4,516)	1,226	(3,290)	213
Other comprehensive income (loss)	1,169	(28)	1,141	—
Cash contribution of equity	3	—	3	—
Equity issuance related to MDLLC acquisition	16,282	—	16,282	—
Fair value of noncontrolling interest acquired in connection with MDLLC acquisition	—	7,750	7,750	—
Reversal of other comprehensive income of previously held equity investment	338	—	338	—
Stock-based compensation	680	—	680	—
Cash distributions	—	(661)	(661)	(262)
Balance, March 31, 2011	$511,005	$19,446	$530,451	$7,322

Balance, December 31, 2009	$610,298	$11,709	$622,007	$7,294
Net (loss) income	(1,806)	519	(1,287)	288
Other comprehensive income	276	—	276	—
Deconsolidation of noncontrolling interest	—	(78)	(78)	—
Stock-based compensation	250	—	250	—
Payment of note receivable from shareholder	50	—	50	—
Equity contribution in joint venture	—	608	608	—
Cash distributions	—	(749)	(749)	(64)
Balance, March 31, 2010	$609,068	$12,009	$621,077	$7,518

Redeemable equity securities with redemption features that are not solely within the Company’s control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. In the unlikely event that a redeemable equity security will require redemption, any subsequent adjustments to the initially recorded amount will be recognized in the period that a redemption becomes probable.

6. Derivative Agreements

The Company recognizes all derivatives on the condensed consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure. Derivatives that do not meet hedge accounting requirements must be adjusted to fair value through operating results. If the derivative meets hedge accounting requirements, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income (loss) until the hedged item is recognized in operating results. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. At March 31, 2011 and at December 31, 2010, the amount of hedge ineffectiveness was immaterial to the condensed consolidated financial statements.

Interest rate swap agreement

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate senior secured credit facility. The interest rate swap agreements are contracts to exchange floating rate interest payments for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amount of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized in interest expense in the condensed consolidated statements of operations and comprehensive loss. The related accrued receivable or payable is included in other current assets or other current liabilities.

On May 27, 2008, the Company entered into an interest rate swap agreement for its $407.0 million of floating rate senior debt governed by the Credit Agreement dated February 21, 2008 (senior secured credit facility). The Company has designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to interest rate risk). The initial notional amount of the swap agreement was $290.6 million with amounts scaling down during various quarters throughout the term of the interest rate swap agreement to $116.0 million. The effect of this agreement is to fix the interest rate exposure to 3.67% plus a margin on $116.0 million of the Company’s senior secured credit facility. The interest rate swap agreement expires on March 31, 2012. At March 31, 2011 and December 31, 2010, the amount of the floating rate senior debt subject to the interest rate swap was $116.0 million and $174.2 million, respectively.

The swap is a derivative and is accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreement, representing the estimated amount that the Company would pay to a third party assuming the Company’s obligations under the interest rate swap agreement terminated at March 31, 2011 and December 31, 2010, was approximately $3.7 million and $5.0 million, respectively, which is included in other current liabilities in 2011 and in other long term liabilities in 2010 in the accompanying condensed consolidated balance sheets.

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

Since the Company has the ability to elect different interest rates on the debt at each reset date, and the senior secured credit facility contains certain prepayment provisions, the hedging relationship does not qualify for use of the shortcut method under ASC 815. Therefore, the effectiveness of the hedge relationships is assessed on a quarterly basis during the life of the hedge through regression analysis. The entire change in fair market value is recorded in equity, net of tax, as other comprehensive income (loss).

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact the Company’s results from operations.  The Company is exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso.  This exposure relates to the provision of radiation oncology services to patients at the Company’s Latin American operations and purchases of goods and services in foreign currencies.  On March 18, 2011, the Company entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods beginning April 1, 2011 to convert a significant portion of the Company’s forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. Because the Company’s Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $0.5 million in aggregate at inception of the contracts. Under the Company’s foreign currency management program, the Company expects to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, the Company is targeting to cover approximately 70% of its forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. The Company does not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Losses resulting from the fair valuing of these instruments are reported in loss on forward currency derivative contracts on the condensed consolidated statements of operations.  For the three months ended March 31, 2011 the Company incurred a loss of approximately $116,000 relating to the fair market valuation of its foreign currency derivative program.  The fair value of the foreign currency derivative is recorded in other current assets in the accompanying condensed consolidated balance sheet.  At March 31, 2011, the fair value of the foreign currency derivative was approximately $436,000.

The following represents the current foreign currency derivative agreements as of March 31, 2011 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value

Foreign currency derivative Argentine peso to U.S. dollar	$3,500	June 30, 2011	$50	$29
Foreign currency derivative Argentine peso to U.S. dollar	3,500	September 30, 2011	104	75
Foreign currency derivative Argentine peso to U.S. dollar	3,500	December 30, 2011	171	138
Foreign currency derivative Argentine peso to U.S. dollar	3,500	March 31, 2012	228	194
	$14,000		$553	$436

7. Fair value of financial instruments

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

In accordance with ASC 820, the fair value of the 9 7/8% Senior Subordinated Notes due 2017 and Term Loan B portion of the senior secured credit facility (“Term Loan B”) was based on prices quoted from third-party financial institutions, Level 1. At March 31, 2011, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$347.0 million senior secured credit facility — (Term Loan B) portion	$261,380	$264,024

$360.0 million Senior Subordinated Notes due April 15, 2017	$363,600	$357,688

$16.25 million Senior Subordinated Notes due April 15, 2017	$16,413	$16,250

As of March 31, 2011 and December 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis including an interest rate swap agreement and foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.  The carrying values of the Company’s long-term debt other than Senior Subordinated Notes and Term Loan B approximates fair value due either to the length of time to maturity or the existence of interest rates that approximate prevailing market rates.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
(in thousands):	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current liabilities
Interest rate swap	$(3,669)	$—	$(3,669)	$—

Other current assets
Foreign currency derivative contracts	$436	$—	$436	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other long-term liabilities
Interest rate swap	$(4,966)	$—	$(4,966)	$—

The estimated fair value of the Company’s interest rate swap was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

The estimated fair value of the Company’s foreign currency derivative agreements considered various inputs and assumptions, including the applicable spot rate, forward rates, maturity, implied volatility and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy.

8.  Income tax accounting

The Company provides for federal, and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

ASC 740, Income Taxes (ASC 740), clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740, provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company is subject to taxation in the U.S. approximately 20 state jurisdictions and countries throughout Latin America, namely, Argentina, Bolivia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions in which the Company is subject to tax are the U.S., Florida and Argentina.

The Company’s effective rate was (403.6)% in the first quarter of fiscal 2011 and 38.3% in the first quarter of fiscal 2010. The increase in the effective rate for the first quarter of 2011 compared to the same period of the year prior is primarily the result of the valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities which are unable to offset the Company’s deferred tax assets for valuation allowance purposes and the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the

Company is unable to benefit losses that are not more likely than not to be realized.  These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.

The Company’s future effective tax rates could be affected by changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.  The Company monitors the assumptions used in estimating the annual effective tax rate and makes adjustments, if required, throughout the year.  If actual results differ from the assumptions used in estimating the Company’s annual effective tax rates, future income tax expense (benefit) could be materially affected.

In addition, the Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2005 through 2010 are subject to examination. The Company is currently undergoing a federal income tax audit for tax years 2005 through 2008, New York State audit for tax years 2006 through 2008 and Alabama audit for tax year 2009.

9.  Acquisitions

In April 2010, the Company entered into definitive agreements to acquire all the outstanding stock of Carolina Regional Cancer Center, P.A. for the acquisition of a radiation treatment center in Myrtle Beach, South Carolina that held three certificate of need licenses, and Atlantic Urology Clinics, LLC, Adult & Pediatric Urology Center of the Carolina, P.A., Coastal Urology Center, P.A. and Grand Strand Urology, LLP with respect to the acquisition of the assets of these Myrtle Beach-based physician practices.  On May 3, 2010, the Company consummated these acquisitions for a combined purchase price of approximately $34.5 million in cash.  The acquisition of the Myrtle Beach facility expands the Company’s presence into a new local market within an existing regional division.  The allocation of the purchase price was to tangible assets, primarily consisting of medical equipment of $4.8 million and assumed liabilities of approximately $0.3 million.  The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill of $30.0 million, which is deductible for tax purposes, representing primarily the value of synergies expected from the transaction.

During the three months ended March 31, 2011 the Company recorded $5.2 million of net patient service revenue and reported net income of $1.0 million in connection with the Carolina Regional Cancer Center, P.A. acquisition.

On March 1, 2011, the Company purchased the remaining 67% interest in Medical Developers, LLC (“MDLLC”) from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The acquisition of the remaining interests expands the Company’s presence into a new regional division. The Company consummated these acquisitions for a combined purchase price of approximately $82.3 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of RT Investments’ non-voting preferred equity units and 258,955 units of RT Investments’ class A equity units totaling approximately $16.28 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.25 million to the seller and an estimated contingent earn out payment totaling $2.3 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. The Company’s previously held equity interest in the acquired entities as of the acquisition date totaled approximately $16.15 million. The Company recorded a gain on the previously held equity interest totaling approximately $0.2 million identified as gain on fair value adjustment of previously held equity investment in the accompanying condensed consolidated statements of operations and comprehensive loss. The preliminary allocation of the purchase price as follows:

Cash	$47,500
Seller financing note	16,250
Company’s issuance of equity	16,282
Contingent earn-out	2,280
Total consideration transferred	82,312
Net identifiable assets acquired	14,750
Goodwill	$67,562

Net identifiable assets includes the following preliminary intangible assets:

Tradename (indefinite life)	$1,900
Non-compete agreement (5 year life)	1,800
Hospital contract arrangements (20 year life)	19,900
$23,600

The weighted-average amortization period for the acquired amortizable intangible assets as of March 31, 2011 is approximately 19.6 years. Total amortization expense recognized for the acquired amortizable intangible assets totaled approximately $0.1 million for the three months ended March 31, 2011.

Estimated future amortization expense for the acquired amortizable intangible assets is as follows (in thousands):

2011	$1,129
2012	1,355
2013	1,355
2014	1,355
2015	1,355
2016	1,055

The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill of $67.6 million, representing primarily the value of estimated cost savings expected from the transaction. The goodwill is not deductible for tax purposes. The purchase price allocation is subject to revision as the Company obtains additional information, including the finalization of the earn-out valuation, final valuation of the consideration of equity and valuation of the intangibles and hard assets by a third party valuation consulting firm. The purchase price allocations are subject to revision as the Company obtains additional information.

During the three months ended March 31, 2011 the Company recorded $5.2 million of net patient service revenue and reported net income of $0.0 million in connection with the MDLLC and Clinica de Radioterapia Cancer Center, P.A. acquisitions.

The following unaudited pro forma financial information is presented as if the purchase of the Carolina Regional Cancer Center, P.A. and the purchase of the additional interests in MDLLC and Clinica de Radioterapia La Asuncion S.A. had occurred at the beginning of each period presented. The pro forma financial information is not necessarily indicative of what the Company’s results of operations actually would have been had the Company completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined company:

	Three months ended
	March 31,
(in thousands):	2011	2010

Pro forma total revenues	$166,718	$150,150

Pro forma net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(3,801)	(495)

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective dates of each acquisition.

10. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
$347.0 million senior secured credit facility — (Term Loan B) portion with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2014	$264,024	$263,910

$75.0 million senior secured credit facility (revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2013	8,500	8,500

$360.0 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9.875%	357,688	308,235

$16.25 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9.875%	16,250	—

$1.1 million various other notes payable with average interest rate of 10% due through August 2019	1,116	—

Capital leases payable with various monthly payments plus interest at rates ranging from 5.9% to 9.1%, due at various maturity dates through December 2013	15,777	18,186
	663,355	598,831
Less current portion	(8,875)	(8,780)
	$654,480	$590,051

The Term Loan B initially bears interest either at LIBOR plus a spread of 425 basis points or a specified base rate plus a spread of 325 basis points and matures on February 21, 2014.

The revolving credit portion of the senior secured credit facility (“Revolver”) will mature on February 21, 2013. The Revolver bears interest either at LIBOR plus a spread ranging from 350 to 425 basis points or a specified base rate plus a spread ranging from 250 to 325 basis points, with the exact spread determined upon the basis of the Company’s leverage ratio, as defined. The Company is required to pay a quarterly unused commitment fee at a rate ranging from 37.5 to 50.0 basis points on the Revolver determined upon the basis of its leverage ratio, as defined.

The senior secured credit facility is secured by a pledge of substantially all of the Company’s tangible and intangible assets and includes a number of restrictive covenants including limitations on leverage, capital and acquisitions expenditures and a requirement to maintain a minimum ratio of cash flow to interest. Under the terms of the Company’s senior secured credit facility, borrowings under the Revolver are based on minimum incremental amounts of not less than $0.5 million for base rate loans and not less than $1.0 million for LIBOR rate loans.

The senior secured credit facility requires the Company to make mandatory prepayments of outstanding borrowings under certain circumstances. Mandatory prepayments include prepayments of the Term Loan B from proceeds from asset dispositions if not reinvested within a certain period of time and debt and equity issuances, limited to a percentage of the proceeds and/or an excess amount above a dollar threshold. The Company is required to prepay the Term Loan B based on certain excess cash flow requirements ranging from 25% to 50% based on the Company’s leverage ratio. To date the Company has not been required to make such prepayments. The senior secured credit facility also requires the Company to comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, and dividends. At March 31, 2011, the Company is in compliance with all covenants.

On March 25, 2008, the Company issued $175.0 million senior subordinated notes due 2015 at 13.5% interest rate and repaid the $175.0 million senior subordinated interim loan agreement including any accrued and unpaid interest. The senior subordinated notes required semi-annual payments of interest only. The senior subordinated notes had similar or less restrictive covenants and were junior to the senior secured credit facility for order of priority of debt repayment.

On April 1, 2010, the Company amended its senior secured credit facility, to among other things, (i) under certain circumstances, allow the Company to issue permitted additional subordinated debt to fund certain future acquisitions; (ii) disregard, for purposes of calculating compliance with the financial covenants, certain provisions of “Generally Accepted Accounting Principles” (GAAP) that would require the Company to treat leased properties as owned by the Company; and (iii) provide for certain other modifications as set forth therein to permit the incurrence of additional indebtedness in connection with certain future acquisitions and the ability to make additional investments, subject to pro forma compliance with certain performance based incurrence covenants, and other restrictions.

On April 20, 2010, the Company issued $310.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 (the “Offering”) and repaid the existing $175.0 million in aggregate principal amount 13.5% senior subordinated notes due 2015, including accrued and unpaid interest and a call premium of approximately $5.3 million. The remaining proceeds from the Offering were used to pay down $74.8 million of the Term Loan B and $10.0 million of the Revolver. A portion of the proceeds of the Offering was placed in a restricted account pending application to finance certain acquisitions, including the acquisitions of a radiation treatment center and physician practices in South Carolina consummated on May 3, 2010. The Company incurred approximately $11.9 million in transaction fees and expenses, including legal, accounting and other fees and expenses associated with the offering, and the initial purchasers’ discount of $1.9 million.

The Company incurred approximately $10.9 million in early extinguishment of debt as a result of the prepayment of the $175.0 million in senior subordinated notes, which included a call premium payment of approximately $5.3 million, the write-offs of $2.5 million in deferred financing costs and $3.1 million in original issue discount costs.

On April 22, 2010, affiliates of certain initial purchasers of the $310.0 million in aggregate principal amount 9 7/8% senior subordinated notes due 2017 provided an additional $15.0 million of commitments to the Revolver, and increased the available commitment from $60.0 million to $75.0 million. The Company paid $2.0 million to Vestar Capital Partners V, L.P. for additional transaction advisory services in respect to the incremental amendments to the existing senior secured credit facility, the additional $15.0 million of commitments to the revolver portion, and the complete refinancing of the senior subordinated notes.

On May 3, 2010, the Company further amended the senior secured credit facilities with respect to certain administrative matters, including permitting the Company to provide to the lenders thereunder, on a prospective basis, the consolidated financial statements of the parent company, Radiation Therapy Services Holdings, Inc., in lieu of those of the borrower, our wholly-owned subsidiary, Radiation Therapy Services, Inc. (“RTS”).

In January 2011, the Company received a commitment letter (the “Commitment Letter”) from DDJ Capital Management, LLC to purchase an aggregate principal amount of $50 million of 9 7/8% Senior Subordinated Notes due 2017 (“New Notes”) to be issued by RTS.  On March 1, 2011, the Company issued $50 million of the New Notes.  The proceeds of $48.5 million were used (i) to fund the Company’s acquisition of all of the outstanding membership units of MDLLC and substantially all of the interests of MDLLC’s affiliated companies (the “MDLLC Acquisition”), not currently controlled by the Company and (ii) to fund transaction costs associated with the MDLLC Acquisition.

The Company’s senior secured credit facilities:

•                  is secured by a pledge of substantially all of the Company’s tangible and intangible assets, including accounts receivable, inventory and capital stock of its existing and future subsidiaries, and requires that borrowings and other amounts due under it will be guaranteed by its existing and future subsidiaries;

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

•                  limits the Company’s ability to pay dividends on its capital stock; and

•                  contains customary events of default, including an event of default upon a change in control.

The senior secured revolving credit portion requires that the Company comply with certain financial covenants, including:

	Requirement	Level at March 31, 2011

Maximum permitted consolidated leverage ratio	<5.25 to 1.00	4.83 to 1.00

Minimum permitted consolidated interest coverage ratio	>2.00 to 1.00	2.36 to 1.00

The maximum permitted consolidated leverage ratio required is <5.25 to 1.00 through June 30, 2011, <5.00 to 1.00 from July 1, 2011 through June 30, 2012, <4.75 to 1.00 from July 1, 2012 to December 31, 2012 and <4.50 to 1.00 thereafter.

The maximum permitted consolidated interest coverage ratio required is >2.00 to 1.00 through December 31, 2011, >2.05 to 1.00 from January 1, 2012 through December 31, 2012, >2.10 to 1.00 from January 1, 2013 to June 30, 2013 and >2.20 to 1.00 thereafter.

The senior secured revolving credit portion also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of March 31, 2011.

11. Real estate subject to finance obligation

The Company leases certain of its treatment centers (“facility”) and other properties from partnerships which are majority-owned by related parties (“related party lessor”). The related party lessor constructs the facilities in accordance with the Company’s plans and specifications and subsequently leases the facility to the Company. Due to the related party relationship, the Company is considered the owner of the facility during the construction period pursuant to the provisions of ASC 840-40 “Sale-Leaseback Transactions” (“ASC 840-40”). In accordance with ASC 840-40, the Company records a construction in progress asset for the facility with an offsetting finance obligation during the construction period. Certain related parties guarantee the debt of the related party lessor, which is considered to be continuing involvement pursuant to ASC 840-40. Accordingly, these leases did not qualify as a sale-leaseback at the time that construction was completed and the facilities are leased to the Company. As a result, the costs to construct the facilities and the related finance obligation remained on the Company’s condensed consolidated balance sheets when construction was completed. The construction costs are included in real estate subject to finance obligation in the accompanying condensed consolidated balance sheets. The finance obligation is amortized over the lease term based on the payments designated in the lease agreements with a portion of the payment representing a free ground lease recorded in rent expense. The assets classified as real estate subject to finance obligation are amortized on a straight line basis over their useful lives.

As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto.  As a result of the refinancing of the landlords’ mortgages on these respective properties, the Company derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years.  In addition, the Company entered into a new master lease arrangement with the related party lessors on 28 properties.  The initial term of the master lease is 15 years with four 5 year renewal options.  Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease.  The lease payments are scheduled to increase annually based on increases in the consumer price index.

12. Segment and geographic information

The Company operates in one line of business, which is operating physician group practices. As of March 1, 2011, due to the acquisition of MDLLC and Clinica de Radioterapia La Asuncion S.A., the Company’s operations are structured into two geographically organized groups: the Domestic U.S. includes 91 treatment centers and International includes 27 treatment centers. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities.

Financial information by geographic segment is as follows:

	Three Months ended March 31,
	2011	2010
Total revenues:
U.S Domestic	$151,051	$134,198
International	5,486	335
Total	$156,537	$134,533

Facility gross profit:
U.S. Domestic	$51,189	$47,251
International	3,243	335
Total	$54,432	$47,586

Depreciation and amortization:
U.S. Domestic	$12,233	$12,088
International	222	—
Total	$12,455	$12,088

	March 31, 2011	December 31, 2010
Total assets:
U.S. Domestic	$1,239,550	$1,221,551
International	127,741	14,779
Total	$1,367,291	$1,236,330

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$854,621	$856,134
International	91,027	—
Total	$945,648	$856,134

The reconciliation of the Company’s reportable segment profit and loss is as follows:

	Three Months ended March 31,
	2011	2010
Facility gross profit	$54,432	$47,586
Less:
General and administrative expenses	17,836	14,268
General and administrative salaries	16,625	13,702
General and administrative depreciation and amortization	2,396	3,476
Provision for doubtful accounts	3,801	2,739
Interest expense, net	14,493	15,020
Gain on fair value adjustment of previously held equity investment	(234)	—
Foreign currency transaction loss	10	—
Foreign currency hedge loss	116	—
Loss before income taxes	$(611)	$(1,619)

13. Supplemental Consolidating Financial Information

RTS’s payment obligations under the senior subordinated notes are guaranteed by Parent and certain domestic subsidiaries of RTS (Subsidiary Guarantors and, collectively with Parent, the “Guarantors”). The consolidated joint ventures and professional corporations of the Company are non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Parent, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Parent and RTS and subsidiary guarantors using the equity method of accounting.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 31, 2011

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$21	$12,734	$10,699	$—	$23,455
Accounts receivable, net	—	—	52,482	41,749	—	94,231
Intercompany receivables	—	—	77,295	—	(77,295)	—
Prepaid expenses	—	102	6,064	842	—	7,008
Inventories	—	—	1,393	16	—	1,409
Deferred income taxes	(517)	1,553	1,240	—	—	2,276
Other	8	436	6,897	848	—	8,189
Total current assets	(508)	2,112	158,105	54,154	(77,295)	136,568
Equity investments in joint ventures	510,297	1,123,841	124,304	49	(1,754,745)	3,746
Property and equipment, net	—	—	207,983	31,035	—	239,018
Real estate subject to finance obligation	—	—	9,567	—	—	9,567
Goodwill	—	111,089	647,674	79,675	—	838,438
Intangible assets, net	—	12,640	70,610	23,960	—	107,210
Other assets	—	17,483	6,428	8,833	—	32,744
Intercompany note receivable	—	—	—	—	—	—
Total assets	$509,789	$1,267,165	$1,224,671	$197,706	$(1,832,040)	$1,367,291
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$387	$21,215	$6,205	$—	$27,807
Intercompany payables	565	62,151	—	14,537	(77,253)	—
Accrued expenses	—	17,154	30,785	5,071	—	53,010
Income taxes payable	442	(3,345)	9,316	1,813	529	8,755
Current portion of long-term debt	—	—	8,451	424	—	8,875
Current portion of finance obligation	—	—	54	—	—	54
Other current liabilities	—	3,669	2,384	573	—	6,626
Total current liabilities	1,007	80,016	72,205	28,623	(76,724)	105,127
Long-term debt, less current portion	—	646,463	7,326	691	—	654,480
Finance obligation, less current portion	—	—	10,076	—	—	10,076
Other long-term liabilities	—	—	12,559	5,449	—	18,008
Deferred income taxes	(2,223)	30,389	7,857	6,185	(381)	41,827
Intercompany note payable	—	—	—	—	—	—
Total liabilities	(1,216)	756,868	110,023	40,948	(77,105)	829,518
Noncontrolling interests—redeemable	—	—	—	—	7,322	7,322
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	511,005	510,297	1,114,648	156,758	(1,781,703)	511,005
Noncontrolling interests—nonredeemable	—	—	—	—	19,446	19,446
Total equity	511,005	510,297	1,114,648	156,758	(1,762,257)	530,451
Total liabilities and equity	$509,789	$1,267,165	$1,224,671	$197,706	$(1,832,040)	$1,367,291

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2011

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$113,665	$41,418	$—	$155,083
Other revenue	—	—	1,459	245	—	1,704
(Loss) income from equity investment	(2,657)	11,629	1,726	(1)	(10,947)	(250)
Intercompany revenue	—	206	19,677	—	(19,883)	—
Total revenues	(2,657)	11,835	136,527	41,662	(30,830)	156,537
Expenses:
Salaries and benefits	680	—	68,999	11,220	—	80,899
Medical supplies	—	—	11,788	703	—	12,491
Facility rent expenses	—	—	7,006	817	—	7,823
Other operating expenses	—	—	6,019	1,439	—	7,458
General and administrative expenses	5	399	15,782	1,650	—	17,836
Depreciation and amortization	—	—	11,327	1,128	—	12,455
Provision for doubtful accounts	—	—	2,282	1,519	—	3,801
Interest expense, net	(2)	14,087	513	(105)	—	14,493
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Foreign currency transaction loss	—	—	—	10	—	10
Loss on forward currency derivative contracts	—	116	—	—	—	116
Intercompany expenses	7	—	—	19,876	(19,883)	—
Total expenses	690	14,602	123,482	38,257	(19,883)	157,148
(Loss) income before income taxes	(3,347)	(2,767)	13,045	3,405	(10,947)	(611)
Income tax (benefit) expense	—	1,186	1,120	16	144	2,466
Net (loss) income	(3,347)	(3,953)	11,925	3,389	(11,091)	(3,077)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,439)	(1,439)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(3,347)	$(3,953)	$11,925	$3,389	$(12,530)	$(4,516)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2011

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(3,347)	$(3,953)	$11,925	$3,389	$(11,091)	$(3,077)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	9,816	1,013	—	10,829
Amortization	—	—	1,511	115	—	1,626
Deferred rent expense	—	—	229	60	—	289
Deferred income taxes	—	527	1,209	188	44	1,968
Stock-based compensation	680	—	—	—	—	680
Provision for doubtful accounts	—	—	2,282	1,519	—	3,801
Gain on the sale of property and equipment	—	—	(8)	—	—	(8)
Loss on forward currency derivative contracts	—	116	—	—	—	116
Loss on foreign currency transactions	—	—	—	49	—	49
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Amortization of debt discount	—	192	—	—	—	192
Amortization of loan costs	—	1,014	—	—	—	1,014
Equity interest in net loss (earnings) of joint ventures	2,657	(11,629)	(1,726)	1	10,947	250
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(10,863)	(4,734)	—	(15,597)
Income taxes payable	—	635	(89)	(814)	(69)	(337)
Inventories and other current assets	—	—	(681)	4	—	(677)
Prepaid expenses	—	(57)	806	16	—	765
Intercompany payable / receivable	(276)	2,393	(5,776)	3,490	169	—
Accounts payable	—	(237)	3,715	(634)	—	2,844
Accrued expenses	—	10,776	3,213	(102)	—	13,887
Net cash (used in) provided by operating activities	(286)	(223)	15,329	3,560	—	18,380
Cash flows from investing activities
Purchases of property and equipment	—	—	(10,878)	(535)	—	(11,413)
Acquisition of medical practices	—	—	(47,500)	5,396	—	(42,104)
Proceeds from the sale of property and equipment	—	—	5	—	—	5
Repayments from (loans to) employees	—	—	147	(12)	—	135
Intercompany notes to / from affiliates	—	—	—	—	—	—
Contribution of capital to joint venture entities	—	(47,500)	—	—	47,500	—
Distributions received from joint venture entities	—	372	1,728	—	(1,800)	300
Proceeds from sale of equity interest in a joint venture	—	—	312	—	—	312
Payment of foreign currency derivative contracts	—	(552)	—	—	—	(552)
Change in other assets and other liabilities	5	3	(100)	32	—	(60)
Net cash provided by (used in) investing activities	5	(47,677)	(56,286)	4,881	45,700	(53,377)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $625)	—	49,375	—	26	—	49,401
Principal repayments of debt	—	—	(2,433)	(23)	—	(2,456)
Repayments of finance obligation	—	—	(13)	—	—	(13)
Proceeds from equity contribution	3	—	47,500	—	(47,500)	3
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(923)	(923)
Payments of loan costs	—	(1,534)	—	—	—	(1,534)
Cash distributions to shareholders	—	—	—	(2,723)	2,723	—
Net cash provided by (used in) financing activities	3	47,841	45,054	(2,720)	(45,700)	44,478
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
Net (decrease) increase in cash and cash equivalents	(278)	(59)	4,097	5,718	—	9,478
Cash and cash equivalents, beginning of period	279	80	8,637	4,981	—	13,977
Cash and cash equivalents, end of period	$1	$21	$12,734	$10,699	$—	$23,455

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 31, 2010

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$279	$80	$8,637	$4,981	$—	$13,977
Accounts receivable, net	—	—	43,901	19,670	—	63,571
Intercompany receivables	—	—	71,519	—	(71,519)	—
Income taxes receivable	—	—	—	—	—	—
Prepaid expenses	—	45	6,549	375	—	6,969
Inventories	—	—	1,410	16	—	1,426
Deferred income taxes	(517)	1,553	1,240	—	—	2,276
Other	7	—	2,676	851	—	3,534
Total current assets	(231)	1,678	135,932	25,893	(71,519)	91,753
Equity investments in joint ventures	496,340	1,028,910	44,011	—	(1,549,125)	20,136
Property and equipment, net	—	—	207,250	22,415	—	229,665
Real estate subject to finance obligation	—	—	8,100	—	—	8,100
Goodwill	—	114,064	644,699	12,135	—	770,898
Intangible assets, net	—	12,978	71,783	475	—	85,236
Other assets	—	16,963	4,420	9,159	—	30,542
Intercompany note receivable	—	—	—	—	—	—
Total assets	$496,109	$1,174,593	$1,116,195	$70,077	$(1,620,644)	$1,236,330
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$624	$17,880	$3,384	$—	$21,888
Intercompany payables	841	59,758	—	11,037	(71,636)	—
Accrued expenses	—	6,378	26,260	3,127	—	35,765
Income taxes payable	442	(3,980)	9,405	(471)	598	5,994
Current portion of long-term debt	—	—	8,780	—	—	8,780
Current portion of finance obligation	—	—	53	—	—	53
Other current liabilities	—	—	197	—	—	197
Total current liabilities	1,283	62,780	62,575	17,077	(71,038)	72,677
Long-term debt, less current portion	—	580,645	9,406	—	—	590,051
Finance obligation, less current portion	—	—	8,515	—	—	8,515
Other long-term liabilities	—	4,966	10,002	1,013	—	15,981
Deferred income taxes	(2,223)	29,862	6,648	(335)	(425)	33,527
Intercompany note payable	—	—	—	—	—	—
Total liabilities	(940)	678,253	97,146	17,755	(71,463)	720,751
Noncontrolling interests—redeemable	—	—	—	—	7,371	7,371
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	497,049	496,340	1,019,049	52,322	(1,567,711)	497,049
Noncontrolling interests—nonredeemable	—	—	—	—	11,159	11,159
Total equity	497,049	496,340	1,019,049	52,322	(1,556,552)	508,208
Total liabilities and equity	$496,109	$1,174,593	$1,116,195	$70,077	$(1,620,644)	$1,236,330

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$96,643	$36,470	$—	$133,113
Other revenue	—	—	1,057	198	—	1,255
(Loss) income from equity investment	(1,281)	12,026	714	—	(11,294)	165
Intercompany revenue	—	201	21,447	—	(21,648)	—
Total revenues	(1,281)	12,227	119,861	36,668	(32,942)	134,533
Expenses:
Salaries and benefits	250	—	59,908	9,506	—	69,664
Medical supplies	—	—	10,267	546	—	10,813
Facility rent expenses	—	—	4,674	642	—	5,316
Other operating expenses	—	—	5,501	743	—	6,244
General and administrative expenses	—	302	13,112	854	—	14,268
Depreciation and amortization	—	—	11,256	832	—	12,088
Provision for doubtful accounts	—	—	2,258	481	—	2,739
Interest expense, net	(1)	12,928	2,193	(100)	—	15,020
Intercompany expenses	—	—	—	21,648	(21,648)	—
Total expenses	249	13,230	109,169	35,152	(21,648)	136,152
(Loss) income before income taxes	(1,530)	(1,003)	10,692	1,516	(11,294)	(1,619)
Income tax (benefit) expense	—	554	(1,168)	(6)	—	(620)
Net (loss) income	(1,530)	(1,557)	11,860	1,522	(11,294)	(999)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(807)	(807)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(1,530)	$(1,557)	$11,860	$1,522	$(12,101)	$(1,806)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(1,530)	$(1,557)	$11,860	$1,522	$(11,294)	$(999)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	8,380	793	—	9,173
Amortization	—	—	2,876	39	—	2,915
Deferred rent expense	—	—	496	61	—	557
Deferred income tax provision (benefit)	—	663	1,497	—	—	2,160
Stock-based compensation	250	—	—	—	—	250
Impairment Loss	—	—	—	—	—	—
Provision for doubtful accounts	—	—	2,258	481	—	2,739
Loss on the sale of property and equipment	—	—	415	—	—	415
Amortization of debt discount	—	302	—	—	—	302
Amortization of loan costs	—	707	—	—	—	707
Equity interest in net loss (earnings) of joint ventures	1,281	(12,026)	(714)	—	11,294	(165)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(7,277)	(299)	—	(7,576)
Income taxes receivable / payable	—	151	(2,929)	(53)	—	(2,831)
Inventories	—	—	60	2	—	62
Prepaid expenses	—	(26)	2,246	102	—	2,322
Intercompany payable / receivable	1	13,310	(15,292)	1,981	—	—
Accounts payable	—	(244)	659	(333)	—	82
Accrued expenses	—	(5,907)	5,902	(972)	2	(975)
Net cash provided by (used in) operating activities	2	(4,627)	10,437	3,324	2	9,138
Cash flows from investing activities
Purchases of property and equipment	—	—	(6,696)	(86)	—	(6,782)
Acquisition of radiation centers	—	—	(283)	—	—	(283)
Proceeds from the sale of property and equipment	—	—	263	—	—	263
Repayments from (loans to) employees	—	—	216	—	—	216
Intercompany notes to / from affiliates	—	200	—	(200)	—	—
Contribution of capital to joint venture entities	—	—	(2,633)	—	—	(2,633)
Proceeds from sale of equity interest in joint venture	—	—	300	—	(300)	—
Distributions received from joint venture	—	358	1,380	—	(1,738)	—
Change in other assets and other liabilities	7	(1,998)	129	(9)	(2)	(1,873)
Net cash provided by (used in) investing activities	7	(1,440)	(7,324)	(295)	(2,040)	(11,092)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $1,950)	—	—	—	—	—	—
Principal repayments of debt	—	(868)	(2,741)	—	—	(3,609)
Repayments of finance obligation	—	—	(263)	—	—	(263)
Payments of notes receivable from shareholder	50	—	—	—	—	50
Proceeds from issuance of noncontrolling interest	—	—	—	308	300	608
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	(813)	—	(813)
Deconsolidation of noncontrolling interest	—	—	—	(14)	—	(14)
Cash distributions to shareholders	—	—	—	(1,738)	1,738	—
Net cash provided by (used in) financing activities	50	(868)	(3,004)	(2,257)	2,038	(4,041)
Net increase (decrease) in cash and cash equivalents	59	(6,935)	109	772	—	(5,995)
Cash and cash equivalents, beginning of period	65	14,314	12,847	5,732	—	32,958
Cash and cash equivalents, end of period	$124	$7,379	$12,956	$6,504	$—	$26,963

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  This section of this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. These statements may be identified by the use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “should”, or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q in the section titled “Risk Factors” and in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this Form 10-Q. References in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and “the Company and Parent” are references to Radiation Therapy Services Holdings, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise. References in this Quarterly Report on Form 10-Q to “our treatment centers” refer to owned, managed and hospital based treatment centers.

Overview

We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation, Intensity Modulated Radiation Therapy (“IMRT”), as well as newer, more technologically-advanced procedures. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and, as of March 31, 2011 we provided radiation therapy services in 118 treatment centers. Most of our treatment centers are strategically clustered into 28 local markets in 16 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia and 26 treatment centers are operated in South America, Central America and the Caribbean.  Of these 118 treatment centers, 37 treatment centers were internally developed, 75 were acquired and six involve hospital-based treatment centers and other groups. We have continued to expand our affiliation with physician specialties in closely related areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

On October 19, 2007, our wholly owned subsidiary, RTS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). Upon completion of the Merger, each share of RTS’s common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments’ management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the “Closing”). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar Capital Partners, Inc. and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. At March 31 2011, Vestar and its affiliates currently control approximately 81% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS’s common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (Class B and C non-voting equity units) from an equity pool representing up to 13% of the common equity value of RT Investments, which as of March 31, 2011 was 12.1%. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments.

We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

•                  The number of treatments delivered per day in our freestanding centers;

•                  The average revenue per treatment in our freestanding centers;

•                  The ratio of funded debt to pro-forma adjusted earnings before interest, taxes, depreciation and amortization (leverage ratio) and

•                  Facility gross profit

Revenue Drivers

Our revenue growth is primarily driven by expanding the number of our centers, optimizing the utilization of advanced technologies at our existing centers and benefiting from demographic and population trends in most of our local markets. New centers are added or acquired based on capacity, demographics, and competitive considerations.

The average revenue per treatment is sensitive to the mix of services used in treating a patient’s tumor. The reimbursement rates set by Medicare and commercial payers tend to be higher for more advanced treatment technologies, reflecting their higher complexity. A key part of our business strategy is to make advanced technologies available once supporting economics exist. For example, we have been utilizing Image Guided Radiation Therapy (“IGRT”) and Gamma Function, a proprietary capability to enable measurement of the actual amount of radiation delivered during a treatment and to provide immediate feedback for adaption of future treatments as well as for quality assurance, where appropriate, now that reimbursement codes are in place for these services.

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the three months ended March 31, 2011 and 2010.

(domestic U.S.)	Year Ended December 31,	Three Months Ended March 31,
Payer	2010	2011	2010
Medicare	44.6%	47.3%	44.7%
Commercial	50.9	48.4	51.5
Medicaid	3.0	2.7	2.5
Self pay	1.5	1.6	1.3

Total net patient service revenue	100.0%	100.0%	100.0%

Medicare and Medicaid

Medicare is a major funding source for the services we provide and government reimbursement developments can have a material effect on operating performance. These developments include the reimbursement amount for each Current Procedural Terminology (“CPT”) service that we provide and the specific CPT services covered by Medicare. The Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program, administers an annual process for considering changes in reimbursement rates and covered services. We have played, and will continue to play, a role in that process both directly and through the radiation oncology professional societies.

Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.7% of our net patient service revenue for the three months ended March 31, 2011.

Medicare reimbursement rates are determined by a formula which takes into account an industry wide Conversion Factor (“CF”) multiplied by Relative Value Units (“RVUs”) determined on a per procedure basis. The CF and RVUs may change on an annual basis. In 2009, the CF decreased by 5.3%. The net result of changes to the CF and RVUs over the last several years prior to 2009 has had an immaterial impact on our business, with the CF percentage decrease in 2009 having a significant impact on our business. It is difficult, however, to forecast the future impact of any changes. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in a decrease in our total revenues and net income.

On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout 2010 by passing several pieces of legislation.  Additionally, in June 2010, Congress passed a 2.2% increase.  The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress passed the Medicare and Medicaid Extenders Act of 2010, which was signed by President Obama on December 15, 2010.  This Act delays until the end of 2011 the scheduled 24.9% cut and for now maintains rates at their current level.  If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the reimbursement decrease currently scheduled to take effect on January 1, 2012, will have a significant adverse impact on our business.

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

•                                          Increased costs associated with development and optimization of our internal infrastructure; and

•                                          Healthcare reform.

Results of Operations

The following table summarizes key operating statistics of our results of operations for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2011	2010	% Change
Number of treatment days (domestic U.S.)	64	63

Total RVU’s — freestanding centers (domestic U.S.)	3,209,341	2,753,620	16.5%

RVU’s per day — freestanding centers (domestic U.S.)	50,146	43,708	14.7%

Percentage change in RVU’s per day — freestanding centers — same practice basis (domestic U.S.)	9.3%	-0.8%

Number of regions at period end	9	8

Number of local markets at period end (domestic U.S.)	28	28

Treatment centers - freestanding	112	91	23.1%
Treatment centers — hospital / other groups	6	7	-14.3%

	118	98	20.4%

Days sales outstanding at quarter end (domestic U.S.)	40	41

Percentage change in freestanding revenues — same practice basis (domestic U.S.)	3.3%	-5.0%

Net patient service revenue — professional services only (in thousands) (domestic U.S.)	$42,097	$34,623

The following table presents summaries of our results of operations for the three months ended March 31, 2010 and 2011.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Revenues:
Net patient service revenue	$155,083	99.1%	$133,113	98.9%
Other revenue	1,454	0.9	1,420	1.1

Total revenues	156,537	100.0	134,533	100.0

Expenses:
Salaries and benefits	80,899	51.7	69,664	51.8
Medical supplies	12,491	8.0	10,813	8.0
Facility rent expenses	7,823	5.0	5,316	4.0
Other operating expenses	7,458	4.8	6,244	4.6
General and administrative expenses	17,836	11.4	14,268	10.6
Depreciation and amortization	12,455	8.0	12,088	9.0
Provision for doubtful accounts	3,801	2.4	2,739	2.0
Interest expense, net	14,493	9.3	15,020	11.2
Gain on fair value adjustment of previously held equity investment	(234)	-0.1	—	—
Foreign currency transaction loss	10	0.0	—	—
Loss on forward currency derivative contracts	116	0.1	—	—

Total expenses	157,148	100.6	136,152	101.2

Loss before income taxes	(611)	-0.6	(1,619)	-1.2
Income tax expense (benefit)	2,466	1.6	(620)	-0.5

Net loss	(3,077)	-2.2	(999)	-0.7

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,439)	-0.9	(807)	-0.6

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(4,516)	-3.1%	(1,806)	-1.3%

Comparison of the Three Months Ended March 31, 2010 and 2011

Revenues

Net patient service revenue. For the three months ended March 31, 2010 and 2011, net patient service revenue comprised 98.9% and 99.1%, respectively, of our total revenues.  In our net patient service revenue for the three months ended March 31, 2010 and 2011, revenue from the professional-only component of radiation therapy and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 25.7% and 26.9%, respectively, of our total revenues.

Other revenue. For the three months ended March 31, 2010 and 2011, other revenue comprised approximately 1.1% and 0.9%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $22.0 million, or 16.4%, from $134.5 million for the three months ended March 31, 2010 to $156.5 million for the three months ended March 31, 2011. Total revenue was positively impacted by $21.0 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2010 and 2011 through the acquisition of several urology, medical oncology and surgery practices in Florida and Arizona and the acquisition of a physician practice in South Carolina, and West Virginia and the acquisition of 26 physician practices in South America, Central America and the Caribbean, and the opening of two de novo centers as follows:

Date	Sites	Location	Market	Type

March 2010	1	El Segundo, California	Los Angeles, California	De Novo
May 2010	1	Pembroke Pines, Florida	Florida East Coast	De Novo
May 2010	1	Myrtle Beach, South Carolina	South Carolina	Acquisition
December 2010	1	Princeton West Virginia	West Virginia	Acquisition
March 2011	26	South America, Central America and the Caribbean	—	Acquisition

Approximately $0.5 million of the increase was due to recognition of revenue from CMS for the 2011 PQRI program.  In our existing local markets and practices, revenue increased by approximately $0.5 million.  We continue to see stabilization in our Florida and Nevada local markets.

Expenses

Salaries and benefits. Salaries and benefits increased by $11.2 million, or 16.1%, from $69.7 million for the three months ended March 31, 2010 to $80.9 million for the three months ended March 31, 2011. Salaries and benefits as a percentage of total revenues decreased from 51.8% for the three months ended March 31, 2010 to 51.7% for the three months ended March 31, 2011.  Additional staffing of personnel and physicians due to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011 contributed $10.1 million to our salaries and benefits. Stock compensation expense included in our salaries and benefits increased $0.4 million as a result of a repurchase of vested units from an executive for use in future reissuance to other executives.  For existing practices and centers within our local markets, salaries and benefits increased $0.7 million.

Medical supplies. Medical supplies increased by $1.7 million, or 15.5%, from $10.8 million for the three months ended March 31, 2010 to $12.5 million for the three months ended March 31, 2011. Medical supplies as a percentage of total revenues was 8.0% for the three months ended March 31, 2010 and 2011. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related and other medical supplies. Approximately $1.3 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011.   In our remaining practices and centers in existing local markets, medical supplies increased by approximately $0.4 million as we continue to see stable patient volumes and treatment counts in our existing local markets.  These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $2.5 million, or 47.2%, from $5.3 million for the three months ended March 31, 2010 to $7.8 million for the three months ended March 31, 2011. Facility rent expenses as a percentage of total revenues increased from 4.0% for the three months ended March 31, 2010 to 5.0% for the three months ended March 31, 2011. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $1.0 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011.  On March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto.  As a result of the refinancing of the landlords’ mortgages on these respective properties, we derecognized approximately $64.8 million in real estate subject to finance obligation.  As a result of the derecognition, our facility rent expense increased by approximately $1.6 million during the three months ended March 31, 2011, offset by a decrease of approximately $0.1 million due to office consolidations in the latter part of 2010.

Other operating expenses. Other operating expenses increased by $1.2 million or 19.4%, from $6.2 million for the three months ended March 31, 2010 to $7.4 million for the three months ended March 31, 2011.  Other operating expense as a percentage of total revenues increased from 4.6% for the three months ended March 31, 2010 to 4.8% for the three months ended March 31, 2011.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $1.3 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011, offset by a decrease of approximately $0.1 million in our remaining practices and centers in existing local markets, primarily as a result of a decrease in operating leases on certain of our medical equipment and contract labor for radiation therapists.

General and administrative expenses. General and administrative expenses increased by $3.5 million or 25.0%, from $14.3 million for the three months ended March 31, 2010 to $17.8 million for the three months ended March 31, 2011. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 10.6% for the three months ended March 31, 2010 to 11.4% for the three months ended March 31, 2011.  The increase of $3.5 million in general and administrative expenses was due to an increase of approximately $1.6 million relating to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011, an increase of approximately $0.4 million in our remaining practices and treatments centers in our existing local markets and an increase of approximately $1.5 million in diligence costs relating to acquisitions and potential acquisitions of physician practices.

Depreciation and amortization. Depreciation and amortization increased by $0.4 million, or 3.0%, from $12.1 million for the three months ended March 31, 2010 to $12.5 million for the three months ended March 31, 2011. Depreciation and amortization expense as a percentage of total revenues decreased from 9.0% for the three months ended March 31, 2010 to 8.0% for the three months ended March 31, 2011.  The increase of $0.4 million in depreciation and amortization was due to an increase of approximately $0.7 million relating to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.1 million.  On March 31, 2010, we derecognized approximately $64.8 million in real estate subject to finance obligation.  As a result of the derecognition, our depreciation and amortization expense decreased by approximately $0.4 million.

Provision for doubtful accounts. The provision for doubtful accounts increased by $1.1 million, or 38.8%, from $2.7 million for the three months ended March 31, 2010 to $3.8 million for the three months ended March 31, 2011.  The provision for doubtful accounts as a percentage of total revenues increased from 2.0% for the three months ended March 31, 2010 to 2.4% for the three months ended March 31, 2011.  The increase is due to our increase in self pay from 1.3% in 2010 as compared to 1.6% in 2011 as a percent of our net patient service revenue in the domestic U.S.

Interest expense, net. Interest expense, decreased by $0.5 million, or 3.5%, from $15.0 million for the three months ended March 31, 2010 to $14.5 million for the three months ended March 31, 2011.  The decrease is primarily attributable the derecognition of approximately $64.8 million in real estate subject to finance obligation on March 31, 2010.  As a result of the derecognition, our interest expense relating to the finance obligation decreased by approximately $1.5 million, offset by an increase of approximately $0.9 million net of interest rate swap payments, as a result of the additional senior subordinated notes issued in April 2010 and March 2011.

Gain on fair value adjustment of previously held equity investment. As result of the acquisition of MDLLC, in which we acquired an effective ownership interest of approximately 91.0% on March 1, 2011, we recorded a gain of approximately $0.2 million to adjust our initial investment in the joint venture to fair value.

Income taxes.  Our effective tax rate was (403.6)% in the first quarter of fiscal 2011 and 38.3% in the first quarter of fiscal 2010. The increase in the effective rate for the first quarter of 2011 compared to the same period of the year prior is primarily the result of the valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities which are unable to offset the Company’s deferred tax assets for valuation allowance purposes and the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit losses that are not more likely than not to be realized. On an absolute dollar basis, the provision for income taxes increased to $2.5 million for the first quarter of 2011 compared to an income tax benefit of $0.6 million in the same period of 2010, which increase was principally due to valuation allowance recorded in the period.

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

Net loss. Net loss increased by $2.1 million, from $1.0 million in net loss for the three months ended March 31, 2010 to $3.1 million net loss for the three months ended March 31, 2011.  Net loss represents 0.7% of total revenues for the three months ended March 31, 2010 and 2.2% of total revenues for the three months ended March 31, 2011.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our sunbelt states’ treatment centers are part-time residents in these states during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  28 of our 118 radiation treatment centers are located in Florida.

Liquidity and Capital Resources

Our principal capital requirements are for working capital, acquisitions, medical equipment replacement and expansion and de novo treatment center development. Working capital and medical equipment are funded through cash from operations, supplemented, as needed, by five-year fixed rate lease lines of credit. Borrowings under these lease lines of credit are recorded on our balance sheets. The construction of de novo treatment centers is funded directly by third parties and then leased to us. We finance our operations, capital expenditures and acquisitions through a combination of borrowings and cash generated from operations.

Cash Flows From Operating Activities

Net cash provided by operating activities for the three month periods ended March 31, 2010 and 2011 was $9.1 million and $18.4 million, respectively.

Net cash provided by operating activities increased by $9.3 million from $9.1 million in the three month period ended March 31, 2010 to $18.4 million for the three month period ended March 31, 2011 predominately due to timing of interest payments.  In the three months ended March 31, 2010, we paid approximately $11.8 million of interest on our $175.0 million senior subordinated notes that was refinanced on April 20, 2010 with the issuance of the $310.0 million in senior subordinated notes due 2017 with interest payments due in April and October of each year.  We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 41 days to 40 days.

Cash Flows From Investing Activities

Net cash used in investing activities for the three month periods ended March 31, 2010 and 2011 was $11.1 million and $53.4 million, respectively.

Net cash used in investing activities increased by $42.3 million from $11.1 million for the three month period ended March 31, 2010 to $53.4 million for the three month period ended March 31, 2011.  Net cash used in investing activities was impacted by approximately $42.1 million (net of acquired cash of approximately $5.4 million) related to the purchase of the remaining (i) 67% interest in a joint venture that holds a majority equity interest in and manages 25 radiation therapy treatment centers in South America, Central America and the Caribbean (including the purchase of equity units in the underlying operating subsidiaries) and (ii) a 61% interest in a joint venture that operates a treatment center in Guatemala, on March 1, 2011.

Cash Flows From Financing Activities

Net cash used in financing activities for the three month period ended March 31, 2010 was $4.0 million and net cash provided by financing activities for the three month period ended March 31, 2011 was $44.5 million.

Net cash used in financing activities in 2010 included cash provided by noncontrolling interest holders in the El Segundo joint venture who contributed approximately $0.6 million in cash for a 22.75% interest in the joint venture. In January 2011, we received the Commitment Letter from DDJ Capital Management, LLC to purchase an aggregate principal amount of $50 million of 9 7/8% Senior Subordinated Notes due 2017 to be issued by RTS.  On March 1, 2011, we issued $50 million of the new notes.  The proceeds of $48.5 million were used (i) to fund the MDLLC acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition.  We incurred approximately $1.5 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers’ discount of $0.6 million.

Senior Secured Credit Facilities Senior Subordinated Notes

In connection with the Merger, we entered into our current senior secured credit facilities, which consists of a senior secured term loan facility and a senior secured revolving credit facility. At the Closing, we borrowed $307.0 million under the senior secured term loan facility, utilized $3.1 million of the senior secured revolving credit facility and obtained a $175.0 million senior subordinated interim loan agreement. We incurred expenses of approximately $3.7 million for early extinguishment of debt relating to the termination of certain capital lease obligations, termination of our interest rate swap agreement and the write-off of deferred financing costs relating to the extinguishment of our previous senior secured credit facility. On March 25, 2008, we issued $175.0 million senior subordinated notes due 2015 at an annual interest rate of 13.5%, and repaid the $175.0 million senior subordinated interim loan agreement including any accrued and unpaid interest.

On April 1, 2010, we amended our senior secured credit facility to, among other things, (i) under certain circumstances, allow us to issue permitted additional subordinated debt to fund certain future acquisitions; (ii) disregard, for purposes of calculating compliance with the financial covenants, certain provisions of GAAP that would require us to treat leased properties as owned by us; and (iii) provide for certain other modifications to permit the incurrence of additional indebtedness in connection with certain future acquisitions and the ability to make additional investments, subject to pro forma compliance with certain performance-based incurrence covenants, and other restrictions.

On April 20, 2010, we consummated a debt offering (“Offering”) and repaid our existing $175.0 million in aggregate principal amount 13.5% senior subordinated notes due 2015, including accrued and unpaid interest of approximately $6.4 million and the call premium of approximately $5.3 million.  The remaining proceeds from the Offering were used to pay down $74.8 million of the Term Loan B and $10.0 million of the Revolver.  A portion of the proceeds of the Offering was placed in a restricted account pending application to finance certain acquisitions, including the acquisitions of a radiation treatment center and physician practices in South Carolina, which were consummated on May 3, 2010.  We incurred approximately $11.9 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with this offering, including the initial purchasers’ discount of $1.9 million.

We incurred approximately $10.9 million in early extinguishment of debt as a result of the prepayment of the $175.0 million in senior subordinated notes, which included the call premium payment of approximately $5.3 million, the write-offs of $2.5 million in deferred financing costs and $3.1 million in original issue discount costs.

On April 22, 2010, affiliates of certain of the initial purchasers of the $310.0 million in aggregate principal amount 9 7/8% senior subordinated notes due 2017, as lenders under our senior secured revolving credit facility, provided an additional $15.0 million of commitments to the revolving credit portion of our senior secured credit facility increasing the available commitment from $60.0 million to $75.0 million.  We paid $2.0 million to Vestar Capital Partners V, L.P. for additional transaction advisory services in respect to the incremental amendments to our existing senior secured revolving credit facility, the additional $15.0 million of commitments to the revolver portion, and the complete refinancing of the senior subordinated notes.

On May 3, 2010, we entered into Amendment No. 3 to our senior secured credit facilities, dated February 21, 2008 (as amended by Amendment No. 1, dated August 15, 2008, Amendment No. 2, dated April 1, 2010, Incremental Amendments dated April 22, 2010, Amendment No. 3, dated May 3, 2010, and as otherwise amended from time to time, the “Credit Agreement”), by and among the Company,  RTS, the subsidiaries of RTS identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein, pursuant to which we revised certain administrative matters, including to permit us to provide to the lenders thereunder the consolidated financial statements of Parent, in lieu of those of the borrower, RTS.

In January 2011, we received the Commitment Letter from DDJ Capital Management, LLC to purchase an aggregate principal amount of $50 million of 9 7/8% Senior Subordinated Notes due 2017 to be issued by RTS.  On March 1, 2011, we issued $50 million of the New Notes.  The proceeds of $48.5 million were used (i) to fund the MDLLC Acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition.  We incurred approximately $1.5 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers’ discount of $0.6 million.

On April 1, 2011 we received approximately $6.7 million in capital lease financing from a financial institution to fund previously purchased medical equipment. The terms of the capital lease financing are for five years at an average interest rate of approximately 8%.

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

Finance Obligation

We lease certain of our treatment centers (each, a “facility” and, collectively, the “facilities”) and other properties from partnerships that are majority-owned by related parties (each, a “related party lessor” and, collectively, the “related party lessors”).  The related party lessors construct the facilities in accordance with our plans and specifications and subsequently lease these facilities to us. Due to the related party relationship, we are considered the owner of these facilities during the construction period pursuant to the provisions of Accounting Standards Codification (“ASC”) 840-40, “Sale-Leaseback Transactions” (“ASC 840-40”). In accordance with ASC 840-40, we record a construction in progress asset for these facilities with an offsetting finance obligation during the construction period. These related parties guarantee the debt of the related party lessors, which is considered to be “continuing involvement” pursuant to ASC 840-40. Accordingly, these leases did not qualify as a normal sale-leaseback at the time that construction was completed and these facilities were leased to us. As a result, the costs to construct the facilities and the related finance obligation are recorded on our consolidated balance sheets after construction was completed. The construction costs are included in “Real Estate Subject to Finance Obligation” in the condensed consolidated balance sheets and the accompanying notes, included in this Quarterly Report on Form 10-Q. The finance obligation is amortized over the lease term based on the payments designated in the lease agreements.

As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, we derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, we entered into a new master lease arrangement with the landlord on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index.  The amount of these finance obligations as of March 31, 2011 and December 31, 2010 was $10.1 million and $8.6 million, respectively.

Billing and Collections

Our billing system in the U.S. utilizes a fee schedule for billing patients, third-party payers and government sponsored programs, including Medicare and Medicaid. Fees billed to government sponsored programs, including Medicare and Medicaid, and fees billed to self pay patients (not covered under other third party payer arrangements) are automatically adjusted to the allowable payment amount at time of billing. In 2009, we updated our billing system to include fee schedules on approximately 85% of all payers and developed a blended rate allowable amount on the remaining payers. As a result of this change in 2009, fees billed to all payers are automatically adjusted to the allowable payment at time of billing.

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

In the event of denial of payment, we follow the payer’s standard appeals process, both to secure payment and to lobby the payers, as appropriate, to modify their medical policies to expand coverage for the newer and more advanced treatment services that we provide which, in many cases, is the payer’s reason for denial of payment. If all reasonable collection efforts with these payers have been exhausted by our central billing office staff, the account receivable is written-off.

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

Acquisitions and Developments

The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,		Three Months Ended March 31,
	2009	2010	2011
Treatment centers at beginning of period	97	97	95
Internally developed	7	2	—
Transitioned to freestanding	1	—	—
Internally (consolidated / closed / sold)	(5)	(5)	(3)
Acquired	—	2	26
Hospital-based / other groups	—	(1)	—
Hospital-based (ended / transitioned)	(3)	—	—

Treatment centers at period end	97	95	118

Number of regions at period end	8	8	9

Number of local markets at period end	28	28	28

In 2009, we internally developed seven new radiation centers, transitioned a hospital based arrangement to a freestanding radiation center, consolidated five radiation centers, ended two hospital-based arrangements and acquired the assets of several physician practices as follows:

In January 2009, we purchased a 33% interest in MDLLC, a joint venture affiliated with the brother and father of Dr. Dosoretz, our Chief Executive Officer, President and a director on the Company’s board of directors, that holds a majority equity interest in, and manages, 26 radiation therapy treatment centers through 16 legal entities in South America, Central America and the Caribbean (which translates into us owning a 19% indirect ownership interest in the underlying radiation therapy treatment centers), and a 19% interest in a joint venture that operates a treatment center in Guatemala for an aggregate of approximately $10.4 million, subject to final determination of the purchase price based on a multiple of historical earnings before interest, taxes and depreciation and amortization. In January 2010, we finalized the amount due for our 33% interest in the joint venture and paid an additional $1.9 million. The transaction is accounted for under the equity method. We also had a four-year call option to purchase the remaining 67% in the MDLLC joint venture in which we purchased a 33% interest, which would result in an ownership interest of approximately 90% in the underlying radiation oncology business located in South America, Central America and the Caribbean, at a price based on a multiple of historical earnings before interest, taxes and depreciation and amortization.

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

On April 30, 2010, we sold certain assets of the Gettysburg facility to one of Gettysburg Radiation, LLC’s minority equityholders for approximately $925,000. Due to the poor local economy, as well as the opening of a radiation therapy center by a nearby hospital, the performance of the Gettysburg facility deteriorated significantly.

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

On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company consummated these acquisitions for a combined purchase price of approximately $82.3 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of RT Investments’ non-voting preferred equity units and 258,955 units of RT Investments’ class A equity units totaling approximately $16.28 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.25 million to the seller and an estimated contingent earn out payment totaling $2.3 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

During the first quarter of 2011, we closed two treatment facilities in California, one in Beverly Hills and the other facility in Corona.  In addition we are no longer treating at our Gilbert Arizona facility and we are using the center for our other specialty practices for office visits and consults.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used in the preparation of our condensed consolidated financial statements.

Variable Interest Entities

We evaluate certain of our radiation oncology practices in order to determine if they are VIEs. This evaluation resulted in determining that certain of our radiation oncology practices were potential variable interests. For each of these practices, we have determined (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. ASC 810, “Consolidation” (“ASC 810”), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of our radiation oncology practices are variable interest entities and we have a variable interest in certain of these practices through our administrative services agreements. Pursuant to ASC 810, through our variable interests in these practices, we have the power to direct the activities of these practices that most significantly impact the entity’s economic performance and we would absorb a majority of the expected losses of these practices should they occur.  Based on these determinations, we have included these radiation oncology practices in our condensed consolidated financial statements for all periods presented. All significant intercompany accounts and transactions have been eliminated.

We adopted updated accounting guidance beginning with the first quarter of 2010, by providing an ongoing qualitative rather than quantitative assessment of our ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and our rights or obligations to receive benefits or absorb losses, in order to determine whether those entities will be required to be consolidated in our condensed consolidated financial statements.  The adoption of the new guidance had no material impact to our financial statements and results of operations.

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

We derive a significant portion of our revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our condensed consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payer class basis given our interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process. Changes in estimates related to the allowance for contractual discounts affect revenues reported in our condensed consolidated statements of operations and comprehensive loss. If our overall estimated allowance for contractual discounts on our revenues for the year ended December 31, 2010 were changed by 1%, our after-tax loss from continuing operations would change by approximately $0.2 million. This is only one example of reasonably possible sensitivity scenarios. A significant increase in our estimate of contractual discounts for all payers would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

During the three months ended March 31, 2011 and 2010, approximately 50% and 47%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Goodwill impairment was recognized for the year ended December 31, 2010 of approximately $91.2 million as a result of our annual review performed during the fourth quarter of 2010 and an additional $2.5 million for certain radiation treatment office closings.  No goodwill impairment loss was recognized for the year ended December 31, 2009.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the reporting units

The estimated fair value measurements were developed using significant unobservable inputs (Level 3).  For goodwill, the primary valuation technique used was an income methodology based on estimates of forecasted cash flows for each reporting unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows.  In addition, a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies.  Assumptions used are similar to those that would be used by market participants performing valuations of regional divisions.  Assumptions were based on analysis of current and expected future economic conditions and the strategic plan for each reporting unit.

Intangible assets consist of trade names, non-compete agreements, licenses and hospital contractual relationships. Trade names have an indefinite life and are tested annually for impairment. Non-compete agreements, licenses and hospital contractual relationships are amortized over the life of the agreement (which typically ranges from 2 to 20 years) using the straight-line method.  No intangible asset impairment loss was recognized for any period presented.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Assessment of possible impairment of a particular asset is based on our ability to recover the carrying value of such asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of such asset, an impairment charge would be recognized for the amount by which the asset’s carrying value exceeds its estimated fair value.

Stock-Based Compensation

All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statement of operations and comprehensive loss over the requisite service period.

For purposes of determining the compensation expense associated with equity grants, we value the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then uses the option pricing method to determine the fair value of equity units at the time of grant using the following assumptions: a term of five years, which is based on the expected term in which the units will be realized; a risk-free interest rate of 1.96% and 0.53% for grants issued in 2010 and 2011, respectively, which is the five-year U.S. federal treasury bond rate consistent with the term assumption; and expected volatility of 50% and 55% for grants issued in 2010 and 2011, respectively, which is based on the historical data of equity instruments of comparable companies.

The estimated fair value of the units, less an assumed forfeiture rate of 2.7%, is recognized in expense in the Company’s financial statements on a straight-line basis over the requisite service periods of the awards for Class B Units. For Class B Units, the requisite service period is 48 months, and for Class C Units, the requisite service period is 34 months only if probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate.

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”) requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In 2009, the Company determined that a valuation allowance of $3.4 million was appropriate under the provisions of ASC 740.  This valuation allowance of $3.4 million was against state deferred tax assets.  Primarily because of the current year taxable loss as of December 31, 2010, the Company determined that the valuation allowance should be $17.6 million, consisting of $12.3 million against federal deferred tax assets and $5.3 million against state deferred tax assets.  This represents an increase of $14.2 million in valuation allowance.  Additional valuation allowance of $2.7 million has been recorded in this period consisting of $2.6 million against federal deferred tax assets and $.1 million against state deferred tax assets.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We are subject to taxation in the United States, approximately 20 state jurisdictions and throughout Latin America, namely, Argentina, Bolivia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which we are subject to tax are the United States, Florida and Argentina.

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

In addition, we are routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. We regularly assess the likelihood of adverse outcomes from these audits to determine the adequacy of our provision for income taxes. To the extent we prevail in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected. We are currently undergoing a federal income tax audit for tax years 2005 through 2008, New York State audit for tax years 2006 through 2008 and Alabama audit for tax year 2009.

New Pronouncements

In June 2009, the FASB issued changes to the accounting for Variable Interest Entities (“VIEs”). These changes require an enterprise (i) to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and (v) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us on January 1, 2010. We adopted the changes on January 1, 2010 which had no material impact to the condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) which amends “Fair Value Measurements and Disclosures” to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. ASU 2010-06 was effective for us on January 1, 2010, with certain disclosures effective for periods beginning January 1, 2011. The initial adoption of

ASU 2010-06 resulted in additional disclosure in the notes to the condensed financial statements but did not have an impact on our financial position or results of operations.

In August 2010, the FASB issued ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure” (“ASU 2010-23”), which amends ASC 954 to require that cost be used as the measurement basis for charity care disclosure purposes and that cost be identified as the direct and indirect costs of providing the charity care. ASU 2010-23 is effective for us on January 1, 2011. The initial adoption of ASU 2010-23 will result in revised disclosures in the notes to the condensed financial statements but will not have an impact on our financial position or results of operations.

In August 2010, the FASB issued ASU 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which amends ASC 954 to clarify that a health care entity cannot net insurance recoveries against a related claim liability. Additionally, ASU 2010-24 notes the amount of the claim liability should be determined without consideration of insurance recoveries. ASU 2010-24 is effective for us on January 1, 2011. As a result, we recorded current claims liabilities totaling $2.2 million in other current liabilities; non-current claims liabilities totaling $2.3 million in other non-current liabilities; current claims insurance recoveries totaling $2.2 million in other current assets; and non-current claims insurance recoveries totaling $2.3 million in other non-current assets in the accompanying condensed consolidated balance sheet as of March 31, 2011.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Swap

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce the interest rate exposure, we entered into an interest rate swap agreement whereby we fixed the interest rate on the notional amount of approximately $290.6 million of our senior secured term loan facility, effective as of June 30, 2008. The rate and maturity of the interest rate swap is 3.67% plus a margin, which is currently 425 basis points, and expires on March 31, 2012. The amount of our senior secured term loan facility subject to the interest rate swap agreement will reduce from $290.6 million to $116.0 million by the end of the term.  At March 31, 2011 and December 31, 2010, the amount of the floating rate senior debt subject to the interest rate swap was $116.0 million and $174.2 million, respectively.

The swap is a derivative and is accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreement, representing the estimated amount that we would pay to a third party assuming our obligations under the interest rate swap agreement terminated at March 31, 2011 and December 31, 2010, was approximately $3.7 million and $5.0 million, respectively.  The estimated fair value of our interest rate swap was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

Since we have the ability to elect different interest rates on the debt at each reset date, and our senior secured credit facility contains certain prepayment provisions, the hedging relationship does not qualify for use of the shortcut method under ASC 815. Therefore, the effectiveness of the hedge relationships are assessed on a quarterly basis during the life of the hedge through regression analysis. The entire change in fair market value is recorded in equity, net of tax, as other comprehensive income.

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of March 31, 2011, we have interest rate exposure on $157.9 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $1.6 million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact our results of operations.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.  On March 18, 2011, we entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods beginning April 1, 2011 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. Because our Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, the adverse impact on net income from a weakening Argentine peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $0.5 million.  With respect to a strengthening Argentine peso against the U.S. dollar versus inflationary expectations, the estimated favorable impact on net income for an Argentine peso that is 5%, 10% and 15% stronger than inflationary expectations, will be $0.1 million, $0.6 million and $1.2 million to our consolidated results, respectively, which includes the cost of the option contracts.  Under our foreign currency management program, we expect to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, we are targeting to cover approximately 70% of our forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. We do not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. Our current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss on forward currency derivative contracts on the condensed consolidated statements of operations.  For the three months ended March 31, 2011 we incurred a loss of approximately $116,000 relating to the fair market valuation of our foreign currency derivative program.

Item 4. Controls and Procedures

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

As of March 31, 2011, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  We believe that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.           Legal Proceedings.

We are involved in certain legal actions and claims that arise in the ordinary course of our business.  We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On September 16, 2010, we were served with a civil complaint that was filed against us in the United States District Court for the Southern District of New York by TPTCC NY, Inc., The Proton Institute of NY, LLC and NY Medscan LLC. The complaint alleges, among other things, that in connection with a failed business venture between plaintiffs and the Company to provide proton beam therapy (“PBT”) services in New York City, the Company, certain of its subsidiaries and Norton Travis, the Company’s general counsel, misappropriated confidential information and trade secrets of the plaintiffs and conspired in restraint of trade, engaged in unfair competition, and conspired to fix prices in seeking to establish a PBT services business in New York City. The plaintiffs seek to recover at least $350 million in damages, plus punitive damages of up to three times the amount of damages awarded. By Order dated February 24, 2011, Judge Jed S. Rakoff granted our motion to dismiss in its entirety dismissing all claims against all defendants including the Company and Mr. Travis.

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision.  The specific risk factor set forth below was included in our Form 10-K risk factors and has been updated to provide information as of March 31, 2011.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K except for the additional risk factor relating to local business risks in different countries and foreign currency risk.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 47%, 44%, 48% and 50% of our net patient service revenue for the years ended December 31 2008, 2009, 2010 and for the three months ended March 31, 2011, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid payment. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. The CMS can change these schedules and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

In July 2009, in response to a study of diagnostic imaging by the Medicare Payment Advisory Commission, CMS initially proposed that 2010 Medicare reimbursement rates for radiation oncology be significantly reduced, primarily caused by increasing the assumed equipment utilization factors from 50% to 90% for equipment with a cost of $1 million or greater which includes both diagnostic imaging and radiation oncology. The final 2010 Medicare rates promulgated by CMS applied such increased equipment utilization factor only to diagnostic imaging, and therefore, did not impact radiation oncology. CMS in its 2011 Medicare Physician Fee Schedule posted November 2, 2010, similarly does not revise the equipment utilization factor for radiation oncology. There can be no assurance, however, that CMS will not revisit radiation oncology’s equipment utilization assumption at some time in the future or that any resulting adjustment to the rates paid to radiation oncology services will not be material.

Medicare reimbursement rates for all procedures under Medicare are determined by a formula which takes into account a CF which is updated on an annual basis based on the sustainable growth rate (“SGR”). On January 1, 2010, the

CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout the year by passing several pieces of legislation.  Additionally, in June 2010, Congress passed a 2.2% increase. The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress passed the Medicare and Medicaid Extenders Act of 2010, which was signed by President Obama on December 15, 2010.  This Act delays until the end of 2011 the scheduled 24.9% cut and for now maintains rates at their current level.  If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the reimbursement decrease currently schedule to take effect on January 1, 2012, will have a significant adverse impact on our business.

Reforms to the United States healthcare system may adversely affect our business.

National healthcare reform remains a focus at the federal level. On March 21, 2010, the House of Representatives passed the Patient Protection and Affordable Care Act, and the corresponding reconciliation bill. President Obama signed the larger comprehensive bill into law on March 23, 2010 and the reconciliation bill on March 30, 2010 (collectively, the “Health Care Reform Act”). The comprehensive $940 billion dollar overhaul is expected to extend coverage to approximately 32 million previously uninsured Americans.

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

We estimate that approximately 52%, 55%, 51% and 48% of our net patient service revenue for the years ended December 31 2008, 2009, 2010 and for the three months ended March 31, 2011, respectively, was derived from commercial payers such as managed care organizations and private health insurance programs as well as individuals. As of December 31, 2010, we have over 1,600 contracts with commercial payers. These commercial payers generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payer rates are generally higher than government program reimbursement rates, commercial payer rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward certain additional managed care payers or Medicare or Medicaid reimbursements, then our revenue and profitability may decline and our operating margins will be reduced. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts as well as enter into new managed care contracts on terms favorable to us. Any inability to maintain suitable financial arrangements with commercial payers could have a material adverse impact on our business.

Our overall business results may suffer from the ongoing economic downturn.

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

Due to the rising costs of managed care premiums and co-pay amounts, coupled with the current economic environment, we may realize an increased exposure to bad debt due to patients’ inability to pay for certain forms of cancer treatment.

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

Most of our approximately 108 radiation oncologists are employed under employment agreements which, among other things, provide that the radiation oncologists will not compete with us (or the professional corporations contracting with us) for a period of time after their employment terminates. Such covenants not to compete are enforced to varying degrees from state to state. In most states, a covenant not to compete will be enforced only to the extent that it is necessary to protect the legitimate business interest of the party seeking enforcement, that it does not unreasonably restrain the party against whom enforcement is sought and that it is not contrary to the public interest. This determination is made based upon all the facts and circumstances of the specific case at the time enforcement is sought. It is unclear whether our interests under our administrative services agreements will be viewed by courts as the type of protected business interest that would permit us or the professional corporations to enforce a non-competition covenant against the radiation oncologists. Since our success depends in substantial part on our ability to preserve the business of our radiation oncologists, a determination that these provisions are unenforceable could have a material adverse effect on us.

We depend on our senior management and we may be materially harmed if we lose any member of our senior management.

We are dependent upon the services of our senior management, especially Daniel E. Dosoretz, M.D., our Chief Executive Officer, President and a director on the Company’s board of directors, Daniel H. Galmarini, our Chief Technology Officer, Constantine A. Mantz, M.D., our Chief Medical Officer, and Eduardo Fernandez, M.D. Ph.D., Senior Vice President, Physician Management. We have entered into executive employment agreements with certain members of our senior management, including Dr. Dosoretz. Because these members of our senior management team have been with us for over 10 years and have contributed greatly to our growth, their services would be very difficult, time consuming and costly to replace. We carry key-man life insurance on Dr. Dosoretz. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave our employ, to compete with us or to reduce their involvement, could have a material adverse effect on our business.

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

Healthcare companies are subject to numerous investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring “qui tam”, or “whistleblower”, suits against companies that knowingly submit false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000, plus three times the amount of damages which the government sustains because of the submission of a false claim. In addition, if we are found to have violated the False Claims Act, we could be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and other facilities may receive, inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) established the Recovery Audit Contractor (“RAC”) three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandated its nationwide expansion by 2010. CMS has awarded contracts to four RACs that are implementing the permanent RAC program on a nationwide basis. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. Throughout 2011, MIC audits will continue to expand. In addition to MICs, several other contractors, including the state Medicaid agencies, have increased their review activities. Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.

We may be subject to actions for false claims, which could harm our business, if we do not comply with government coding and billing rules.

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 47%, 44%, 48% and 50% of our net patient service revenue for the years ended December 31 2008, 2009, 2010 and for the three months ended March 31, 2011, respectively, consisted of payments from Medicare and Medicaid programs. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have not been errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

If we fail to comply with the federal anti-kickback statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could materially harm us.

A provision of the Social Security Act, commonly referred to as the federal anti-kickback statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The federal anti-kickback statute is very broad in scope, as remuneration includes the transfer of anything of value, in cash or in kind. Financial relationships covered by this statute can include any relationship where remuneration is provided for referrals including payments not commensurate with fair market value, whether in the form of space, equipment leases, professional or technical services or anything else of value. As it is an “intent-based” statute, as detailed in federal court precedent, one or both parties must intend the remuneration to be in exchange for or to induce referrals. Violations of the federal anti-kickback statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000, imprisonment of up to five years, civil penalties under the Civil Monetary Penalties Law of up to $50,000 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs. This participation exclusion, if applied to us or one or more of our subsidiaries or affiliates, could result in significant reductions in our revenues and could have a material adverse effect on our business.

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

We are subject to the federal Stark Law, as well as similar state statutes and regulations, which bans payments for designated health services (“DHS”) rendered as a result of referrals by physicians to DHS entities with which the physicians (or immediate family members) have a financial relationship. DHS includes but is not limited to radiation therapy, radiology and laboratory services. A “financial relationship” includes investment and compensation arrangements, both direct and indirect. The regulatory framework of the Stark Law is to first prohibit all referrals from physicians to entities for Medicare DHS and then to except certain types of arrangements from that broad general prohibition.

State self-referral laws and regulations vary significantly based on the state and, in many cases, have not been interpreted by courts or regulatory agencies. These state laws and regulations can encompass not only services reimbursed by Medicaid or government payers but also private payers. Violation of these federal and state laws and regulations may result in prohibition of payment for services rendered, loss of licenses, $15,000 civil monetary penalties for specified infractions, $100,000 for a circumvention scheme, criminal penalties, exclusion from Medicare and Medicaid programs, and potential false claims liability, including via “qui tam” action, of not less than $5,500 and not more than $11,000, plus three times the amount of damages that the government sustains because of an improperly submitted claim. The repayment provisions in the Stark Law are not dependent on the parties having an improper intent; rather, the Stark Law is a strict liability statute and any violation is subject to repayment of all “tainted” referrals.

Our compensation and other financial arrangements with physicians are governed by the federal Stark Law. We rely on certain exceptions to the Stark Law, including those covering employees and in-office ancillary services, and the exclusion of certain requests by radiation oncologists for radiation therapy services from the definition of “referral.” In a limited number of markets, we have relationships with non-radiation oncology physicians such as surgical and gynecological oncologists and urologists that are members of a group practice with our radiation oncologists and we rely on the Stark group practice definition and rules with respect to such relationships.

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

In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction’s laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

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

Certain states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in California, Massachusetts, Michigan, Nevada, New York and North Carolina, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2008, 2009, 2010, and for the three months ended March 31, 2011, $116.4 million, $122.2 million, $118.4 million and $28.3 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $373.8 million, $395.4 million, $417.5 million and $126.8 million, respectively, from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on any basis, including on the basis of state laws prohibiting the corporate practice of medicine nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

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

Growth through acquisitions is a primary component of our business strategy. We continually evaluate potential acquisitions and intend to actively pursue acquisition opportunities, some of which could be material. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that we will be able to make acquisitions on terms favorable to us or at all. If we complete acquisitions, we will encounter various associated risks, including the possible inability to integrate an acquired business into our operations, goodwill impairment, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our operations and financial performance. See “Risk Factors—We may encounter numerous business risks in acquiring and developing additional treatment centers, and may have difficulty operating and integrating those treatment centers.”

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

We are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

We have recently commenced significant operations in foreign countries.  Currently, we operate through 15 legal entities in Argentina, the Dominican Republic, Costa Rica, Mexico, El Salvador and Bolivia, in addition to our operations in the United States.  Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•                  new and different legal and regulatory requirements in local jurisdictions;

•                  potential staffing difficulties and labor disputes;

•                  increased costs of transportation or shipping;

•                  credit risk and financial conditions of government, commercial and patient payors;

•                  risk of nationalization of private enterprises by foreign governments;

•                  potential imposition of restrictions on investments;

•                  potential declines in government and/or private payer reimbursement amounts for our services;

•                  potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•                  foreign currency exchange restrictions and fluctuations; and

•                  local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.

We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner at each location where we do business.  Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon our financial condition and results of operations.

Further, our international operations require us to comply with a number of United States and international regulations. For example, we must comply with the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions, and our results of operations and financial condition could be materially and adversely affected.

Fluctuations in currency exchange rates may significantly impact our results of operations and may significantly affect the comparability of our results between financial periods.

Some of our operations are conducted by subsidiaries in foreign countries.  The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements.  The main currency to which we are exposed, besides the U.S. dollar, is the Argentine peso.  The exchange rate between the Argentine peso and the U.S. dollar in recent years has fluctuated significantly and may continue to do so in the future.  A depreciation of this currency against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of this currency will result in a corresponding increase in such amounts.  In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.

We incur currency transaction risk whenever we enter into a transaction using a currency other than the local currency of the transacting entity.  Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations.

Our financial results may suffer if we have to write-off goodwill or other intangible assets.

A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 69.2% of the total assets on our balance sheet as of March 31, 2011 and December 31, 2010. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.  For the year ended December 31, 2010, we wrote-off approximately $91.2 million in goodwill as a result of our annual impairment test and an additional $2.5 million as a result of closing certain radiation treatment centers.  At March 31, 2011, we do not believe any of our reporting units are at risk of future impairment, however, should certain events occur such as contemplated de novo and acquisitions do not materialize, there could be a reasonable possibility of impairment in certain reporting units.

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

As required by the American Recovery and Reinvestment Act of 2009, the DHHS has developed and is implementing an incentive payment program for eligible healthcare professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. If our radiation treatment centers are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in 2015, eligible healthcare professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.

We are addressing a prior year material weakness with respect to our internal controls.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2009, we identified a material weakness in internal controls relating to the preparation of the income tax accounts. We have taken steps since then to remediate the internal control weakness such that at December 31, 2010, our controls over income taxes are operating effectively.  During 2010, we continued remediation over the preparation of the income tax accounts and as of December 31, 2010, we remediated and implemented certain processes and procedures to improve our calculation of our tax provision and our reconciliation of the tax balance sheet accounts. We have continued to improve our processes and procedures related to the preparation of the income tax accounts throughout 2011. As we further optimize and refine our income tax provision processes, we will review the related controls and may take additional steps to ensure that they remain effective and are integrated appropriately. While we have implemented the procedures described above and will continue to take further steps in the near future to strengthen further our internal controls, there can be no assurance that we will not identify control deficiencies in the future or that such deficiencies will not have a material impact on our operating results or financial statements.

A significant number of our treatment centers are concentrated in certain states, particularly Florida, which makes us sensitive to regulatory, economic and other conditions in those states.

Our Florida treatment centers accounted for approximately 49%, 46%, 45% and 47% of our freestanding radiation revenues in the domestic U.S. during the years ended December 31 2008, 2009, 2010 and for the three months ended March 31, 2011, respectively. Our treatment centers are also concentrated in the states of Michigan and North Carolina, which accounted for approximately 4% and 8%, respectively, of our freestanding radiation revenues for the year ended December 31, 2010. This concentration makes us particularly sensitive to regulatory requirements in those locations, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee-splitting, corporate practice of medicine, anti-trust, licensing and certificates of need, as well as economic and other conditions which could impact us.

If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our revenue and profitability may decline.

Our treatment centers in Florida and other areas that could be disrupted or damaged by hurricanes.

Florida is susceptible to hurricanes and we currently have 28 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 49%, 46%, 45% and 47% of our freestanding radiation revenues in the domestic U.S. during the years ended December 31 2008, 2009, 2010 and for the three months ended March 31, 2011, respectively. In 2005, 21 of our treatment centers in South Florida were disrupted by Hurricane Wilma which required us to close all of these centers for one business day. Although none of these treatment centers suffered structural damage as a result of the hurricane, their utility services were disrupted. While Hurricane Wilma did not have any long-term impact on our business, our Florida treatment centers and any of our other treatment centers located in other areas that are in the path of a hurricane could be subject to significant hurricane-related disruptions and/or damage in the future and could have an adverse affect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all of our hurricane-related losses.

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

Additionally, we lease 31 of our properties from ownership groups that consist of certain of our directors, executive officers and equityholders. Our lease for the Broadway office in Fort Myers, Florida is on a month-to-month basis and there can be no assurance that it will continue in the future. We may be unable to renegotiate these leases when they come up for renewal on terms acceptable to us, if at all.

In October 2003, we replaced our existing third-party medical malpractice insurance coverage with coverage we obtained from an insurance entity which is owned by certain of our directors, executive officers and equityholders. We renewed this coverage in 2008, 2009 and 2010, with the approval of the Audit/Compliance Committee of the Company’s board of directors. We may be unable to renegotiate this coverage at acceptable rates and comparable coverage may not be available from third-party insurance companies. If we are unsuccessful in renewing our malpractice insurance coverage, we may not be able to continue to operate without being exposed to substantial risks of claims being made against us for damage awards we are unable to pay.

Related party transactions between us and any related party are subject to approval by the Audit/Compliance Committee on behalf of the Company’s board of directors or by the Company’s board of directors, and disputes are handled by the Company’s board of directors. There can be no assurance that the above or any future conflicts of interest will be resolved in our favor. If not resolved, such conflicts could harm our business. For a further description of our related party transactions, see “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” in the Form 10-K.

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

Several articles have been published discussing the risks of (sometimes fatal) errors in radiation therapy treatment, especially those relating to linear accelerators. In response, American College of Radiation Oncology (“ACRO”) has called for required accreditation of all facilities which bill Medicare for advanced medical imaging and radiation oncology services, including those in hospitals. In addition, the American Society for Radiation Oncology called for the establishment of the nation’s first central database for the reporting of errors involving linear accelerators and computed tomography (“CT”) scanners. Federal legislation in these areas is under consideration and a congressional hearing was recently held.

Of our 92 domestic U.S. treatment centers, 80 have received or are in process of receiving ACRO accreditation. In addition to a deep physics infrastructure and internal maintenance department, we have recently begun to utilize Gamma Function as a broad application radiation safety monitoring tool to minimize potential errors in our radiation therapy treatments. While we continue to improve upon safety measures aimed at minimizing errors in radiation therapy treatment in accordance with our internal protocols as well as the mandates of organizations like ACRO, we cannot assure you that any further critical press and government scrutiny will not adversely affect our business and results of operations.

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

If payment for claims exceed actuarially determined estimates, are not covered by insurance, or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

We are indirectly owned and controlled by Vestar and its interests may conflict with yours as a noteholder.

Vestar indirectly controls approximately 81% of the Class A voting equity units of RT Investments, which controls us, and which in turn controls RTS. As a result, they have the power to elect a majority of RTS’s board of directors and effectively have control over major decisions regardless of whether noteholders believe that any such decisions are in their own best interests. The interests of Vestar as an equity holder may conflict with your interests as a noteholder of RTS. Vestar may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on the notes. In addition, Vestar may have an interest in pursuing acquisitions, divestitures, financings or other transactions that it believes could enhance its equity investments even though such transactions might involve risks to you as a noteholder of RTS.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2011, 25 shares of common stock of the Company were issued relating to the MDLLC acquisition.  In addition, the Company’s direct parent, RT Investments issued 13,660 Preferred Units and 258,955 Class A Units as a component of the consideration in the MDLLC acquisition.

The Company’s direct parent, RT Investments, sold equity securities during this period. The following table sets forth the number of units of common equity of RT Investments issued during 2011 pursuant to the RT Investments equity-based incentive plan, as amended. The units were granted under Rule 701 promulgated under the Securities Act.

Dates	Title of Securities	Amount	Purchasers	Consideration

March 1, 2011	Class B non-voting equity units	12,499	Key Employee	$3,125
	Class C non-voting equity units	32,325		$1,616

March 1, 2011	Class B non-voting equity units	20,831	One Officer	$5,208
	Class C non-voting equity units	53,874		$2,694

March 14, 2011	Class B non-voting equity units	2,083	Key Employee	$521
	Class C non-voting equity units	5,387		$269

March 14, 2011	Class B non-voting equity units	4,166	Key Employee	$1,042
	Class C non-voting equity units	10,775		$539

Repurchases of Equity Securities

The Company’s direct parent, RT Investments repurchased the following equity units during 2011:

Dates	Title of Securities	Amount	Repurchase From	Consideration

March 1, 2011	Class B non-voting equity units	33,330	One Officer	$8,333
	Class C non-voting equity units	86,199		$4,310

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     [Removed and Reserved.]

Item 5.     Other Information.

(a)              None.

(b)             None.

Item 6.      Exhibits.

Exhibit Number	Description
3.1

Certificate of Amendment of the Certificate of Incorporation of Radiation Therapy Services Holdings, Inc., incorporated herein by reference to Exhibit 3.4 to Radiation Therapy Services Holdings, Inc’s Annual Report on Form 10-K filed on March 11, 2011.

4.1

Third Supplemental Indenture, dated as of March 1, 2011, by and among Radiation Therapy Services, Inc. each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.1 to Radiation Therapy Services Holdings, Inc’s Current Report on Form 8-K filed on March 7, 2011.

4.2	Form of Notes, incorporated herein by reference to Exhibit 4.2 to Radiation Therapy Services Holdings, Inc’s Current Report on Form 8-K filed on March 7, 2011.

4.3

Fourth Supplemental Indenture, dated as of March 30, 2011, by and among Aurora Technology Development, LLC, Radiation Therapy Services, Inc. each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.7 to Radiation Therapy Services, Inc.’s Registration Statement on Form S-4 filed on April 1, 2011

10.1

Commitment Letter, dated January 10, 2011, by and between DDJ Capital Management, LLC and Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc.’s 8-K filing on January 24, 2011.

10.2

Amended and Restated Radiation Therapy Investments, LLC 2008 Unit Award Plan, adopted on February 21, 2008, as amended and restated on March 1, 2011, incorporated herein be reference to Exhibit 10.3 to Radiation Therapy Services Holdings, Inc’s Current Report on Form 8-K filed on March 4, 2011.

10.3

Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Main Film B.V., Radiation Therapy Services, Inc., Radiation Therapy Investments, LLC, Alejandro Dosoretz, and Claudia Elena Kaplan Browntein de Dosoretz, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc’s Current Report on Form 8-K filed on March 7, 2011.

10.4

Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Main Film B.V., Bernardo Dosoretz, and Eduardo Chehtman, incorporated herein by reference to Exhibit 10.2 to Radiation Therapy Services Holdings, Inc’s Current Report on Form 8-K filed on March 7, 2011.

10.5

Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Radiation Therapy Services, Inc., Radiation Therapy Investments, LLC, Bernardo Dosoretz and Eduardo Chehtman, incorporated herein by reference to Exhibit 10.3 to Radiation Therapy Services Holdings, Inc’s Current Report on Form 8-K filed on March 7, 2011.

10.6

Contribution Agreement, dated March 1, 2011, by and between Radiation Therapy Investments, LLC and Alejandro Dosoretz, incorporated herein by reference to Exhibit 10.4 to Radiation Therapy Services Holdings, Inc’s Current Report on Form 8-K filed on March 7, 2011.

10.7

Registration Rights Agreement, dated March 1, 2011, by and among Radiation Therapy Services, Inc., the guarantors party thereto and the purchasers named in Schedule II thereto, incorporated herein by reference to Exhibit 10.5 to Radiation Therapy Services Holdings, Inc’s Current Report on Form 8-K filed on March 7, 2011.

10.8

Registration Rights Agreement, dated March 1, 2011, by and among Radiation Therapy Services, Inc., the guarantors party thereto and Bernardo Dosoretz, incorporated herein by reference to Exhibit 10.6 to Radiation Therapy Services Holdings, Inc’s Current Report on Form 8-K filed on March 7, 2011.

10.9

Supplement No. 12, dated as of March 31, 2011 between Aurora Technology Development, LLC and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A, incorporated herein by reference to Exhibit 10.113 to Radiation Therapy Services, Inc.’s Registration Statement on Form S-4 filed on April 1, 2011.

10.10

Unit Repurchase Agreement, dated March 1, 2011, between Radiation Therapy Investments, LLC and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc’s Current Report on Form 8-K filed on March 4, 2011.

10.11

Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, incorporated herein by reference to Exhibit 10.2 to Radiation Therapy Services Holdings, Inc’s Current Report on Form 8-K filed on March 4, 2011.

10.12

Executive Employment Agreement, dated March 1, 2011, between Radiation Therapy Services, Inc. and Joseph M. Garcia, incorporated herein by reference to Exhibit 10.4 to Radiation Therapy Services Holdings, Inc’s Current Report on Form 8-K filed on March 4, 2011.

10.13

Addendum to Administrative Services Agreement, dated January 1, 2011, between New York Radiation Therapy Management Services, LLC f/k/a New York Radiation Therapy Management Services, Inc. and Yonkers Radiation Medical Practice, P.A., incorporated herein by reference to Exhibit 10.49 to Radiation Therapy Services Holdings, Inc’s Annual Report on Form 10-K filed on March 11, 2011.

10.14

Addendum to Administrative Services Agreement, dated January 1, 2011, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A., incorporated herein by reference to Exhibit 10.50 to Radiation Therapy Services Holdings, Inc’s Annual Report on Form 10-K filed on March 11, 2011.

10.15

Addendum to Administrative Services Agreement, dated January 1, 2011, between Maryland Radiation Therapy Management Services, LLC and Katin Radiation Therapy, P.A., incorporated herein by reference to Exhibit 10.52 to Radiation Therapy Services Holdings, Inc’s Annual Report on Form 10-K filed on March 11, 2011.

10.16

Second Amendment to Executive Employment Agreement, dated February 2, 2011, between Radiation Therapy Services, Inc. and Norton Travis, incorporated herein by reference to Exhibit 10.78 to Radiation Therapy Services Holdings, Inc’s Annual Report on Form 10-K filed on March 11, 2011+

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

+              Management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES HOLDINGS, INC.

Date: May 13, 2011
	By:	/s/ KERRIN E. GILLESPIE
Kerrin E. Gillespie
Senior Vice President and Chief Financial Officer