Form 10-Q
period 2011-06-30
Radiation Therapy Services Holdings, Inc.
filed 2011-08-15
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of August 1, 2011, we had outstanding 1,025 shares of Common Stock, par value $0.01 per share, which are 100% owned by Radiation Therapy Investments, LLC

RADIATION THERAPY SERVICES HOLDINGS, INC.

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($3,777 and $4,981 related to VIEs)	$11,684	$13,977
Accounts receivable, net ($19,388 and $19,670 related to VIEs)	90,020	63,571
Prepaid expenses ($385 and $376 related to VIEs)	6,465	6,969
Inventories ($17 and $17 related to VIEs)	1,466	1,426
Deferred income taxes	2,277	2,276
Other ($955 and $851 related to VIEs)	8,804	3,534
Total current assets	120,716	91,753

Equity investments in joint ventures	3,154	20,136
Property and equipment, net ($21,219 and $22,069 related to VIEs)	238,866	229,665
Real estate subject to finance obligation	12,856	8,100
Goodwill ($13,190 and $13,190 related to VIEs)	838,639	770,898
Intangible assets, net ($787 and $792 related to VIEs)	105,319	85,236
Other assets ($8,555 and $9,159 related to VIEs)	31,558	30,542
Total assets	$1,351,108	$1,236,330

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($2,789 and $3,385 related to VIEs)	$22,490	$21,888
Accrued expenses ($2,809 and $3,127 related to VIEs)	39,423	35,765
Income taxes payable	7,488	5,994
Current portion of long-term debt	10,346	8,780
Current portion of finance obligation	98	53
Other current liabilities	5,725	197
Total current liabilities	85,570	72,677

Long-term debt, less current portion	657,538	590,051
Finance obligation, less current portion	13,396	8,515
Other long-term liabilities ($1,656 and $1,542 related to VIEs)	18,894	15,981
Deferred income taxes	43,626	33,527
Total liabilities	819,024	720,751

Noncontrolling interests - redeemable	7,177	7,371

Commitments and contingencies

Equity:
Common stock, $0.01 par value, 1,025 shares authorized, 1,025 and 1,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	648,182	630,989
Retained deficit	(140,740)	(130,374)
Note receivable from shareholder	(125)	(175)
Accumulated other comprehensive loss, net of tax	(1,268)	(3,391)
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	506,049	497,049
Noncontrolling interests - nonredeemable	18,858	11,159
Total equity	524,907	508,208
Total liabilities and equity	$1,351,108	$1,236,330

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Net patient service revenue	$160,887	$132,268	$315,970	$265,381
Other revenue	1,369	2,638	2,823	4,058
Total revenues	162,256	134,906	318,793	269,439

Expenses:
Salaries and benefits	80,114	66,403	161,013	136,067
Medical supplies	13,164	9,888	25,655	20,701
Facility rent expenses	8,311	7,581	16,134	12,897
Other operating expenses	8,380	6,915	15,838	13,159
General and administrative expenses	21,469	15,089	39,305	29,357
Depreciation and amortization	12,998	10,584	25,453	22,672
Provision for doubtful accounts	3,721	2,714	7,522	5,453
Interest expense, net	15,314	15,498	29,807	30,518
Loss on sale of assets of a radiation treatment center	—	1,903	—	1,903
Early extinguishment of debt	—	10,947	—	10,947
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—
Foreign currency transaction gain	(11)	—	(1)	—
Loss on forward currency derivative contracts	283	—	399	—
Total expenses	163,743	147,522	320,891	283,674
Loss before income taxes	(1,487)	(12,616)	(2,098)	(14,235)
Income tax expense (benefit)	3,295	(4,533)	5,761	(5,153)
Net loss	(4,782)	(8,083)	(7,859)	(9,082)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,068)	(934)	(2,507)	(1,741)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(5,850)	(9,017)	(10,366)	(10,823)
Other comprehensive income:
Unrealized gain on derivative interest rate swap agreement and foreign currency translation, net of tax	616	389	1,785	665
Comprehensive loss	$(5,234)	$(8,628)	$(8,581)	$(10,158)

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(7,859)	$(9,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	21,936	18,313
Amortization	3,517	4,359
Deferred rent expense	601	1,078
Deferred income taxes	3,917	(5,153)
Stock-based compensation	940	508
Provision for doubtful accounts	7,522	5,453
Loss on the sale of property and equipment	12	418
Loss on sale of assets of a radiation treatment center	—	1,903
Write off of pro-rata debt discount	—	494
Write off of loan costs	—	1,593
Early extinguishment of debt	—	10,947
Loss on forward currency derivative contracts	399	—
Loss on foreign currency transactions	44	—
Gain on fair value adjustment of previously held equity investment	(234)	—
Amortization of debt discount	401	424
Amortization of loan costs	2,111	1,343
Equity interest in net loss (earnings) of joint ventures	525	(358)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(15,053)	(13,372)
Income taxes payable	(1,515)	(128)
Inventories and other current assets	(2,059)	61
Prepaid expenses	1,556	3,183
Accounts payable	(3,044)	3,698
Accrued expenses	1,068	(3,770)
Net cash provided by operating activities	14,785	21,912
Cash flows from investing activities
Purchases of property and equipment	(22,471)	(17,375)
Acquisition of medical practices	(42,293)	(34,619)
Proceeds from the sale of property and equipment	5	1,191
Repayments from employees	200	368
Contribution of capital to joint venture entities	—	(2,858)
Distributions received from joint venture entities	616	18
Proceeds from the sale of equity interest in a joint venture	312	—
Payment of foreign currency derivative contracts	(746)	—
Change in other assets and other liabilities	(142)	(1,847)
Net cash used in investing activities	(64,519)	(55,122)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $625 and $1,950, respectively)	57,294	308,050
Principal repayments of debt	(6,123)	(266,088)
Repayments of finance obligation	(47)	(278)
Payment of call premium on senior subordinated notes	—	(5,250)
Proceeds from equity contribution	3	—
Payments of notes receivable from shareholder	50	50
Proceeds from issuance of noncontrolling interest	—	608
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(2,092)	(1,522)
Deconsolidation of noncontrolling interest	—	(14)
Payments of loan costs	(1,637)	(11,873)
Net cash provided by financing activities	47,448	23,683
Effect of exchange rate changes on cash and cash equivalents	(7)	—
Net decrease in cash and cash equivalents	(2,293)	(9,527)
Cash and cash equivalents, beginning of period	13,977	32,958
Cash and cash equivalents, end of period	$11,684	$23,431

continued

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Supplemental disclosure of non-cash transactions

Recorded noncash contribution of capital by controlling interest holder	$—	$602

Recorded noncash deconsolidation of noncontrolling interest	$—	$(64)

Recorded finance obligation related to real estate projects	$4,974	$564

Recorded derecognition of finance obligation related to real estate projects	$—	$(69,939)

Recorded noncash purchase of noncontrolling interest in a joint venture	$—	$(474)

Recorded noncash distribution receivable and equity contribution payable from equity investee	$—	$75

Recorded noncash use of vendor credit	$—	$2,027

Recorded accounts payable related to acceptance and delivery of medical equipment	$358	$—

Recorded issuance of Parent equity units related to the acquisition of medical practices	$16,250	$—

Recorded issuance of senior subordinated notes related to the acquisition of medical practices	$16,047	$—

Recorded earn-out accrual related to the acquisition of medical practices	$2,340	$—

Recorded noncash dividend declared to noncontrolling interest	$624	$—

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.          Organization

Radiation Therapy Services Holdings, Inc. (“Parent”), through its wholly-owned subsidiaries (the “Subsidiaries” and, collectively with the Subsidiaries, the “Company”) develops and operates radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina and West Virginia.  The Company also develops and operates radiation therapy centers in South America, Central America and the Caribbean. The international centers are located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala, El Salvador and Bolivia. The Company also has affiliations with physicians specializing in other areas including urology and medical, gynecological, and surgical oncology in a number of markets to strengthen the Company’s clinical working relationships.

2.  Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

The Company’s results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of the Company’s Florida treatment centers are part-time residents during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.

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

In accordance with ASC 810, the Company consolidates certain radiation oncology practices where the Company provides administrative services pursuant to long-term management agreements. The noncontrolling interests in these entities represent the interests of the physician owners of the oncology practices in the equity and results of operations of these consolidated entities. The Company, through its variable interests in these practices, has the power to direct the activities of these practices that most significantly impact the entity’s economic performance and the Company would absorb a majority of the expected losses of these practices should they occur. Based on these determinations, the Company has consolidated these radiation oncology practices in its interim condensed consolidated financial statements for all periods presented.

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

As of June 30, 2011, the Company was the primary beneficiary of, and therefore consolidated, approximately 24 VIEs, which operate approximately 42 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the six months ended June 30, 2011 and 2010 approximately 18.2% and 22.3% of the Company’s net patient service revenue, respectively, was generated by professional corporations with which it has administrative services agreements.

As of June 30, 2011, the Company also held equity interests in 7 VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $3.2 million and $20.1 million at June 30, 2011 and December 31, 2010, respectively with ownership interests ranging between 28.5% and 50.0% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

The cost of revenues for the three months ended June 30, 2011 and 2010 are approximately $103.8 million and $87.6 million, respectively.  The cost of revenues for the six months ended June 30, 2011 and 2010 are approximately $205.9 million and $174.5 million, respectively.

New Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, (ASU 2010-06), which amends Fair Value Measurements and Disclosures (ASC 820) to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. ASU 2010-06 was effective for the Company on January 1, 2010, with certain disclosures effective for periods beginning January 1, 2011. The adoption of ASU 2010-06 resulted in additional disclosure prospectively in the notes to the financial statements but did not have an impact on the Company’s financial position or results of operations.

In August 2010, the FASB issued ASU 2010-23, Health Care Entities (Topic 954): Measuring Charity Care for Disclosure (ASU 2010-23), which amends ASC 954 to require that cost be used as the measurement basis for charity care disclosure purposes and that cost be identified as the direct and indirect costs of providing the charity care. The Company has historically measured charity care services by identifying the foregone patient charges associated with the provision of those services. The Company adopted ASU 2010-23 on January 1, 2011. The Company’s 2011 annual report will measure the cost of charity care services retrospectively by developing a ratio of costs as compared to gross charges and applying the resulting ratio against gross charges associated with charity care patient services.

In August 2010, the FASB issued ASU 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries (ASU 2010-24), which amends ASC 954 to clarify that a health care entity cannot net insurance recoveries against a related claim liability. The Company adopted ASU 2010-24 on January 1, 2011. As a result, the Company recorded current claims liabilities totaling $2.2 million in other current liabilities; non-current claims liabilities totaling $2.3 million in other non-current liabilities; current claims insurance recoveries totaling $2.2 million in other current assets; and non-current claims insurance recoveries totaling $2.3 million in other non-current assets. The adoption of ASU 2010-24 did not have any impact to the condensed consolidated statements of operations and comprehensive loss and was not applied retrospectively to December 31, 2010.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, (ASU 2011-04), which amends the FASB Accounting Standards Codification to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011, and as such we will adopt ASU 2011-04 on January 1, 2012. The Company is currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements and accompanying notes.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (ASU 2011-05). ASU 2011-05 amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011, and as such the Company will adopt ASU 2011-05 on January 1, 2012. The pending adoption is not expected to affect the Company’s current presentation.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, (ASU 2011-07). ASU 2011-07 amends the FASB Accounting Standards Codification to require health care entities that recognize significant amounts of patient service revenue at the time services are rendered even though they do not assess the patient’s ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts.

ASU 2011-07 is applied retrospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of ASU 2011-07 on our consolidated financial statements.  Disclosures relating to ASU 2011-07 are applied prospectively.

3.  Stock-based compensation

Radiation Therapy Investments, LLC (“RT Investments”) adopted a new equity-based incentive plan in February 2008, and authorized for issuance under the plan approximately 1,494,111 units of limited liability company interests consisting of 526,262 Class B Units and 967,849 Class C Units. The units are limited liability company interests and are available for issuance to the Company’s employees. As of June 30, 2011, there were 15,898 Class B Units and 56,427 Class C Units available for future issuance under the plan.

The Class B Units vest over approximately 48 months. Assuming continued employment of the employee with the Company, 25% vest on the first anniversary of the grant date, and the remaining 75% vest in three equal installments on the second, third, and fourth anniversaries from the grant date. The Class C Units vest annually for 34 months based on certain performance conditions and/or market conditions being met or achieved and, in all cases, assuming continued employment.  For the Class C Units, the investment return conditions relate to Vestar Capital Partners V, L.P., majority owner of RT Investments (“Vestar”) receiving a specified multiple on their investment upon a liquidity event. The performance condition relates to the Company achieving certain operating targets, and the market condition relates to holders of Preferred Units and Class A Units receiving a specified multiple on their investment upon a liquidation event. If an employee holder’s employment is terminated, RT Investments may repurchase the holder’s vested Class B Units and Class C Units.  If the termination occurs within 12 months after the relevant measurement date, all of the Class B and Class C Units will be repurchased at the initial purchase price, or cost.  If the termination occurs during the following three-year period, the Class B and Class C units may be purchased at fair market value depending on the circumstances of the holder’s departure and the date of termination.

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

The estimated fair value of the units, less an assumed forfeiture rate of 2.7%, is recognized in expense in the Company’s condensed consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class B Units. For Class B Units, the requisite service period is approximately 48 months, and for Class C Units, the requisite service period is 34 months only if probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate.

The Company recorded approximately $260,000 and $258,000 of stock-based compensation for the three months ended June 30, 2011 and 2010, respectively and $940,000 and $508,000 of stock-based compensation expense for the six months ended June 30, 2011 and 2010, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss. The summary of activity under the plan is presented below:

	Class B Units Outstanding	Weighted-Average Grant Date Fair Value	Class C Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2010	265,060	$8.26	836,870	$7.15
Units granted	39,579	5.49	102,361	4.88
Units forfeited	(45,829)	8.67	(129,298)	7.62
Units vested	(127,312)	8.20	—	—
Nonvested balance at end of period June 30, 2011	131,498	$7.34	809,933	$6.78

As of June 30, 2011, there was approximately $0.4 million and $5.1 million of total unrecognized compensation expense related to the Class B Units and Class C Units, respectively. These costs are expected to be recognized over a weighted-average period of 1.5 years for Class B Units. The Class C units will be recognized if Vestar receives a specific return on their investment in the Company upon a liquidation event during the contractual life of the Class C Units.

4.  Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive income is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company’s foreign currency translation of its operations in South America, Central America and the Caribbean. The impact of the unrealized net gains was an increase of approximately $1,785,000 and $665,000 to total equity for the six months ended June 30, 2011 and 2010, respectively.

5. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s consolidated balance sheets. The noncontrolling interests are not redeemable at June 30, 2011 and December 31, 2010, and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurrence at June 30, 2011. Accordingly, the noncontrolling interests are measured at their carrying value at June 30, 2011 and December 31, 2010.

The following table presents changes in total equity for the respective periods (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2010	$497,049	$11,159	$508,208	$7,371
Net (loss) income	(10,366)	2,131	(8,235)	376
Other comprehensive income from unrealized gain on interest rate swap agreement	2,100	—	2,100	—
Other comprehensive income from foreign currency translation loss	(315)	(36)	(351)	—
Cash contribution of equity	3	—	3	—
Equity issuance related to MDLLC acquisition	16,250	—	16,250	—
Fair value of noncontrolling interest acquired in connection with MDLLC acquisition	—	7,750	7,750	—
Reversal of other comprehensive income of previously held equity investment	338	—	338	—
Stock-based compensation	940	—	940	—
Payment of note receivable from shareholder	50	—	50	—
Cash distributions	—	(2,146)	(2,146)	(570)

Balance, June 30, 2011	$506,049	$18,858	$524,907	$7,177

Balance, December 31, 2009	$610,298	$11,709	$622,007	$7,294
Net (loss) income	(10,823)	1,116	(9,707)	625
Other comprehensive income	665	—	665	—
Deconsolidation of noncontrolling interest	—	(78)	(78)	—
Purchase of noncontrolling interest in a joint venture	(474)	474	—	—
Stock-based compensation	508	—	508	—
Payment of note receivable from shareholder	50	—	50	—
Equity contribution in joint venture	—	608	608	—
Cash distributions	—	(1,177)	(1,177)	(345)

Balance, June 30, 2010	$600,224	$12,652	$612,876	$7,574

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

6. Derivative Agreements

The Company recognizes all derivatives in the condensed consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure. Derivatives that do not meet hedge accounting requirements must be adjusted to fair value through operating results. If the derivative meets hedge accounting requirements, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income (loss) until the hedged item is recognized in operating results. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. At June 30, 2011 and at December 31, 2010, the amount of hedge ineffectiveness was immaterial to the condensed consolidated financial statements.

Interest rate swap agreement

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate senior secured credit facility. The interest rate swap agreements are contracts to exchange floating rate interest payments for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized in interest expense in the condensed consolidated statements of operations and comprehensive loss. The related accrued payable is included in other current liabilities at June 30, 2011 and other long term liabilities at December 31, 2010.

On May 27, 2008, the Company entered into an interest rate swap agreement for its $407.0 million of floating rate senior debt governed by the Credit Agreement dated February 21, 2008 (senior secured credit facility). The Company has designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to interest rate risk). The initial notional amount of the swap agreement was $290.6 million with amounts scaling down during various quarters throughout the term of the interest rate swap agreement to $116.0 million. The effect of this agreement is to fix the interest rate exposure to 3.67% plus a margin on $116.0 million of the Company’s senior secured credit facility. The interest rate swap agreement expires on March 31, 2012. At June 30, 2011 and December 31, 2010, the amount of the floating rate senior debt subject to the interest rate swap was $116.0 million and $174.2 million, respectively.

The swap is a derivative and is accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreement, representing the estimated amount that the Company would pay to a third party assuming the Company’s obligations under the interest rate swap agreement terminated at June 30, 2011 and December 31, 2010, was approximately $2.9 million and $5.0 million, respectively, which is included in other current liabilities at June 30, 2011 and in other long term liabilities at December 31, 2010 in the accompanying condensed consolidated balance sheets.

Since the Company has the ability to elect different interest rates on the debt at each reset date, and the senior secured credit facility contains certain prepayment provisions, the hedging relationship does not qualify for use of the shortcut method under ASC 815. Therefore, the effectiveness of the hedge relationship is assessed on a quarterly basis during the life of the hedge through regression analysis. The entire change in fair market value is recorded in equity, net of tax, as other comprehensive income (loss).

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact the Company’s results from operations.  The Company is exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso.  This exposure relates to the provision of radiation oncology services to patients at the Company’s Latin American operations and purchases of goods and services in foreign currencies.   On March 18, 2011, the Company entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods beginning April 1, 2011 to convert a significant portion of the Company’s forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar.  On June 28, 2011 we entered into a foreign exchange option contract maturing on June 30, 2012 to replace the contract maturing on June 30, 2011. Because the Company’s Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $0.7 million in aggregate at inception of the contracts. Under the Company’s foreign currency management program, the Company expects to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, the Company is targeting to cover approximately 70% of its forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. The Company does not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Losses resulting from the fair valuing of these instruments are reported in loss on forward currency derivative contracts on the condensed consolidated statements of operations.  For the six months ended June 30, 2011 the Company incurred a loss of approximately $399,000 relating to the fair market valuation of its foreign currency derivative program.  The fair value of the foreign currency derivative is recorded in other current assets in the accompanying condensed consolidated balance sheet.  At June 30, 2011, the fair value of the foreign currency derivative was approximately $347,000.

The following represents the current foreign currency derivative agreements as of June 30, 2011 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value

Foreign currency derivative Argentine peso to U.S. dollar	$3,500	September 30, 2011	$104	20
Foreign currency derivative Argentine peso to U.S. dollar	3,500	December 30, 2011	171	54
Foreign currency derivative Argentine peso to U.S. dollar	3,500	March 31, 2012	228	95
Foreign currency derivative Argentine peso to U.S. dollar	3,500	June 30, 2012	193	178
	$14,000		$696	$347

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

In accordance with ASC 820, the fair value of the 9 7/8% Senior Subordinated Notes due 2017 and Term Loan B portion of the senior secured credit facility (“Term Loan B”) was based on prices quoted from third-party financial institutions, Level 1. At June 30, 2011, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$347.0 million senior secured credit facility — (Term Loan B portion)	$264,033	$264,138

$360.0 million Senior Subordinated Notes due April 15, 2017	$360,000	$357,783

$16.25 million Senior Subordinated Notes due April 15, 2017	$16,250	$16,047

At December 21, 2010, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$347.0 million senior secured credit facility — (Term Loan B portion)	$258,700	$263,910

$310.0 million Senior Subordinated Notes due April 15, 2017	$305,400	$308,235

As of June 30, 2011 and December 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis including an interest rate swap agreement and foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.  The carrying values of the Company’s long-term debt other than Senior Subordinated Notes and Term Loan B approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
(in thousands):	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current liabilities
Interest rate swap	$(2,866)	$—	$(2,866)	$—

Other current assets
Foreign currency derivative contracts	$347	$—	$347	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other long-term liabilities
Interest rate swap	$(4,966)	$—	$(4,966)	$—

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

The estimated fair value of the Company’s foreign currency derivative agreements considered various inputs and assumptions, including the applicable spot rate, forward rates, maturity, implied volatility and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy.  The valuation technique used is an income approach with the best market estimate of what will be realized on a discounted cash flow basis.

8.  Impairment of goodwill and long-lived assets

During the second quarter of 2011, certain of the Company’s regions’ patient volume have stabilized in their respective markets.  Although the Company has had a stabilization of patient volume, the Company reviewed its anticipated growth expectations in certain of the reporting units and is considering adjusting expectations for the remainder of the year.  If the Company’s previously projected cash flows for these reporting units are not achieved, it may be necessary to revise these estimated cash flows and obtain a valuation analysis and appraisal that will enable the Company to determine if all or a portion of the recorded goodwill or any portion of other long-lived assets are impaired.  The reporting units affected include California and South West United States (central Arizona and Las Vegas, Nevada) regions. These markets were also affected by the deterioration in the housing market and the continued high unemployment rates, as well as the local economic conditions in the communities the Company serves.  As of June 30, 2011 California had recorded goodwill of approximately $15.5 million and the South West United States had recorded goodwill of approximately $69.1 million.

9.  Income tax accounting

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

The Company is subject to taxation in the U.S., approximately 20 state jurisdictions and countries throughout Latin America, namely, Argentina, Bolivia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions in which the Company is subject to tax are the U.S., Florida and Argentina.

The Company’s effective rate was (221.6)% in the second quarter of fiscal 2011 and 35.9% in the second quarter of fiscal 2010. The increase in the effective rate for the second quarter of 2011 compared to the same period of the year prior is primarily the result of the valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities which are unable to offset the Company’s deferred tax assets for valuation allowance purposes and the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit from losses that are not more likely than not to be realized.  These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense is primarily due to the increase in valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities and foreign tax expense associated with foreign subsidiaries acquired during the current year.

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

The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-US affiliates and associated companies that have been reinvested indefinitely.  The earnings are being reinvested in active non-US business operations and the Company does not intend to repatriate these earnings to fund U.S. operations.  Because of the availability of U.S, foreign tax credits, it is not practicable to determine the U.S income tax liability that would be payable if such earnings were not reinvested indefinitely.

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

10.  Acquisitions

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

In prior periods, the Company held a 33% interest in Medical Developers and on March 1, 2011, the Company purchased the remaining 67% interest in Medical Developers, LLC (“MDLLC”) from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The acquisition of the remaining interests expands the Company’s presence into a new regional division. The Company consummated these acquisitions for a combined purchase price of approximately $82.1 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of RT Investments’ non-voting preferred equity units and 258,955 units of RT Investments’ class A equity units totaling approximately $16.25 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.05 million to the seller and an estimated contingent earn out payment totaling $2.3 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. The Company estimates the potential range of earn out payments to be, on an undiscounted basis, between $0 and $7.35 million, however the earn out payment is potentially unlimited. The Company utilized the income and market approaches as well as the option pricing allocation methodology to value the equity units issued as consideration.

The preliminary allocation of the purchase price as follows:

Cash	$47,500
Seller financing note	16,047
Company’s issuance of equity	16,250
Contingent earn-out	2,340
Total consideration transferred	82,137
Net identifiable assets acquired	14,321
Goodwill	$67,816

The following table summarizes the allocation of the aggregate preliminary purchase price of MDLLC, including assumed liabilities (in thousands):

Fair value of net assets acquired:
Cash and cash equivalents	$5,396
Accounts receivable, net	18,892
Prepaid expenses	269
Other noncurrent assets	85
Property and equipment	8,479
Intangible assets	23,600
Accounts payable	(3,352)
Accrued expenses	(2,114)
Current portion of long-term debt	(422)
Income taxes payable	(3,048)
Other current liabilities	(580)
Long-term debt, less current portion	(686)
Deferred income taxes	(6,181)
Previously held equity interest	(16,150)
Other long-term liabilities	(2,117)
Noncontrolling interests - nonredeemable	(7,750)
Net identifiable assets acquired	$14,321

The Company recorded the acquisition at its fair value upon gaining a controlling interest in MDLLC at March 1, 2011. The Company’s previously held equity interest in the acquired entities as of the acquisition date totaled approximately $16.15 million. For purposes of valuing the previously held equity interest, the Company used the discounted cash flow method, a derivation of the income approach, which considered a number of factors such as the MDLLC’s performance projections, MDLLC’s cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability. The Company recorded a gain on the previously held equity interest totaling approximately $0.2 million identified as gain on fair value adjustment of previously held equity investment in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company acquired noncontrolling interests totaling approximately $7.75 million as of the acquisition date. The Company valued the noncontrolling interests using the discounted cash flow method, a derivation of the income approach, which considered a number of factors such as the MDLLC’s performance projections, MDLLC’s cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability.  The hospital contractual arrangements have varying expiration dates through February 1, 2020.  The weighted-average period prior to the next renewal period is 4.6 years as of June 30, 2011.

Net identifiable assets includes the following preliminary intangible assets:

Tradename (indefinite life)	$1,750
Non-compete agreement (5 year life)	2,000
Hospital contract arrangements (18.5 year life)	19,850
$23,600

The weighted-average amortization period for the acquired amortizable intangible assets as of June 30, 2011 is approximately 18.1 years. Total amortization expense recognized for the acquired amortizable intangible assets totaled approximately $0.5 million for the six months ended June 30, 2011.

Estimated future amortization expense for the acquired amortizable intangible assets is as follows (in thousands):

2011	$736
2012	1,473
2013	1,473
2014	1,473
2015	1,473
2016	1,140

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $67.8 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company’s international geographic segment. The preliminary purchase price allocation is subject to revision as the Company obtains additional information, including the finalization of the earn-out valuation, final valuation of the consideration of equity and valuation of the intangibles and tangible assets by a third party valuation consulting firm, the completion of the audit of MDLLC financial statements as of the acquisition date and the final allocation of the purchase price to the respective operating entities in order to calculate deferred tax accounts.

During the three months and six months ended June 30, 2011, the Company recorded $16.7 million and $21.9 million, respectively of net patient service revenue and reported net income of $0.9 million and $0.8 million in connection with the MDLLC and Clinica de Radioterapia Cancer Center, P.A. acquisitions.

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

	Three months ended	Six months ended
	June 30,	June 30,
(in thousands):	2010	2011	2010

Pro forma total revenues	$148,375	$328,974	$298,525

Pro forma net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(7,869)	(9,509)	(8,364)

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective dates of each acquisition.

11. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
$347.0 million senior secured credit facility — (Term Loan B) portion with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2014	$264,138	$263,910

$75.0 million senior secured credit facility (revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2013	8,500	8,500

$360.0 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9.875%	357,783	308,235

$16.25 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9.875%	16,047	—

$1.4 million various other notes payable with average interest rate of 9.5% due through August 2019	1,418	—

Capital leases payable with various monthly payments plus interest at rates ranging from 5.9% to 9.1%, due at various maturity dates through December 2013	19,998	18,186
	667,884	598,831
Less current portion	(10,346)	(8,780)
	$657,538	$590,051

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

The senior secured credit facility requires the Company to make mandatory prepayments of outstanding borrowings under certain circumstances. Mandatory prepayments include prepayments of the Term Loan B from proceeds from asset dispositions if not reinvested within a certain period of time and debt and equity issuances, limited to a percentage of the proceeds and/or an excess amount above a dollar threshold. The Company is required to prepay the Term Loan B based on certain excess cash flow requirements ranging from 25% to 50% based on the Company’s leverage ratio. To date the Company has not been required to make such prepayments. The senior secured credit facility also requires the Company to comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, and dividends. At June 30, 2011, the Company is in compliance with all covenants.

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

The Company recorded approximately $10.9 million of expenses in early extinguishment of debt as a result of the prepayment of the $175.0 million in senior subordinated notes, which included a call premium payment of approximately $5.3 million, the write-offs of $2.5 million in deferred financing costs and $3.1 million in original issue discount costs.

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

•                  limits the Company’s ability to pay dividends on its capital stock; and

•                  contains customary events of default, including an event of default upon a change in control.

The senior secured credit facility requires that the Company comply with certain financial covenants, including:

	Requirement at June 30, 2011	Level at June 30, 2011

Maximum permitted consolidated leverage ratio	<5.25 to 1.00	5.04 to 1.00

Minimum permitted consolidated interest coverage ratio	>2.00 to 1.00	2.32 to 1.00

The maximum permitted consolidated leverage ratio required is <5.25 to 1.00 through June 30, 2011, <5.00 to 1.00 from July 1, 2011 through June 30, 2012, <4.75 to 1.00 from July 1, 2012 to December 31, 2012 and <4.50 to 1.00 thereafter.

The minimum permitted consolidated interest coverage ratio required is >2.00 to 1.00 through December 31, 2011, >2.05 to 1.00 from January 1, 2012 through December 31, 2012, >2.10 to 1.00 from January 1, 2013 to June 30, 2013 and >2.20 to 1.00 thereafter.

The senior secured credit facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of June 30, 2011.

12. Real estate subject to finance obligation

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

13. Segment and geographic information

The Company operates in one line of business, which is operating physician group practices. As of March 1, 2011, due to the acquisition of MDLLC and Clinica de Radioterapia La Asuncion S.A., the Company’s operations are structured into two geographically organized groups: the Domestic U.S. includes 92 treatment centers and International includes 27 treatment centers. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities.

Financial information by geographic segment is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010 *	2011 *	2010 *
Total revenues:
U.S Domestic	$145,520	$134,623	$296,571	$268,821
International	16,736	283	22,222	618
Total	$162,256	$134,906	$318,793	$269,439

Facility gross profit:
U.S. Domestic	$48,904	$47,067	$100,093	$94,317
International	9,537	283	12,780	618
Total	$58,441	$47,350	$112,873	$94,935

Depreciation and amortization:
U.S. Domestic	$12,268	$10,584	$24,501	$22,672
International	730	—	952	—
Total	$12,998	$10,584	$25,453	$22,672

* includes equity investee income prior to the MDLLC acquisition on March 1, 2011

	June 30, 2011	December 31, 2010
Total assets:
U.S. Domestic	$1,220,870	$1,221,551
International	130,238	14,779
Total	$1,351,108	$1,236,330

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$853,108	$856,134
International	90,850	—
Total	$943,958	$856,134

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Facility gross profit	$58,441	$47,350	$112,873	$94,935
Less:
General and administrative expenses	21,469	15,089	39,305	29,357
General and administrative salaries	16,446	11,816	33,071	25,518
General and administrative depreciation and amortization	2,706	1,999	5,102	5,474
Provision for doubtful accounts	3,721	2,714	7,522	5,453
Interest expense, net	15,314	15,498	29,807	30,518
Loss on sale of assets of a radiation center	—	1,903	—	1,903
Early extinguishment of debt	—	10,947	—	10,947
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—
Foreign currency transaction gain	(11)	—	(1)	—
Foreign currency hedge loss	283	—	399	—

Loss before income taxes	$(1,487)	$(12,616)	$(2,098)	$(14,235)

14. Subsequent event

In July 2011, the Company entered into two interest rate swap agreements whereby the Company fixed the interest rate on the notional amounts totaling approximately $116.0 million of the Company’s senior secured term loan facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements are 0.923% plus a margin, which is currently 425 basis points, and expires on December 31, 2013.

Effective August 2011, the Company entered into a lease line of credit with a financial institution for the purpose of obtaining financing for medical equipment purchases in the commitment amount of $12.5 million.  The commitment, subject to various restrictions, is scheduled to be available through November 2011.

15. Supplemental Consolidating Financial Information

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 30, 2011

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9	$54	$2,126	$9,495	$—	$11,684
Accounts receivable, net	—	—	48,850	41,170	—	90,020
Intercompany receivables	—	—	97,931	—	(97,931)	—
Prepaid expenses	—	67	5,652	746	—	6,465
Inventories	—	—	1,449	17	—	1,466
Deferred income taxes	(517)	1,553	1,241	—	—	2,277
Other	1	347	7,501	955	—	8,804
Total current assets	(507)	2,021	164,750	52,383	(97,931)	120,716
Equity investments in joint ventures	505,290	1,132,869	125,423	55	(1,760,483)	3,154
Property and equipment, net	—	—	208,051	30,815	—	238,866
Real estate subject to finance obligation	—	—	12,856	—	—	12,856
Goodwill	—	111,089	647,673	79,877	—	838,639
Intangible assets, net	—	12,640	69,100	23,579	—	105,319
Other assets	—	16,489	6,455	8,614	—	31,558
Intercompany note receivable	—	—	—	—	—	—
Total assets	$504,783	$1,275,108	$1,234,308	$195,323	$(1,858,414)	$1,351,108
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$16,310	$6,180	$—	$22,490
Intercompany payables	515	85,420	—	12,196	(98,131)	—
Accrued expenses	—	7,860	26,034	5,529	—	39,423
Income taxes payable	442	(2,834)	8,549	733	598	7,488
Current portion of long-term debt	—	—	9,572	774	—	10,346
Current portion of finance obligation	—	—	98	—	—	98
Other current liabilities	—	2,866	2,416	443	—	5,725
Total current liabilities	957	93,312	62,979	25,855	(97,533)	85,570
Long-term debt, less current portion	—	646,468	10,426	644	—	657,538
Finance obligation, less current portion	—	—	13,396	—	—	13,396
Other long-term liabilities	—	—	13,090	5,804	—	18,894
Deferred income taxes	(2,223)	30,038	10,275	5,960	(424)	43,626
Intercompany note payable	—	—	—	—	—	—
Total liabilities	(1,266)	769,818	110,166	38,263	(97,957)	819,024
Noncontrolling interests—redeemable	—	—	—	—	7,177	7,177
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	506,049	505,290	1,124,142	157,060	(1,786,492)	506,049
Noncontrolling interests—nonredeemable	—	—	—	—	18,858	18,858
Total equity	506,049	505,290	1,124,142	157,060	(1,767,634)	524,907
Total liabilities and equity	$504,783	$1,275,108	$1,234,308	$195,323	$(1,858,414)	$1,351,108

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2011

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$108,091	$52,796	$—	$160,887
Other revenue	—	—	1,629	15	—	1,644
(Loss) income from equity investment	(4,983)	9,661	3,027	8	(7,988)	(275)
Intercompany revenue	—	145	19,592	—	(19,737)	—
Total revenues	(4,983)	9,806	132,339	52,819	(27,725)	162,256
Expenses:
Salaries and benefits	260	—	63,949	15,905	—	80,114
Medical supplies	—	—	11,796	1,368	—	13,164
Facility rent expenses	—	—	7,211	1,100	—	8,311
Other operating expenses	—	—	5,791	2,589	—	8,380
General and administrative expenses	—	414	18,237	2,818	—	21,469
Depreciation and amortization	—	—	11,424	1,574	—	12,998
Provision for doubtful accounts	—	—	2,206	1,515	—	3,721
Interest expense, net	(1)	14,802	614	(101)	—	15,314
Foreign currency transaction gain	—	—	—	(11)	—	(11)
Loss on forward currency derivative contracts	—	283	—	—	—	283
Intercompany expenses	(7)	—	—	19,744	(19,737)	—
Total expenses	252	15,499	121,228	46,501	(19,737)	163,743
(Loss) income before income taxes	(5,235)	(5,693)	11,111	6,318	(7,988)	(1,487)
Income tax expense (benefit)	—	94	1,650	1,695	(144)	3,295
Net (loss) income	(5,235)	(5,787)	9,461	4,623	(7,844)	(4,782)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,068)	(1,068)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(5,235)	$(5,787)	$9,461	$4,623	$(8,912)	$(5,850)

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2011

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$221,756	$94,214	$—	$315,970
Other revenue	—	—	3,088	260	—	3,348
(Loss) income from equity investment	(7,640)	21,290	4,753	7	(18,935)	(525)
Intercompany revenue	—	351	39,269	—	(39,620)	—
Total revenues	(7,640)	21,641	268,866	94,481	(58,555)	318,793
Expenses:
Salaries and benefits	940	—	132,948	27,125	—	161,013
Medical supplies	—	—	23,584	2,071	—	25,655
Facility rent expenses	—	—	14,217	1,917	—	16,134
Other operating expenses	—	—	11,810	4,028	—	15,838
General and administrative expenses	5	813	34,019	4,468	—	39,305
Depreciation and amortization	—	—	22,751	2,702	—	25,453
Provision for doubtful accounts	—	—	4,488	3,034	—	7,522
Interest expense, net	(3)	28,889	1,127	(206)	—	29,807
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Foreign currency transaction gain	—	—	—	(1)	—	(1)
Loss on forward currency derivative contracts	—	399	—	—	—	399
Intercompany expenses	—	—	—	39,620	(39,620)	—
Total expenses	942	30,101	244,710	84,758	(39,620)	320,891
(Loss) income before income taxes	(8,582)	(8,460)	24,156	9,723	(18,935)	(2,098)
Income tax expense	—	1,280	2,770	1,711	—	5,761
Net (loss) income	(8,582)	(9,740)	21,386	8,012	(18,935)	(7,859)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(2,507)	(2,507)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(8,582)	$(9,740)	$21,386	$8,012	$(21,442)	$(10,366)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2011

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(8,582)	$(9,740)	$21,386	$8,012	$(18,935)	$(7,859)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	19,730	2,206	—	21,936
Amortization	—	—	3,021	496	—	3,517
Deferred rent expense	—	—	484	117	—	601
Deferred income taxes	—	177	3,626	114	—	3,917
Stock-based compensation	940	—	—	—	—	940
Provision for doubtful accounts	—	—	4,488	3,034	—	7,522
Loss on the sale of property and equipment	—	—	12	—	—	12
Loss on forward currency derivative contracts	—	399	—	—	—	399
Loss on foreign currency transactions	—	—	—	44	—	44
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Amortization of debt discount	—	401	—	—	—	401
Amortization of loan costs	—	2,111	—	—	—	2,111
Equity interest in net loss (earnings) of joint ventures	7,640	(21,290)	(4,753)	(7)	18,935	525
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(9,437)	(5,616)	—	(15,053)
Income taxes payable	—	1,146	(856)	(1,805)	—	(1,515)
Inventories and other current assets	—	—	(2,025)	(34)	—	(2,059)
Prepaid expenses	—	(22)	1,404	174	—	1,556
Intercompany payable / receivable	(327)	25,405	(26,358)	1,280	—	—
Accounts payable	—	(624)	(1,190)	(1,230)	—	(3,044)
Accrued expenses	—	1,482	(709)	295	—	1,068
Net cash (used in) provided by operating activities	(329)	(555)	8,589	7,080	—	14,785
Cash flows from investing activities
Purchases of property and equipment	—	—	(20,665)	(1,806)	—	(22,471)
Acquisition of medical practices	—	—	(47,689)	5,396	—	(42,293)
Proceeds from the sale of property and equipment	—	—	5	—	—	5
Repayments from (loans to) employees	—	—	258	(58)	—	200
Intercompany notes to / from affiliates	—	—	—	—	—	—
Contribution of capital to joint venture entities	—	(47,500)	—	—	47,500	—
Distributions received from joint venture entities	—	1,038	3,604	—	(4,026)	616
Proceeds from sale of equity interest in a joint venture	—	—	312	—	—	312
Payment of foreign currency derivative contracts	—	(746)	—	—	—	(746)
Change in other assets and other liabilities	6	(1)	(141)	(6)	—	(142)
Net cash provided by (used in) investing activities	6	(47,209)	(64,316)	3,526	43,474	(64,519)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $625)	—	50,375	6,685	234	—	57,294
Principal repayments of debt	—	(1,000)	(4,922)	(201)	—	(6,123)
Repayments of finance obligation	—	—	(47)	—	—	(47)
Proceeds from equity contribution	3	—	47,500	—	(47,500)	3
Payments of notes receivable from shareholder	50	—	—	—	—	50
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(2,092)	(2,092)
Payments of loan costs	—	(1,637)	—	—	—	(1,637)
Cash distributions to shareholders	—	—	—	(6,118)	6,118	—
Net cash provided by (used in) financing activities	53	47,738	49,216	(6,085)	(43,474)	47,448
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)
Net (decrease) increase in cash and cash equivalents	(270)	(26)	(6,511)	4,514	—	(2,293)
Cash and cash equivalents, beginning of period	279	80	8,637	4,981	—	13,977
Cash and cash equivalents, end of period	$9	$54	$2,126	$9,495	$—	$11,684

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 31, 2010

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$279	$80	$8,637	$4,981	$—	$13,977
Accounts receivable, net	—	—	43,901	19,670	—	63,571
Intercompany receivables	—	—	71,519	—	(71,519)	—
Income taxes receivable	—	—	—	—	—	—
Prepaid expenses	—	45	6,549	375	—	6,969
Inventories	—	—	1,410	16	—	1,426
Deferred income taxes	(517)	1,553	1,240	—	—	2,276
Other	7	—	2,676	851	—	3,534
Total current assets	(231)	1,678	135,932	25,893	(71,519)	91,753
Equity investments in joint ventures	496,340	1,028,910	44,011	—	(1,549,125)	20,136
Property and equipment, net	—	—	207,250	22,415	—	229,665
Real estate subject to finance obligation	—	—	8,100	—	—	8,100
Goodwill	—	114,064	644,699	12,135	—	770,898
Intangible assets, net	—	12,978	71,783	475	—	85,236
Other assets	—	16,963	4,420	9,159	—	30,542
Intercompany note receivable	—	—	—	—	—	—
Total assets	$496,109	$1,174,593	$1,116,195	$70,077	$(1,620,644)	$1,236,330
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$624	$17,880	$3,384	$—	$21,888
Intercompany payables	841	59,758	—	11,037	(71,636)	—
Accrued expenses	—	6,378	26,260	3,127	—	35,765
Income taxes payable	442	(3,980)	9,405	(471)	598	5,994
Current portion of long-term debt	—	—	8,780	—	—	8,780
Current portion of finance obligation	—	—	53	—	—	53
Other current liabilities	—	—	197	—	—	197
Total current liabilities	1,283	62,780	62,575	17,077	(71,038)	72,677
Long-term debt, less current portion	—	580,645	9,406	—	—	590,051
Finance obligation, less current portion	—	—	8,515	—	—	8,515
Other long-term liabilities	—	4,966	10,002	1,013	—	15,981
Deferred income taxes	(2,223)	29,862	6,648	(335)	(425)	33,527
Intercompany note payable	—	—	—	—	—	—
Total liabilities	(940)	678,253	97,146	17,755	(71,463)	720,751
Noncontrolling interests—redeemable	—	—	—	—	7,371	7,371
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	497,049	496,340	1,019,049	52,322	(1,567,711)	497,049
Noncontrolling interests—nonredeemable	—	—	—	—	11,159	11,159
Total equity	497,049	496,340	1,019,049	52,322	(1,556,552)	508,208
Total liabilities and equity	$496,109	$1,174,593	$1,116,195	$70,077	$(1,620,644)	$1,236,330

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2010

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$97,027	$35,241	$—	$132,268
Other revenue	—	—	2,004	441	—	2,445
(Loss) income from equity investment	(8,373)	10,210	1,172	—	(2,816)	193
Intercompany revenue	—	199	19,676	—	(19,875)	—
Total revenues	(8,373)	10,409	119,879	35,682	(22,691)	134,906
Expenses:
Salaries and benefits	258	—	57,001	9,144	—	66,403
Medical supplies	—	—	9,345	543	—	9,888
Facility rent expenses	—	—	6,892	689	—	7,581
Other operating expenses	—	—	6,157	758	—	6,915
General and administrative expenses	—	503	13,574	1,012	—	15,089
Depreciation and amortization	—	—	9,704	880	—	10,584
Provision for doubtful accounts	—	—	1,905	809	—	2,714
Interest expense, net	(3)	14,960	648	(107)	—	15,498
Loss on sale of assets of a radiation center	—	—	1,903	—	—	1,903
Early extinguishment of debt	—	10,947	—	—	—	10,947
Intercompany expenses	—	—	—	19,875	(19,875)	—
Total expenses	255	26,410	107,129	33,603	(19,875)	147,522
(Loss) income before income taxes	(8,628)	(16,001)	12,750	2,079	(2,816)	(12,616)
Income tax (benefit) expense	—	(7,200)	2,671	(4)	—	(4,533)
Net (loss) income	(8,628)	(8,801)	10,079	2,083	(2,816)	(8,083)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(934)	(934)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(8,628)	$(8,801)	$10,079	$2,083	$(3,750)	$(9,017)

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$193,670	$71,711	$—	$265,381
Other revenue	—	—	3,061	639	—	3,700
(Loss) income from equity investment	(9,654)	22,236	1,886	—	(14,110)	358
Intercompany revenue	—	400	41,123	—	(41,523)	—
Total revenues	(9,654)	22,636	239,740	72,350	(55,633)	269,439
Expenses:
Salaries and benefits	508	—	116,909	18,650	—	136,067
Medical supplies	—	—	19,612	1,089	—	20,701
Facility rent expenses	—	—	11,566	1,331	—	12,897
Other operating expenses	—	—	11,658	1,501	—	13,159
General and administrative expenses	—	805	26,686	1,866	—	29,357
Depreciation and amortization	—	—	20,960	1,712	—	22,672
Provision for doubtful accounts	—	—	4,163	1,290	—	5,453
Interest expense, net	(4)	27,888	2,841	(207)	—	30,518
Loss on sale of assets of a radiation center	—	—	1,903	—	—	1,903
Early extinguishment of debt	—	10,947	—	—	—	10,947
Intercompany expenses	—	—	—	41,523	(41,523)	—
Total expenses	504	39,640	216,298	68,755	(41,523)	283,674
(Loss) income before income taxes	(10,158)	(17,004)	23,442	3,595	(14,110)	(14,235)
Income tax (benefit) expense	—	(6,646)	1,503	(10)	—	(5,153)
Net (loss) income	(10,158)	(10,358)	21,939	3,605	(14,110)	(9,082)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,741)	(1,741)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(10,158)	$(10,358)	$21,939	$3,605	$(15,851)	$(10,823)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(10,158)	$(10,358)	$21,939	$3,605	$(14,110)	$(9,082)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	16,647	1,666	—	18,313
Amortization	—	—	4,313	46	—	4,359
Deferred rent expense	—	—	935	143	—	1,078
Deferred income tax provision (benefit)	—	1,327	(6,480)	—	—	(5,153)
Stock-based compensation	508	—	—	—	—	508
Provision for doubtful accounts	—	—	4,163	1,290	—	5,453
Loss on the sale of property and equipment	—	—	418	—	—	418
Loss on sale of assets of a radiation center	—	—	1,903	—	—	1,903
Write off of pro-rata debt discount	—	494	—	—	—	494
Write off of loan costs	—	1,593	—	—	—	1,593
Early extinguishment of debt	—	10,947	—	—	—	10,947
Amortization of debt discount	—	424	—	—	—	424
Amortization of loan costs	—	1,343	—	—	—	1,343
Equity interest in net loss (earnings) of joint ventures	9,654	(22,236)	(1,886)	—	14,110	(358)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(11,654)	(1,718)	—	(13,372)
Income taxes receivable / payable	—	(7,745)	7,705	(88)	—	(128)
Inventories	—	—	60	1	—	61
Prepaid expenses	—	—	3,001	182	—	3,183
Intercompany payable / receivable	—	(10,904)	10,591	313	—	—
Accounts payable	—	(245)	4,422	(479)	—	3,698
Accrued expenses	—	(4,762)	1,698	(710)	4	(3,770)
Net cash provided by (used in) operating activities	4	(40,122)	57,775	4,251	4	21,912
Cash flows from investing activities
Purchases of property and equipment	—	—	(16,911)	(464)	—	(17,375)
Acquisition of radiation centers	—	—	(34,619)	—	—	(34,619)
Proceeds from the sale of property and equipment	—	—	1,191	—	—	1,191
Repayments from (loans to) employees	—	—	368	—	—	368
Intercompany notes to / from affiliates	—	410	—	(410)	—	—
Contribution of capital to joint venture entities	—	—	(2,858)	—	—	(2,858)
Proceeds from sale of equity interest in joint venture	—	—	300	308	(608)	—
Distributions received from joint venture	—	578	2,183	—	(2,743)	18
Change in other assets and other liabilities	5	(1,989)	126	15	(4)	(1,847)
Net cash provided by (used in) investing activities	5	(1,001)	(50,220)	(551)	(3,355)	(55,122)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $1,950)	—	308,050	—	—	—	308,050
Principal repayments of debt	—	(260,667)	(5,421)	—	—	(266,088)
Repayments of finance obligation	—	—	(278)	—	—	(278)
Payment of call premium on senior subordinated notes	—	(5,250)	—	—	—	(5,250)
Payments of notes receivable from shareholder	50	—	—	—	—	50
Proceeds from issuance of noncontrolling interest	—	—	—	—	608	608
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(1,522)	(1,522)
Deconsolidation of noncontrolling interest	—	—	—	(14)	—	(14)
Payments of loan costs	—	(11,873)	—	—	—	(11,873)
Cash distributions to shareholders	—	—	—	(4,265)	4,265	—
Net cash provided by (used in) financing activities	50	30,260	(5,699)	(4,279)	3,351	23,683
Net increase (decrease) in cash and cash equivalents	59	(10,863)	1,856	(579)	—	(9,527)
Cash and cash equivalents, beginning of period	65	14,314	12,847	5,732	—	32,958
Cash and cash equivalents, end of period	$124	$3,451	$14,703	$5,153	$—	$23,431

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

Overview

We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation, Intensity Modulated Radiation Therapy (“IMRT”), as well as newer, more technologically-advanced procedures. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and, as of June 30, 2011 we provided radiation therapy services in 119 treatment centers. Most of our treatment centers are strategically clustered into 28 local markets in 16 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia and 26 treatment centers are operated in South America, Central America and the Caribbean and one center located in India.  Of these 119 treatment centers, 37 treatment centers were internally developed, 75 were acquired and seven involve hospital-based treatment centers and other groups. We have continued to expand our affiliation with physician specialties in closely related areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

On October 19, 2007, our wholly owned subsidiary, RTS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). Upon completion of the Merger, each share of RTS’s common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments’ management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the “Closing”). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar Capital Partners, Inc. and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. At June 30, 2011, Vestar and its affiliates currently control approximately 81% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS’s common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (Class B and C non-voting equity units) from an equity pool representing up to 13% of the common equity value of RT Investments, which as of June 30, 2011 was 12.1%. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments.

We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

•                  The number of relative value units (RVU) delivered per day in our freestanding centers;

•                  The percentage change in RVUs per day in our freestanding centers;

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the six months ended June 30, 2011 and 2010.

	Year Ended December 31,	Six Months Ended June 30,
(domestic U.S.)	2010	2011	2010
Payer
Medicare	44.6%	46.4%	44.6%
Commercial	50.9	49.5	51.1
Medicaid	3.0	2.7	2.9
Self pay	1.5	1.4	1.4
Total net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.7% of our net patient service revenue for the six months ended June 30, 2011.

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

On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout 2010 by passing several pieces of legislation.  Additionally, in June 2010, Congress passed a 2.2% increase.  The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress passed the Medicare and Medicaid Extenders Act of 2010, which was signed by President Obama on December 15, 2010.  This Act delays until the end of 2011 the scheduled cut. The proposed Medicare 2012 Physician Fee Schedule, released by CMS on July 1, 2011, would result in a reimbursement decrease of 29.5% as of January 1, 2012.  If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the reimbursement decrease currently scheduled to take effect on January 1, 2012, will have a significant adverse impact on our business.

In the proposed Medicare 2012 Physician Fee Schedule, CMS indicates that the primary impacts to specialties are due to the third year of the four-year transition to the utilization of the new Physician Practice Information Survey data and the rebasing of the Medicare Economic Index.  In the proposed Medicare 2012 Physician Fee Schedule, CMS did not apply the equipment utilization policy to radiation therapy equipment.  We have evaluated the impact of the proposed rule in its entirety to our reimbursement under the Medicare program for 2012, but are waiting for the final rule to be issued later this year before arriving at a conclusion as to the 2012 impact of the regulation on our business.

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

We grant a discount on gross charges to self pay payers not covered under other third party payer arrangements. The discount amounts are excluded from patient service revenue. To the extent that we realize additional losses resulting from nonpayment of the discounted charges, such additional losses are included in the provision for doubtful accounts.

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

•              Increased costs associated with development and optimization of our internal infrastructure; and

•              Healthcare reform.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Number of treatment days (domestic U.S.)	64	64		128	127

Total RVU’s — freestanding centers (domestic U.S.)	3,138,665	2,746,572	14.3%	6,348,006	5,500,192	15.4%

RVU’s per day — freestanding centers (domestic U.S.)	49,042	42,915	14.3%	49,594	43,309	14.5%

Percentage change in RVU’s per day — freestanding centers — same practice basis (domestic U.S.)	12.3%	0.4%		10.8%	0.3%

Number of regions at period end	9	8

Number of local markets at period end (domestic U.S.)	28	28

Treatment centers - freestanding	112	92	21.7%
Treatment centers — hospital / other groups	7	7	0.0%

	119	99	20.2%

Days sales outstanding at quarter end (domestic U.S.)	43	44

Percentage change in freestanding revenues — same practice basis (domestic U.S.)	4.7%	-3.6%		3.0%	-3.4%

Net patient service revenue — professional services only (in thousands) (domestic U.S.)	$40,437	$34,357		$82,534	$68,980

The following table summarizes key operating statistics of our results of operations for our international operations for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Number of treatments (International)

2-D treatments	1,295	1,417		2,649	2,828

3-D treatments	1,677	1,494		3,265	2,933

IMRT treatments	319	250		631	454

Total	3,291	3,161	4.1%	6,545	6,215	5.3%

* includes full period operating statistics, including period prior to our acquisition

International

Medical Developers’ net patient service revenue increased $5.2 million, or 45.2%, from $11.5 million to $16.7 million for the three months ended June 30, 2011 as compared to the same period in 2010.  Total revenue was positively impacted by the opening of new treatment centers in San Juan, Argentina and San Salvador, El Salvador in February and March 2011, respectively.  The continued ramp-up in operations at our Centro de Radiaciones de La Costa and Centro de Radioterapia Siglo XXI subsidiaries in Argentina which opened in May and July 2010 also favorably impacted revenue growth versus the same three months in 2010.  In addition, we experienced growth in the number of new patient treatments initiated during the quarter by 130 and an increased number of higher-revenue 3D and IMRT treatments versus the 2010 period.

Facility gross profit increased $3.0 million, or 46.2% from $6.5 million to $9.5 million for the three months ended June 30, 2011 as compared to the same period in 2010.  Facility-level gross profit as a percentage of net patient service revenue improved to 57.0% from 56.3%, primarily due to a reduction in repairs and maintenance expense as a percentage of revenue in part resulting from Medical Developers’ integration into the Company and a reduction in physician compensation as a percentage of revenue due to the improvement in Medical Developers’ treatment mix and an increase in patient volumes, offset by higher center-level salaries and benefits and higher depreciation expense.

The following table presents summaries of our results of operations for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
Revenues:
Net patient service revenue	$160,887	99.2%	$132,268	98.0%
Other revenue	1,369	0.8	2,638	2.0
Total revenues	162,256	100.0	134,906	100.0

Expenses:
Salaries and benefits	80,114	49.4	66,403	49.2
Medical supplies	13,164	8.1	9,888	7.3
Facility rent expenses	8,311	5.1	7,581	5.6
Other operating expenses	8,380	5.2	6,915	5.1
General and administrative expenses	21,469	13.2	15,089	11.2
Depreciation and amortization	12,998	8.0	10,584	7.8
Provision for doubtful accounts	3,721	2.3	2,714	2.0
Interest expense, net	15,314	9.4	15,498	11.5
Loss on sale of assets of a radiation treatment center	—	—	1,903	1.4
Early extinguishment of debt	—	—	10,947	8.1
Foreign currency transaction loss	(11)	—	—	—
Loss on forward currency derivative contracts	283	0.2	—	—

Total expenses	163,743	100.9	147,522	109.2

Loss before income taxes	(1,487)	-0.9	(12,616)	-9.2
Income tax expense (benefit)	3,295	2.0	(4,533)	-3.4

Net loss	(4,782)	-2.9	(8,083)	-5.8

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,068)	-0.7	(934)	-0.7

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(5,850)	-3.6%	(9,017)	-6.5%

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenues

Net patient service revenue. For the three months ended June 30, 2011 and 2010, net patient service revenue comprised 99.2% and 98.0%, respectively, of our total revenues.  In our net patient service revenue for the three months ended June 30, 2011 and 2010, revenue from the professional-only component of radiation therapy and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 24.9% and 25.5%, respectively, of our total revenues.

Other revenue. For the three months ended June 30, 2011 and 2010, other revenue comprised approximately 0.8% and 2.0%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $27.4 million, or 20.3%, from $134.9 million for the three months ended June 30, 2010 to $162.3 million for the three months ended June 30, 2011. Total revenue was positively impacted by $26.5 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2010 and 2011 through the acquisition of several urology, medical oncology and surgery practices in Florida and Arizona and the acquisition of a physician practice in South Carolina, and West Virginia and the acquisition of 26 physician practices in South America, Central America and the Caribbean, the opening of one de novo center and an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site as follows:

Date	Sites	Location	Market	Type

May 2010	1	Pembroke Pines, Florida	Florida East Coast	De Novo
May 2010	1	Myrtle Beach, South Carolina	South Carolina	Acquisition
December 2010	1	Princeton West Virginia	West Virginia	Acquisition
		South America, Central
March 2011	26	America and the Caribbean	—	Acquisition
June 2011	1	London, Kentucky	Kentucky	Hospital-based / other groups

Approximately $0.4 million of the increase was due to recognition of revenue from CMS for the 2011 PQRI program.  In our existing local markets and practices, revenue increased by approximately $0.5 million.  We continue to see stabilization in our Florida and Nevada local markets.

Expenses

Salaries and benefits. Salaries and benefits increased by $13.7 million, or 20.6%, from $66.4 million for the three months ended June 30, 2010 to $80.1 million for the three months ended June 30, 2011. Salaries and benefits as a percentage of total revenues increased from 49.2% for the three months ended June 30, 2010 to 49.4% for the three months ended June 30, 2011.  Additional staffing of personnel and physicians due to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011 contributed $11.2 million to our salaries and benefits.  For existing practices and centers within our local markets, salaries and benefits increased $2.5 million, predominately related to the additional staffing in our research and development group developing software for our medical equipment of approximately $0.4 million.

Medical supplies. Medical supplies increased by $3.3 million, or 33.1%, from $9.9 million for the three months ended June 30, 2010 to $13.2 million for the three months ended June 30, 2011. Medical supplies as a percentage of total revenues increased from 7.3% for the three months ended June 30, 2010 to 8.1% for the three months ended June 30, 2011. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related and other medical supplies. Approximately $1.5 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011.   In our remaining practices and centers in existing local markets, medical supplies increased by approximately $1.8 million as we continue to see stable patient volumes and treatment counts in our existing local markets.  These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $0.7 million, or 9.6%, from $7.6 million for the three months ended June 30, 2010 to $8.3 million for the three months ended June 30, 2011. Facility rent expenses as a percentage of total revenues decreased from 5.6% for the three months ended June 30, 2010 to 5.1% for the three months ended June 30, 2011. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $0.8 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011, offset by a decrease of approximately $0.1 million due to office consolidations in the latter part of 2010.

Other operating expenses. Other operating expenses increased by $1.5 million or 21.2%, from $6.9 million for the three months ended June 30, 2010 to $8.4 million for the three months ended June 30, 2011.  Other operating expense as a percentage of total revenues increased from 5.1% for the three months ended June 30, 2010 to 5.2% for the three months ended June 30, 2011.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $1.9 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011, offset by a decrease of approximately $0.4 million in our remaining practices and centers in existing local markets, primarily as a result of a decrease in operating leases on certain of our medical equipment and contract labor for radiation therapists.

General and administrative expenses. General and administrative expenses increased by $6.4 million or 42.3%, from $15.1 million for the three months ended June 30, 2010 to $21.5 million for the three months ended June 30, 2011. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 11.2% for the three months ended June 30, 2010 to 13.2% for the three months ended June 30, 2011.  The increase of $6.4 million in general and administrative expenses was due to an increase of approximately $2.4 million relating to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase of approximately $1.9 million in our remaining practices and treatments centers in our existing local markets, an increase of approximately $0.7 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, an increase in costs of $0.5 million associated with improvements in our income tax provision process and an increase of $0.9 million in litigation settlements with certain physicians.

Depreciation and amortization. Depreciation and amortization increased by $2.4 million, or 22.8%, from $10.6 million for the three months ended June 30, 2010 to $13.0 million for the three months ended June 30, 2011. Depreciation and amortization expense as a percentage of total revenues increased from 7.8% for the three months ended June 30, 2010 to 8.0% for the three months ended June 30, 2011.  The increase of $2.4 million in depreciation and amortization was due to an increase of approximately $1.1 million relating to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $1.3 million.

Provision for doubtful accounts. The provision for doubtful accounts increased by $1.0 million, or 37.1%, from $2.7 million for the three months ended June 30, 2010 to $3.7 million for the three months ended June 30, 2011.  The provision for doubtful accounts as a percentage of total revenues increased from 2.0% for the three months ended June 30, 2010 to 2.3% for the three months ended June 30, 2011.  In 2010 we reduced our provision for doubtful accounts as we made efforts to improve the overall collection process, including a replacement of our claims clearinghouse agent, to provide more efficient and timely claims processing, upgraded certain billing processes, including the electronic transmission of secondary claims and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense in 2010.

Interest expense, net. Interest expense, decreased by $0.2 million, or 1.2%, from $15.5 million for the three months ended June 30, 2010 to $15.3 million for the three months ended June 30, 2011. The decrease is primarily attributable to the additional $2.1 million in interest expense in 2010 associated with the pro-rata write-off of our deferred financing costs and original issue discount costs resulting from our prepayment of $74.8 million in our Term Loan B in April 2010.  In addition, our interest rate swap payments decreased by approximately $0.5 million, offset by an increase of approximately $1.8 million of interest as a result of the additional senior subordinated notes issued in April 2010 and March 2011 and the additional amortization of deferred financing costs and original issue discount costs of approximately $0.5 million related thereto.

Loss on sale of assets of a radiation treatment center.  In January 2007, we acquired a 67.5% interest in Gettysburg Radiation, LLC (“GR”), which at that time was in the final stages of developing a free-standing radiation therapy treatment center in Gettysburg, Pennsylvania. Approximately a year later, GR expanded its operations to a second location in Littlestown, Pennsylvania. Due to the poor local economy, as well as the opening of a radiation therapy center by a nearby hospital, the performance of both the Gettysburg and Littlestown facilities deteriorated significantly. During the fourth quarter of 2009, the Littlestown facility was closed. On April 30, 2010, we sold certain assets of the Gettysburg facility to one of GR’s minority equity-holders for approximately $925,000 and incurred a loss on the sale of approximately $1.9 million.

Early extinguishment of debt.  We incurred approximately $10.9 million from the early extinguishment of debt as a result of the prepayment of the $175.0 million in senior subordinated notes, which included the call premium payment of approximately $5.3 million, the write-offs of $2.5 million in deferred financing costs and $3.1 million in original issue discount costs.

Loss on forward currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   We maintain four forward currency derivative contracts which mature on a quarterly basis. For the three months ended June 30, 2011, the expiration of the June 30, 2010 forward currency derivative contract and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.3 million.

Income taxes.  Our effective tax rate was 221.6% in the second quarter of fiscal 2011 and 35.9% in the second quarter of fiscal 2010. The increase in the effective rate for the second quarter of 2011 compared to the same period of the year prior is primarily the result of the valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities which are unable to offset the Company’s deferred tax assets for valuation allowance purposes and the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit losses that are not more likely than not to be realized. On an absolute dollar basis, the provision for income taxes increased to $3.3 million for the second quarter of 2011 compared to an income tax benefit of $4.5 million in the same period of 2010. Our tax expense increased primarily due to the increase in valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities and foreign tax expense associated with foreign subsidiaries acquired during the current year.

Our future effective tax rates could be affected by changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.  We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year.  If actual results differ from the assumptions used in estimating our annual effective tax rates, future income tax expense (benefit) could be materially affected.

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

Net loss. Net loss decreased by $3.3 million, from $8.1 million in net loss for the three months ended June 30, 2010 to $4.8 million net loss for the three months ended June 30, 2011.  Net loss represents 5.8% of total revenues for the three months ended June 30, 2010 and 2.9% of total revenues for the three months ended June 30, 2011.

The following table presents summaries of our results of operations for the six months ended June 30, 2011 and 2011.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
Revenues:
Net patient service revenue	$315,970	99.1%	$265,381	98.5%
Other revenue	2,823	0.9	4,058	1.5
Total revenues	318,793	100.0	269,439	100.0

Expenses:
Salaries and benefits	161,013	50.5	136,067	50.5
Medical supplies	25,655	8.0	20,701	7.7
Facility rent expenses	16,134	5.1	12,897	4.8
Other operating expenses	15,838	5.0	13,159	4.9
General and administrative expenses	39,305	12.3	29,357	10.9
Depreciation and amortization	25,453	8.0	22,672	8.4
Provision for doubtful accounts	7,522	2.4	5,453	2.0
Interest expense, net	29,807	9.3	30,518	11.3
Loss on sale of assets of a radiation treatment center	—	—	1,903	0.7
Early extinguishment of debt	—	—	10,947	4.1
Gain on fair value adjustment of previously held equity investment	(234)	-0.1	—	—
Foreign currency transaction loss	(1)	—	—	—
Loss on forward currency derivative contracts	399	0.1	—	—

Total expenses	320,891	100.6	283,674	105.3

Loss before income taxes	(2,098)	-0.6	(14,235)	-5.3
Income tax expense (benefit)	5,761	1.8	(5,153)	-1.9
Net loss	(7,859)	-2.4	(9,082)	-3.4

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(2,507)	-0.8	(1,741)	-0.6

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(10,366)	-3.2%	(10,823)	-4.0%

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenues

Net patient service revenue. For the six months ended June 30, 2011 and 2010, net patient service revenue comprised 99.1% and 98.5%, respectively, of our total revenues.  In our net patient service revenue for the six months ended June 30, 2011 and 2010, revenue from the professional-only component of radiation therapy and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 25.9% and 25.6%, respectively, of our total revenues.

Other revenue. For the six months ended June 30, 2011 and 2010, other revenue comprised approximately 0.9% and 1.5%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $49.4 million, or 18.3%, from $269.4 million for the six months ended June 30, 2010 to $318.8 million for the six months ended June 30, 2011. Total revenue was positively impacted by $47.2 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2010 and 2011 through the acquisition of several urology, medical oncology and surgery practices in Florida and Arizona and the acquisition of a physician practice in South Carolina, and West Virginia and the acquisition of 26 physician practices in South America, Central America and the Caribbean, the opening of two de novo center and an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site as follows:

Date	Sites	Location	Market	Type

March 2010	1	El Segundo, California	Los Angeles, California	De Novo
May 2010	1	Pembroke Pines, Florida	Florida East Coast	De Novo
May 2010	1	Myrtle Beach, South Carolina	South Carolina	Acquisition
December 2010	1	Princeton West Virginia	West Virginia	Acquisition
		South America, Central
March 2011	26	America and the Caribbean	—	Acquisition
June 2011	1	London, Kentucky	Kentucky	Hospital-based / other groups

Approximately $1.0 million of the increase was due to recognition of revenue from CMS for the 2011 PQRI program.  In our existing local markets and practices, revenue increased by approximately $1.2 million.  We continue to see stabilization in our Florida and Nevada local markets.

Expenses

Salaries and benefits. Salaries and benefits increased by $24.9 million, or 18.3%, from $136.1 million for the six months ended June 30, 2010 to $161.0 million for the six months ended June 30, 2011. Salaries and benefits as a percentage of total revenues was 50.5% for the six months ended June 30, 2010 and for the three months ended June 30, 2011.  Additional staffing of personnel and physicians due to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011 contributed $21.5 million to our salaries and benefits. Stock compensation expense included in our salaries and benefits increased $0.4 million as a result of a repurchase of vested units from an executive for use in future reissuance to other executives.  For existing practices and centers within our local markets, salaries and benefits increased $3.0 million, predominately related to the additional staffing in our research and development group developing software for our medical equipment of approximately $0.8 million.

Medical supplies. Medical supplies increased by $5.0 million, or 23.9%, from $20.7 million for the six months ended June 30, 2010 to $25.7 million for the six months ended June 30, 2011. Medical supplies as a percentage of total revenues increased from 7.7% for the six months ended June 30, 2010 to 8.0% for the six months ended June 30, 2011. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related and other medical supplies. Approximately $2.8 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011.   In our remaining practices and centers in existing local markets, medical supplies increased by approximately $2.2 million as we continue to see stable patient volumes and treatment counts in our existing local markets.  These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $3.2 million, or 25.1%, from $12.9 million for the six months ended June 30, 2010 to $16.1 million for the six months ended June 30, 2011. Facility rent expenses as a percentage of total revenues increased from 4.8% for the six months ended June 30, 2010 to 5.1% for the six months ended June 30, 2011. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $1.9 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011.  On March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto.  As a result of the refinancing of the landlords’ mortgages on these respective properties, we derecognized approximately $64.8 million in real estate subject to finance obligation.  As a result of the derecognition, our facility rent expense increased by approximately $1.6 million during the six months ended June 30, 2011, offset by a decrease of approximately $0.2 million due to office consolidations in the latter part of 2010.

Other operating expenses. Other operating expenses increased by $2.7 million or 20.4%, from $13.2 million for the six months ended June 30, 2010 to $15.8 million for the six months ended June 30, 2011.  Other operating expense as a percentage of total revenues increased from 4.9% for the six months ended June 30, 2010 to 5.0% for the six months ended June 30, 2011.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $3.3 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011, offset by a decrease of approximately $0.6 million in our remaining practices and centers in existing local markets, primarily as a result of a decrease in operating leases on certain of our medical equipment and contract labor for radiation therapists.

General and administrative expenses. General and administrative expenses increased by $9.9 million or 33.9%, from $29.4 million for the six months ended June 30, 2010 to $39.3 million for the six months ended June 30, 2011. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 10.9% for the six months ended June 30, 2010 to 12.3% for the six months ended June 30, 2011.  The increase of $9.9 million in general and administrative expenses was due to an increase of approximately $3.9 million relating to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase of approximately $3.3 million in our remaining practices and treatments centers in our existing local markets, an increase of approximately $2.2 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, an increase in costs of $0.5 million associated with improvements in our income tax provision process.

Depreciation and amortization. Depreciation and amortization increased by $2.8 million, or 12.3%, from $22.7 million for the six months ended June 30, 2010 to $25.5 million for the six months ended June 30, 2011. Depreciation and amortization expense as a percentage of total revenues decreased from 8.4% for the six months ended June 30, 2010 to 8.0% for the six months ended June 30, 2011.  The increase of $2.8 million in depreciation and amortization was primarily due to an increase of approximately $1.7 million relating to our expansion in urology and surgery practices in southwest Florida, Arizona and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $2.4 million, offset by a decrease of approximately $1.3 million predominately due to the expiration of certain non-compete agreements.

Provision for doubtful accounts. The provision for doubtful accounts increased by $2.0 million, or 37.9%, from $5.5 million for the six months ended June 30, 2010 to $7.5 million for the six months ended June 30, 2011.  The provision for doubtful accounts as a percentage of total revenues increased from 2.0% for the six months ended June 30, 2010 to 2.4% for the six months ended June 30, 2011.  In 2010 we reduced our provision for doubtful accounts as we made efforts to improve the overall collection process, including a replacement of our claims clearinghouse agent, to provide more efficient and timely claims processing, upgraded certain billing processes, including the electronic transmission of secondary claims and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense in 2010.

Interest expense, net. Interest expense, decreased by $0.7 million, or 2.3%, from $30.5 million for the six months ended June 30, 2010 to $29.8 million for the six months ended June 30, 2011.  The decrease is primarily attributable to the additional $2.1 million in interest expense in 2010 associated with the pro-rata write-off of our deferred financing costs and original issue discount costs resulting from our prepayment of $74.8 million in our Term Loan B in April 2010, the derecognition of approximately $64.8 million in real estate subject to finance obligation on March 31, 2010.  As a result of the derecognition, our interest expense relating to the finance obligation decreased by approximately $1.5 million.  In addition, our interest rate swap payments decreased by approximately $1.0 million, offset by an increase of approximately $3.2 million of interest as a result of the additional senior subordinated notes issued in April 2010 and March 2011 and the additional amortization of deferred financing costs and original issue discount cots of approximately $0.7 million related thereto.

Loss on sale of assets of a radiation treatment center.  In January 2007, we acquired a 67.5% interest in Gettysburg Radiation, LLC (“GR”), which at that time was in the final stages of developing a free-standing radiation therapy treatment center in Gettysburg, Pennsylvania. Approximately a year later, GR expanded its operations to a second location in Littlestown, Pennsylvania. Due to the poor local economy, as well as the opening of a radiation therapy center by a nearby hospital, the performance of both the Gettysburg and Littlestown facilities deteriorated significantly. During the fourth quarter of 2009, the Littlestown facility was closed. On April 30, 2010, we sold certain assets of the Gettysburg facility to one of GR’s minority equity-holders for approximately $925,000 and incurred a loss on the sale of approximately $1.9 million.

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

Loss on forward currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   We maintain four forward currency derivative contracts which mature on a quarterly basis. For the six months ended June 30, 2011, the expiration of the March 31, 2010 and June 30, 2010 forward currency derivative contracts and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.4 million.

Income taxes.  Our effective tax rate was 274.6% for the six months ended June 30, 2011 and 36.2% for the six months ended June 30, 2010. The increase in the effective rate for the six months ended June 30, 2011 compared to the same period of the year prior is primarily the result of the valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities which are unable to offset the Company’s deferred tax assets for valuation allowance purposes and the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit losses that are not more likely than not to be realized. On an absolute dollar basis, the provision for income taxes increased to $5.8 million for six months ended June 30, 2011 compared to an income tax benefit of $5.2 million in the same period of 2010. Our tax expense increased primarily due to the increase in valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities and foreign tax expense associated with foreign subsidiaries acquired during the current year.

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

Net loss. Net loss decreased by $1.2 million, from $9.1 million in net loss for the six months ended June 30, 2010 to $7.9 million net loss for the six months ended June 30, 2011.  Net loss represents 3.4% of total revenues for the six months ended June 30, 2010 and 2.4% of total revenues for the six months ended June 30, 2011.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  28 of our 119 radiation treatment centers are located in Florida.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the six month periods ended June 30, 2010 and 2011 was $21.9 million and $14.8 million, respectively.

Net cash provided by operating activities decreased by $7.1 million from $21.9 million in the six month period ended June 30, 2010 to $14.8 million for the six month period ended June 30, 2011 predominately due to timing and amount of interest payments.  In the six months ended June 30, 2010, we paid approximately $11.8 million of interest on our $175.0 million senior subordinated notes that was refinanced on April 20, 2010 with the issuance of the $310.0 million in senior subordinated notes due 2017 with interest payments due in April and October of each year.  In April 2011, we paid approximately $18.6 million of interest on the $360.0 million in senior subordinated notes due 2017 including interest on the $16.25 million senior subordinated notes due to the seller in the MDLLC transaction. We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 44 days to 43 days.

Cash flow contributed by our foreign subsidiaries was $5.7 million for the six month period ended June 30, 2011.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business.

Cash Flows From Investing Activities

Net cash used in investing activities for the six month periods ended June 30, 2010 and 2011 was $55.1 million and $64.5 million, respectively.

Net cash used in investing activities increased by $9.4 million from $55.1 million for the six month period ended June 30, 2010 to $64.5 million for the six month period ended March 31, 2011.  Net cash used in investing activities was impacted by approximately $42.1 million (net of acquired cash of approximately $5.4 million) related to the purchase of the remaining (i) 67% interest in a joint venture that holds a majority equity interest in and manages 25 radiation therapy treatment centers in South America, Central America and the Caribbean (including the purchase of equity units in the underlying operating subsidiaries) and (ii) a 61% interest in a joint venture that operates a treatment center in Guatemala, on March 1, 2011 and the purchase of other medical practices of approximately $0.2 million.  In May 2010 we purchased a radiation treatment center and several physician practices in South Carolina for a combined purchase price of approximately $34.5 million.  During 2011, we entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. The cost of the option contracts, was approximately $0.7 million.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six month period ended June 30, 2010 and 2011 was $23.7 million and $47.4 million, respectively.

Net cash provided by financing activities in 2010 consisted of $308.1 million of proceeds received from the issuance of $310.0 million in aggregate principal amount of senior subordinated notes due 2017. The $308.1 million in proceeds was used to repay the existing $175.0 million in senior subordinated notes due 2015, including accrued and unpaid interest and a call premium of approximately $5.3 million. The remaining proceeds from the offering were used to pay down $74.8 million of the senior secured term loan facility and $10.0 million of the senior secured revolving credit facility and to finance the acquisitions of a radiation treatment center and physician practices in South Carolina, which were consummated on May 3, 2010. In addition, we paid approximately $11.9 million of loan costs relating to transaction fees and expenses incurred in connection with the issuance of the $310.0 million senior subordinated notes.  The change in net cash provided by financing activities included cash provided by non-controlling interest holders in the El Segundo joint venture who contributed approximately $0.6 million in cash for a 22.75% interest in the joint venture.

In January 2011, we received the Commitment Letter from DDJ Capital Management, LLC to purchase an aggregate principal amount of $50 million of 9 7/8% Senior Subordinated Notes due 2017 to be issued by RTS.  On March 1, 2011, we issued $50 million of the new notes.  The proceeds of $48.5 million were used (i) to fund the MDLLC acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition.  We incurred approximately $1.6 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers’ discount of $0.6 million. On April 1, 2011 we received approximately $6.7 million in capital lease financing from a financial institution to fund previously purchased medical equipment. The terms of the capital lease financing are for five years at an average interest rate of approximately 8%. We also had partnership distributions from non-controlling interests of approximately $1.5 million and $2.1 million in 2010 and 2011, respectively.

Senior Secured Credit Facilities Senior Subordinated Notes

In connection with the 2008 Merger, we entered into our current senior secured credit facilities, which consists of a senior secured term loan facility and a senior secured revolving credit facility. At the Closing, we borrowed $307.0 million under the senior secured term loan facility, utilized $3.1 million of the senior secured revolving credit facility and obtained a $175.0 million senior subordinated interim loan agreement. We incurred expenses of approximately $3.7 million for early extinguishment of debt relating to the termination of certain capital lease obligations, termination of our interest rate swap agreement and the write-off of deferred financing costs relating to the extinguishment of our previous senior secured credit facility. On March 25, 2008, we issued $175.0 million senior subordinated notes due 2015 at an annual interest rate of 13.5%, and repaid the $175.0 million senior subordinated interim loan agreement including any accrued and unpaid interest.

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

In January 2011, we received the Commitment Letter from DDJ Capital Management, LLC to purchase an aggregate principal amount of $50 million of 9 7/8% Senior Subordinated Notes due 2017 to be issued by RTS.  On March 1, 2011, we issued $50 million of the New Notes.  The proceeds of $48.5 million were used (i) to fund the MDLLC Acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition.  We incurred approximately $1.6 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers’ discount of $0.6 million.

On April 1, 2011, we received approximately $6.7 million in capital lease financing from a financial institution to fund previously purchased medical equipment. The terms of the capital lease financing are for five years at an average interest rate of approximately 8%.

Effective August 2011, we entered into a lease line of credit with a financial institution for the purpose of obtaining financing for medical equipment purchases in the commitment amount of $12.5 million.  The commitment, subject to various restrictions, is scheduled to be available through November 2011.

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

As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, we derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, we entered into a new master lease arrangement with the landlord on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index.  The amount of these finance obligations as of June 30, 2011 and December 31, 2010 was $13.5 million and $8.6 million, respectively.

Billing and Collections

Our billing system in the U.S. utilizes a fee schedule for billing patients, third-party payers and government sponsored programs, including Medicare and Medicaid. Fees billed to government sponsored programs, including Medicare and Medicaid, and fees billed to contracted payers and self pay patients (not covered under other third party payer arrangements) are automatically adjusted to the allowable payment amount at time of billing. In 2009, we updated our billing system to include fee schedules on approximately 85% of all payers and developed a blended rate allowable amount on the remaining payers. As a result of this change in 2009, fees billed to all payers are automatically adjusted to the allowable payment at time of billing.

Insurance information is requested from all patients either at the time the first appointment is scheduled or at the time of service. A copy of the insurance card is scanned into our system at the time of service so that it is readily available to staff during the collection process. Patient demographic information is collected for both our clinical and billing systems.

It is our policy to collect co-payments from the patient at the time of service. Insurance benefit information is obtained and the patient is informed of their deductible and co-payment responsibility prior to the commencement of treatment.

Charges are posted to the billing system by coders in our offices or in our central billing office. After charges are posted, edits are performed, any necessary corrections are made and billing forms are generated, then sent electronically to our clearinghouse whenever electronic submission is possible. Any bills not able to be processed through the clearinghouse are printed and mailed from our print mail service. Statements are automatically generated from our billing system and mailed to the patient on a regular basis for any amounts still outstanding from the patient. Daily, weekly and monthly accounts receivable analysis reports are utilized by staff and management to prioritize accounts for collection purposes, as well as to identify trends and issues. Strategies to respond proactively to these issues are developed at weekly and monthly team meetings. Our write-off process is manual and our process for collecting accounts receivable is dependent on the type of payer as set forth below.

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

Self-Pay Balances

We administer self-pay account balances through our central billing office and our policy is to first attempt to collect these balances although after initial attempts we often send outstanding self-pay patient claims to collection agencies at designated points in the collection process. In some cases monthly payment arrangements are made with patients for the account balance remaining after insurance payments have been applied. These accounts are reviewed monthly to ensure payments continue to be made in a timely manner. Once it has been determined by our staff that the patient is not responding to our collection attempts, a final notice is mailed. This generally occurs more than 120 days after the date of the original bill. If there is no response to our final notice, after 30 days the account is assigned to a collection agency and, as appropriate, recorded as a bad debt and written off. We also have payment arrangements with patients for the self-pay portion due in which monthly payments are made by the patient on a predetermined schedule. Balances under $50 are written off but not sent to the collection agency. All accounts are specifically identified for write-offs and accounts are written off prior to being submitted to the collection agency.

Acquisitions and Developments

The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,		Six Months Ended
	2009	2010	June 30, 2011
Treatment centers at beginning of period	97	97	95
Internally developed	7	2	—
Transitioned to freestanding	1	—	—
Internally (consolidated / closed / sold)	(5)	(5)	(3)
Acquired	—	2	26
Hospital-based / other groups	—	(1)	1
Hospital-based (ended / transitioned)	(3)	—	—

Treatment centers at period end	97	95	119

Number of regions at period end	8	8	9

Number of local markets at period end	28	28	28

In 2009, we internally developed seven new radiation centers, transitioned a hospital based arrangement to a freestanding radiation center, consolidated five radiation centers, ended two hospital-based arrangements and acquired the assets of several physician practices as follows:

In January 2009, we purchased a 33% interest in MDLLC, a joint venture affiliated with the brother and father of Dr. Dosoretz, our Chief Executive Officer, President and a director on the Company’s board of directors, that holds a majority equity interest in, and manages, 26 radiation therapy treatment centers through 16 legal entities in South America, Central America and the Caribbean (which translates into us owning a 19% indirect ownership interest in the underlying radiation therapy treatment centers), and a 19% interest in a joint venture that operates a treatment center in Guatemala for an aggregate of approximately $10.4 million, subject to final determination of the purchase price based on a multiple of historical earnings before interest, taxes and depreciation and amortization. In January 2010, we finalized the amount due for our 33% interest in the joint venture and paid an additional $1.9 million. The transaction was accounted for under the equity method. We also had a four-year call option to purchase the remaining 67% in the MDLLC joint venture in which we purchased a 33% interest, which would result in an ownership interest of approximately 90% in the underlying radiation oncology business located in South America, Central America and the Caribbean, at a price based on a multiple of historical earnings before interest, taxes and depreciation and amortization.

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

On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company consummated these acquisitions for a combined purchase price of approximately $82.1 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of RT Investments’ non-voting preferred equity units and 258,955 units of RT Investments’ class A equity units totaling approximately $16.25 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.05 million to the seller and an estimated contingent earn out payment totaling $2.3 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units.

In June 2011, we entered into an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site in London, Kentucky.

During the first six months of 2011, we acquired the assets of several physician practices in Florida for approximately $189,000. The physician practices provide synergistic clinical services to our patients in the respective markets in which we treat.

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

In July, 2011 we entered into a revised facility management services agreement with an existing provider in Michigan.  The provider will become a subsidiary of a larger medical practice group, in which we will continue the management of the radiation oncology practices in Michigan.  The provider will become a subsidiary of a larger medical group sometime during the fourth quarter of 2011 and is comprised of approximately 200 physicians, including primary care physicians, urologists and medical oncologists.

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

Net Patient Service Revenue and Allowances for Contractual Discounts

We have agreements with third-party payers that provide us payments at amounts different from our established rates. Net patient service revenue is reported at the estimated net realizable amounts due from patients, third-party payers and others for services rendered. Net patient service revenue is recognized as services are provided. Medicare and other governmental programs reimburse physicians based on fee schedules, which are determined by the related government agency. We also have agreements with managed care organizations to provide physician services based on negotiated fee schedules. Accordingly, the revenues reported in our condensed consolidated financial statements are recorded at the amount that is expected to be received.

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

During the six months ended June 30, 2011 and 2010, approximately 49% and 48%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

During the second quarter of 2011, certain of our regions’ patient volume have stabilized in their respective markets.  Although we have had a stabilization of patient volume, we reviewed our anticipated growth expectations in certain of our reporting units and are considering adjusting our expectations for the remainder of the year.  If our previously projected cash flows for these reporting units are not achieved, it may be necessary to revise these estimated cash flows and obtain a valuation analysis and appraisal that will enable us to determine if all or a portion of the recorded goodwill or any portion of other long-lived assets are impaired.  The reporting units affected include California and South West United States (central Arizona and Las Vegas, Nevada) regions. These markets were also affected by the deterioration in the housing market and the continued high unemployment rates, as well as the local economic conditions in the communities we serve.  As of June 30, 2011 California had recorded goodwill of approximately $15.5 million and the South West United States had recorded goodwill of approximately $69.1 million.

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

New Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) which amends “Fair Value Measurements and Disclosures” to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. ASU 2010-06 was effective for us on January 1, 2010, with certain disclosures effective for periods beginning January 1, 2011. The initial adoption of ASU 2010-06 resulted in additional disclosure prospectively in the notes to the condensed financial statements but did not have an impact on our financial position or results of operations.

In August 2010, the FASB issued ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure” (“ASU 2010-23”), which amends ASC 954 to require that cost be used as the measurement basis for charity care disclosure purposes and that cost be identified as the direct and indirect costs of providing the charity care. We have historically measured charity care services by identifying the foregone patients charges associated with the provision of those services. We adopted ASU 2010-23 on January 1, 2011. Our 2011 annual report will measure the cost of charity care services retrospectively by developing a ratio of costs as compared to gross charges and applying the resulting ratio against gross charges associated with charity care patient services.

In August 2010, the FASB issued ASU 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which amends ASC 954 to clarify that a health care entity cannot net insurance recoveries against a related claim liability. Additionally, ASU 2010-24 notes the amount of the claim liability should be determined without consideration of insurance recoveries. ASU 2010-24 is effective for us on January 1, 2011. As a result, on January 1, 2011, we recorded current claims liabilities totaling $2.2 million in other current liabilities; non-current claims liabilities totaling $2.3 million in other non-current liabilities; current claims insurance recoveries totaling $2.2 million in other current assets; and non-current claims insurance recoveries totaling $2.3 million in other non-current assets.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,(ASU 2011-04), which amends the FASB Accounting Standards Codification to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011, and as such we will adopt ASU 2011-04 on January 1, 2012. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements and accompanying notes.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (ASU 2011-05). ASU 2011-05 amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011, and as such we will adopt ASU 2011-05 on January 1, 2012. The pending adoption is not expected to affect our current presentation.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, (ASU 2011-07). ASU 2011-07 amends the FASB Accounting Standards Codification to require health care entities that recognize significant amounts of patient service revenue at the time services are rendered even though they do not assess the patient’s ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts.

ASU 2011-07 is applied retrospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. We are currently evaluating the impact of ASU 2011-07 on our consolidated financial statements. Disclosures relating to ASU 2011-07 are applied prospectively.

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

Interest Rate Swap

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce the interest rate exposure, we entered into an interest rate swap agreement whereby we fixed the interest rate on the notional amount of approximately $290.6 million of our senior secured term loan facility, effective as of June 30, 2008. The rate and maturity of the interest rate swap is 3.67% plus a margin, which is currently 425 basis points, and expires on March 31, 2012. The amount of our senior secured term loan facility subject to the interest rate swap agreement will reduce from $290.6 million to $116.0 million by the end of the term.  At June 30, 2011 and December 31, 2010, the amount of the floating rate senior debt subject to the interest rate swap was $116.0 million and $174.2 million, respectively.

The swap is a derivative and is accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreement, representing the estimated amount that we would pay to a third party assuming our obligations under the interest rate swap agreement terminated at June 30, 2011 and December 31, 2010, was approximately $2.9 million and $5.0 million, respectively.  The estimated fair value of our interest rate swap was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

Since we have the ability to elect different interest rates on the debt at each reset date, and our senior secured credit facility contains certain prepayment provisions, the hedging relationship does not qualify for use of the shortcut method under ASC 815. Therefore, the effectiveness of the hedge relationships are assessed on a quarterly basis during the life of the hedge through regression analysis. The entire change in fair market value is recorded in equity, net of tax, as other comprehensive income / (loss).

In July 2011, we entered into two interest rate swap agreements whereby we fixed the interest rate on the notional amounts totaling approximately $116.0 million of our senior secured term loan facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements are 0.923% plus a margin, which is currently 425 basis points, and expires on December 31, 2013.

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of June 30, 2011, we have interest rate exposure on $157.9 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $1.6 million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact our results of operations.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   On March 18, 2011, we entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods beginning April 1, 2011 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. On June 24, 2011, we entered into a foreign exchange option contract expiring June 29, 2012.  This contract replaced a similar contract entered into on March 18, 2011, which expired on June 30, 2011. Because our Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, the adverse impact on net income from a weakening Argentine peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $0.7 million.  With respect to a strengthening Argentine peso against the U.S. dollar versus inflationary expectations, the estimated favorable impact on net income for an Argentine peso that is 5%, 10% and 15% stronger than inflationary expectations, will be $0.0 million, $0.6 million and $1.2 million to our consolidated results, respectively, which includes the cost of the option contracts.  Under our foreign currency management program, we expect to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, we are targeting to cover approximately 70% of our forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. We do not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. Our current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss on forward currency derivative contracts on the condensed consolidated statements of operations.  For the six months ended June 30, 2011 we incurred a loss of approximately $399,000 relating to the fair market valuation of our foreign currency derivative program.

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

As of June 30, 2011, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  We believe that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As disclosed in our Form 10-Q, on March 1, 2011, we completed the acquisition of all of the outstanding interest in MDLLC, a privately owned radiation oncology business which expands our presence into South America, Central America and the Caribbean.  We are in the process of integrating the acquired business into our overall internal control over financial reporting processes.  Management’s assessment and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2011, shall exclude the internal controls of MDLLC.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

We are involved in certain legal actions and claims that arise in the ordinary course of our business.  We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision.  The specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of June 30, 2011.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K except for the additional risk factor relating to local business risks in different countries and foreign currency risk.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 47%, 44%, 48% and 49% of our net patient service revenue for the years ended December 31 2008, 2009, 2010 and for the six months ended June 30, 2011, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid payment. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. The CMS can change these schedules and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

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

Medicare reimbursement rates for all procedures under Medicare are determined by a formula which takes into account a CF which is updated on an annual basis based on the sustainable growth rate (“SGR”). On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout the year by passing several pieces of legislation.  Additionally, in June 2010, Congress passed a 2.2% increase. The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress passed the Medicare and Medicaid Extenders Act of 2010, which was signed by President Obama on December 15, 2010.  This Act delays until the end of 2011 the scheduled cut.  The proposed Medicare 2012 Physician Fee Schedule, released by CMS on July 1, 2011, would result in a reimbursement decrease of 29.5% as of January 1, 2012.  If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the reimbursement decrease currently scheduled to take effect on January 1, 2012, will have a significant adverse impact on our business.

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

We estimate that approximately 52%, 55%, 51% and 50% of our net patient service revenue for the years ended December 31 2008, 2009, 2010 and for the six months ended June 30, 2011, respectively, was derived from commercial payers such as managed care organizations and private health insurance programs as well as individuals. As of December 31, 2010, we have over 1,600 contracts with commercial payers. These commercial payers generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payer rates are generally higher than government program reimbursement rates, commercial payer rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward certain additional managed care payers or Medicare or Medicaid reimbursements, then our revenue and profitability may decline and our operating margins will be reduced. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts as well as enter into new managed care contracts on terms favorable to us. Any inability to maintain suitable financial arrangements with commercial payers could have a material adverse impact on our business.

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

We are dependent upon the services of our senior management, especially Daniel E. Dosoretz, M.D., our Chief Executive Officer, President and a director on the Company’s board of directors, Daniel H. Galmarini, our Chief Technology Officer, Constantine A. Mantz, M.D., our Chief Medical Officer, Eduardo Fernandez, M.D. Ph.D., Senior Vice President, Physician Management and Alejandro Dosoretz, President and Chief Executive Officer of Medical Developers, LLC. We have entered into executive employment agreements with certain members of our senior management, including Dr. Dosoretz. Because these members of our senior management team have been with us for over 10 years and have contributed greatly to our growth, their services would be very difficult, time consuming and costly to replace. We carry key-man life insurance on Dr. Dosoretz. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave our employ, to compete with us or to reduce their involvement, could have a material adverse effect on our business.

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

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 47%, 44%, 48% and 49% of our net patient service revenue for the years ended December 31 2008, 2009, 2010 and for the six months ended June 30, 2011, respectively, consisted of payments from Medicare and Medicaid programs. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have not been errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

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

Certain states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in California, Massachusetts, Michigan, Nevada, New York and North Carolina, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2008, 2009, 2010, and for the six months ended June 30, 2011, $116.4 million, $122.2 million, $118.4 million and $57.5 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $373.8 million, $395.4 million, $417.5 million and $258.5 million, respectively, from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on any basis, including on the basis of state laws prohibiting the corporate practice of medicine nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

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

A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 69.9% and 69.2% of the total assets on our balance sheet as of June 30, 2011 and December 31, 2010, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.  For the year ended December 31, 2010, we wrote-off approximately $91.2 million in goodwill as a result of our annual impairment test and an additional $2.5 million as a result of closing certain radiation treatment centers.

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

Our Florida treatment centers accounted for approximately 49%, 46%, 45% and 46% of our freestanding radiation revenues in the domestic U.S. during the years ended December 31 2008, 2009, 2010 and for the six months ended June 30, 2011, respectively. Our treatment centers are also concentrated in the states of Michigan and North Carolina, which accounted for approximately 4% and 8%, respectively, of our freestanding radiation revenues for the year ended December 31, 2010. This concentration makes us particularly sensitive to regulatory requirements in those locations, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee-splitting, corporate practice of medicine, anti-trust, licensing and certificates of need, as well as economic and other conditions which could impact us. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our revenue and profitability may decline.

Our treatment centers in Florida and other areas that could be disrupted or damaged by hurricanes.

Florida is susceptible to hurricanes and we currently have 28 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 49%, 46%, 45% and 46% of our freestanding radiation revenues in the domestic U.S. during the years ended December 31 2008, 2009, 2010 and for the six months ended June 30, 2011, respectively. In 2005, 21 of our treatment centers in South Florida were disrupted by Hurricane Wilma which required us to close all of these centers for one business day. Although none of these treatment centers suffered structural damage as a result of the hurricane, their utility services were disrupted. While Hurricane Wilma did not have any long-term impact on our business, our Florida treatment centers and any of our other treatment centers located in other areas that are in the path of a hurricane could be subject to significant hurricane-related disruptions and/or damage in the future and could have an adverse affect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all of our hurricane-related losses.

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

101

The following financial information from Radiation Therapy Services Holdings, Inc. Quarterly Report on Form 10-Q for the period June 30, 2011, filed with the SEC on August 15, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010 (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2011 and 2010 (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (iv) Notes to Interim Condensed Consolidated Financial Statements.

+                                         Management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES HOLDINGS, INC.
Date: August 15, 2011
	By:	/s/	BRYAN J. CAREY
Bryan J. Carey
Senior Vice President and Chief Financial Officer