Form 10-Q
period 2011-09-30
Radiation Therapy Services Holdings, Inc.
filed 2011-11-14
CIK 1503518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to                         .

Commission file number: 333-170812

RADIATION THERAPY SERVICES HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1747745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2270 Colonial Boulevard, Fort Myers, Florida	33907
(Address of Principal Executive Offices)	(Zip Code)

(239) 931-7275

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of November 1, 2011, we had outstanding 1,025 shares of Common Stock, par value $0.01 per share, which are 100% owned by Radiation Therapy Investments, LLC

RADIATION THERAPY SERVICES HOLDINGS, INC.

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($2,202 and $4,981 related to VIEs)	$8,067	$13,977
Accounts receivable, net ($18,929 and $19,670 related to VIEs)	85,474	63,571
Prepaid expenses ($406 and $376 related to VIEs)	6,097	6,969
Inventories ($17 and $17 related to VIEs)	1,474	1,426
Deferred income taxes	2,101	2,276
Other ($895 and $851 related to VIEs)	8,700	3,534

Total current assets	111,913	91,753

Equity investments in joint ventures	365	20,136
Property and equipment, net ($24,606 and $22,069 related to VIEs)	241,001	229,665
Real estate subject to finance obligation	15,818	8,100
Goodwill ($18,879 and $13,190 related to VIEs)	618,309	770,898
Intangible assets, net ($1,384 and $792 related to VIEs)	95,652	85,236
Other assets ($8,305 and $9,159 related to VIEs)	32,504	30,542

Total assets	$1,115,562	$1,236,330

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($3,505 and $3,385 related to VIEs)	$29,504	$21,888
Accrued expenses ($2,632 and $3,127 related to VIEs)	44,870	35,765
Income taxes payable	4,435	5,994
Current portion of long-term debt	10,675	8,780
Current portion of finance obligation	198	53
Other current liabilities	5,070	197

Total current liabilities	94,752	72,677

Long-term debt, less current portion	650,711	590,051
Finance obligation, less current portion	16,166	8,515
Other long-term liabilities ($1,719 and $1,542 related to VIEs)	19,815	15,981
Deferred income taxes	33,183	33,527

Total liabilities	814,627	720,751

Noncontrolling interests - redeemable	7,073	7,371

Commitments and contingencies

Equity:
Common stock, $0.01 par value, 1,025 shares authorized, 1,025 and 1,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	648,443	630,989
Retained deficit	(371,769)	(130,374)
Note receivable from shareholder	(125)	(175)
Accumulated other comprehensive loss, net of tax	(1,380)	(3,391)

Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	275,169	497,049
Noncontrolling interests - nonredeemable	18,693	11,159

Total equity	293,862	508,208

Total liabilities and equity	$1,115,562	$1,236,330

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Net patient service revenue	$154,335	$135,206	$470,305	$400,587
Other revenue	1,931	1,795	4,754	5,853

Total revenues	156,266	137,001	475,059	406,440

Expenses:
Salaries and benefits	77,714	69,908	238,727	205,975
Medical supplies	12,208	10,811	37,863	31,512
Facility rent expenses	8,374	7,058	24,508	19,955
Other operating expenses	8,990	6,974	24,828	20,133
General and administrative expenses	19,209	17,081	58,514	46,438
Depreciation and amortization	13,629	11,561	39,082	34,233
Provision for doubtful accounts	4,621	2,934	12,143	8,387
Interest expense, net	15,454	14,085	45,261	44,603
Loss on sale of assets of a radiation treatment center	—	—	—	1,903
Early extinguishment of debt	—	—	—	10,947
Impairment loss	237,560	—	237,560	—
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—
Foreign currency transaction loss	35	—	34	—
(Gain) loss on forward currency derivative contracts	(232)	—	167	—

Total expenses	397,562	140,412	718,453	424,086

Loss before income taxes	(241,296)	(3,411)	(243,394)	(17,646)
Income tax benefit	(10,969)	(995)	(5,208)	(6,148)

Net loss	(230,327)	(2,416)	(238,186)	(11,498)

Net (income) loss attributable to noncontrolling interests — redeemable and non-redeemable	(702)	84	(3,209)	(1,657)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(231,029)	(2,332)	(241,395)	(13,155)
Other comprehensive income:
Unrealized (loss) gain on derivative interest rate swap agreements and foreign currency translation, net of tax	(112)	148	1,673	813

Comprehensive loss	$(231,141)	$(2,184)	$(239,722)	$(12,342)

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands - unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(238,186)	$(11,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	33,708	28,411
Amortization	5,374	5,822
Deferred rent expense	922	766
Deferred income taxes	(6,299)	(6,150)
Stock-based compensation	1,201	769
Provision for doubtful accounts	12,143	8,387
Loss on the sale of property and equipment	4	583
Loss on sale of assets of a radiation treatment center	—	1,903
Write off of pro-rata debt discount	—	494
Write off of loan costs	—	1,593
Early extinguishment of debt	—	10,947
Impairment loss	237,560	—
Loss on forward currency derivative contracts	167	—
Loss on foreign currency transactions	125	—
Gain on fair value adjustment of previously held equity investment	(234)	—
Amortization of debt discount	630	609
Amortization of loan costs	3,185	2,373
Equity interest in net loss (earnings) of joint ventures	863	(684)
Distribution received from unconsolidated joint ventures	52	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(15,084)	(15,187)
Income taxes payable	(4,638)	(444)
Inventories and other current assets	(1,938)	56
Prepaid expenses	2,273	4,689
Accounts payable	1,854	658
Accrued expenses	6,833	9,642

Net cash provided by operating activities	40,515	43,739
Cash flows from investing activities
Purchases of property and equipment	(31,045)	(37,716)
Acquisition of medical practices	(51,940)	(34,974)
Proceeds from the sale of property and equipment	6	1,399
Repayments from employees	302	420
Contribution of capital to joint venture entities	(299)	(2,984)
Distributions received from joint venture entities	581	64
Proceeds from the sale of equity interest in a joint venture	312	—
Payment of foreign currency derivative contracts	(1,096)	—
Change in other assets and other liabilities	479	(2,840)

Net cash used in investing activities	(82,700)	(76,631)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $625 and $1,950, respectively)	73,927	308,050
Principal repayments of debt	(29,811)	(268,757)
Repayments of finance obligation	(71)	(290)
Payment of call premium on senior subordinated notes	—	(5,250)
Proceeds from equity contribution	3	6
Payments of notes receivable from shareholder	50	50
Proceeds from issuance of noncontrolling interest	—	608
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(3,425)	(2,069)
Consolidation (deconsolidation) of noncontrolling interest	38	(14)
Payments of loan costs	(4,424)	(11,873)

Net cash provided by financing activities	36,287	20,461

Effect of exchange rate changes on cash and cash equivalents	(12)	—
Net decrease in cash and cash equivalents	(5,910)	(12,431)
Cash and cash equivalents, beginning of period	13,977	32,958

Cash and cash equivalents, end of period	$8,067	$20,527

continued

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Supplemental disclosure of non-cash transactions
Recorded noncash contribution of capital by controlling interest holder	$—	$602

Recorded noncash consolidation (deconsolidation) of noncontrolling interest	$96	$(64)

Recorded finance obligation related to real estate projects	$11,288	$564

Recorded derecognition of finance obligation related to real estate projects	$(3,421)	$(69,939)

Recorded noncash purchase of noncontrolling interest in a joint venture	$—	$(474)

Recorded noncash distribution receivable and equity contribution payable from equity investee	$—	$75

Recorded noncash distribution receivable from equity investee	$—	$312

Recorded noncash use of vendor credit	$—	$2,027

Recorded accounts payable related to acceptance and delivery of medical equipment	$2,233	$235

Recorded capital lease obligations related to the purchase of equipment	$598	$—

Recorded issuance of Parent equity units related to the acquisition of medical practices	$16,250	$—

Recorded issuance of senior subordinated notes related to the acquisition of medical practices	$16,047	$—

Recorded earn-out accrual related to the acquisition of medical practices	$2,340	$—

Recorded additional consideration related to the acquisition of medical practices	$561	$—

Recorded noncash dividend declared to noncontrolling interest	$332	$—

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

2.              Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

As of September 30, 2011, the Company was the primary beneficiary of, and therefore consolidated, 25 VIEs, which operate 43 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the nine months ended September 30, 2011 and 2010 approximately 17.9% and 22.3% of the Company’s net patient service revenue, respectively, was generated by professional corporations with which it has administrative services agreements.

As of September 30, 2011, the Company also held equity interests in 6 VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $0.4 million and $20.1 million at September 30, 2011 and December 31, 2010, respectively with ownership interests ranging between 28.5% and 50.0% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

The cost of revenues for the three months ended September 30, 2011 and 2010 are approximately $102.0 million and $90.1 million, respectively.  The cost of revenues for the nine months ended September 30, 2011 and 2010 are approximately $307.9 million and $264.6 million, respectively.

New Pronouncements

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

3. Stock-based compensation

Radiation Therapy Investments, LLC (“RT Investments”) adopted an equity-based incentive plan in February 2008, and authorized for issuance under the plan approximately 1,494,111 units of limited liability company interests consisting of 526,262 Class B Units and 967,849 Class C Units. The units are limited liability company interests and are available for issuance to the Company’s employees. As of September 30, 2011, there were 13,815 Class B Units and 51,040 Class C Units available for future issuance under the plan.

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

The Company recorded approximately $260,000 and $261,000 of stock-based compensation for the three months ended September 30, 2011 and 2010, respectively and $1,201,000 and $769,000 of stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss. The summary of activity under the plan is presented below:

	Class B Units Outstanding	Weighted-Average Grant Date Fair Value	Class C Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2010	265,060	$8.26	836,870	$7.15
Units granted	41,662	5.49	107,748	4.88
Units forfeited	(45,829)	8.67	(129,298)	7.62
Units vested	(128,364)	8.20	—	—
Nonvested balance at end of period September 30, 2011	132,529	$7.31	815,320	$6.77

As of September 30, 2011, there was approximately $0.3 million and $5.1 million of total unrecognized compensation expense related to the Class B Units and Class C Units, respectively. These costs are expected to be recognized over a weighted-average period of 1.3 years for Class B Units. The Class C units will be recognized if Vestar receives a specific return on their investment in the Company upon a liquidation event during the contractual life of the Class C Units.

4.              Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive income (loss) is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company’s foreign currency translation of its operations in South America, Central America and the Caribbean. The impact of the unrealized net gains was an increase of approximately $1,673,000 and $813,000 to total equity for the nine months ended September 30, 2011 and 2010, respectively.

5. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s consolidated balance sheets. The noncontrolling interests are not redeemable at September 30, 2011 and December 31, 2010, and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurrence at September 30, 2011. Accordingly, the noncontrolling interests are measured at their carrying value at September 30, 2011 and December 31, 2010.

The following table presents changes in total equity for the respective periods (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2010	$497,049	$11,159	$508,208	$7,371
Net (loss) income	(241,395)	2,758	(238,637)	451
Other comprehensive income from unrealized gain on interest rate swap agreements	2,419	—	2,419	—
Other comprehensive income from foreign currency translation loss	(746)	(62)	(808)	—
Cash contribution of equity	3	—	3	—
Consolidation of noncontrolling interest	—	96	96	—
Equity issuance related to MDLLC acquisition	16,250	—	16,250	—
Fair value of noncontrolling interest acquired in connection with MDLLC acquisition	—	7,750	7,750	—
Reversal of other comprehensive income of previously held equity investment	338	—	338	—
Stock-based compensation	1,201	—	1,201	—
Payment of note receivable from shareholder	50	—	50	—
Cash distributions	—	(3,008)	(3,008)	(749)

Balance, September 30, 2011	$275,169	$18,693	$293,862	$7,073

Balance, December 31, 2009	$610,298	$11,709	$622,007	$7,294
Net (loss) income	(13,155)	829	(12,326)	828
Other comprehensive income from unrealized gain on interest rate swap agreement	863	—	863	—
Other comprehensive income from share of equity investee	(50)	—	(50)	—
Cash contribution of equity	6	—	6	—
Deconsolidation of noncontrolling interest	—	(78)	(78)	—
Purchase of noncontrolling interest in a joint venture	(474)	474	—	—
Stock-based compensation	769	—	769	—
Payment of note receivable from shareholder	50	—	50	—
Equity contribution in joint venture	—	608	608	—
Cash distributions	—	(1,494)	(1,494)	(575)

Balance, September 30, 2010	$598,307	$12,048	$610,355	$7,547

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

Interest rate swap agreements

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate senior secured credit facility. The interest rate swap agreements are contracts to exchange floating rate interest payments for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized in interest expense in the condensed consolidated statements of operations and comprehensive loss. The related accrued payable is included in other current liabilities at September 30, 2011 and other long term liabilities at December 31, 2010.

On May 27, 2008, the Company entered into an interest rate swap agreement for its $407.0 million of floating rate senior debt governed by the Credit Agreement dated February 21, 2008 (senior secured credit facility). The Company has designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to interest rate risk). The initial notional amount of the swap agreement was $290.6 million with amounts scaling down during various quarters throughout the term of the interest rate swap agreement to $116.0 million. The effect of this agreement is to fix the interest rate exposure to 3.67% plus a margin on $116.0 million of the Company’s senior secured credit facility. The interest rate swap agreement expires on March 31, 2012. At September 30, 2011 and December 31, 2010, the amount of the floating rate senior debt subject to the interest rate swap was $116.0 million and $174.2 million, respectively.

In July 2011, the Company entered into two interest rate swap agreements whereby the Company fixed the interest rate on the notional amounts totaling approximately $116.0 million of the Company’s senior secured term credit facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements are 0.923% plus a margin, which is currently 475 basis points, and expires on December 31, 2013.

The swaps are derivatives and are accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company’s obligations under the interest rate swap agreements terminated at September 30, 2011 and December 31, 2010, was approximately $2.6 million and $5.0 million, respectively, of which $1.8 million is included in other current liabilities and $0.8 million is included in other long term liabilities at September 30, 2011. At December 31, 2010, $5.0 million is included in other long term liabilities in the accompanying condensed consolidated balance sheets.

Since the Company has the ability to elect different interest rates on the debt at each reset date, and the senior secured credit facility contains certain prepayment provisions, the hedging relationships do not qualify for use of the shortcut method under ASC 815. Therefore, the effectiveness of the hedge relationship is assessed on a quarterly basis during the life of the hedge through regression analysis. The entire change in fair market value is recorded in equity, net of tax, as other comprehensive income (loss).

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact the Company’s results from operations.  The Company is exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso.  This exposure relates to the provision of radiation oncology services to patients at the Company’s Latin American operations and purchases of goods and services in foreign currencies.   On March 18, 2011, the Company entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods beginning April 1, 2011 to convert a significant portion of the Company’s forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar.  On September 29, 2011 we entered into a foreign exchange option contract maturing on September 28, 2012 to replace the contract maturing on September 30, 2011. Because the Company’s Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $0.9 million in aggregate at inception of the contracts. Under the Company’s foreign currency management program, the Company expects to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, the Company is targeting to cover approximately 70% of its forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. The Company does not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on forward currency derivative contracts on the condensed consolidated statements of operations and comprehensive loss.  For the nine months ended September 30, 2011 the Company incurred a loss of approximately $167,000 relating to the fair market valuation of its foreign currency derivative program.  The fair value of the foreign currency derivative is recorded in other current assets in the accompanying condensed consolidated balance sheet.  At September 30, 2011, the fair value of the foreign currency derivative was approximately $929,000.

The following represents the current foreign currency derivative agreements as of September 30, 2011 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value

Foreign currency derivative Argentine peso to U.S. dollar	$3,500	December 30, 2011	$171	$101
Foreign currency derivative Argentine peso to U.S. dollar	3,500	March 30, 2012	228	180
Foreign currency derivative Argentine peso to U.S. dollar	3,500	June 29, 2012	193	321
Foreign currency derivative Argentine peso to U.S. dollar	4,250	September 28, 2012	350	327

	$14,750		$942	$929

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

In accordance with ASC 820, the fair value of the 9 7/8% Senior Subordinated Notes due 2017 and Term Loan B portion of the senior secured credit facility (“Term Loan B”) was based on prices quoted from third-party financial institutions. At September 30, 2011, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$347.0 million senior secured credit facility — (Term Loan B portion)	$257,399	$264,253

$360.0 million Senior Subordinated Notes due April 15, 2017	$309,600	$357,878

$16.25 million Senior Subordinated Notes due April 15, 2017	$13,975	$16,066

At December 31, 2010, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$347.0 million senior secured credit facility — (Term Loan B portion)	$258,700	$263,910

$310.0 million Senior Subordinated Notes due April 15, 2017	$305,400	$308,235

As of September 30, 2011 and December 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis including interest rate swap agreements and foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.  The carrying values of the Company’s long-term debt other than Senior Subordinated Notes and Term Loan B approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
(in thousands):	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current liabilities
Interest rate swap	$(1,831)	$—	$(1,831)	$—

Other long-term liabilities
Interest rate swaps	$(767)	$—	$(767)	$—

Other current assets
Foreign currency derivative contracts	$929	$—	$929	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other long-term liabilities
Interest rate swap	$(4,966)	$—	$(4,966)	$—

The estimated fair value of the Company’s interest rate swaps were determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

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

8.  Impairment of goodwill and long-lived assets

As disclosed during the second quarter of 2011, certain of the Company’s regions’ patient volume had stabilized in their respective markets.  Although the Company had a stabilization of patient volume, the Company was reviewing its anticipated growth expectations in certain of the reporting units and was considering whether it was necessary to adjust expectations for the remainder of the year.  During the third quarter of 2011, Company determined that its previously projected cash flows for certain of its reporting units were not likely to be achieved and as a result revised these estimated cash flows and obtained a valuation analysis and appraisal to enable the Company to determine if all or a portion of the recorded goodwill or any portion of other long-lived assets were impaired.  The reporting units affected were affected by the deterioration in the housing market and the continued high unemployment rates, as well as the local economic conditions in the communities the Company serves.

During the third quarter of 2011, the Company completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of its review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 by the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program, on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers.  In performing this test, the Company assessed the implied fair value of its goodwill and intangible assets. It was determined that the implied fair value of goodwill and/or indefinite-lived intangible assets was less than the carrying amount, and as a result the Company recorded an impairment charge. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company’s reporting units, the Company’s management determined that the carrying value of goodwill and trade name  in certain U.S. Domestic markets, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, South West United States (central Arizona and Las Vegas, Nevada), the Florida east coast, Northwest Florida and Southwest Florida regions exceeded their fair value.  Accordingly, the Company recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $234.9 million in the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2011.  Impairment charges relating to goodwill and trade name are summarized as follows:

(in thousands):	North East United States	California	South West United States	Florida east coast	Northwest Florida	Southwest Florida	Total
Goodwill	$13,412	$10,236	$45,127	$32,963	$40,026	$84,751	$226,515
Trade name	$258	$982	$4,049	$—	$969	$2,152	$8,410

The estimated fair value measurements were developed using significant unobservable inputs (Level 3).  For goodwill, the primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each reporting unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows.  In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies.  For trade name intangible assets, management used the income-based relief-from-royalty valuation method in which fair value is the discounted value of forecasted royalty revenues arising from a trade name using a royalty rate that an independent party would pay for use of that trade name.  Assumptions used by management were similar to those that management believes would be used by market participants performing valuations of these regional divisions.   Management’s assumptions were based on analysis of current and expected future economic conditions and the strategic plan for each reporting unit.

The changes in the carrying amount of goodwill are as follows:

(in thousands):	Nine Months Ended September 31, 2011	Year Ended December 31, 2010
Balance, beginning of period
Goodwill	$864,564	$826,641
Accumulated impairment losses	(93,666)	—
Net goodwill, beginning of period	770,898	826,641

Goodwill acquired during the period	74,066	37,923
Impairment	(226,515)	(93,666)
Foreign Currency Translation	(140)	—
Balance, end of period
Goodwill	938,490	864,564
Accumulated impairment losses	(320,181)*	(93,666)
Net goodwill, beginning of period	$618,309	$770,898

* Accumulated impairment losses incurred relate to the U.S. Domestic reporting segment.

In addition to the goodwill and trade name impairment losses noted above, an impairment loss of approximately $2.7 million, reported in impairment loss on the condensed consolidated statements of operations and comprehensive loss, was recognized during the third quarter of 2011 related to the Company’s write-off of its 45% investment interest in a radio-surgery center in Rhode Island due to continued operating  losses since its inception in 2008.  The estimated fair value measurements were developed using significant unobservable inputs (Level 3), including continued operating losses, declining operating cash flow and the limited use of the CyberKnife technology in treating cancer patients.

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

The Company is subject to taxation in the U.S., approximately 22 state jurisdictions and countries throughout Latin America, namely, Argentina, Bolivia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions in which the Company is subject to tax are the U.S., Florida and Argentina.

The Company’s effective rate was 4.5% in the third quarter of fiscal 2011 and 29.2% in the third quarter of fiscal 2010. The change in the effective rate for the third quarter of 2011 compared to the same period of the year prior is primarily the result of reduction of the deferred tax liability on amount of goodwill and trade name impaired, the liability for uncertain tax positions related to state tax amounts settled or effectively settled during the quarter, the valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities which are unable to offset the Company’s deferred tax assets for valuation allowance purposes and the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit from losses that are not more likely than not to be realized.  These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax benefit in the third quarter of fiscal 2011 is primarily due to the impairment of non-taxable goodwill and non-taxable trade name, increase in valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities and foreign tax expense associated with foreign subsidiaries acquired during the current year.

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

The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-US affiliates and associated companies that have been reinvested indefinitely.  The earnings are being reinvested in active non-US business operations and the Company does not intend to repatriate these earnings to fund U.S. operations.  Because of the availability of U.S, foreign tax credits, it is not practicable to determine the U.S income tax liability that would be payable if such earnings were not reinvested indefinitely. For a summary of international operations see Footnote 13.

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

In prior periods, the Company held a 33% interest in Medical Developers and on March 1, 2011, the Company purchased the remaining 67% interest in Medical Developers, LLC (“MDLLC”) from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The acquisition of the remaining interests expands the Company’s presence into a new regional division. The Company consummated these acquisitions for a combined purchase price of approximately $82.7 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of RT Investments’ non-voting preferred equity units and 258,955 units of RT Investments’ class A equity units totaling approximately $16.25 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.05 million to the seller, an estimated contingent earn out payment totaling $2.3 million, and issuance of real estate located in Costa Rica totaling $0.6 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. The Company estimates the potential range of earn out payments to be, on an undiscounted basis, between $0 and $7.35 million, however the earn out payment is potentially unlimited. The Company utilized the income and market approaches as well as the option pricing allocation methodology to value the equity units issued as consideration.

The preliminary allocation of the purchase price as follows:

Cash	$47,500
Seller financing note	16,047
Company’s issuance of equity	16,250
Contingent earn-out	2,340
Issuance of real estate	561
Total consideration transferred	82,698
Net identifiable assets acquired	14,321
Goodwill	$68,377

The following table summarizes the allocation of the aggregate preliminary purchase price of MDLLC, including assumed liabilities (in thousands):

Fair value of net assets acquired:
Cash and cash equivalents	$5,396
Accounts receivable, net	18,892
Prepaid expenses	269
Other noncurrent assets	85
Property and equipment	8,479
Intangible assets	23,600
Accounts payable	(3,352)
Accrued expenses	(2,114)
Current portion of long-term debt	(422)
Income taxes payable	(3,048)
Other current liabilities	(580)
Long-term debt, less current portion	(686)
Deferred income taxes	(6,181)
Previously held equity interest	(16,150)
Other long-term liabilities	(2,117)
Noncontrolling interests - nonredeemable	(7,750)
Net identifiable assets acquired	$14,321

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

The Company acquired noncontrolling interests totaling approximately $7.75 million as of the acquisition date. The Company valued the noncontrolling interests using the discounted cash flow method, a derivation of the income approach, which considered a number of factors such as the MDLLC’s performance projections, MDLLC’s cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability.  The hospital contractual arrangements have varying expiration dates through February 1, 2020.  The weighted-average period prior to the next renewal period is 4.3 years as of September 30, 2011. The Company expects to renew the hospital contractual arrangements when they are eligible for renewal.

Net identifiable assets includes the following preliminary intangible assets:

Trade name (indefinite life)	$1,750
Non-compete agreement (5 year life)	2,000
Hospital contract arrangements (18.5 year life)	19,850
$23,600

The Company valued the trade name using the relief from royalty method, a derivation of the income approach that estimates the benefit of owning the trade name rather than paying royalties for the right to use a comparable asset. The Company considered a number of factors to value the trade name, including MDLLC’s performance projections, royalty rates, discount rates, strength of competition, and income tax rates.

The Company valued the non-compete agreement using the discounted cash flow method, a derivation of the income approach that evaluates the difference in the sum of MDLLC’s present value of cash flows of two scenarios: (1) with the non-compete in place and (2) without the non-compete in place. The Company considered various factors in determining the non-compete value including MDLLC’s performance projections, probability of competition, income tax rates, and discount rates.

The Company valued the hospital contract arrangements using the excess earnings method, which is a form of the income approach. This method includes projecting MDLLC’s revenues and expenses attributable to the existing hospital contract arrangements, and then subtracts the required return on MDLLC’s net tangible assets and any intangible assets used in the business in order to determine any residual excess earnings attributable to the hospital contract arrangements. The after tax excess earnings are then discounted to present value using an appropriate risk adjusted rate of return.

The weighted-average amortization period for the acquired amortizable intangible assets as of September 30, 2011 is approximately 18.1 years. Total amortization expense recognized for the acquired amortizable intangible assets totaled approximately $0.9 million for the nine months ended September 30, 2011.

Estimated future amortization expense for the acquired amortizable intangible assets is as follows (in thousands):

2011	$368
2012	1,473
2013	1,473
2014	1,473
2015	1,473
2016	1,140

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $68.4 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company’s international geographic segment. The preliminary purchase price allocation is subject to revision as the Company obtains additional information, including the finalization of the earn-out valuation, final valuation of the consideration of equity and valuation of the intangibles and tangible assets by a third party valuation consulting firm, the completion of the audit of MDLLC financial statements as of the acquisition date and the final allocation of the purchase price to the respective operating entities in order to calculate deferred tax accounts.

During the three months and nine months ended September 30, 2011, the Company recorded $17.7 million and $39.6 million, respectively of net patient service revenue and reported net income of $0.3 million and $0.9 million in connection with the MDLLC and Clinica de Radioterapia Cancer Center, P.A. acquisitions.

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

	Three months ended	Nine months ended
	September 30,	September 30,
(in thousands):	2010	2011	2010

Pro forma total revenues	$151,170	$485,240	$449,695

Pro forma net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(1,598)	(240,542)	(9,962)

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective dates of each acquisition.

As of September 30, 2011, Medical Developers LLC had approximately 590 employees, 289 of whom are covered by a collective bargaining agreement with the Health Care Providers union corresponding to the agreement N° 108/75.  The agreement does not have a fixed term, although payment increase is negotiated every year by the labor union.

Cash at September 30, 2011 contributed by the Company’s foreign subsidiaries was $4.3 million.  The Company considers these cash flows to be permanently invested in the Company’s foreign subsidiaries and therefore does not anticipate repatriating any excess cash flows to the U.S.  The Company anticipates it can adequately fund its domestic operations from cash flows generated solely from the U.S. business.

11. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
$347.0 million senior secured credit facility — (Term Loan B) portion with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2014	$264,253	$263,910

$34.9 million senior secured credit facility (non-extended revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2013	—	8,500

$90.1 million senior secured credit facility (extended revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2014	—	—

$360.0 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9.875%	357,878	308,235

$16.25 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9.875%	16,066	—

$1.0 million various other notes payable with average interest rate of 11.2% due through August 2019	1,015	—

Capital leases payable with various monthly payments plus interest at rates ranging from 4.5% to 9.1%, due at various maturity dates through June 2019	22,174	18,186

	661,386	598,831
Less current portion	(10,675)	(8,780)

	$650,711	$590,051

The Term Loan B initially bears interest either at LIBOR plus a spread of 475 basis points or a specified base rate plus a spread of 375 basis points and matures on February 21, 2014.

The non-extended revolving credit portion of the senior secured credit facility (“Non-extended Revolver”) will mature on February 21, 2013. The Non-extended Revolver bears interest either at LIBOR plus a spread ranging from 350 to 425 basis points or a specified base rate plus a spread ranging from 250 to 325 basis points, with the exact spread determined upon the basis of the Company’s leverage ratio, as defined. The extended revolving credit portion of the senior secured credit facility (“Extended Revolver”) will mature on February 21, 2014. The Extended Revolver bears interest either at LIBOR plus a spread ranging from 400 to 475 basis points or a specified base rate plus a spread ranging from 300 to 375 basis points, with the exact spread determined upon the basis of the Company’s leverage ratio, as defined. The Company is required to pay a quarterly unused commitment fee at a rate ranging from 37.5 to 50.0 basis points on the Revolver determined upon the basis of its leverage ratio, as defined.

The senior secured credit facility is secured by a pledge of substantially all of the Company’s tangible and intangible assets and includes a number of restrictive covenants including limitations on leverage, capital and acquisitions expenditures and a requirement to maintain a minimum ratio of cash flow to interest. Under the terms of the Company’s senior secured credit facility, borrowings under the Non-extended and Extended Revolvers are based on minimum incremental amounts of not less than $0.5 million for base rate loans and not less than $1.0 million for LIBOR rate loans.

The senior secured credit facility requires the Company to make mandatory prepayments of outstanding borrowings under certain circumstances. Mandatory prepayments include prepayments of the Term Loan B from proceeds from asset dispositions if not reinvested within a certain period of time and debt and equity issuances, limited to a percentage of the proceeds and/or an excess amount above a dollar threshold. The Company is required to prepay the Term Loan B based on certain excess cash flow requirements ranging from 25% to 50% based on the Company’s leverage ratio. To date the Company has not been required to make such prepayments. The senior secured credit facility also requires the Company to comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, and dividends. At September 30, 2011, the Company is in compliance with all covenants.

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

On September 29, 2011, the Company amended its senior secured credit facility. Under the terms of the amendment, the definition of Applicable Margin was modified to increase the rate on both the senior secured term loan and extended revolving loans under the revolving credit facility provided for under the senior secured credit facility by 50 basis points.  Both the senior secured term loan and amounts borrowed under the revolving credit facility will now bear interest based (i) with respect to extended revolving loans and the senior secured term loans, on either (A) LIBOR plus a spread of 475 basis points, or (B) the ABR plus a spread of 375 basis points, and (ii) with respect to non-extended revolving loans, on either (A) LIBOR plus a spread of 425 basis points, or (B) the ABR plus a spread of 325 basis points, in each case depending on whether the Company elects Eurodollar loans or ABR loans, respectively.  The amendment also extended the revolving credit facility maturity by one year solely for the extended revolving loans, such that they will mature on February 21, 2014, whereas the non-extended revolving loans will continue to mature on February 21, 2013.

The amendment modified the financial covenant levels, including to modify  (x) the total leverage ratio to 6.00 to 1.00 for the Company’s fiscal quarters ending  September 30, 2011 and  December 31, 2011, decreasing  thereafter as specified therein, and (y) the consolidated interest coverage ratio  to 2.00 to 1.00 for the Company’s fiscal quarters ending  March 31, 2011 through June 30, 2012 and  increasing thereafter as specified therein.

The senior secured credit facility requires that the Company comply with certain financial covenants, including:

	Requirement at September 30, 2011	Level at September 30, 2011

Maximum permitted consolidated leverage ratio	<6.00 to 1.00	5.11 to 1.00

Minimum permitted consolidated interest coverage ratio	>2.00 to 1.00	2.27 to 1.00

The maximum permitted consolidated leverage ratio required is <5.25 to 1.00 through June 30, 2011, <6.00 to 1.00 from July 1, 2011 through December 31, 2011, <5.75 to 1.00 from January 1, 2012 to June 30, 2012, <5.50 to 1.00 from July 1, 2012 to June 30, 2013 and <5.25 to 1.00 thereafter.

The minimum permitted consolidated interest coverage ratio required is >2.00 to 1.00 through June 30, 2012, >2.05 to 1.00 from July 1, 2012 through December 31, 2012, >2.10 to 1.00 from January 1, 2013 to June 30, 2013 and >2.20 to 1.00 thereafter.

The amendment also made several modifications to the permitted investments baskets, the permitted indebtedness baskets and several definitions in the senior secured credit facility.

On September 30, 2011, the Company entered into an incremental amendment (the “Incremental Amendment”) with Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders and SunTrust Bank, as incremental lender.  The Incremental Amendment amends the senior secured credit facility.  Under the terms of the Incremental Amendment, SunTrust Bank agreed to lend an aggregate amount up to $50 million to the Company, which will be used for general corporate purposes.

The senior secured credit facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of September 30, 2011.

In August 2011, the Company entered into a lease line of credit with a financial institution for the purpose of obtaining financing for medical equipment purchases in the commitment amount of $12.5 million.  The commitment, subject to various restrictions, is scheduled to be available through November 2011. As of September 30, 2011 the Company had approximately $8.0 million available under the lease line of credit.

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

13. Segment and geographic information

The Company operates in one line of business, which is operating physician group practices. As of March 1, 2011, due to the acquisition of MDLLC and Clinica de Radioterapia La Asuncion S.A., the Company’s operations are structured into two geographically organized groups: the Domestic U.S. includes 94 treatment centers and International includes 27 treatment centers. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities.

Financial information by geographic segment is as follows (in thousands):

	Three Months ended September 30,	Nine Months ended September 30,
	2011	2011

Total revenues:
U.S Domestic	$138,436	$435,007
International	17,830	40,052
Total	$156,266	$475,059

Facility gross profit:
U.S. Domestic	$44,319	$144,412
International	9,971	22,751
Total	$54,290	$167,163

Depreciation and amortization:
U.S. Domestic	$12,901	$37,402
International	728	1,680
Total	$13,629	$39,082

September 30, 2011
Total assets:
U.S. Domestic	$985,618
International	129,944
Total	$1,115,562

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$622,982
International	90,979
Total	$713,961

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended September 30, 2011	Nine Months ended September 30, 2011
Facility gross profit	$54,290	$167,163
Less:
General and administrative expenses	19,209	58,514
General and administrative salaries	16,065	49,136
General and administrative depreciation and amortization	2,874	7,976
Provision for doubtful accounts	4,621	12,143
Interest expense, net	15,454	45,261
Loss on sale of assets of a radiation center	—	—
Early extinguishment of debt	—	—
Impairment loss	237,560	237,560
Gain on fair value adjustment of previously held equity investment	—	(234)
Foreign currency transaction loss	35	34
(Gain) loss on forward currency derivative contracts	(232)	167
Loss before income taxes	$(241,296)	$(243,394)

14. Subsequent event

On November 4, 2011, the Company purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. The combined purchase price of the ownership interests totals approximately $8.3 million, comprised of $2.1 million in cash, seller financing totaling approximately $4.3 million payable over 24 monthly installments, commencing January 2012, assumed debt totaling approximately $0.5 million, and a purchase option totaling approximately $1.4 million. The acquisition of these operating treatment centers expands the Company’s presence in its international markets.

15. Supplemental Consolidating Financial Information

Radiation Therapy Services, Inc. (RTS) payment obligations under the senior secured credit facility and senior subordinated notes are guaranteed by Parent and certain domestic subsidiaries of RTS (Subsidiary Guarantors and, collectively with Parent, the “Guarantors”). The consolidated joint ventures and professional corporations of the Company are non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Parent, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Parent and RTS and subsidiary guarantors using the equity method of accounting.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2011

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$277	$70	$830	$6,890	$—	$8,067
Accounts receivable, net	—	—	45,352	40,122	—	85,474
Intercompany receivables	—	—	116,644	—	(116,644)	—
Prepaid expenses	—	32	5,125	940	—	6,097
Inventories	—	—	1,467	7	—	1,474
Deferred income taxes	(517)	1,553	1,240	(175)	—	2,101
Other	3	928	6,874	895	—	8,700
Total current assets	(237)	2,583	177,532	48,679	(116,644)	111,913
Equity investments in joint ventures	274,408	925,198	131,172	42	(1,330,455)	365
Property and equipment, net	—	—	206,177	34,824	—	241,001
Real estate subject to finance obligation	—	—	15,818	—	—	15,818
Goodwill	—	104,054	428,193	86,062	—	618,309
Intangible assets, net	—	12,640	59,204	23,808	—	95,652
Other assets	—	18,202	5,974	8,328	—	32,504
Intercompany note receivable	—	—	—	2,000	(2,000)	—
Total assets	$274,171	$1,062,677	$1,024,070	$203,743	$(1,449,099)	$1,115,562
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$734	$22,872	$5,898	$—	$29,504
Intercompany payables	783	103,904	—	11,907	(116,594)	—
Accrued expenses	—	17,105	22,052	5,713	—	44,870
Income taxes payable	442	(4,142)	6,414	1,121	600	4,435
Current portion of long-term debt	—	—	10,294	381	—	10,675
Current portion of finance obligation	—	—	198	—	—	198
Other current liabilities	—	1,831	2,927	312	—	5,070
Total current liabilities	1,225	119,432	64,757	25,332	(115,994)	94,752
Long-term debt, less current portion	—	638,198	11,879	634	—	650,711
Finance obligation, less current portion	—	—	16,166	—	—	16,166
Other long-term liabilities	—	767	13,273	5,775	—	19,815
Deferred income taxes	(2,223)	29,872	(221)	6,180	(425)	33,183
Intercompany note payable	—	—	2,000	—	(2,000)	—
Total liabilities	(998)	788,269	107,854	37,921	(118,419)	814,627
Noncontrolling interests—redeemable	—	—	—	—	7,073	7,073
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	275,169	274,408	916,216	165,822	(1,356,446)	275,169
Noncontrolling interests—nonredeemable	—	—	—	—	18,693	18,693
Total equity	275,169	274,408	916,216	165,822	(1,337,753)	293,862
Total liabilities and equity	$274,171	$1,062,677	$1,024,070	$203,743	$(1,449,099)	$1,115,562

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2011

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$102,922	$51,413	$—	$154,335
Other revenue	—	—	2,061	208	—	2,269
(Loss) income from equity investment	(230,881)	(217,080)	451	(13)	447,185	(338)
Intercompany revenue	—	195	19,946	—	(20,141)	—
Total revenues	(230,881)	(216,885)	125,380	51,608	427,044	156,266
Expenses:
Salaries and benefits	260	—	61,240	16,214	—	77,714
Medical supplies	—	—	10,795	1,413	—	12,208
Facility rent expenses	—	—	7,252	1,122	—	8,374
Other operating expenses	—	—	6,151	2,839	—	8,990
General and administrative expenses	1	393	15,920	2,895	—	19,209
Depreciation and amortization	—	—	11,912	1,717	—	13,629
Provision for doubtful accounts	—	—	3,805	816	—	4,621
Interest expense, net	(2)	14,865	660	(69)	—	15,454
Impairment loss	—	—	237,560	—	—	237,560
Foreign currency transaction loss	—	—	—	35	—	35
Gain on forward currency derivative contracts	—	(232)	—	—	—	(232)
Intercompany expenses	—	—	—	20,141	(20,141)	—
Total expenses	259	15,026	355,295	47,123	(20,141)	397,562
(Loss) income before income taxes	(231,140)	(231,911)	(229,915)	4,485	447,185	(241,296)
Income tax expense (benefit)	—	(712)	(12,580)	2,323	—	(10,969)
Net (loss) income	(231,140)	(231,199)	(217,335)	2,162	447,185	(230,327)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(702)	(702)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(231,140)	$(231,199)	$(217,335)	$2,162	$446,483	$(231,029)

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$324,678	$145,627	$—	$470,305
Other revenue	—	—	5,149	468	—	5,617
(Loss) income from equity investment	(238,521)	(195,790)	5,204	(6)	428,250	(863)
Intercompany revenue	—	546	59,215	—	(59,761)	—
Total revenues	(238,521)	(195,244)	394,246	146,089	368,489	475,059
Expenses:
Salaries and benefits	1,200	—	194,188	43,339	—	238,727
Medical supplies	—	—	34,379	3,484	—	37,863
Facility rent expenses	—	—	21,469	3,039	—	24,508
Other operating expenses	—	—	17,961	6,867	—	24,828
General and administrative expenses	6	1,206	49,939	7,363	—	58,514
Depreciation and amortization	—	—	34,663	4,419	—	39,082
Provision for doubtful accounts	—	—	8,293	3,850	—	12,143
Interest expense, net	(5)	43,754	1,787	(275)	—	45,261
Impairment loss	—	—	237,560	—	—	237,560
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Foreign currency transaction loss	—	—	—	34	—	34
Loss on forward currency derivative contracts	—	167	—	—	—	167
Intercompany expenses	—	—	—	59,761	(59,761)	—
Total expenses	1,201	45,127	600,005	131,881	(59,761)	718,453
(Loss) income before income taxes	(239,722)	(240,371)	(205,759)	14,208	428,250	(243,394)
Income tax expense	—	568	(9,810)	4,034	—	(5,208)
Net (loss) income	(239,722)	(240,939)	(195,949)	10,174	428,250	(238,186)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(3,209)	(3,209)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(239,722)	$(240,939)	$(195,949)	$10,174	$425,041	$(241,395)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(239,722)	$(240,939)	$(195,949)	$10,174	$428,250	$(238,186)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	30,156	3,552	—	33,708
Amortization	—	—	4,507	867	—	5,374
Deferred rent expense	—	—	738	184	—	922
Deferred income taxes	—	62	(6,869)	509	(1)	(6,299)
Stock-based compensation	1,201	—	—	—	—	1,201
Provision for doubtful accounts	—	—	8,293	3,850	—	12,143
Loss on the sale of property and equipment	—	—	4	—	—	4
Impairment loss	—	—	237,560	—	—	237,560
Loss on forward currency derivative contracts	—	167	—	—	—	167
Loss on foreign currency transactions	—	—	—	125	—	125
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Amortization of debt discount	—	630	—	—	—	630
Amortization of loan costs	—	3,185	—	—	—	3,185
Equity interest in net loss (earnings) of joint ventures	238,521	195,790	(5,204)	6	(428,250)	863
Distribution received from unconsolidated joint ventures	—	—	52	—	—	52
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(9,744)	(5,340)	—	(15,084)
Income taxes payable	—	(162)	(2,991)	(1,487)	2	(4,638)
Inventories and other current assets	—	—	(1,893)	(45)	—	(1,938)
Prepaid expenses	—	13	2,208	52	—	2,273
Intercompany payable / receivable	(59)	51,161	(52,143)	1,042	(1)	—
Accounts payable	—	110	3,190	(1,446)	—	1,854
Accrued expenses	—	10,727	(4,403)	509	—	6,833
Net cash (used in) provided by operating activities	(59)	20,744	7,278	12,552	—	40,515
Cash flows from investing activities
Purchases of property and equipment	—	—	(26,364)	(4,681)	—	(31,045)
Acquisition of medical practices	—	—	(57,335)	5,395	—	(51,940)
Proceeds from the sale of property and equipment	—	—	6	—	—	6
Repayments from (loans to) employees	—	—	357	(55)	—	302
Intercompany notes to / from affiliates	—	—	2,000	(2,000)	—	—
Contribution of capital to joint venture entities	—	(57,147)	(299)	—	57,147	(299)
Distributions received from joint venture entities	—	1,038	5,364	—	(5,821)	581
Proceeds from sale of equity interest in a joint venture	—	—	312	—	—	312
Payment of foreign currency derivative contracts	—	(1,096)	—	—	—	(1,096)
Change in other assets and other liabilities	4	(1)	482	(6)	—	479
Net cash provided by (used in) investing activities	4	(57,206)	(75,477)	(1,347)	51,326	(82,700)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $625)	—	62,376	11,174	377	—	73,927
Principal repayments of debt	—	(21,500)	(7,858)	(453)	—	(29,811)
Repayments of finance obligation	—	—	(71)	—	—	(71)
Proceeds from equity contribution	3	—	57,147	—	(57,147)	3
Payments of notes receivable from shareholder	50	—	—	—	—	50
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(3,425)	(3,425)
Consolidation of noncontrolling interest	—	—	—	38	—	38
Payments of loan costs	—	(4,424)	—	—	—	(4,424)
Cash distributions to shareholders	—	—	—	(9,246)	9,246	—
Net cash provided by (used in) financing activities	53	36,452	60,392	(9,284)	(51,326)	36,287
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(12)	—	(12)
Net (decrease) increase in cash and cash equivalents	(2)	(10)	(7,807)	1,909	—	(5,910)
Cash and cash equivalents, beginning of period	279	80	8,637	4,981	—	13,977
Cash and cash equivalents, end of period	$277	$70	$830	$6,890	$—	$8,067

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 31, 2010

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$279	$80	$8,637	$4,981	$—	$13,977
Accounts receivable, net	—	—	43,901	19,670	—	63,571
Intercompany receivables	—	—	71,519	—	(71,519)	—
Income taxes receivable	—	—	—	—	—	—
Prepaid expenses	—	45	6,549	375	—	6,969
Inventories	—	—	1,410	16	—	1,426
Deferred income taxes	(517)	1,553	1,240	—	—	2,276
Other	7	—	2,676	851	—	3,534
Total current assets	(231)	1,678	135,932	25,893	(71,519)	91,753
Equity investments in joint ventures	496,340	1,028,910	44,011	—	(1,549,125)	20,136
Property and equipment, net	—	—	207,250	22,415	—	229,665
Real estate subject to finance obligation	—	—	8,100	—	—	8,100
Goodwill	—	114,064	644,699	12,135	—	770,898
Intangible assets, net	—	12,978	71,783	475	—	85,236
Other assets	—	16,963	4,420	9,159	—	30,542
Intercompany note receivable	—	—	—	—	—	—
Total assets	$496,109	$1,174,593	$1,116,195	$70,077	$(1,620,644)	$1,236,330

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$624	$17,880	$3,384	$—	$21,888
Intercompany payables	841	59,758	—	11,037	(71,636)	—
Accrued expenses	—	6,378	26,260	3,127	—	35,765
Income taxes payable	442	(3,980)	9,405	(471)	598	5,994
Current portion of long-term debt	—	—	8,780	—	—	8,780
Current portion of finance obligation	—	—	53	—	—	53
Other current liabilities	—	—	197	—	—	197
Total current liabilities	1,283	62,780	62,575	17,077	(71,038)	72,677
Long-term debt, less current portion	—	580,645	9,406	—	—	590,051
Finance obligation, less current portion	—	—	8,515	—	—	8,515
Other long-term liabilities	—	4,966	10,002	1,013	—	15,981
Deferred income taxes	(2,223)	29,862	6,648	(335)	(425)	33,527
Intercompany note payable	—	—	—	—	—	—
Total liabilities	(940)	678,253	97,146	17,755	(71,463)	720,751
Noncontrolling interests—redeemable	—	—	—	—	7,371	7,371
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	497,049	496,340	1,019,049	52,322	(1,567,711)	497,049
Noncontrolling interests—nonredeemable	—	—	—	—	11,159	11,159
Total equity	497,049	496,340	1,019,049	52,322	(1,556,552)	508,208
Total liabilities and equity	$496,109	$1,174,593	$1,116,195	$70,077	$(1,620,644)	$1,236,330

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2010

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

Revenues:
Net patient service revenue	$—	$—	$98,291	$36,915	$—	$135,206
Other revenue	—	—	1,458	11	—	1,469
(Loss) income from equity investment	(1,924)	8,678	1,219	—	(7,647)	326
Intercompany revenue	—	179	21,390	—	(21,569)	—

Total revenues	(1,924)	8,857	122,358	36,926	(29,216)	137,001

Expenses:
Salaries and benefits	261	—	60,790	8,857	—	69,908
Medical supplies	—	—	10,176	635	—	10,811
Facility rent expenses	—	—	6,365	693	—	7,058
Other operating expenses	—	—	6,138	836	—	6,974
General and administrative expenses	1	999	15,247	834	—	17,081
Depreciation and amortization	—	—	10,685	876	—	11,561
Provision for doubtful accounts	—	—	1,255	1,679	—	2,934
Interest expense, net	(2)	13,622	577	(112)	—	14,085
Intercompany expenses	—	—	—	21,569	(21,569)	—

Total expenses	260	14,621	111,233	35,867	(21,569)	140,412

(Loss) income before income taxes	(2,184)	(5,764)	11,125	1,059	(7,647)	(3,411)
Income tax (benefit) expense	—	(3,681)	2,692	(6)	—	(995)

Net (loss) income	(2,184)	(2,083)	8,433	1,065	(7,647)	(2,416)

Net loss attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	84	84

Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(2,184)	$(2,083)	$8,433	$1,065	$(7,563)	$(2,332)

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2010

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

Revenues:
Net patient service revenue	$—	$—	$291,961	$108,626	$—	$400,587
Other revenue	—	—	4,519	650	—	5,169
(Loss) income from equity investment	(11,578)	30,914	3,105	—	(21,757)	684
Intercompany revenue	—	579	62,513	—	(63,092)	—

Total revenues	(11,578)	31,493	362,098	109,276	(84,849)	406,440

Expenses:
Salaries and benefits	769	—	177,699	27,507	—	205,975
Medical supplies	—	—	29,788	1,724	—	31,512
Facility rent expenses	—	—	17,931	2,024	—	19,955
Other operating expenses	—	—	17,796	2,337	—	20,133
General and administrative expenses	1	1,804	41,933	2,700	—	46,438
Depreciation and amortization	—	—	31,645	2,588	—	34,233
Provision for doubtful accounts	—	—	5,418	2,969	—	8,387
Interest expense, net	(6)	41,510	3,418	(319)	—	44,603
Loss on sale of assets of a radiation treatment center	—	—	1,903	—	—	1,903
Early extinguishment of debt	—	10,947	—	—	—	10,947
Intercompany expenses	—	—	—	63,092	(63,092)	—

Total expenses	764	54,261	327,531	104,622	(63,092)	424,086

(Loss) income before income taxes	(12,342)	(22,768)	34,567	4,654	(21,757)	(17,646)
Income tax (benefit) expense	—	(10,327)	4,195	(16)	—	(6,148)

Net (loss) income	(12,342)	(12,441)	30,372	4,670	(21,757)	(11,498)

Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,657)	(1,657)

Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(12,342)	$(12,441)	$30,372	$4,670	$(23,414)	$(13,155)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2010

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net (loss) income	$(12,342)	$(12,441)	$30,372	$4,670	$(21,757)	$(11,498)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	25,872	2,539	—	28,411
Amortization	—	—	5,773	49	—	5,822
Deferred rent expense	—	—	550	216	—	766
Deferred income taxes	—	1,990	(8,140)	—	—	(6,150)
Stock-based compensation	769	—	—	—	—	769
Provision for doubtful accounts	—	—	5,418	2,969	—	8,387
Loss on the sale of property and equipment	—	—	583	—	—	583
Loss on sale of assets of a radiation treatment center	—	—	1,903	—	—	1,903
Write off of pro-rata debt discount	—	494	—	—	—	494
Write off of loan costs	—	1,593	—	—	—	1,593
Early extinguishment of debt	—	10,947	—	—	—	10,947
Amortization of debt discount	—	609	—	—	—	609
Amortization of loan costs	—	2,373	—	—	—	2,373
Equity interest in net loss (earnings) of joint ventures	11,578	(30,914)	(3,105)	—	21,757	(684)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(12,968)	(2,219)	—	(15,187)
Income taxes receivable	—	(12,167)	11,943	(220)	—	(444)
Inventories and other current assets	—	—	53	3	—	56
Prepaid expenses	—	27	4,597	65	—	4,689
Intercompany payable / receivable	—	(4,679)	5,633	(954)	—	—
Accounts payable	—	(245)	1,292	(389)	—	658
Accrued expenses	—	2,829	6,962	(154)	5	9,642

Net cash provided by (used in) operating activities	5	(39,584)	76,738	6,575	5	43,739
Cash flows from investing activities
Purchases of property and equipment	—	—	(37,201)	(515)	—	(37,716)
Acquisition of radiation centers	—	—	(34,974)	—	—	(34,974)
Proceeds from the sale of property and equipment	—	—	1,399	—	—	1,399
Repayments from (loans to) employees	—	—	420	—	—	420
Intercompany notes to / from affiliates	—	470	—	(470)	—	—
Contribution of capital to joint venture entities	—	—	(2,984)	—	—	(2,984)
Proceeds from sale of equity interest in joint venture	—	—	300	308	(608)	—
Distributions received from joint venture	—	871	2,704	—	(3,511)	64
Change in other assets and other liabilities	3	(1,987)	(868)	17	(5)	(2,840)

Net cash provided by (used in) investing activities	3	(646)	(71,204)	(660)	(4,124)	(76,631)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $1,950)	—	308,050	—	—	—	308,050
Principal repayments of debt	—	(260,668)	(8,089)	—	—	(268,757)
Repayments of finance obligation	—		(290)	—	—	(290)
Payment of call premium on senior subordinated notes	—	(5,250)	—	—	—	(5,250)
Proceeds from equity contribution	6	—	—	—	—	6
Payments of notes receivable from shareholder	50	—	—	—	—	50
Proceeds from issuance of noncontrolling interest	—	—	—	—	608	608
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	—	—	—	—	(2,069)	(2,069)
Deconsolidation of noncontrolling interest	—	—	—	(14)	—	(14)
Payments of loan costs	—	(11,873)	—	—	—	(11,873)
Cash distributions to shareholders	—	—	—	(5,580)	5,580	—

Net cash provided by (used in) financing activities	56	30,259	(8,379)	(5,594)	4,119	20,461

Net increase (decrease) in cash and cash equivalents	64	(9,971)	(2,845)	321	—	(12,431)
Cash and cash equivalents, beginning of period	65	14,314	12,847	5,732	—	32,958

Cash and cash equivalents, end of period	$129	$4,343	$10,002	$6,053	$—	$20,527

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

Overview

We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation, Intensity Modulated Radiation Therapy (“IMRT”), as well as newer, more technologically-advanced procedures. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and, as of September 30, 2011 we provided radiation therapy services in 121 treatment centers. Most of our treatment centers are strategically clustered into 28 local markets in 16 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia and 26 treatment centers are operated in South America, Central America and the Caribbean and one center located in India.  Of these 121 treatment centers, 38 treatment centers were internally developed, 74 were acquired and nine involve hospital-based treatment centers and other groups. We have continued to expand our affiliation with physician specialties in closely related areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

On October 19, 2007, our wholly owned subsidiary, RTS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). Upon completion of the Merger, each share of RTS’s common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments’ management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the “Closing”). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar Capital Partners, Inc. and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. At September 30, 2011, Vestar and its affiliates currently control approximately 81% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS’s common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (Class B and C non-voting equity units) from an equity pool representing up to 13% of the common equity value of RT Investments, which as of September 30, 2011 was 12.1%. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments.

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the nine months ended September 30, 2011 and 2010.

Domestic U.S.

	Year Ended December 31,	Nine Months Ended September 30,
Payer	2010	2011	2010
Medicare	44.6%	45.3%	44.4%
Commercial	50.9	50.5	51.2
Medicaid	3.0	2.9	3.0
Self pay	1.5	1.3	1.4

Total net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.9% of our net patient service revenue for the nine months ended September 30, 2011.

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

On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout 2010 by passing several pieces of legislation.  Additionally, in June 2010, Congress passed a 2.2% increase.  The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress passed the Medicare and Medicaid Extenders Act of 2010, which was signed by President Obama on December 15, 2010.  This Act delays until the end of 2011 the scheduled cut. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, results in a reimbursement decrease of 27.4% as of January 1, 2012.  If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the reimbursement decrease currently scheduled to take effect on January 1, 2012, will have a significant adverse impact on our business.

In the final Medicare 2012 Physician Fee Schedule, CMS indicates that the primary impacts to specialties are due to the third year of the four-year transition to the utilization of the new Physician Practice Information Survey data and the rebasing of the Medicare Economic Index. However, changes also occurred between the 2012 Proposed and Final Physician Fee Schedule that relate to American Medical Association Relative Value Scale Update Committee, (“AMA RUC”) recommendations on certain radiation oncology codes.  Because these changes were not included in the 2012 Proposed Physician Fee Schedule, CMS has listed the updated values for these codes as “interim” and has provided a 60-day period for comment.

Commercial

Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 98% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the nine months ended September 30, 2011 approximately 2% of our net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Number of treatment days (domestic U.S.)	64	64		192	191

Total RVU’s — freestanding centers (domestic U.S.)	2,974,556	2,654,529	12.1%	9,322,562	8,154,721	14.3%

RVU’s per day — freestanding centers (domestic U.S.)	46,477	41,477	12.1%	48,555	42,695	13.7%

Percentage change in RVU’s per day — freestanding centers — same practice basis (domestic U.S.)	11.9%	-4.7%		11.2%	-1.3%

Total treatments — freestanding centers (domestic U.S.)	117,877	117,373	0.4%	370,592	361,277	2.6%

Treatments per day — freestanding centers (domestic U.S.)	1,842	1,834	0.4%	1,930	1,892	2.0%

Percentage change in revenue per treatment — freestanding centers — same practice basis (domestic U.S.)	-1.2%	0.7%		2.0%	0.7%

Percentage change in treatments per day — freestanding centers — same practice basis (domestic U.S.)	0.6%	-5.2%		-0.4%	-4.2%

Number of regions at period end	9	8

Number of local markets at period end (domestic U.S.)	28	28

Treatment centers - freestanding	112	92	21.7%
Treatment centers — hospital / other groups	9	7	28.6%

	121	99	22.2%

Days sales outstanding at quarter end (domestic U.S.)	44	45

Percentage change in freestanding revenues — same practice basis (domestic U.S.)	-0.6%	-4.5%		2.1%	-3.6%

Net patient service revenue — professional services only (in thousands) (domestic U.S.)	$39,198	$35,423		$121,732	$104,403

The following table summarizes key operating statistics of our results of operations for our international operations for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Number of treatments (International)

2-D treatments	1,358	1,487		4,007	4,315

3-D treatments	1,748	1,443		5,013	4,376

IMRT treatments	393	274		1,024	728

Total	3,499	3,204	9.2%	10,044	9,419	6.6%

* includes full period operating statistics, including period prior to our acquisition

International

Medical Developers’ net patient service revenue increased $3.3 million, or 22.9%, from $14.4 million to $17.7 million for the three months ended September 30, 2011 as compared to the same period in 2010.  Total revenue was positively impacted by the opening of new treatment centers in San Juan, Argentina and San Salvador, El Salvador in February and March 2011, respectively.  The continued ramp-up in operations at our Centro de Radiaciones de La Costa and Centro de Radioterapia Siglo XXI subsidiaries in Argentina which opened in May and July 2010, respectively also favorably impacted revenue growth versus the same three months in 2010.  In addition, we experienced growth in the number of new patient treatments initiated during the quarter by 295 and an increased number of higher-revenue 3D and IMRT treatments versus the 2010 period.

Facility gross profit increased $1.6 million, or 19.0% from $8.4 million to $10.0 million for the three months ended September 30, 2011 as compared to the same period in 2010.  Facility-level gross profit as a percentage of net patient service revenue decreased to 56.5% from 58.3%, primarily due to an increase in salaries and benefits expense and depreciation expense relating to our continued growth and investment in Latin America offset by a reduction in repairs and maintenance expense as a percentage of revenue in part resulting from Medical Developers’ integration into the Company.

The following table presents summaries of our results of operations for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
Revenues:
Net patient service revenue	$154,335	98.8%	$135,206	98.7%
Other revenue	1,931	1.2	1,795	1.3

Total revenues	156,266	100.0	137,001	100.0

Expenses:
Salaries and benefits	77,714	49.7	69,908	51.0
Medical supplies	12,208	7.8	10,811	7.9
Facility rent expenses	8,374	5.4	7,058	5.2
Other operating expenses	8,990	5.8	6,974	5.1
General and administrative expenses	19,209	12.3	17,081	12.5
Depreciation and amortization	13,629	8.7	11,561	8.4
Provision for doubtful accounts	4,621	3.0	2,934	2.1
Interest expense, net	15,454	9.9	14,085	10.3
Impairment loss	237,560	152.0	—	—
Foreign currency transaction loss	35	—	—	—
Gain on forward currency derivative contracts	(232)	-0.1	—	—

Total expenses	397,562	254.5	140,412	102.5

Loss before income taxes	(241,296)	-154.5	(3,411)	-2.5
Income tax benefit	(10,969)	-7.0	(995)	-0.7

Net loss	(230,327)	-147.5	(2,416)	-1.8

Net (income) loss attributable to noncontrolling interests — redeemable and non-redeemable	(702)	-0.4	84	-0.1

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(231,029)	-147.9%	(2,332)	-1.7%

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenues

Net patient service revenue. For the three months ended September 30, 2011 and 2010, net patient service revenue comprised 98.8% and 98.7%, respectively, of our total revenues.  In our net patient service revenue for the three months ended September 30, 2011 and 2010, revenue from the professional-only component of radiation therapy and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 25.1% and 25.9%, respectively, of our total revenues.

Other revenue. For the three months ended September 30, 2011 and 2010, other revenue comprised approximately 1.2% and 1.3%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $19.3 million, or 14.1%, from $137.0 million for the three months ended September 30, 2010 to $156.3 million for the three months ended September 30, 2011. Total revenue was positively impacted by $22.5 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2010 and 2011 through the acquisition of several urology, medical oncology and surgery practices in Florida, Arizona, North Carolina, California and the acquisition of physician radiation practices in West Virginia, California and the acquisition of 26 physician radiation practices in South America, Central America and the Caribbean, the opening of one de novo center and an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site and two hospital professional services arrangements as follows:

Date	Sites	Location	Market	Type

December 2010	1	Princeton West Virginia	West Virginia	Acquisition
March 2011	26	South America, Central America and the Caribbean	—	Acquisition
June 2011	1	London, Kentucky	Kentucky	Hospital-based / other groups
August 2011	1	Andalusia, Alabama	Alabama	De Novo
August 2011	1	Redding, California	California	Acquisition
September 2011	2	Broward County - Florida	Florida — East Coast	Hospital-based / other groups

Revenue from CMS for the 2011 PQRI program decreased approximately $3.7 million offset by an increase in our existing local markets and practices by approximately $0.5 million.

Expenses

Salaries and benefits. Salaries and benefits increased by $7.8 million, or 11.2%, from $69.9 million for the three months ended September 30, 2010 to $77.7 million for the three months ended September 30, 2011. Salaries and benefits as a percentage of total revenues decreased from 51.0% for the three months ended September 30, 2010 to 49.7% for the three months ended September 30, 2011.  Additional staffing of personnel and physicians due to our expansion in urology and surgery practices in southwest Florida, Arizona, North Carolina and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011 contributed $11.6 million to our salaries and benefits.  For existing practices and centers within our local markets, salaries and benefits decreased $3.9 million, predominately related to our cost reduction program implemented during the third quarter of 2011 offset by additional staffing in our research and development group developing software for our medical equipment of approximately $0.1 million.

Medical supplies. Medical supplies increased by $1.4 million, or 12.9%, from $10.8 million for the three months ended September 30, 2010 to $12.2 million for the three months ended September 30, 2011. Medical supplies as a percentage of total revenues decreased from 7.9% for the three months ended September 30, 2010 to 7.8% for the three months ended September 30, 2011. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related and other medical supplies. Approximately $0.7 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona, North Carolina and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011.   In our remaining practices and centers in existing local markets, medical supplies increased by approximately $0.7 million as we continue to see stable patient volumes and treatment counts in our existing local markets.  These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.3 million, or 18.6%, from $7.1 million for the three months ended September 30, 2010 to $8.4 million for the three months ended September 30, 2011. Facility rent expenses as a percentage of total revenues increased from 5.2% for the three months ended September 30, 2010 to 5.4% for the three months ended September 30, 2011. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $0.6 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011, and our remaining practices and centers in existing local markets increased by approximately $0.7 million.

Other operating expenses. Other operating expenses increased by $2.0 million or 28.9%, from $7.0 million for the three months ended September 30, 2010 to $9.0 million for the three months ended September 30, 2011.  Other operating expense as a percentage of total revenues increased from 5.1% for the three months ended September 30, 2010 to 5.8% for the three months ended September 30, 2011.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $2.1 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011, offset by a decrease of approximately $0.1 million in our remaining practices and centers in existing local markets, primarily as a result of a decrease in operating leases on certain of our medical equipment and contract labor for radiation therapists.

General and administrative expenses. General and administrative expenses increased by $2.1 million or 12.5%, from $17.1 million for the three months ended September 30, 2010 to $19.2 million for the three months ended September 30, 2011. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 12.5% for the three months ended September 30, 2010 to 12.3% for the three months ended September 30, 2011.  The increase of $2.1 million in general and administrative expenses was due to an increase of approximately $2.2 million relating to our expansion in urology and surgery practices in southwest Florida, Arizona, North Carolina and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase of approximately $1.4 million in our remaining practices and treatments centers in our existing local markets, an increase of approximately $0.3 million in diligence costs relating to acquisitions and potential acquisitions of physician practices offset by a decrease of approximately $1.8 million in litigation settlements with certain physicians.

Depreciation and amortization. Depreciation and amortization increased by $2.0 million, or 17.9%, from $11.6 million for the three months ended September 30, 2010 to $13.6 million for the three months ended September 30, 2011. Depreciation and amortization expense as a percentage of total revenues increased from 8.4% for the three months ended September 30, 2010 to 8.7% for the three months ended September 30, 2011.  The increase of $2.0 million in depreciation and amortization was due to an increase of approximately $0.9 million relating to our expansion in urology and surgery practices in southwest Florida, Arizona, North Carolina and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $1.1 million.

Provision for doubtful accounts. The provision for doubtful accounts increased by $1.7 million, or 57.5%, from $2.9 million for the three months ended September 30, 2010 to $4.6 million for the three months ended September 30, 2011.  The provision for doubtful accounts as a percentage of total revenues increased from 2.1% for the three months ended September 30, 2010 to 3.0% for the three months ended September 30, 2011.  In 2010 we reduced our provision for doubtful accounts as we made efforts to improve the overall collection process, including a replacement of our claims clearinghouse agent, to provide more efficient and timely claims processing, upgraded certain billing processes, including the electronic transmission of secondary claims and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense in 2010.

Interest expense, net. Interest expense, increased by $1.4 million, or 9.7%, from $14.1 million for the three months ended September 30, 2010 to $15.5 million for the three months ended September 30, 2011. The increase is primarily attributable to an increase of approximately $1.5 million of interest as a result of the additional senior subordinated notes issued in April 2010 and March 2011 and the additional amortization of deferred financing costs and original issue discount costs of approximately $0.1 million related thereto and approximately $0.1 million of interest related to international debt, offset by our interest rate swap payments decreased by approximately $0.3 million.

Impairment loss. During the third quarter of 2011, we completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of our review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers.  In performing this test, we assessed the implied fair value of our goodwill and intangible assets. As a result, we incurred an impairment loss of approximately $237.6 million in 2011 primarily relating to goodwill and trade name impairment in certain of our reporting units, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, Southwest U.S. (Arizona and Nevada), the Florida east coast, Northwest Florida and Southwest Florida of approximately $234.9 million and an impairment loss incurred of approximately $2.7 million in 2011 related to our write-off of our 45%  investment interest in a radio-surgery center in Rhode Island due to continued operating losses since its inception in 2008.

Gain on forward currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   We maintain four forward currency derivative contracts which mature on a quarterly basis. For the three months ended September 30, 2011, the expiration of the September 30, 2010 forward currency derivative contract and the mark to market valuation of the remaining contracts resulted in a gain of approximately $0.2 million.

Income taxes.  Our effective tax rate was 4.5% in the third quarter of fiscal 2011 and 29.2% in the third quarter of fiscal 2010. The change in the effective rate for the third quarter of 2011 compared to the same period of the year prior is primarily the result of the reduction of the deferred tax liability on amount of goodwill and trade name impaired, the liability for uncertain tax positions related to state tax amounts settled or effectively settled during the quarter, the valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities which are unable to offset the Company’s deferred tax assets for valuation allowance purposes and the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit from losses that are not more likely than not to be realized.  On an absolute dollar basis, the benefit for income taxes increased to $11.0 million for the third quarter of 2011 compared to an income tax benefit of $1 million in the same period of 2010. Our tax benefit increased primarily due to the reduction of the deferred tax liability on amount of goodwill and trade name impaired and the liability for uncertain tax positions related to state tax amounts settled or effectively settled during the quarter as reduced by impairment of non-taxable goodwill, the increase in valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities and foreign tax expense associated with foreign subsidiaries acquired during the current year.

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

Net loss. Net loss increased by $227.9 million, from $2.4 million in net loss for the three months ended September 30, 2010 to $230.3 million net loss for the three months ended September 30, 2011 primarily as a result of the impairment loss incurred for the write down of goodwill, trade name and other investments of approximately $237.6 million.  Net loss represents 1.8% of total revenues for the three months ended September 30, 2010 and 147.5% of total revenues for the three months ended September 30, 2011.

The following table presents summaries of our results of operations for the nine months ended September 30, 2011 and 2011.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
Revenues:
Net patient service revenue	$470,305	99.0%	$400,587	98.6%
Other revenue	4,754	1.0	5,853	1.4

Total revenues	475,059	100.0	406,440	100.0

Expenses:
Salaries and benefits	238,727	50.3	205,975	50.7
Medical supplies	37,863	8.0	31,512	7.8
Facility rent expenses	24,508	5.2	19,955	4.9
Other operating expenses	24,828	5.2	20,133	5.0
General and administrative expenses	58,514	12.3	46,438	11.4
Depreciation and amortization	39,082	8.2	34,233	8.4
Provision for doubtful accounts	12,143	2.6	8,387	2.1
Interest expense, net	45,261	9.5	44,603	11.0
Loss on sale of assets of a radiation treatment center	—	—	1,903	0.5
Early extinguishment of debt	—	—	10,947	2.7
Impairment loss	237,560	50.0	—	—
Gain on fair value adjustment of previously held equity investment	(234)	—	—	—
Foreign currency transaction loss	34	—	—	—
Loss on forward currency derivative contracts	167	—	—	—

Total expenses	718,453	151.3	424,086	104.5

Loss before income taxes	(243,394)	-51.3	(17,646)	-4.5
Income tax benefit	(5,208)	-1.1	(6,148)	-1.5

Net loss	(238,186)	-50.2	(11,498)	-3.0

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(3,209)	-0.7	(1,657)	-0.4

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(241,395)	-50.9%	(13,155)	-3.4%

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenues

Net patient service revenue. For the nine months ended September 30, 2011 and 2010, net patient service revenue comprised 99.0% and 98.6%, respectively, of our total revenues.  In our net patient service revenue for the nine months ended September 30, 2011 and 2010, revenue from the professional-only component of radiation therapy and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 25.6% and 25.7%, respectively, of our total revenues.

Other revenue. For the nine months ended September 30, 2011 and 2010, other revenue comprised approximately 1.0% and 1.4%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $68.7 million, or 16.9%, from $406.4 million for the nine months ended September 30, 2010 to $475.1 million for the nine months ended September 30, 2011. Total revenue was positively impacted by $70.3 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2010 and 2011 through the acquisition of several urology, medical oncology and surgery practices in Florida, Arizona, North and South Carolinas, California and the acquisition of physician radiation practices in South Carolina, West Virginia, California and the acquisition of 26 physician practices in South America, Central America and the Caribbean, the opening of three de novo centers and an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site and two hospital professional services arrangements as follows:

Date	Sites	Location	Market	Type

March 2010	1	El Segundo, California	Los Angeles, California	De Novo
May 2010	1	Pembroke Pines, Florida	Florida - East Coast	De Novo
May 2010	1	Myrtle Beach, South Carolina	South Carolina	Acquisition
December 2010	1	Princeton West Virginia	West Virginia	Acquisition
March 2011	26	South America, Central America and the Caribbean	—	Acquisition
June 2011	1	London, Kentucky	Kentucky	Hospital-based / other groups
August 2011	1	Andalusia, Alabama	Alabama	De Novo
August 2011	1	Redding, California	California	Acquisition
September 2011	2	Broward County - Florida	Florida — East Coast	Hospital-based / other groups

Revenue from CMS for the 2011 PQRI program decreased approximately $2.8 million offset by an increase in our existing local markets and practices by approximately $1.2 million.

Expenses

Salaries and benefits. Salaries and benefits increased by $32.7 million, or 15.9%, from $206.0 million for the nine months ended September 30, 2010 to $238.7 million for the nine months ended September 30, 2011. Salaries and benefits as a percentage of total revenues decreased from 50.7% for the nine months ended September 30, 2010 to 50.3% for the nine months ended September 30, 2011.  Additional staffing of personnel and physicians due to our expansion in urology and surgery practices in southwest Florida, Arizona, North and South Carolinas and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011 contributed $33.1 million to our salaries and benefits. Stock compensation expense included in our salaries and benefits increased $0.4 million as a result of a repurchase of vested units from an executive for use in future reissuance to other executives.  For existing practices and centers within our local markets, salaries and benefits decreased $1.7 million, predominately related to our cost reduction program implemented during the third quarter of 2011 offset by additional staffing in our research and development group developing software for our medical equipment of approximately $0.9 million.

Medical supplies. Medical supplies increased by $6.4 million, or 20.2%, from $31.5 million for the nine months ended September 30, 2010 to $37.9 million for the nine months ended September 30, 2011. Medical supplies as a percentage of total revenues increased from 7.8% for the nine months ended September 30, 2010 to 8.0% for the nine months ended September 30, 2011. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related and other medical supplies. Approximately $3.6 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona, North and South Carolinas and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011.   In our remaining practices and centers in existing local markets, medical supplies increased by approximately $2.8 million as we continue to see stable patient volumes and treatment counts in our existing local markets.  These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $4.5 million, or 22.8%, from $20.0 million for the nine months ended September 30, 2010 to $24.5 million for the nine months ended September 30, 2011. Facility rent expenses as a percentage of total revenues increased from 4.9% for the nine months ended September 30, 2010 to 5.2% for the nine months ended September 30, 2011. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $2.6 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona, North and South Carolinas and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011.  On March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto.  As a result of the refinancing of the landlords’ mortgages on these respective properties, we derecognized approximately $64.8 million in real estate subject to finance obligation.  As a result of the derecognition, our facility rent expense increased by approximately $1.5 million during the nine months ended September 30, 2011, and our remaining practices and centers in existing local markets increased by approximately $0.4 million.

Other operating expenses. Other operating expenses increased by $4.7 million or 23.3%, from $20.1 million for the nine months ended September 30, 2010 to $24.8 million for the nine months ended September 30, 2011.  Other operating expense as a percentage of total revenues increased from 5.0% for the nine months ended September 30, 2010 to 5.2% for the nine months ended September 30, 2011.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $5.6 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona, North and South Carolinas and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011, offset by a decrease of approximately $0.9 million in our remaining practices and centers in existing local markets, primarily as a result of a decrease in operating leases on certain of our medical equipment and contract labor for radiation therapists.

General and administrative expenses. General and administrative expenses increased by $12.1 million or 26.0%, from $46.4 million for the nine months ended September 30, 2010 to $58.5 million for the nine months ended September 30, 2011. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 11.4% for the nine months ended September 30, 2010 to 12.3% for the nine months ended September 30, 2011.  The increase of $12.1 million in general and administrative expenses was due to an increase of approximately $6.3 million relating to our expansion in urology and surgery practices in southwest Florida, Arizona, North and South Carolinas and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase of approximately $4.4 million in our remaining practices and treatments centers in our existing local markets, an increase of approximately $2.6 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, an increase in costs of $0.6 million associated with improvements in our income tax provision process offset by a decrease of approximately $1.8 million in litigation settlements with certain physicians.

Depreciation and amortization. Depreciation and amortization increased by $4.9 million, or 14.2%, from $34.2 million for the nine months ended September 30, 2010 to $39.1 million for the nine months ended September 30, 2011. Depreciation and amortization expense as a percentage of total revenues decreased from 8.4% for the nine months ended September 30, 2010 to 8.2% for the nine months ended September 30, 2011.  The increase of $4.9 million in depreciation and amortization was primarily due to an increase of approximately $3.0 million relating to our expansion in urology and surgery practices in southwest Florida, Arizona, North and South Carolinas and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $3.6 million, offset by a decrease of approximately $1.3 million predominately due to the expiration of certain non-compete agreements.  On March 31, 2010, we derecognized approximately $64.8 million in real estate subject to finance obligation.  As a result of the derecognition, our depreciation and amortization expense decreased by approximately $0.4 million.

Provision for doubtful accounts. The provision for doubtful accounts increased by $3.7 million, or 44.8%, from $8.4 million for the nine months ended September 30, 2010 to $12.1 million for the nine months ended September 30, 2011.  The provision for doubtful accounts as a percentage of total revenues increased from 2.1% for the nine months ended September 30, 2010 to 2.6% for the nine months ended September 30, 2011.  In 2010 we reduced our provision for doubtful accounts as we made efforts to improve the overall collection process, including a replacement of our claims clearinghouse agent, to provide more efficient and timely claims processing, upgraded certain billing processes, including the electronic transmission of secondary claims and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense in 2010.

Interest expense, net. Interest expense, increased by $0.7 million, or 1.5%, from $44.6 million for the nine months ended September 30, 2010 to $45.3 million for the nine months ended September 30, 2011.  The increase is primarily attributable to an increase of approximately $4.8 million of interest as a result of the additional senior subordinated notes issued in April 2010 and March 2011 and the additional amortization of deferred financing costs and original issue discount cots of approximately $0.8 million related thereto, and approximately $0.1 million of interest related to international debt, offset by  the decrease of approximately $2.1 million in interest expense in 2010 associated with the pro-rata write-off of our deferred financing costs and original issue discount costs resulting from our prepayment of $74.8 million in our Term Loan B in April 2010, the derecognition of approximately $64.8 million in real estate subject to finance obligation on March 31, 2010.  As a result of the derecognition, our interest expense relating to the finance obligation decreased by approximately $1.5 million.  In addition, our interest rate swap payments decreased by approximately $1.4 million.

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

Impairment loss. During the third quarter of 2011, we completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of our review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers.  In performing this test, we assessed the implied fair value of our goodwill and intangible assets. As a result, we incurred an impairment loss of approximately $237.6 million in 2011 primarily relating to goodwill and trade name impairment in certain of our reporting units, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, Southwest U.S. (Arizona and Nevada) , the Florida east coast, Northwest Florida and Southwest Florida of approximately $234.9 million and an impairment loss incurred of approximately $2.7 million in 2011 related to our write-off of our 45% investment interest in a radio-surgery center in Rhode Island due to continued operating losses since its inception in 2008.

Gain on fair value adjustment of previously held equity investment. As result of the acquisition of MDLLC, in which we acquired an effective ownership interest of approximately 91.0% on March 1, 2011, we recorded a gain of approximately $0.2 million to adjust our initial investment in the joint venture to fair value.

Loss on forward currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   We maintain four forward currency derivative contracts which mature on a quarterly basis. For the nine months ended September 30, 2011, the expiration of the March 31, 2011, June 30, 2011 and September 30, 2011 forward currency derivative contracts and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.2 million.

Income taxes.  Our effective tax rate was 2.1% for the nine months ended September 30, 2011 and 34.8% for the nine months ended September 30, 2010. The change in the effective rate for the nine months ended September 30, 2011 compared to the same period of the year prior is primarily the result of the reduction of the deferred tax liability on amount of goodwill and trade name impaired, the liability for uncertain tax positions related to state tax amounts settled or effectively settled during the quarter, the valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities which are unable to offset the Company’s deferred tax assets for valuation allowance purposes and the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit losses that are not more likely than not to be realized. On an absolute dollar basis, the benefit for income taxes decreased to $5.2 million for nine months ended September 30, 2011 compared to an income tax benefit of $6.1 million in the same period of 2010. Our tax benefit decreased primarily due to the expense related to the impairment of non-taxable goodwill and trade name, increase in valuation allowance related to deductions attributable to U.S. and certain state non-reversing deferred tax liabilities and foreign tax expense associated with foreign subsidiaries acquired during the current year.

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

Net loss. Net loss increased by $226.7 million, from $11.5 million in net loss for the nine months ended September 30, 2010 to $238.2 million net loss for the nine months ended September 30, 2011 primarily as a result of the impairment loss incurred for the write down of goodwill, trade name and other investments of approximately $237.6 million.  Net loss represents 3.0% of total revenues for the nine months ended September 30, 2010 and 50.2% of total revenues for the nine months ended September 30, 2011.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  30 of our 121 radiation treatment centers are located in Florida.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the nine month periods ended September 30, 2010 and 2011 was $43.7 million and $40.5 million, respectively.

Net cash provided by operating activities decreased by $3.2 million from $43.7 million in the nine month period ended September 30, 2010 to $40.5 million for the nine month period ended September 30, 2011 predominately due to timing and amount of interest payments.  In the nine months ended September 30, 2010, we paid approximately $11.8 million of interest on our $175.0 million senior subordinated notes that was refinanced on April 20, 2010 with the issuance of the $310.0 million in senior subordinated notes due 2017 with interest payments due in April and October of each year.  In April 2011, we paid approximately $18.6 million of interest on the $360.0 million in senior subordinated notes due 2017 including interest on the $16.25 million senior subordinated notes due to the seller in the MDLLC transaction. For the nine months ended September 30, 2011, we wrote-off approximately $237.6 million in goodwill, trade name and other investments as a result of our interim testing of our goodwill and indefinite-lived intangible assets. We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 45 days to 44 days.

Cash at September 30, 2011 contributed by our foreign subsidiaries was $4.3 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine month periods ended September 30, 2010 and 2011 was $76.6 million and $82.7 million, respectively.

Net cash used in investing activities increased by $6.1 million from $76.6 million for the nine month period ended September 30, 2010 to $82.7 million for the nine month period ended September 30, 2011.  Net cash used in investing activities was impacted by approximately $42.1 million (net of acquired cash of approximately $5.4 million) related to the purchase of the remaining (i) 67% interest in a joint venture that holds a majority equity interest in and manages 25 radiation therapy treatment centers in South America, Central America and the Caribbean (including the purchase of equity units in the underlying operating subsidiaries) and (ii) a 61% interest in a joint venture that operates a treatment center in Guatemala, on March 1, 2011, the purchase of a radiation therapy treatment center and a physician group practice in Northern California for approximately $9.6 million and the purchase of other physician practices of approximately $0.2 million in North Carolina and Florida.  In May 2010 we purchased a radiation treatment center and several physician practices in South Carolina for a combined purchase price of approximately $34.5 million.  During 2011, we entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. The cost of the option contracts, were approximately $1.1 million.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine month period ended September 30, 2010 and 2011 was $20.5 million and $36.3 million, respectively.

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

In January 2011, we received the Commitment Letter from DDJ Capital Management, LLC to purchase an aggregate principal amount of $50 million of 9 7/8% Senior Subordinated Notes due 2017 to be issued by RTS.  On March 1, 2011, we issued $50 million of the new notes.  The proceeds of $48.5 million were used (i) to fund the MDLLC acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition.  We incurred approximately $1.6 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers’ discount of $0.6 million. On April 1, 2011 we received approximately $6.7 million in capital lease financing from a financial institution to fund previously purchased medical equipment. The terms of the capital lease financing are for five years at an average interest rate of approximately 8%. We also had partnership distributions from non-controlling interests of approximately $2.1 million and $3.4 million in 2010 and 2011, respectively.

On September 29, 2011, we amended our senior secured credit facility. Under the terms of the amendment, the definition of applicable margin was modified, along with financial covenant levels and several modification to the permitted investment baskets and permitted indebtedness. The amendment also extended the revolving credit facility maturity by one year solely for the extended revolving loans, such that they will mature on February 21, 2014, whereas the non-extended revolving loans will continue to mature on February 21, 2013. As a result of the amendment, we paid down approximately $18.0 million in our Revolver loans and incurred approximately $1.3 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the amendment.

On September 30, 2011, we entered into an incremental amendment with a financial institution which agreed to lend an aggregate amount up to $50 million, which will be used for general corporate purposes.  As a result of the incremental amendment, we incurred approximately $1.5 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the incremental amendment.

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

On September 29, 2011, we amended our senior secured credit facility. Under the terms of the amendment, the definition of Applicable Margin was modified to increase the rate on both the senior secured term loan and extended revolving loans under the revolving credit facility provided for under the senior secured credit facility by 50 basis points.  Both the senior secured term loan and amounts borrowed under the revolving credit facility will now bear interest based (i) with respect to extended revolving loans and the senior secured term loans, on either (A) LIBOR plus a spread of 475 basis points, or (B) the ABR plus a spread of 375 basis points, and (ii) with respect to non-extended revolving loans, on either (A) LIBOR plus a spread of 425 basis points, or (B) the ABR plus a spread of 325 basis points, in each case depending on whether the Company elects Eurodollar loans or ABR loans, respectively.  The amendment also extended the revolving credit facility maturity by one year solely for the extended revolving loans, such that they will mature on February 21, 2014, whereas the non-extended revolving loans will continue to mature on February 21, 2013.

The amendment modified the financial covenant levels, including to modify  (x) the total leverage ratio to 6.00 to 1.00 for our fiscal quarters ending  September 30, 2011 and  December 31, 2011, decreasing  thereafter as specified therein, and (y) the consolidated interest coverage ratio  to 2.00 to 1.00 for our fiscal quarters ending  March 31, 2011 through June 30, 2012 and  increasing thereafter as specified therein.

The amendment also made several modifications to the permitted investments baskets, the permitted indebtedness baskets and several definitions in the senior secured credit facility.

On September 30, 2011, we entered into an incremental amendment (the “Incremental Amendment”) with Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders and SunTrust Bank, as incremental lender.  The Incremental Amendment amends the senior secured credit facility.  Under the terms of the Incremental Amendment, SunTrust Bank agreed to lend an aggregate amount up to $50 million, which will be used for general corporate purposes.

In August 2011, we entered into a lease line of credit with a financial institution for the purpose of obtaining financing for medical equipment purchases in the commitment amount of $12.5 million.  The commitment, subject to various restrictions, is scheduled to be available through November 2011.  As of September 30, 2011 we had approximately $8.0 million available under the lease line of credit.

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

As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, we derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, we entered into a new master lease arrangement with the landlord on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index.  The amount of these finance obligations as of September 30, 2011 and December 31, 2010 was $16.4 million and $8.6 million, respectively.

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

Acquisitions and Developments

The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,		Nine Months Ended September 30,
	2009	2010	2011
Treatment centers at beginning of period	97	97	95
Internally developed	7	2	1
Transitioned to freestanding	1	—	—
Internally (consolidated / closed / sold)	(5)	(5)	(5)
Acquired	—	2	27
Hospital-based / other groups	—	(1)	3
Hospital-based (ended / transitioned)	(3)	—	—

Treatment centers at period end	97	95	121

Number of regions at period end	8	8	9

Number of local markets at period end	28	28	28

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

On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company consummated these acquisitions for a combined purchase price of approximately $82.7 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of RT Investments’ non-voting preferred equity units and 258,955 units of RT Investments’ class A equity units totaling approximately $16.25 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.05 million to the seller, an estimated contingent earn out payment totaling $2.3 million, and issuance of real estate located in Costa Rica totaling $0.6 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units.

In June 2011, we entered into an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site in London, Kentucky.

In July 2011, we entered into a revised facility management services agreement with an existing provider in Michigan.  The provider will become a subsidiary of a larger medical practice group, in which we will continue the management of the radiation oncology practices in Michigan.  This arrangement is expected to be in place during the fourth quarter of 2011 and is comprised of approximately 200 physicians, including primary care physicians, urologists and medical oncologists.

In August 2011 we completed a replacement de novo radiation treatment facility in Alabama.  This facility replaces an existing radiation treatment facility in which we are now providing consult services.

On August 29, 2011, we acquired the assets of a radiation treatment center and other physician practices located in Redding, California, for approximately $9.6 Million. The acquisition of the Redding facility further expands our presence into the Northern California market.

In September 2011, we entered into a professional services agreement with a hospital district in Broward County, Florida to provide professional services at two sites within the hospital district.

During the first nine months of 2011, we acquired the assets of several physician practices in Florida and the non-professional practice assets of several North Carolina physician practices for approximately $189,000. The physician practices provide synergistic clinical services to our patients in the respective markets in which we treat.

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

In July 2011, we closed a radiation treatment facility in Las Vegas, Nevada.

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

On November 4, 2011, we purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. The combined purchase price of the ownership interests totals approximately $8.3 million, comprised of $2.1 million in cash, seller financing totaling approximately $4.3 million payable over 24 monthly installments, commencing January 2012, assumed debt totaling approximately $0.5 million, and a purchase option totaling approximately $1.4 million. The acquisition of these operating treatment centers expands our presence in our international markets.

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

During the nine months ended September 30, 2011 and 2010, approximately 48% and 47%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Goodwill impairment was recognized for the year ended December 31, 2010 of approximately $91.2 million as a result of our annual review performed during the fourth quarter of 2010 and an additional $2.5 million for certain radiation treatment office closings.  During the third quarter of 2011 we recognized goodwill impairment of approximately $226.5 million and trade name impairment of approximately $8.4 million as a result of our review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the reporting units.

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

During the third quarter of 2011, we completed an interim impairment test for goodwill and indefinite-lived intangible assets.  In performing this test, we assessed the implied fair value of our goodwill and intangible assets. We determined that the carrying value of goodwill and trade name in certain U.S. Domestic markets, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, South West United States (central Arizona and Las Vegas, Nevada), the Florida east coast, Northwest Florida and Southwest Florida regions exceeded their fair value.  Accordingly, we recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $234.9 million relating to goodwill and trade name in the consolidated statements of operations for the quarter ended September 30, 2011.

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

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”) requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In 2009, the Company determined that a valuation allowance of $3.4 million was appropriate under the provisions of ASC 740.  This valuation allowance of $3.4 million was against state deferred tax assets.  Primarily because of the current year taxable loss as of December 31, 2010, the Company determined that the valuation allowance should be $17.6 million, consisting of $12.3 million against federal deferred tax assets and $5.3 million against state deferred tax assets.  This represents an increase of $14.2 million in valuation allowance.  Additional valuation allowance of $3.2 million has been recorded for the nine months ended September 30, 2011 consisting of $3.1 million against federal deferred tax assets and $0.1 million against state deferred tax assets.

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

We are subject to taxation in the United States, approximately 22 state jurisdictions and throughout Latin America, namely, Argentina, Bolivia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which we are subject to tax are the United States, Florida and Argentina.

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

In addition, we are routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. We regularly assess the likelihood of adverse outcomes from these audits to determine the adequacy of our provision for income taxes. To the extent we prevail in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected. We are currently undergoing a federal income tax audit for tax years 2005 through 2008, New York State audit for tax years 2006 through 2008, Florida audit for tax years 2007 through 2009 and Alabama audit for tax year 2009.

New Pronouncements

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

Interest Rate Swap

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce the interest rate exposure, we entered into an interest rate swap agreement whereby we fixed the interest rate on the notional amount of approximately $290.6 million of our senior secured term loan facility, effective as of June 30, 2008. The rate and maturity of the interest rate swap is 3.67% plus a margin, which is currently 425 basis points, and expires on March 31, 2012. The amount of our senior secured term loan facility subject to the interest rate swap agreement will reduce from $290.6 million to $116.0 million by the end of the term.  At September 30, 2011 and December 31, 2010, the amount of the floating rate senior debt subject to the interest rate swap was $116.0 million and $174.2 million, respectively.

In July 2011, we entered into two interest rate swap agreements whereby we fixed the interest rate on the notional amounts totaling approximately $116.0 million of our senior secured term loan facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements are 0.923% plus a margin, which is currently 475 basis points, and expires on December 31, 2013.

The swaps are derivatives and are accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreement, representing the estimated amount that we would pay to a third party assuming our obligations under the interest rate swap agreement terminated at September 30, 2011 and December 31, 2010, was approximately $2.6 million and $5.0 million, respectively.  The estimated fair value of our interest rate swap was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

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

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of September 30, 2011, we have interest rate exposure on $149.4 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $1.5 million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact our results of operations.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   On March 18, 2011, we entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods beginning April 1, 2011 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. On September 29, 2011, we entered into a foreign exchange option contract expiring September 28, 2012.  This contract replaced a similar contract entered into on March 18, 2011, which expired on September 30, 2011. Because our Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, the adverse impact on net income from a weakening Argentine peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $0.9 million.  With respect to a strengthening Argentine peso against the U.S. dollar versus inflationary expectations, the estimated favorable impact on net income for an Argentine peso that is 5%, 10% and 15% stronger than inflationary expectations, will be $(0.2) million, $0.7 million and $1.7 million to our consolidated results, respectively, which includes the cost of the option contracts.  Under our foreign currency management program, we expect to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, we are targeting to cover approximately 70% of our forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. We do not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. Our current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss on forward currency derivative contracts on the condensed consolidated statements of operations.  For the nine months ended September 30, 2011 we incurred a loss of approximately $167,000 relating to the fair market valuation of our foreign currency derivative program.

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

As of September 30, 2011, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  We believe that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As disclosed in our Form 10-Q, on March 1, 2011, we completed the acquisition of all of the outstanding interest in MDLLC, a privately owned radiation oncology business which expands our presence into South America, Central America and the Caribbean.  We are in the process of integrating the acquired business into our overall internal control over financial reporting processes.  Management’s assessment and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2011, will exclude the internal controls of MDLLC.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

We are involved in certain legal actions and claims that arise in the ordinary course of our business.  We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision.  The specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of September 30, 2011.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K except for the additional risk factor relating to local business risks in different countries and foreign currency risk.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 47%, 44%, 48% and 48% of our net patient service revenue for the years ended December 31 2008, 2009, 2010 and for the nine months ended September 30, 2011, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid payment. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. The CMS can change these schedules and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

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

Medicare reimbursement rates for all procedures under Medicare are determined by a formula which takes into account a CF which is updated on an annual basis based on the sustainable growth rate (“SGR”). On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout the year by passing several pieces of legislation.  Additionally, in June 2010, Congress passed a 2.2% increase. The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress passed the Medicare and Medicaid Extenders Act of 2010, which was signed by President Obama on December 15, 2010.  This Act delays until the end of 2011 the scheduled cut.  The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, results in a reimbursement decrease of 27.4% as of January 1, 2012.  If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the reimbursement decrease currently scheduled to take effect on January 1, 2012, will have a significant adverse impact on our business.

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

We estimate that approximately 52%, 55%, 51% and 51% of our net patient service revenue for the years ended December 31 2008, 2009, 2010 and for the nine months ended September 30, 2011, respectively, was derived from commercial payers such as managed care organizations and private health insurance programs as well as individuals. As of December 31, 2010, we have over 1,600 contracts with commercial payers. These commercial payers generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payer rates are generally higher than government program reimbursement rates, commercial payer rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward certain additional managed care payers or Medicare or Medicaid reimbursements, then our revenue and profitability may decline and our operating margins will be reduced. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts as well as enter into new managed care contracts on terms favorable to us. Any inability to maintain suitable financial arrangements with commercial payers could have a material adverse impact on our business.

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

Most of our approximately 113 radiation oncologists in the domestic U.S. are employed under employment agreements which, among other things, provide that the radiation oncologists will not compete with us (or the professional corporations contracting with us) for a period of time after their employment terminates. Such covenants not to compete are enforced to varying degrees from state to state. In most states, a covenant not to compete will be enforced only to the extent that it is necessary to protect the legitimate business interest of the party seeking enforcement, that it does not unreasonably restrain the party against whom enforcement is sought and that it is not contrary to the public interest. This determination is made based upon all the facts and circumstances of the specific case at the time enforcement is sought. It is unclear whether our interests under our administrative services agreements will be viewed by courts as the type of protected business interest that would permit us or the professional corporations to enforce a non-competition covenant against the radiation oncologists. Since our success depends in substantial part on our ability to preserve the business of our radiation oncologists, a determination that these provisions are unenforceable could have a material adverse effect on us.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) established the Recovery Audit Contractor (“RAC”) three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandated its nationwide expansion by 2010. CMS has awarded contracts to four RACs that are implementing the permanent RAC program on a nationwide basis. The Health Care Reform Act also requires states to implement Medicaid RAC programs.  CMS has approved State Plan Amendments associated with this requirement for every state except North Dakota, Wyoming, and Louisiana. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. Throughout 2011, MIC audits will continue to expand. In addition to MICs, several other contractors, including the state Medicaid agencies, have increased their review activities. Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.

We may be subject to actions for false claims, which could harm our business, if we do not comply with government coding and billing rules.

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 47%, 44%, 48% and 48% of our net patient service revenue for the years ended December 31 2008, 2009, 2010 and for the nine months ended September 30, 2011, respectively, consisted of payments from Medicare and Medicaid programs. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have not been errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

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

Certain states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in California, Massachusetts, Michigan, Nevada, New York and North Carolina, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2008, 2009, 2010, and for the nine months ended September 30, 2011, $116.4 million, $122.2 million, $118.4 million and $84.2 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $373.8 million, $395.4 million, $417.5 million and $386.1 million, respectively, from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on any basis, including on the basis of state laws prohibiting the corporate practice of medicine nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

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

Over the past three years we have acquired 34 treatment centers and developed 13 treatment centers. When we acquire or develop additional treatment centers, we may:

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

We have recently commenced significant operations in foreign countries.  Currently, we operate through 16 legal entities in Argentina, the Dominican Republic, Costa Rica, Mexico, El Salvador and Bolivia, in addition to our operations in the United States.  Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

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

A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 64.0% and 69.2% of the total assets on our balance sheet as of September 30, 2011 and December 31, 2010, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.  For the year ended December 31, 2010, we wrote-off approximately $91.2 million in goodwill as a result of our annual impairment test and an additional $2.5 million as a result of closing certain radiation treatment centers.  For the nine months ended September 30, 2011, we wrote-off approximately $237.6 million in goodwill, trade name and other investments as a result of our interim testing of our goodwill and indefinite-lived intangible assets.

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

As required by the American Recovery and Reinvestment Act of 2009, the DHHS has developed and is implementing an incentive payment program for eligible healthcare professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. If our eligible healthcare professionals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in 2015, eligible healthcare professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.

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

Our Florida treatment centers accounted for approximately 49%, 46%, 45% and 41% of our freestanding radiation revenues in the domestic U.S. during the years ended December 31 2008, 2009, 2010 and for the nine months ended September 30, 2011, respectively. Our treatment centers are also concentrated in the states of Michigan and North Carolina, which accounted for approximately 4% and 8%, respectively, of our freestanding radiation revenues for the year ended December 31, 2010. This concentration makes us particularly sensitive to regulatory requirements in those locations, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee-splitting, corporate practice of medicine, anti-trust, licensing and certificates of need, as well as economic and other conditions which could impact us. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our revenue and profitability may decline.

Our treatment centers in Florida and other areas that could be disrupted or damaged by hurricanes.

Florida is susceptible to hurricanes and we currently have 30 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 49%, 46%, 45% and 41% of our freestanding radiation revenues in the domestic U.S. during the years ended December 31 2008, 2009, 2010 and for the nine months ended September 30, 2011, respectively. In 2005, 21 of our treatment centers in South Florida were disrupted by Hurricane Wilma which required us to close all of these centers for one business day. Although none of these treatment centers suffered structural damage as a result of the hurricane, their utility services were disrupted. While Hurricane Wilma did not have any long-term impact on our business, our Florida treatment centers and any of our other treatment centers located in other areas that are in the path of a hurricane could be subject to significant hurricane-related disruptions and/or damage in the future and could have an adverse affect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all of our hurricane-related losses.

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

Additionally, we lease 35 of our properties from ownership groups that consist of certain of our directors, executive officers and equityholders. Our lease for the Broadway office in Fort Myers, Florida is on a month-to-month basis and there can be no assurance that it will continue in the future. We may be unable to renegotiate these leases when they come up for renewal on terms acceptable to us, if at all.

In October 2003, we replaced our existing third-party medical malpractice insurance coverage with coverage we obtained from an insurance entity which is owned by certain of our directors, executive officers and equityholders. We renewed this coverage in 2009, 2010 and 2011, with the approval of the Audit/Compliance Committee of the Company’s board of directors. We may be unable to renegotiate this coverage at acceptable rates and comparable coverage may not be available from third-party insurance companies. If we are unsuccessful in renewing our malpractice insurance coverage, we may not be able to continue to operate without being exposed to substantial risks of claims being made against us for damage awards we are unable to pay.

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

Of our 94 domestic U.S. treatment centers, 80 have received or are in process of receiving ACRO accreditation. In addition to a deep physics infrastructure and internal maintenance department, we have recently begun to utilize Gamma Function as a broad application radiation safety monitoring tool to minimize potential errors in our radiation therapy treatments. While we continue to improve upon safety measures aimed at minimizing errors in radiation therapy treatment in accordance with our internal protocols as well as the mandates of organizations like ACRO, we cannot assure you that any further critical press and government scrutiny will not adversely affect our business and results of operations.

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

Dates	Title of Securities	Amount	Purchasers	Consideration

March 1, 2011	Class B non-voting equity units	12,499	Key Employee	$3,125

	Class C non-voting equity units	32,325		$1,616

March 1, 2011	Class B non-voting equity units	20,831	One Officer	$5,208

	Class C non-voting equity units	53,874		$2,694

March 14, 2011	Class B non-voting equity units	2,083	Key Employee	$521

	Class C non-voting equity units	5,387		$269

March 14, 2011	Class B non-voting equity units	4,166	Key Employee	$1,042

	Class C non-voting equity units	10,775		$539

July 5, 2011	Class B non-voting equity units	2,083	Key Employee	$521

	Class C non-voting equity units	5,387		$269

Repurchases of Equity Securities

The Company’s direct parent, RT Investments repurchased the following equity units during 2011:

Dates	Title of Securities	Amount	Repurchase From	Consideration

March 1, 2011	Class B non-voting equity units	33,330	One Officer	$8,333

	Class C non-voting equity units	86,199		$4,310

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     [Removed and Reserved.]

Item 5.     Other Information.

(a)     None.

(b)     None.

Item 6.      Exhibits.

Exhibit Number	Description

4.1

Fifth Supplemental Indenture, dated as of September 30, 2011 by and among Radiation Therapy Services, Inc., 21st Century Oncology Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association.

10.1

Amendment Agreement, dated as of September 29, 2011, among Radiation Therapy Services, Inc. (as successor to RTS Merger Co., Inc.), Radiation Therapy Services Holdings, Inc., the Subsidiaries of the Borrower identified as “Subsidiary Guarantors” on the signature pages thereto, the Lenders signatory thereto and Wells Fargo Bank, National Association, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on October 3, 2011).

10.2

Incremental Amendment, dated as of September 30, 2011, among Radiation Therapy Services, Inc., a Florida corporation (as successor to RTS Merger Co., Inc.), Radiation Therapy Services Holdings, Inc., the Subsidiaries identified as “Subsidiary Guarantors” on the signature pages thereto, SunTrust Bank, as the incremental revolving lender, and Wells Fargo Bank, National Association, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on October 3, 2011).

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

101

The following financial information from Radiation Therapy Services Holdings, Inc. Quarterly Report on Form 10-Q for the period September 30, 2011, filed with the SEC on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010 (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2011 and 2010 (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (iv) Notes to Interim Condensed Consolidated Financial Statements.

+              Management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES HOLDINGS, INC.

Date: November 14, 2011

	By:	/s/ BRYAN J. CAREY
Bryan J. Carey
Interim Senior Vice President and Chief Financial Officer