Form 10-K
period 2011-12-31
Radiation Therapy Services Holdings, Inc.
filed 2012-03-22
CIK 1503518

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         As of March 1, 2012, there were 1,025 shares of the registrant's common stock, $0.01 par value per share, issued and outstanding, all of which are 100% owned by Radiation Therapy Investments, LLC.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

FORWARD LOOKING STATEMENTS

        Some of the information set forth in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts are based on certain assumptions by management. These statement are often identified by the use of words such as "may," "will," "expect," "plans," "believe," "anticipate," "project," "intend," "could," "estimate," or "continue," "may increase," "may fluctuate," and similar expressions or variations, and are based on the beliefs and assumptions of our management based on information then currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks discussed herein under the heading "Risk Factors." We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

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

 Our Company

        We are a leading provider of advanced radiation therapy services to cancer patients primarily in the United States. We offer a comprehensive range of radiation treatment alternatives, and focus on delivering academic-quality, cost-effective patient care in a personal and convenient setting. Our first radiation treatment center opened in 1983, and as of December 31, 2011, we owned or operated 127 treatment centers, 118 of which are freestanding facilities with the nine remaining facilities operated in partnership with hospitals and other groups. Our treatment centers, most of which operate under the 21st Century Oncology brand, are strategically clustered in 28 local markets in 16 states and 30 treatment centers are operated in South America, Central America and the Caribbean and one center located in India. We hold market leading positions in most of our local markets.

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

        Our operating philosophy is centered upon using the latest available and most advanced technology, and employing leading radiation oncologists to deliver a variety of treatment options to our patients in each local market. To implement this philosophy, we invest in new software and equipment with the goal of equipping each local market with state-of-the-art technology that facilitates better clinical results. Through the use of advanced tools we can improve therapeutic outcomes by precisely targeting cancerous cells and tumors while sparing healthy, surrounding tissues and organs. We are also able to adapt and refine treatments as tumors shrink or change position. We have continued to attract and retain talented physicians and staff by providing opportunities to work in an environment that has a clinical and research focus, superior end-to-end resources, and high quality patient care. In addition, in certain local markets we have integrated with physicians in closely related medical specialties in order to provide a continuum of care for cancer patients. We have organized our Company into nine regional reporting units by geographic locations. We have eight regional directors that report to our Senior Vice President, Director of Regional Operations. Each regional director is responsible for the overall performance of their respective regions.

        We have built a national platform of treatment centers while increasing both the revenue and profitability of the Company. Since the beginning of 2003, we have internally developed 25 treatment centers and acquired 68 existing treatment centers, and from 2008 to 2011, increased revenues at a compound annual growth rate of 9.0%. We believe that as our scale continues to increase, our network of collaborative care along with our operational and financial resources will not only differentiate us from many of our competitors, but will also enhance our attractiveness to patients, referral sources, potential employees and acquisition targets. For the year ended December 31, 2011, our total revenues were $644.7 million.

        Radiation Therapy Services Holdings, Inc. is a Delaware corporation and was incorporated October 9, 2007. Our principal executive office is located at 2270 Colonial Boulevard, Fort Myers, Florida and our telephone number is (239) 931-7275.

Our Industry

        According to industry experts, the United States radiation therapy market was estimated to be approximately $8 billion in 2010. The market's growth is driven by the increasing number of cancer diagnoses and the development and use of increasingly effective technologies that enable more types of cancer-related tumors to be treated with radiation therapy. The American Cancer Society estimated that approximately 1.6 million new cancer cases are expected to be diagnosed in the United States in 2012. As the U.S. population ages, the number of cancer diagnoses is expected to continue to increase, as approximately 77% of all cancers are currently being diagnosed in persons 55 years of age and older. Radiation therapy is a primary treatment method for cancer and, according to the American Society for Therapeutic Radiology and Oncology ("ASTRO"), nearly two-thirds of patients diagnosed with cancer receive radiation therapy during their illness. Radiation therapy's share of the cancer treatment market has increased as a result of new radiation therapy technologies that better target cancerous tumors and lead to fewer side effects as compared to other forms of treatment and to previous radiation therapy treatments.

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

        The radiation therapy market is highly fragmented. In 2010, there were over 2,200 locations providing radiation therapy in the U.S., of which approximately 960 were freestanding, or non-hospital based, treatment centers. Further, approximately 30% of freestanding treatment centers are affiliated with the largest four provider networks, which includes RTS.

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
Intensity Modulated Radiation Therapy ("IMRT")

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

Internal Radiation Therapy
High-Dose Rate Remote Brachytherapy	Enables radiation oncologists to treat cancer by internally delivering higher doses of radiation directly to the cancer.
Low-Dose Rate Brachytherapy	Enables radiation oncologists to treat cancer by internally delivering lower doses of radiation directly to the cancer over an extended period of time (e.g., prostate seed implants).
Advanced Services Used with External Beam Treatment Therapies
Image Guided Radiation Therapy ("IGRT")	Enables radiation oncologists to utilize imaging at the time of treatment to localize tumors and to accurately mirror the contour of a tumor from any angle.
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

Technologies	Description
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

        All of our markets provide external beam treatments and following is a list of the advanced services and treatments that we offer within each of our 28 domestic local markets as of December 31, 2011:

								Stereotactic		Brachytherapy
Local market	Year Established	Number of Centers	IMRT	3-D	Gamma	Gating	IGRT	Cranial	Extra- Cranial	High Dose	Low Dose
Lee County—Florida	1983	7	✓	✓	✓	✓	✓	✓	✓	✓	✓
Charlotte/Desoto Counties—Florida	1986	1	✓	✓	✓	✓	✓	✓	✓	✓
Sarasota/Manatee Counties—Florida	1992	5	✓	✓	✓	✓	✓	✓	✓	✓
Collier County—Florida	1993	3	✓	✓	✓	✓	✓	✓	✓	✓
Broward County—Florida	1993	7	✓	✓	✓	✓	✓	✓	✓	✓
Miami/Dade County—Florida	1996	1	✓	✓	✓	✓	✓	✓	✓	✓
Las Vegas, Nevada	1997	4	✓	✓	✓	✓	✓	✓	✓	✓	✓
Westchester/Bronx—New York	1997	3	✓	✓	✓		✓		✓	✓
Mohawk Valley, New York	1998	2	✓	✓	✓		✓	✓	✓	✓
Delmarva Peninsula	1998	3	✓	✓	✓		✓	✓	✓	✓
Northwest Florida	2001	3	✓	✓	✓	✓	✓	✓	✓	✓
Western North Carolina	2002	6	✓	✓	✓		✓	✓	✓	✓	✓
Palm Beach County—Florida	2002	1	✓		✓		✓			✓
Central Kentucky	2003	4	✓	✓	✓	✓	✓	✓	✓	✓
Florida Keys	2003	1	✓	✓	✓		✓	✓	✓	✓
Southeastern Alabama	2003	2	✓	✓	✓	✓	✓	✓	✓	✓
Central Maryland	2003	7	✓	✓	✓	✓	✓	✓	✓	✓
South New Jersey	2004	4	✓	✓	✓		✓			✓
Rhode Island	2004	4	✓	✓	✓		✓
Central Arizona	2005	5	✓	✓	✓		✓	✓	✓	✓	✓
Central Massachusetts	2005	2	✓	✓	✓		✓
Palm Springs, California	2005	4	✓	✓	✓	✓	✓	✓	✓	✓	✓
Los Angeles, California	2006	2	✓	✓	✓		✓		✓	✓	✓
Southeastern Michigan	2006	6	✓	✓	✓		✓	✓	✓	✓
Northern California	2007	3	✓	✓	✓	✓	✓			✓
Eastern North Carolina	2007	4	✓	✓	✓		✓		✓	✓
Northeast Florida	2008	1	✓				✓		✓
South Carolina	2010	1	✓	✓			✓	✓	✓

		96

        All of our international markets provide external beam treatments and following is a list of the advanced services and treatments that we offer within international markets as of December 31, 2011:

								Stereotactic		Brachytherapy
Local market	Year Established	Number of Centers	IMRT	3-D	Gamma	Gating	IGRT	Cranial	Extra- Cranial	High Dose	Low Dose
India	2008	1	✓	✓
Argentina	2011	23	✓	✓				✓	✓	✓	✓
Costa Rica	2011	2	✓	✓
Dominican Republic	2011	2	✓	✓				✓		✓
El Salvador	2011	1	✓	✓
Guatemala	2011	1	✓	✓				✓
Mexico	2011	1	✓	✓

		31

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

 Our Business Strengths

        We believe that the following competitive strengths have allowed us to achieve and maintain our position as a leading provider of radiation therapy:

        National Platform with Strong Local Market Positions—We currently serve patients in 28 local markets across 16 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island and West Virginia and expanded into international markets including India, South America, Central America and the Caribbean. Most of our treatment centers are strategically clustered into regional networks (which we refer to as our local markets) in order to leverage our clinical and operational expertise over a larger patient population and maximize our investment in advanced technologies. For example, our local markets enable us to share scarce and expensive medical physicists, who are critical in the process of developing the radiation treatment plan for each patient as well as making sure the equipment is properly calibrated. We generally have two physicists at three to four treatment centers in each of our local markets (as opposed to in each treatment center) which increases resource utilization and provides enhanced treatment consistency. In addition, we are able to provide our patients with a full technological spectrum, including less common treatment alternatives, by equipping each of our local markets, as opposed to each treatment center, with the necessary technology and know-how and thus doing so on a more cost-effective basis. Our scale also allows us to serve as a center for leading clinical research and technological advances, which helps us attract and retain talented radiation oncologists, physicists and other professionals. Furthermore, our national platform, reputation, recruiting ability and market knowledge enable us to respond quickly and efficiently to new acquisition as well as internally developed ("de novo") opportunities. Since the beginning of 2003, we have acquired or developed 93 treatment centers and entered into 16 new local markets and expanded into international markets including India, South America, Central America and the Caribbean. Finally, our centralized approach to business functions such as purchasing, accounting, administration, billing and information technology enables us to leverage economies of scale in various direct and indirect costs.

        Best in Class Clinical and Technological Platform—We believe that we have best in class technology, which allows us to provide the highest quality of care and clinically advanced treatment options to our patients. We periodically upgrade our equipment and technology, and we believe they will require minimal maintenance capital expenditures in the near future. We believe we are the market leader in the utilization of advanced technologies, such as IMRT, IGRT and our recently-developed Gamma Function. These technologies are more effective at treating many forms of cancer than other, older technologies such as conformal beam. Our continuous and early adoption of technology platforms has allowed us to implement and share technology and our knowledge across our centers very quickly and therefore enhance clinical expertise within the Company and the industry overall. Our Chief Technology Officer, who is certified in radiotherapy physics, has received numerous awards, serves as an adjunct professor and is a published author in a variety of fields and has spent 20 years in his current role with the Company managing 72 physicists in the domestic U.S. and an internal radiation equipment development and maintenance team. Our Senior Vice President of Clinical Operations has been with the Company for 10 years and is a leading radiation oncologist who conducts radiation therapy research projects, publishes professional journal articles and presents at national cancer treatment meetings. These members of management and the teams that they lead provide both technical and clinical expertise throughout our network, enhancing the level of patient care, safety, and quality control. We feel our clinical and technological platform provides us with a significant competitive advantage in attracting new professional talent, upgrading equipment and operations of acquired centers, and the opportunity to distinguish ourselves with referral sources, payers and patients.

        Leading Radiation Oncologists—We have been successful in recruiting, acquiring practices from, and retaining radiation oncologists with excellent academic and clinical backgrounds who we believe have potential for professional growth. Our approximately 117 radiation oncologists in the domestic U.S. have an average of over 17 years of experience and we believe our most senior clinical leadership are regarded as industry leaders. As a physician-led organization, we value superior training, research capabilities and mentoring. In addition to being educated and trained at some of the world's most prestigious and well recognized medical training centers and universities, our physicians have held positions in radiation oncology's elite research institutes, societies and regulatory bodies. These institutions and societies include ASTRO, American College of Radiation Oncology ("ACRO"), Association of Freestanding Radiation Oncology Centers ("AFROC") and Radiation Therapy Oncology Group. Our clinical leadership also publishes frequently as academic contributors, having co-authored numerous white papers, radiation therapy research projects, and empirical studies in a wide range of international and domestic medical journals. We attract and retain our existing physicians by:

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

        Favorable Industry Dynamics—Cancer treatment is a large and growing market. In 2008, there were approximately 12.0 million people living with cancer or with a history of cancer in the United States. The market has been growing, with approximately 1.6 million new cases expected to be diagnosed in the United States in 2012. Radiation therapy remains a core treatment for cancer with nearly two-thirds of cancer patients receiving radiation therapy during their illness. The U.S. radiation therapy market was estimated to be approximately $8 billion in 2010. We believe that several factors will contribute to the continued expansion of the cancer treatment market and increased utilization of radiation therapy as one of the primary treatment methods, including:

  •
  the increased life expectancy and aging of the American population, which is likely to drive an increase in the incidence of the disease as approximately 77% of all cancers are diagnosed in persons 55 years of age and older;

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

        Strong Track Record of Successful Acquisitions and De Novo Facility Development—We have grown at a measured pace through a focused strategy of acquisitions and development of freestanding and hospital-based treatment centers. Since the beginning of 2003, we have acquired 68 treatment centers and have a successful track record of integrating our acquisitions as a result of our ability to leverage regional resources and technology, improve the mix of treatments, and put in place more favorable contracts for insurance and medical supplies that take advantage of our size. We have a deep corporate development team and unique market analysis software that enables us to proactively identify and prioritize acquisition targets based on demographics, payer landscape and competition, among other things. The radiation therapy market is highly fragmented. In 2010, approximately 30% of the market's freestanding centers are affiliated with the four largest provider networks, which includes Radiation Therapy Services, Inc. As a result, we believe our pipeline of potential targets is robust and acquisitions will remain a significant part of our core growth strategy. As a leading national platform company in the industry, we believe we are a preferred acquirer in light of the services and benefits we can offer.

        Since the beginning of 2003, we have also developed 25 de novo treatment centers and we continue to seek opportunities to develop additional de novo treatment centers as a means to strengthen our local market share. De novo treatment centers allow us to penetrate underserved markets or extend our local network and typically require lower initial capital expenditures. De novo treatment centers typically generate positive cash flow within six months after opening in an existing market and twelve to fifteen months after opening in a new market.

        Experienced and Committed Management Team and Equity Sponsor—Our senior management team, several of whom are practicing radiation oncologists, has extensive public and private sector experience in healthcare, in particular radiation oncology. Excluding our recently appointed Chief Financial Officer, our senior management team has been with us for an average of 14 years and averages approximately 17 years in the radiation therapy industry. Since 1999, members of our management team have helped to grow the Company from $56.4 million in total revenues to $644.7 million of total revenues for the year ended December 31, 2011. This growth has occurred both organically and through the integration of 105 treatment centers acquired since 1999. In addition, our equity sponsor, Vestar Capital Partners, Inc. ("Vestar"), has considerable experience making successful investments in a wide variety of industries, including healthcare.

Our Business Strategy

        We believe we are in a superior position relative to our competitors to capitalize on the opportunities in our market given our size, market locations, access to capital and clinical expertise as well as our experienced physician base and management team. The key elements to our strategy are:

        Maintain Emphasis on Service and Quality of Care—We focus on providing our patients with an environment that minimizes the stress and uncertainty of being diagnosed with and treated for cancer. We aim to enhance patients' overall quality of life by providing technologically advanced radiation treatment alternatives that deliver more effective radiation directly to cancerous cells while minimizing harm to surrounding tissues and reducing side effects. As an example, one of our most recent technologies, Gamma Function, provides enhanced quality control during treatment delivery. Gamma Function effectively measures the radiation byproduct, or throughput, as the beam exits the body, thereby measuring the accuracy of the radiation delivery to the prescribed tumor site and giving the physician more frequent opportunities to re-design treatment plans during a course of an overall treatment regimen. Additionally, we verify every accelerator's output daily and voluntarily re-calibrate each machine annually using the services provided by the M.D. Anderson Radiation Physics Center at the University of Texas to ensure that our stringent quality control standards are met. We have a compliance program that is consistent with guidelines issued by the Office of Inspector General ("OIG") of the Department of Health and Human Services ("DHHS"). Our compliance team, led by a senior officer who has been with the Company since 2004, coupled with our in-house physics and maintenance departments, complements our front-end focus on employing the best physicians and using the most advanced technologies to provide our patients with superior care in a safe and quality-controlled environment.

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

        Increase Revenue and Profitability of Our Existing Treatment Centers—We plan to continue to provide capital, support and technology to our existing centers to drive increased treatment volume, improve treatment mix, and leverage our strong market presence to generate operating efficiencies. We believe our scale and strategy of clustering treatment centers in local markets provide unique advantages for driving referrals, improving payer relationships and enhancing our clinical reputation, all of which lead to growth in patient volume. To drive increased operational efficiencies and increased profitability initiatives, in 2009 we refined our operating infrastructure to delineate between operating and clinical management at the senior management level. We now have eight domestic regional directors each with separate responsibility for business operations within their region. In concert with a newly revamped clinical board staffed with internal and external thought leaders in radiation oncology, this has allowed us to identify, measure and execute on opportunities for expense reduction and enhanced profitability. An example of one such initiative undertaken in 2009 was a more efficient approach to market optimization. Working with both the clinical and regional operations teams, we were able to recognize areas for improved technological coverage as well as identify a number of centers for closure as the existing patient volume could be serviced with a smaller, lower cost configuration of centers. Going forward, we believe this dual operating and clinical structure will not only continue to help us focus on increasing operating leverage but also more quickly facilitate the penetration of advanced technology and treatment methods across our centers, which enhances our overall treatment mix as newer technologies and treatments replace those that are older and less effective. We believe benefits resulting from leveraging our network of centers will continue to grow as we expand the platform through strategic acquisitions and internally developed treatment centers.

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

        Develop New Treatment Centers in Existing and New Markets—We plan to develop treatment centers to expand our existing local markets and selectively enter new local markets. As of December 31, 2011, we have two de novo treatment centers under development in the domestic U.S, including a replacement de novo treatment center and two de novo treatment centers under development in South America. We have significant experience in the design and construction of radiation treatment centers, having internally developed 25 treatment centers since the beginning of 2003. In 2009, we opened de novo treatment centers in Hammonton, New Jersey; Indio, California; Fort Myers, Florida; Southbridge, Massachusetts; Providence, Rhode Island and Yucca Valley, California, and in 2010, we opened de novo treatment centers in Pembroke Pines, Florida and Los Angeles, California. We evaluate potential expansion into new and existing local markets based on demographic characteristics, pre-existing relationships with physicians or hospitals, the competitive landscape and the payer and regulatory environments. Our newly-developed treatment centers typically achieve positive cash flow within six to fifteen months after opening, depending upon whether it is an existing or new market, and the use of third party organizations minimizes our up front capital requirements. We may also from time to time enter new local markets through strategic alliances and joint ventures.

        Expand Through Affiliations with Other Oncologists and Specialists—In select local markets, it may be advantageous to affiliate with physicians in medical specialties that are not primarily focused on radiation oncology, but are involved in the continuum of care for cancer patients. We may pursue these affiliations when opportunities arise to provide our patients with a more comprehensive treatment team to better target and treat tumors. In these instances, we believe we can further strengthen both our clinical working relationships and our standing within the local medical community. We currently operate as an integrated cancer care practice in a limited number of our markets, principally with other oncologists, including gynecological, surgical oncologists, and urologists.

Operations

        We have 29 years of experience operating radiation treatment centers. We have developed an integrated operating model, which is comprised of the following key elements:

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

        Clinical Research.    We believe that a well-managed clinical research program enhances the reputation of our radiation oncologists and our ability to recruit new radiation oncologists. Our treatment centers participate in national cooperative group trials and we have a full-time, in-house research staff to assure compliance with such trials and to perform related outcome analyses. We maintain a proprietary database of information on over 129,000 patients. The data collected includes tumor characteristics such as stage, histology and grade, radiation treatment parameters, other treatments delivered and complications. This data can be used by the radiation oncologists and others to conduct research, measure quality outcomes and improve patient care. These research and outcome studies often are presented at international conferences and published in trade journals. Through 2011, our radiation oncologists have published more than 670 articles in peer reviewed journals and related periodicals.

        Educational Initiatives.    In 1989, we founded The Radiation Therapy School for Radiation Therapy Technology, which is accredited by the Joint Review Committee on Education in Radiologic Technology. The school trains individuals to become radiation therapists. Upon graduation, students become eligible to take the national registry examination administered by the American Registry of Radiologic Technologists. Radiation therapists are responsible for administering treatments prescribed by radiation oncologists and monitoring patients while under treatment. Since opening in 1989, the school has produced 138 graduates, 69 of whom are currently employed by us.

        Recognizing a growing need for individuals trained in treatment planning, we founded a Training Program for Medical Dosimetry in 2005. A total of 20 trainees/prospective students have completed or are in the process of completing the program in dosimetry. As of December 31, 2011, 16 trainees have completed the program with one senior in progress and three students matriculated effective January 2012. Two students successfully passed the certifying exam administered by the Medical Dosimetry Certification Board in September 2011, with five eligible trainees scheduled to sit for the exam in March 2012. In June 2011, the program applied for initial accreditation via the Joint Review Committee on Education in Radiologic Technology (JRCERT; www.jrcert.org) effective with the matriculation in January 2012 of the four prospective students as members of the January 2012 - December 2012 class.

        In addition, we have an affiliated physics program with the University of Pennsylvania.

        Privacy of Medical Information.    We focus on being compliant with regulations under HIPAA, regarding privacy, security and transmission of health information. We have implemented such regulations into our existing systems, standards and policies to ensure compliance.

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

Treatment Centers

        As of December 31, 2011, we owned, operated and managed 118 freestanding and nine hospital-based treatment centers in our 28 domestic local markets and our international markets of which:

  •
  38 were internally developed;

  •
  80 were acquired; and

  •
  nine are hospital-based/other group.

        Internally Developed.    As of December 31, 2011, we operated 38 internally developed treatment centers located in Alabama, Arizona, California, Florida, Maryland, Massachusetts, Nevada, New Jersey, New York, Rhode Island and Mohali, India. In 2009, we developed new treatment centers in Hammonton, New Jersey; Indio, California; Fort Myers, Florida; Southbridge, Massachusetts; Providence, Rhode Island and Yucca Valley, California, and in the first half of 2010, we opened de novo treatment centers in Pembroke Pines, Florida and Los Angeles, California. In August 2011 we completed a replacement de novo radiation treatment facility in Alabama. Our team is experienced in the design and construction of radiation treatment centers, having developed 10 treatment centers in the past three years. Our newly-developed treatment centers typically achieve positive cash flow within six to fifteen months after opening. The following table sets forth the locations and other information regarding each of our internally developed radiation treatment centers in our local markets as of December 31, 2011:

Treatment Center	Year
Lee County—Florida
Broadway	1983
Cape Coral	1984
Lakes Park	1987
Bonita Springs	2002
Lehigh Acres	2003
Lee Cancer Center	2009
Charlotte/Desoto Counties—Florida
Port Charlotte	1986
Sarasota/Manatee Counties—Florida
Englewood	1992
Sarasota	1996
Venice	1998
Bradenton	2002
Lakewood Ranch	2008
Collier County—Florida
South Naples	1993
North Naples	1999
Northwest—Florida
Destin	2004
Crestview	2004
Miami-Dade County—Florida
Aventura	2007
Palm Beach County—Florida
West Palm Beach(1)	2002
Northeast—Florida
Jacksonville	2008
Las Vegas, Nevada
Henderson*	2000
Fort Apache*	2008
Central Maryland
Owings Mills(2)	2003
Westchester/Bronx—New York
Bronx/Lebanon*	2009
South New Jersey
Hammonton	2009
Rhode Island
Woonsocket(3)	2004
South County(4)	2005
Providence(5)	2007
Providence(6)	2009
Central Arizona
Scottsdale	2007
Palm Springs, California
Palm Desert*	2005
Rancho Mirage*	2008
Yucca Valley*	2009
Indio*	2009

Treatment Center	Year
Central Massachusetts
Southbridge(7)*	2009
Los Angeles, California
El Segundo*	2010
International—India
Mohali(8)	2008
Broward County—Florida
Pembroke Pines	2010
Southeastern Alabama
Andalusia	2011

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

        Acquired Treatment Centers.    As of December 31, 2011, we operated 80 acquired treatment centers located in Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina and West Virginia, including 30 acquired treatment centers in South America, Central America and the Caribbean. Over the past three years, we have acquired 35 treatment centers of which none were acquired in 2009, two were acquired in 2010 and 33 in 2011. We plan to continue to enter new markets through the acquisition of established treatment centers from time to time. As part of our ongoing acquisition strategy, we continually evaluate potential acquisition opportunities.

        The following table sets forth the locations and other information regarding each of the acquired radiation treatment centers in our local markets and international markets as of December 31, 2011:

Treatment Center	Year
Broward County—Florida
Plantation	1993
Deerfield Beach	1994
Coral Springs	1994
Tamarac	1999
Collier County—Florida
South Naples	2008
Northwest Florida
Fort Walton Beach	2001
Florida Keys
Key West	2003
Las Vegas, Nevada
Las Vegas (2 locations)*	2005
Westchester/Bronx—New York
Riverhill*	1998
Delmarva Peninsula
Berlin, Maryland	1998
Salisbury, Maryland	2007
Western North Carolina
Clyde*	2002
Brevard*	2002
Franklin*	2002
Marion*	2002
Rutherford*	2002
Park Ridge*	2003
Central Kentucky
Danville	2003
Louisville(1)	2003
Frankfort	2003
Southeastern Alabama
Dothan	2003
South New Jersey
Woodbury	2004
Voorhees	2004
Willingboro	2004
Central Maryland
Martinsburg, West Virginia(2)*	2005
Greenbelt, Maryland	2005
Belcamp, Maryland	2005
Bel Air, Maryland	2006
Fairlea, West Virginia	2008
Princeton, West Virginia	2010
Central Arizona
Casa Grande	2007
Sun City (2 locations)	2008
Phoenix	2008

Treatment Center	Year
Central Massachusetts
Holyoke*	2005
Los Angeles, California
Santa Monica*	2006
Southeastern Michigan
Pontiac*	2006
Madison Heights*	2006
Clarkson*	2006
Monroe*	2006
Macomb*	2006
Farmington Hills*	2006
Northern California
Redding (2 locations)(3)*	2007
Mt. Shasta(3)*	2008
Eastern North Carolina
Greenville*	2007
Goldsboro and Sampson*	2011
South Carolina
Myrtle Beach	2010
Argentina (23 locations)	2011
Costa Rica (2 locations)	2011
Dominican Republic (2 locations)	2011
El Salvador	2011
Guatemala	2011
Mexico	2011

*
These radiation therapy treatment centers are operated through an administrative services agreement.

(1)
We have a 90.0% ownership interest in this treatment center.

(2)
We have a 60.0% ownership interest in this treatment center.

(3)
We have a 57.3% ownership interest in this treatment center.

        Hospital-Based and Other Group Treatment Centers.    As of December 31, 2011, we operated seven hospital-based treatment centers and two centers with outside groups. We provide services at all of our hospital-based treatment centers pursuant to written agreements with the hospitals. At the Florida treatment center, we provide the services of our radiation oncologists to the outside group and receive the professional fees charged for such services. We also provide physics and dosimetry services on a fee-for-service basis. We also manage these treatment centers pursuant to an agreement with the hospital. A professional corporation owned by certain of our equityholders provides the radiation oncologists for the treatment centers in Mohawk Valley—New York. In connection with our hospital-based treatment center services, we provide technical and administrative services. Professional services in New York are provided by physicians employed by a professional corporation owned by certain of our officers, directors and equityholders. Professional services consist of services provided by radiation oncologists to patients. Technical services consist of the non-professional services provided by us in connection with radiation treatments administered to patients. Administrative services consist of services provided by us to the hospital-based center. The contracts under which the hospital based treatment centers are provided service are generally three to seven years with terms for renewal. The following table sets forth the locations and other information regarding each of our hospital-based radiation treatment centers in our local markets as of December 31, 2011:

Treatment Center	Year	Professional	Technical	Administrative
Lee County—Florida
Lakes Park(1)	2008	✓	✓
Westchester/Bronx—New York
Northern Westchester(2)	2005		✓	✓
Mohawk Valley—New York
Utica(2)	1998	✓	✓	✓
Rome(2)	1999	✓	✓	✓
Delmarva Peninsula
Seaford, Delaware(3)	2003		✓	✓
Eastern North Carolina
Kinston	2007	✓
Kentucky
London, Kentucky	2011	✓	✓	✓
Broward County—Florida
Broward General Hospital	2011	✓		✓
North Broward Hospital	2011	✓		✓

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

        California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina Treatment Centers.    Many states, including California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina prohibit us from employing radiation oncologists. As a result, we operate our treatment centers in such states pursuant to administrative services agreements between professional corporations and our wholly-owned subsidiaries. In the states of California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina, our treatment centers are operated as physician office practices. We typically provide technical services to these treatment centers in addition to our administrative services. For the years ended December 31, 2009, 2010 and 2011 approximately 23.6%, 22.1% and 18.0% of our net patient service revenue, respectively, was generated by professional corporations with which we have administrative services agreements. The professional corporations with which we have administrative services agreements in California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina are owned by certain of our directors, physicians and equityholders, who are licensed to practice medicine in the respective state.

        Our administrative services agreements generally obligate us to provide certain treatment centers with equipment, staffing, accounting services, billing and collection services, management, technical and administrative personnel and assistance in managed care contracting. Our administrative services agreements provide for the professional corporations to pay us a monthly service fee, which represents the fair market value of our services. It also provides for the parties to meet annually to reevaluate the value of our services and establish the fair market value. In California and Nevada, we are paid a fee based upon a fixed percentage of global revenue. In Michigan, we are paid a fee based upon a fixed percentage of net income. In New York and North Carolina, we are paid a fixed fee per procedure. The terms of our administrative services agreements with professional corporations range from 10 to 25 years and typically renew automatically for additional five-year periods. Under related agreements in certain states, we have the right to designate purchases of shares held by the physician owners of the professional corporations to qualified individuals under certain circumstances.

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

Employees

        As of December 31, 2011, we employed approximately 2,900 employees, including approximately 680 employees in our international markets. As of December 31, 2011, we were affiliated with 117 radiation oncologists in the domestic U.S. that were employed or under contract with us or our affiliated professional corporations. We do not employ any radiation oncologists in California, Delaware, Massachusetts, Michigan, Nevada, New York or North Carolina due to the laws and regulations in effect in these states. None of our employees in our U.S. domestic markets are a party to a collective bargaining agreement and we consider our relationships with our employees to be good. Approximately 370 employees in our international markets are covered by a collective bargaining agreement with the Health Care Providers union corresponding to the agreement N° 108/75. The agreement does not have a fixed term, although payment increase is negotiated every year by the labor union. There currently is a nationwide shortage of radiation oncologists and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate and manage our treatment centers. In addition to our radiation oncologists, we currently employ in the domestic U.S., 83 urologists, 31 surgeons and surgical oncologists, 16 medical oncologists and four gynecological and other oncologists, three pathologists, a pulmonologist and four primary care physicians whose practices complement our business in eight markets in Florida as well as our Arizona, North Carolina and Michigan local markets.

Seasonality

        Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods. 30 of our 127 radiation treatment centers are located in Florida.

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

        We estimate that approximately 44%, 48% and 48% of our net patient service revenue for 2009, 2010 and 2011, respectively, consisted of reimbursements from Medicaid and Medicare government programs. In order to be certified to participate in the Medicare and Medicaid programs, each provider must meet applicable conditions of participation and regulations of the DHHS relating to, among other things, the type of facility, operating policies and procedures, maintenance of equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. Our radiation treatment centers are certified to participate in the Medicare and Medicaid programs.

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

        In certain states we operate integrated cancer care practices and share ancillary profits within the practice. We believe we have structured these financial arrangements to comply with state fee-splitting laws. However, there can be no certainty that, if challenged, we will be found to be in compliance with each state's fee-splitting provisions and a successful challenge could have a material adverse effect on us.

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

        Certificate of Need.    Many states have enacted certificate of need laws, including but not limited to Kentucky, Massachusetts, Michigan, North Carolina Rhode Island, South Carolina and West Virginia, which require prior approval for a number of actions, including for the purchase, construction, acquisition, renovation or expansion of healthcare facilities and treatment centers, to make certain capital expenditures or to make changes in services or bed capacity. In deciding whether to approve certain requests, these states consider the need for additional or expanded healthcare facilities or services. The certificate of need program is intended to prevent unnecessary duplication of services and can be a competitive process whereby only one proposal among competing applicants who wish to provide a particular health service is chosen or a proposal by one applicant is challenged by another provider who may prevail in getting the state to deny the addition of the service.

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

Cost Containment

        We derived approximately 44% , 48% and 48% of our net patient service revenue for the years ended December 31, 2009, 2010 and 2011, respectively, from payments made by government sponsored healthcare programs, principally Medicare. These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that place limitations on reimbursement amounts, or changes in reimbursement coding, or practices could materially and adversely affect our financial condition and results of operations.

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

        In addition to current governmental regulation, both federal and state governments periodically propose legislation for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of such healthcare proposals, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect us. Other aspects of such proposals, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on our business. On March 21, 2010, the House of Representatives passed the Patient Protection and Affordable Care Act, and the corresponding reconciliation bill. President Obama signed the larger comprehensive bill into law on March 23, 2010 and the reconciliation bill on March 30, 2010. The comprehensive $940 billion dollar overhaul is expected to extend coverage to approximately 32 million previously uninsured Americans. We anticipate that the Health Care Reform Act will significantly affect how the healthcare industry operates in relation to Medicare, Medicaid and the insurance industry. The Health Care Reform Act contains a number of provisions, including those governing fraud and abuse, enrollment in federal health care programs, and reimbursement changes, which will impact existing government health care programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. It is not possible at this time to predict what, if any, additional reforms will be adopted by Congress or state legislatures, or when such reforms would be adopted and implemented. As healthcare reform progresses and the regulatory environment accommodates reform, it is likely that changes in state and federal regulations will necessitate modifications to our agreements and operations. While we believe we will be able to restructure in accordance with applicable laws and regulations, we cannot assure that such restructuring in all cases will be possible or profitable.

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

        Our corporate website is www.rtsx.com and we make available copies of our filings under the Exchange Act, including Annual Reports on Form 10-K,, Quarterly Reports on Form 10-Q , Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our website, free of charge, under the heading "SEC Filings", as soon as reasonably practicable after such material is filed or furnished to the SEC. The information contained on the website is not part of this Annual Report on Form 10-K and is not incorporated into this Annual Report on Form 10-K by reference.

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

        Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 44%, 48% and 48% of our net patient service revenue for the years ended December 31 2009, 2010 and 2011, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid payment. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. The Centers for Medicare & Medicaid Services ("CMS") can change these schedules and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

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

        Medicare reimbursement rates for all procedures under Medicare are determined by a formula which takes into account a conversion factor ("CF") which is updated on an annual basis based on the sustainable growth rate ("SGR"). On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout the year by passing several pieces of legislation. Additionally, in June 2010, Congress passed a 2.2% increase. The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of 2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, and then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012. If future reductions are not suspended, and if a permanent "doc fix" is not signed into law, the reimbursement decrease currently scheduled to take effect on January 1, 2013, will have a significant adverse impact on our business.

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

        We estimate that approximately 55%, 51% and 51% of our net patient service revenue for the years ended December 31 2009, 2010 and 2011 respectively, was derived from commercial payers such as managed care organizations and private health insurance programs as well as individuals. As of December 31, 2011, we have over 1,300 contracts with commercial payers. These commercial payers generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payer rates are generally higher than government program reimbursement rates, commercial payer rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward certain additional managed care payers or Medicare or Medicaid reimbursements, then our revenue and profitability may decline and our operating margins will be reduced. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts as well as enter into new managed care contracts on terms favorable to us. Any inability to maintain suitable financial arrangements with commercial payers could have a material adverse impact on our business.

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

        Most of our approximately 117 radiation oncologists in the domestic U.S. are employed under employment agreements which, among other things, provide that the radiation oncologists will not compete with us (or the professional corporations contracting with us) for a period of time after their employment terminates. Such covenants not to compete are enforced to varying degrees from state to state. In most states, a covenant not to compete will be enforced only to the extent that it is necessary to protect the legitimate business interest of the party seeking enforcement, that it does not unreasonably restrain the party against whom enforcement is sought and that it is not contrary to the public interest. This determination is made based upon all the facts and circumstances of the specific case at the time enforcement is sought. It is unclear whether our interests under our administrative services agreements will be viewed by courts as the type of protected business interest that would permit us or the professional corporations to enforce a non-competition covenant against the radiation oncologists. Since our success depends in substantial part on our ability to preserve the business of our radiation oncologists, a determination that these provisions are unenforceable could have a material adverse effect on us.

We depend on our senior management and we may be materially harmed if we lose any member of our senior management.

        We are dependent upon the services of our senior management, especially Daniel E. Dosoretz, M.D., our Chief Executive Officer, President and a director on the Company's board of directors, Daniel H. Galmarini, our Chief Technology Officer, Constantine A. Mantz, M.D., our Chief Medical Officer, Eduardo Fernandez, M.D. Ph.D., Senior Vice President, Physician Management and Alejandro Dosoretz, President and Chief Executive Officer of Medical Developers, LLC ("MDLLC"). We have entered into executive employment agreements with certain members of our senior management, including Dr. Dosoretz. Because these members of our senior management team have been with us for over 10 years and have contributed greatly to our growth, their services would be very difficult, time consuming and costly to replace. We carry key-man life insurance on Dr. Dosoretz. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave our employ, to compete with us or to reduce their involvement, could have a material adverse effect on our business.

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

Our substantial debt could adversely affect our financial condition.

        We have $679.0 million of total debt outstanding. Subject to the limits contained in the indenture governing our notes and our senior secured credit facilities, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

  •
  making it more difficult for us to satisfy our obligations with respect to our debt;

  •
  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

  •
  requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

  •
  placing us at a disadvantage compared to other, less leveraged competitors; and

  •
  increasing our cost of borrowing.

        Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

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

        If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 44%, 48% and 48% of our net patient service revenue for the years ended December 31 2009, 2010 and 2011, respectively, consisted of payments from Medicare and Medicaid programs. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have not been errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

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

        Certain states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in California, Massachusetts, Michigan, Nevada, New York and North Carolina, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2009, 2010 and 2011, $122.2 million, $118.4 million and $114.7 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $395.4 million, $417.5 million and $524.0 million, respectively, from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on any basis, including on the basis of state laws prohibiting the corporate practice of medicine nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

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

        Over the past three years we have acquired 35 treatment centers and developed 10 treatment centers. When we acquire or develop additional treatment centers, we may:

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

        We have recently commenced significant operations in foreign countries. Currently, we operate through 22 legal entities in Argentina, the Dominican Republic, Costa Rica, Mexico and El Salvador, in

addition to our operations in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

  •
  new and different legal and regulatory requirements in local jurisdictions, which may conflict with U.S. laws;

  •
  local economic conditions;

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

        Further, our international operations require us to comply with a number of United States and international regulations. For example, we must comply with the Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions, and our results of operations and financial condition could be materially and adversely affected.

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

        A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for approximately 60% and 69% of the total assets on our balance sheet as of December 31, 2011 and 2010, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations. For the year ended December 31, 2010, we wrote-off approximately $91.2 million in goodwill as a result of our annual impairment test and an additional $2.5 million as a result of closing certain radiation treatment centers. For the year ended December 31, 2011, we wrote-off approximately $360.6 million in goodwill, trade name, leasehold improvements and other investments as a result of our annual impairment testing of our goodwill and indefinite-lived intangible assets and rebranding initiatives relating to our trade name.

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

We are addressing a previous material weakness with respect to our internal controls.

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

        Our Florida treatment centers accounted for approximately 46%, 45% and 40% of our freestanding radiation revenues during the years ended December 31 2009, 2010 and 2011, respectively. Our treatment centers are also concentrated in the states of Michigan and North Carolina, which accounted for approximately 3.5% and 6.5%, respectively, of our freestanding radiation revenues for the year ended December 31, 2011. This concentration makes us particularly sensitive to regulatory requirements in those locations, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee-splitting, corporate practice of medicine, anti-trust, licensing and certificates of need, as well as economic and other conditions which could impact us. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our revenue and profitability may decline.

Our treatment centers in Florida and other areas that could be disrupted or damaged by hurricanes.

        Florida is susceptible to hurricanes and we currently have 30 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 46%, 45% and 40% of our freestanding radiation revenues during the years ended December 31 2009, 2010 and 2011, respectively. In 2005, 21 of our treatment centers in South Florida were disrupted by Hurricane Wilma which required us to close all of these centers for one business day. Although none of these treatment centers suffered structural damage as a result of the hurricane, their utility services were disrupted. While Hurricane Wilma did not have any long-term impact on our business, our Florida treatment centers and any of our other treatment centers located in other areas that are in the path of a hurricane could be subject to significant hurricane-related disruptions and/or damage in the future and could have an adverse affect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all of our hurricane-related losses.

We have potential conflicts of interest relating to our related party transactions which could harm our business.

        We have potential conflicts of interest relating to existing agreements we have with certain of our directors, executive officers and equityholders. In 2009, 2010 and 2011, we paid an aggregate of $17.1 million, $19.9 million and $21.5 million, respectively, under certain of our related party agreements, including leases, and we received $89.3 million, $85.6 million and $82.7 million, respectively, pursuant to our administrative services agreements with related parties. Potential conflicts of interest can exist if a related party has to make a decision that has different implications for us and the related party. If a dispute arises in connection with any of these agreements, if not resolved satisfactorily to us, our business could be harmed. These agreements include

  •
  administrative services agreements with professional corporations that are owned by certain of our directors, executive officers and equityholders;

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

        Additionally, we lease 34 of our properties from ownership groups that consist of certain of our directors, executive officers and equityholders. Our lease for the Broadway office in Fort Myers, Florida is on a month-to-month basis and there can be no assurance that it will continue in the future. We may be unable to renegotiate these leases when they come up for renewal on terms acceptable to us, if at all.

        In October 2003, we replaced our existing third-party medical malpractice insurance coverage with coverage we obtained from an insurance entity which is owned by certain of our directors, executive officers and equityholders. We renewed this coverage in 2009, 2010 and 2011, with the approval of the Audit/Compliance Committee of the Company's board of directors. We may be unable to renegotiate this coverage at acceptable rates and comparable coverage may not be available from third-party insurance companies. If we are unsuccessful in renewing our malpractice insurance coverage, we may not be able to continue to operate without being exposed to substantial risks of claims being made against us for damage awards we are unable to pay.

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

        Several articles have been published discussing the risks of (sometimes fatal) errors in radiation therapy treatment, especially those relating to linear accelerators. In response, American College of Radiation Oncology ("ACRO") has called for required accreditation of all facilities which bill Medicare for advanced medical imaging and radiation oncology services, including those in hospitals. In addition, the American Society for Radiation Oncology called for the establishment of the nation's first central database for the reporting of errors involving linear accelerators and CT scanners. Federal legislation in these areas is under consideration and a congressional hearing was recently held.

        Of our 96 domestic U.S. treatment centers, 79 have received or are in process of receiving ACRO accreditation. In addition to a deep physics infrastructure and internal maintenance department, we have recently begun to utilize Gamma Function as a broad application radiation safety monitoring tool to minimize potential errors in our radiation therapy treatments. While we continue to improve upon safety measures aimed at minimizing errors in radiation therapy treatment in accordance with our internal protocols as well as the mandates of organizations like ACRO, we cannot assure you that any further critical press and government scrutiny will not adversely affect our business and results of operations.

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

        Vestar indirectly controls approximately 81% of the Class A voting equity units of RT Investments LLC, which controls us, and which in turn controls Radiation Therapy Services, Inc. ("RTS"). As a result, they have the power to elect a majority of RTS's board of directors and effectively have control over major decisions regardless of whether noteholders believe that any such decisions are in their own best interests. The interests of Vestar as an equity holder may conflict with your interests as a noteholder of RTS. Vestar may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on the notes. In addition, Vestar may have an interest in pursuing acquisitions, divestitures, financings or other transactions that it believes could enhance its equity investments even though such transactions might involve risks to you as a noteholder of RTS.

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

        Our radiation treatment centers typically range in size from 5,000 to 12,000 square feet. We currently operate 127 radiation treatment centers in Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina, West Virginia and in international markets in South America, Central America and the Caribbean located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala and El Salvador. We own the real estate on which four of our treatment centers are located. We lease land and space at 114 treatment center locations, of which in 34 of these locations, certain of our directors, executive officers and equityholders have an ownership interest. These leases expire at various dates between 2012 and 2044 and 71 of these leases have one or more renewal options of five or 10 years. Also, nine of our treatment center locations are in hospital-based and other group facilities. We consider all of our offices and treatment centers to be well-suited to our present requirements. However, as we expand to additional treatment centers, or where additional capacity is necessary in a treatment center, additional space will be obtained where feasible. For further information relating to our properties and treatment centers, can be found in Item 1 of this report under the caption, "Business—Treatment Centers."

Item 3.    Legal Proceedings

        We are involved in certain legal actions and claims that arise in the ordinary course of our business. We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable to Radiation Therapy Services Holdings, Inc.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        We are a direct wholly owned subsidiary of RT Investments. Accordingly, there is no public trading market for our common stock.

Stockholders

        As of March 1, 2012, there was one owner of record of our common stock, RT Investments.

Dividends

        We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

        Our senior secured credit facilities and the indenture governing the senior subordinated notes generally prohibit the payment of dividends by us on shares of our common stock, with certain limited exceptions.

Equity Compensation Plan Information

        The following table lists the number of securities of RT Investments available for issuance as of December 31, 2011 under the RT Investments equity-based incentive plan, as amended. For a description of the plan, please see note 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	N/A	N/A	Non-voting preferred equity units: 4,874
Voting Class A equity units: 22,608
Non-voting Class B equity units: 13,815
Non-voting Class C equity units: 51,040
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Non-voting preferred equity units: 4,874
TOTAL	—	—	Voting Class A equity units: 22,608
Non-voting Class B equity units: 13,815
Non-voting Class C equity units: 51,040

Unregistered Sales of Equity Securities

        On March 1, 2011, 25 shares of common stock of the Company were issued in connection with our acquisition of MDLLC, which we refer to herein as the "MDLLC Acquisition". In addition, the Company's direct parent, RT Investments issued 13,660 Preferred Units and 258,955 Class A Units as a component of the consideration in the MDLLC Acquisition.

        The Company's direct parent, RT Investments, sold equity securities during this period. The following table sets forth the number of units of common equity of RT Investments issued during 2011 pursuant to the RT Investments equity-based incentive plan, as amended. The units were granted under Rule 701 promulgated under the Securities Act.

Dates	Title of Securities	Amount	Purchasers	Consideration
March 1, 2011	Class B non-voting equity units	12,499	Key Employee	$3,125
	Class C non-voting equity units	32,325	Key Employee	$1,616
March 1, 2011	Class B non-voting equity units	20,831	One Officer	$5,208
	Class C non-voting equity units	53,874	One Officer	$2,694
March 14, 2011	Class B non-voting equity units	2,083	Key Employee	$521
	Class C non-voting equity units	5,387	Key Employee	$269
March 14, 2011	Class B non-voting equity units	4,166	Key Employee	$1,042
	Class C non-voting equity units	10,775	Key Employee	$539
July 5, 2011	Class B non-voting equity units	2,083	Key Employee	$521
	Class C non-voting equity units	5,387	Key Employee	$269

Repurchases of Equity Securities

        The Company's direct parent, RT Investments repurchased the following equity units during 2011:

Dates	Title of Securities	Amount	Repurchase From	Consideration
March 1, 2011	Class B non-voting equity units	33,330	One Officer	$8,333
	Class C non-voting equity units	86,199	One Officer	$4,310

Item 6.    Selected Financial Data

        The following selected historical consolidated financial data as of and for the years ended December 31, 2009, 2010 and 2011 (Successor) were derived from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. The selected historical consolidated financial data as of December 31, 2007 and for the year then ended (Predecessor) and for the period from January 1 to February 21, 2008 (Predecessor), and the period from February 22 to December 31, 2008 (Successor) were derived from our audited consolidated financial statements, adjusted for the retrospective presentation impact of changes in accounting guidance related to non-controlling interests, which are not included in this Annual Report on Form 10-K. On October 19, 2007, our wholly owned subsidiary, Radiation Therapy Services, Inc. ("RTS"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Radiation Therapy Investments, LLC ("RT Investments"), Parent and RTS MergerCo, Inc., a wholly owned subsidiary of Parent, pursuant to which RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the "Merger"). As a result of the purchase accounting treatment applied for the Merger, our audited consolidated financial statements include the consolidated accounts of the Successor as of December 31, 2011, 2010 and 2009. For dates prior to February 22, 2008, our audited consolidated financial statements are of the Predecessor. These statements have been prepared using the Predecessor's basis in the assets and liabilities and the historical results of operations for periods prior to the Merger. Periods subsequent to February 22, 2008 have been prepared using our basis in the assets and liabilities acquired in the purchase transaction. Our historical results included below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of our future performance. You should read the following data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, and other financial information included in this Annual Report on Form 10-K.

	Predecessor		Successor
	Year Ended December 31, 2007	Period From January 1 to February 21, 2008	Period From February 22 to December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
(in thousands):
Consolidated Statements of Operations Data:
Net patient service revenue	$381,586	$76,927	$413,305	$517,646	$535,913	$638,690
Other revenue	8,595	1,179	5,864	6,838	8,050	6,027

Total revenues	390,181	78,106	419,169	524,484	543,963	644,717
Salaries and benefits	203,408	42,209	206,159	259,532	282,302	326,782
Medical supplies	12,982	2,924	32,545	45,361	43,027	51,838
Facility rent expense	10,877	2,269	13,783	22,106	27,885	33,375
Other operating expenses	17,896	3,102	17,027	24,398	27,103	33,992
General and administrative expenses	45,656	20,340	43,393	54,537	65,798	81,688
Depreciation and amortization	25,776	5,347	32,609	46,416	46,346	54,084
Provision for doubtful accounts	9,648	3,789	17,896	12,871	8,831	16,117
Interest expense, net	19,726	4,721	55,100	62,502	58,505	60,656
Gain on sale of interest in a radiation practice	—	—	(3,113)	—	—	—
Loss on sale of assets of a radiation treatment center	—	—	—	—	1,903	—
Termination of professional services agreement	—	—	7,000	—	—	—
Loss on sale of real estate	—	—	1,036	—	—	—
Loss on investments	—	—	—	—	—	250
Gain on fair value adjustment of previously held equity investment	—	—	—	—	—	(234)
Loss on foreign currency translations	—	—	—	—	—	106
Loss on forward currency derivative contracts	—	—	—	—	—	672
Early extinguishment of debt	—	3,688	—	—	10,947	—
Impairment loss	1,568	—	—	3,474	97,916	360,639

Total expenses	347,537	88,389	423,435	531,197	670,563	1,019,965
Income (loss) before income taxes	42,644	(10,283)	(4,266)	(6,713)	(126,600)	(375,248)
Income tax expense (benefit)	15,525	570	(1,413)	1,002	(12,810)	(25,365)

Net income (loss)	27,119	(10,853)	(2,853)	(7,715)	(113,790)	(349,883)
Net income attributable to non-controlling interests	(1,211)	(19)	(2,483)	(1,835)	(1,698)	(3,558)

Net income (loss) attributable to Radiation Therapy Services Holdings, Inc. shareholder	$25,908	$(10,872)	$(5,336)	$(9,550)	$(115,488)	$(353,441)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$10,310		$49,168	$32,958	$13,977	$10,177
Working capital(1)	67,946		93,935	49,970	19,076	19,929
Total assets	582,096		1,405,940	1,379,225	1,236,330	998,592
Finance obligations	34,146		60,605	77,230	8,568	14,266
Total debt	305,159		577,444	549,059	598,831	679,033
Total equity	176,492		629,171	622,007	508,208	177,294
Other Financial Data:
Ratio of earnings to fixed charges(2)	2.95x	—	—	—	—	—
Deficiency to cover fixed charges(3)	—	10,341	6,631	9,127	128,292	377,137

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the "Selected Financial Data "and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as "expect", "anticipate", "plan", "believe", "seek", "estimate", "intend", "future" and similar expressions to identify forward-looking statements. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled "Risk Factors". You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

Overview

        We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation, Intensity Modulated Radiation Therapy ("IMRT"), as well as newer, more technologically-advanced procedures. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and, as of December 31, 2011 we provided radiation therapy services in 127 treatment centers. Most of our treatment centers are strategically clustered into 28 local markets in 16 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia and 30 treatment centers are operated in South America, Central America and the Caribbean and one center located in India. Of these 127 treatment centers, 38 treatment centers were internally developed, 80 were acquired and nine involve hospital-based treatment centers and other groups. We have continued to expand our affiliation with physician specialties in closely related areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

        On October 19, 2007, our wholly owned subsidiary, RTS entered into an Agreement and Plan of Merger (the "Merger Agreement") with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the "Merger"). Upon completion of the Merger, each share of RTS's common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments' management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the "Closing"). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. At December 31, 2011, Vestar and its affiliates currently control approximately 81% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS's common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (Class B and C non-voting equity units) from an equity pool representing up to 13% of the common equity value of RT Investments, which as of December 31, 2011 was 12.1%. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments.

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

	Year Ended December 31,
Payer (Domestic U.S.)	2009	2010	2011
Medicare	42.0%	44.6%	44.9%
Commercial	54.7	50.9	50.9
Medicaid	2.4	3.0	2.8
Self pay	0.9	1.5	1.4

Total net patient service revenue	100.0%	100.0%	100.0%

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

        Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.8% of our net patient service revenue for the year ended December 31, 2011.

        Medicare reimbursement rates are determined by a formula which takes into account an industry wide Conversion Factor ("CF") multiplied by Relative Value Units ("RVUs") determined on a per procedure basis. The CF and RVUs may change on an annual basis. In 2009, the CF decreased by 5.3%. The net result of changes to the CF and RVUs over the last several years prior to 2009 has had an immaterial impact on our business, with the CF percentage decrease in 2009 having a significant impact on our business. It is difficult, however, to forecast the future impact of any changes. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in a decrease in our total revenues and net income.

        On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease through the end of 2010 by passing several pieces of legislation. Additionally, in June 2010, Congress passed a 2.2% increase. The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress further delayed the scheduled cut until the end of 2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, and then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012. If future reductions are not suspended, and if a permanent "doc fix" is not signed into law, the reimbursement decrease currently scheduled to take effect on January 1, 2013, will have a significant adverse impact on our business.

        In the final Medicare 2012 Physician Fee Schedule, CMS indicates that the primary impacts to specialties are due to the third year of the four-year transition to the utilization of the new Physician Practice Information Survey data and the rebasing of the Medicare Economic Index. However, changes also occurred between the 2012 Proposed and Final Physician Fee Schedule that relate to American

Medical Association Relative Value Scale Update Committee, ("AMA RUC") recommendations on certain radiation oncology codes. Because these changes were not included in the 2012 Proposed Physician Fee Schedule, CMS has listed the updated values for these codes as "interim" and has provided a 60-day period for comment. The only Federal Register publication regarding the Physician Fee Schedule since that time, which appeared on January 4, 2012, did not address this issue.

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

Years Ended December 31, 2009, 2010 and 2011

        For the year ended December 31, 2011, our total revenues grew by 18.5%, over the prior year, while our total revenues for the year ended December 31, 2010 grew by 3.7% over the prior year. For the years ended December 31, 2011, 2010 and 2009, we had total revenues of $644.7 million, $544.0 million and $524.5 million, respectively.

        For the years ended December 31, 2011, 2010 and 2009, net patient service revenue comprised 99.1%, 98.5% and 98.7%, respectively, of our total revenues. In states where we employ radiation oncologists, we derive our net patient service revenue through fees earned from the provision of the professional and technical component fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. As of December 31, 2011, we employed the physicians in 86 of our treatment centers and operated pursuant to administrative services agreements in 41 of our treatment centers. In accordance with ASC 810, we consolidate the operating results of certain of the professional corporations for which we provide administrative services into our own operating results. In 2011, 2010 and 2009, 18.0%, 22.1% and 23.6%, respectively, of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

        In our net patient service revenue for the years ended December 31, 2011, 2010, and 2009, revenue from the professional-only component of radiation therapy and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 25.8%, 26.4%, and 24.8%, respectively, of our total revenues.

        For the years ended December 31, 2011, 2010 and 2009, other revenue comprised approximately 0.9%, 1.5% and 1.3%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

        The following table summarizes key operating statistics of our results of operations for the periods presented:

	Year Ended December 31,			Year Ended December 31,
Domestic U.S.	2009	2010	% Change	2010	2011	% Change
Number of treatment days	255	254		254	255
Total RVU's—freestanding centers	10,818,119	10,833,260	0.1%	10,833,260	12,366,538	14.2%
RVU's per day—freestanding centers	42,424	42,651	0.5%	42,651	48,496	13.7%
Percentage change in RVU's per day—freestanding centers—same practice basis	2.7%	(2.1)%		(2.1)%	11.6%
Total treatments—freestanding centers	480,871	478,592	(0.4)%	478,952	491,902	2.7%
Treatments per day—freestanding centers	1,886	1,886	0.0%	1,886	1,929	2.3%
Percentage change in revenue per treatment—freestanding centers—same practice basis	(0.3)%	0.7%		0.7%	1.9%
Percentage change in treatments per day—freestanding centers—same practice basis	(1.9)%	(4.3)%		(4.3)%	0.4%
Number of regions at period end (global)	8	8		8	9

Number of local markets at period end	28	28		28	28

Treatment centers—freestanding (global)	90	89	(1.1)%	89	118	32.6%
Treatment centers—hospital / other groups (global)	7	6	(14.3)%	6	9	50.0%

	97	95	(2.1)%	95	127	33.7%

Days sales outstanding at quarter end	44	41		41	39
Percentage change in freestanding revenues—same practice basis	(3.1)%	(3.6)%		(3.6)%	2.7%
Net patient service revenue—professional services only (in thousands)	$129,909	$143,487		$143,487	$166,090

        The following table summarizes key operating statistics of our results of operations for our international operations for the three months and year ended December 31, 2010 and 2011:

	Three Months Ended December 31,			Years Ended December 31,
International	2010*	2011	% Change	2010*	2011*	% Change
Number of treatments
2-D treatments	1,331	1,404		5,646	5,411
3-D treatments	1,634	1,875		6,010	6,888
IMRT treatments	319	453		1,047	1,478

Total	3,284	3,732	13.6%	12,703	13,777	8.5%

*
includes full period operating statistics, including period prior to our acquisition on March 1, 2011

International

        MDLLC's net patient service revenue increased $2.6 million, or 14.7%, from $17.7 million to $20.3 million for the three months ended December 31, 2011 as compared to the three months ended September 30, 2011. Total revenue was positively impacted by $1.0 million of revenue from the acquisition of four radiation treatment facilities in November 2011, and the opening of new treatment centers in San Juan, Argentina and San Salvador, El Salvador in February and March 2011, respectively. The continued ramp-up in operations at our Centro de Radiaciones de La Costa and Centro de Radioterapia Siglo XXI subsidiaries in Argentina which opened in May and July 2010, respectively also favorably impacted revenue growth. In addition, we experienced growth in the number of new patient treatments initiated during the quarter by 233 versus the September quarter and 448 versus the prior year's quarter, of which 250 pertained to the acquired operations in November 2011. The trend toward more clinically-advanced treatments continued during the quarter with an increase in the number of higher-revenue 3D and IMRT treatments.

        Facility gross profit increased $0.9 million, or 9.0% from $10.0 million to $10.9 million for the three months ended December 31, 2011 as compared to the three months ended September 30, 2011. Facility-level gross profit as a percentage of net patient service revenue decreased to 53.7% from 56.5%, primarily due to an increase in physician compensation, incremental depreciation expense relating to our continued growth and investment in Latin America, facility rent expense from our recent acquisition in Argentina, and expenses from the outsourcing of scans.

        The following table presents summaries of results of operations for the years ended December 31, 2009, 2010 and 2011 (dollars in thousands). This information has been derived from the consolidated statements of income and comprehensive income included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(in thousands):	2009		2010		2011
Revenues:
Net patient service revenue	$517,646	98.7%	$535,913	98.5%	$638,690	99.1%
Other revenue	6,838	1.3	8,050	1.5	6,027	0.9

Total revenues	524,484	100.0	543,963	100.0	644,717	100.0
Salaries and benefits	259,532	49.5	282,302	51.9	326,782	50.7
Medical supplies	45,361	8.6	43,027	7.9	51,838	8.0
Facility rent expenses	22,106	4.2	27,885	5.1	33,375	5.2
Other operating expenses	24,398	4.7	27,103	5.0	33,992	5.3
General and administrative expenses	54,537	10.4	65,798	12.1	81,688	12.7
Depreciation and amortization	46,416	8.8	46,346	8.5	54,084	8.4
Provision for doubtful accounts	12,871	2.5	8,831	1.6	16,117	2.5
Interest expense, net	62,502	11.9	58,505	10.8	60,656	9.4
Loss on sale of assets of a radiation treatment center	—	—	1,903	0.3	—	—
Early extinguishment of debt	—	—	10,947	2.0	—	—
Impairment loss	3,474	0.7	97,916	18.0	360,639	55.9
Loss on investments	—	—	—	—	250	—
Gain on fair value adjustment of previously held equity investment	—	—	—	—	(234)	—
Loss on foreign currency transactions	—	—	—	—	106	—
Loss on forward currency derivative contracts	—	—	—	—	672	0.1

Total expenses	531,197	101.3	670,563	123.2	1,019,965	158.2
Loss before income taxes	(6,713)	(1.3)	(126,600)	(23.2)	(375,248)	(58.2)
Income tax expense (benefit)	1,002	(0.2)	(12,810)	(2.4)	(25,365)	(3.9)

Net loss	(7,715)	(1.5)	(113,790)	(20.8)	(349,883)	(54.3)
Net income attributable to non-controlling interest	(1,835)	(0.3)	(1,698)	(0.3)	(3,558)	(0.6)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(9,550)	(1.8)%	$(115,488)	(21.1)%	$(353,441)	(54.9)%

Comparison of the Years Ended December 31, 2010 and 2011

        Total revenues.    Total revenues increased by $100.7 million, or 18.5%, from $544.0 million in 2010 to $644.7 million in 2011. Total revenue was positively impacted by $98.7 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2010 and 2011 through the acquisition of several urology, medical oncology and surgery practices in Florida, Arizona, North and South Carolinas, California and the acquisition of physician radiation practices in South Carolina, West Virginia, California, North Carolina and the acquisition of 30 physician practices in South America, Central America and the Caribbean, the opening of three de novo centers and an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site and two hospital professional services arrangements as follows:

Date	Sites	Location	Market	Type
March 2010	1	El Segundo, California	Los Angeles, California	De Novo
May 2010	1	Pembroke Pines, Florida	Florida—East Coast	De Novo
May 2010	1	Myrtle Beach, South Carolina	South Carolina	Acquisition
December 2010	1	Princeton West Virginia	West Virginia	Acquisition
March 2011	26	South America, Central America and the Caribbean	—	Acquisition
June 2011	1	London, Kentucky	Kentucky	Hospital-based / other groups
August 2011	1	Andalusia, Alabama	Alabama	De Novo
August 2011	1	Redding, California	California	Acquisition
September 2011	2	Broward County—Florida	Florida—East Coast	Hospital-based / other groups
November 2011	4	South America	—	Acquisition
December 2011	2	Goldsboro and Sampson, North Carolina	Eastern, North Carolina	Acquisition

        Revenue from CMS for the 2011 PQRI program decreased approximately $2.5 million offset by an increase in our existing local markets and practices by approximately $4.5 million, net of a $1.6 million reduction relating to non-renewal of the capitated contracts in our Las Vegas, Nevada market.

Expenses

        Salaries and benefits.    Salaries and benefits increased by $44.5 million, or 15.8%, from $282.3 million in 2010 to $326.8 million in 2011. Salaries and benefits as a percentage of total revenues decreased from 51.9% in 2010 to 50.7% in 2011. Additional staffing of personnel and physicians due to our expansion in urology and surgery practices in southwest Florida, Arizona, North and South Carolinas and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011 contributed $46.8 million to our salaries and benefits. Stock compensation expense included in our salaries and benefits increased $0.4 million as a result of a repurchase of vested units from an executive for use in future reissuance to other executives. For existing practices and centers within our local markets, salaries and benefits decreased $3.6 million, predominately related to our cost reduction program implemented during the third quarter of 2011 offset by additional staffing in our research and development group developing software for our medical equipment of approximately $0.9 million.

        Medical supplies.    Medical supplies increased by $8.8 million, or 20.5%, from $43.0 million in 2010 to $51.8 million in 2011. Medical supplies as a percentage of total revenues increased from 7.9% in 2010 to 8.0% in 2011. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related and other medical supplies. Approximately $4.9 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona, North and South Carolinas and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $3.9 million as we continue to see stable and improving patient volumes and treatment counts in our existing local markets. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

        Facility rent expenses.    Facility rent expenses increased by $5.5 million, or 19.7%, from $27.9 million in 2010 to $33.4 million in 2011. Facility rent expenses as a percentage of total revenues increased from 5.1% in 2010 to 5.2% in 2011. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $3.5 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona, North and South Carolinas and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. On March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result of the refinancing of the landlords' mortgages on these respective properties, we derecognized approximately $64.8 million in real estate subject to finance obligation. As a result of the derecognition, our facility rent expense increased by approximately $2.0 million in 2011.

        Other operating expenses.    Other operating expenses increased by $6.9 million or 25.4%, from $27.1 million in 2010 to $34.0 million in 2011. Other operating expense as a percentage of total revenues increased from 5.0% in 2010 to 5.3% in 2011. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $8.7 million of the increase was related to our expansion in urology and surgery practices in southwest Florida, Arizona, North and South Carolinas and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011, offset by a decrease of approximately $1.8 million in our remaining practices and centers in existing local markets, primarily as a result of a decrease in operating leases on certain of our medical equipment and contract labor for radiation therapists.

        General and administrative expenses.    General and administrative expenses increased by $15.9 million or 24.1%, from $65.8 million in 2010 to $81.7 million in 2011. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 12.1% in 2010 to 12.7% in 2011. The increase of $15.9 million in general and administrative expenses was due to an increase of approximately $9.6 million relating to our expansion in urology and surgery practices in southwest Florida, Arizona, North and South Carolinas and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase of approximately $4.8 million in our remaining practices and treatments centers in our existing local markets, an increase of approximately $1.3 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, an increase in costs of $0.7 million associated with improvements in our income tax provision process offset by a decrease of approximately $0.5 million in litigation settlements with certain physicians.

        Depreciation and amortization.    Depreciation and amortization increased by $7.7 million, or 16.7%, from $46.3 million in 2010 to $54.1 million in 2011. Depreciation and amortization expense as a percentage of total revenues decreased from 8.5% in 2010 to 8.4% in 2011. The increase of $7.7 million in depreciation and amortization was primarily due to an increase of approximately $4.4 million relating to our expansion in urology and surgery practices in southwest Florida, Arizona, North and South Carolinas and California, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $4.3 million, $0.9 million increase due to the amortization of our trade name offset by a decrease of approximately $1.5 million predominately due to the expiration of certain non-compete agreements. On March 31, 2010, we derecognized approximately $64.8 million in real estate subject to finance obligation. As a result of the derecognition, our depreciation and amortization expense decreased by approximately $0.4 million.

        Provision for doubtful accounts.    The provision for doubtful accounts increased by $7.3 million, or 82.5%, from $8.8 million in 2010 to $16.1 million in 2011. The provision for doubtful accounts as a percentage of total revenues increased from 1.6% in 2010 to 2.5% in 2011. In 2010 we reduced our provision for doubtful accounts as we made efforts to improve the overall collection process, including a replacement of our claims clearinghouse agent, to provide more efficient and timely claims processing, upgraded certain billing processes, including the electronic transmission of secondary claims and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense in 2010.

        Interest expense, net.    Interest expense, increased by $2.2 million, or 3.7%, from $58.5 million in 2010 to $60.7 million in 2011. The increase is primarily attributable to an increase of approximately $7.2 million of interest and fees as a result of the additional senior subordinated notes issued in April 2010 and March 2011 and the additional amortization of deferred financing costs and original issue discount cost of approximately $1.2 million related thereto, and approximately $0.2 million of interest related to international debt, offset by the decrease of approximately $2.1 million in interest expense in 2010 associated with the pro-rata write-off of our deferred financing costs and original issue discount costs resulting from our prepayment of $74.8 million in our Term Loan B in April 2010, the derecognition of approximately $64.8 million in real estate subject to finance obligation on March 31, 2010. As a result of the derecognition, our interest expense relating to the finance obligation decreased by approximately $1.4 million. In addition, our interest rate swap payments decreased by approximately $2.9 million.

        Loss on sale of assets of a radiation treatment center.    In January 2007, we acquired a 67.5% interest in Gettysburg Radiation,  LLC ("GR"), which at that time was in the final stages of developing a free-standing radiation therapy treatment center in Gettysburg, Pennsylvania. Approximately a year later, GR expanded its operations to a second location in Littlestown, Pennsylvania. Due to the poor local economy, as well as the opening of a radiation therapy center by a nearby hospital, the performance of both the Gettysburg and Littlestown facilities deteriorated significantly. During the fourth quarter of 2009, the Littlestown facility was closed. On April 30, 2010, we sold certain assets of the Gettysburg facility to one of GR's minority equity-holders for approximately $925,000 and incurred a loss on the sale of approximately $1.9 million.

        Early extinguishment of debt.    In 2010 we incurred approximately $10.9 million from the early extinguishment of debt as a result of the prepayment of the $175.0 million in senior subordinated notes, which included the call premium payment of approximately $5.3 million, the write-offs of $2.5 million in deferred financing costs and $3.1 million in original issue discount costs.

        Impairment loss.    During the third quarter of 2011, we completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of our review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers. In performing this test, we assessed the implied fair value of our goodwill and intangible assets. During the third quarter of 2011 we incurred an impairment loss of approximately $237.6 million primarily relating to goodwill and trade name impairment in certain of our reporting units, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, Southwest U.S. (Arizona and Nevada) , the Florida east coast, Northwest Florida and Southwest Florida of approximately $234.9 million and an impairment loss incurred of approximately $2.7 million in 2011 related to our write-off of our 45% investment interest in a radio-surgery center in Rhode Island due to continued operating losses since its inception in 2008.

        During the fourth quarter of 2011, we decided to rebrand our current trade name of 21st Century Oncology. As a result of the rebranding initiative and concurrent with our annual impairment test for goodwill and indefinite-lived intangible assets, we incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of our rebranding initiative. The remaining $71.8 million of impairment related to goodwill in certain of our reporting units, including North East United States, (New York, Rhode Island, Massachusetts and southeast Michigan), and California, Southwest U.S. (Arizona and Nevada). The

remaining domestic U.S. trade name of approximately $4.6 million will be amortized over its remaining useful life through December 31, 2012. We incurred approximately $0.9 million in amortization expense during the fourth quarter. In addition, we impaired certain deposits on equipment of approximately $0.7 million and $0.8 million in leasehold improvements relating to a planned radiation treatment facility office closing in Baltimore, Maryland.

        Loss on investments.    During the fourth quarter of 2011, we incurred a loss on our 50% investment in an unconsolidated joint venture in a freestanding radiation facility in West Palm Beach Florida. We plan on withdrawing from the joint venture during the first quarter of 2012. As a result, we incurred a loss on our investment of approximately $0.5 million. The loss on our investment in the joint venture was offset by a gain on the sale of an investment in a primary care physician practice of approximately $0.3 million. Proceeds from the sale of the investment was approximately $1.0 million.

        Gain on fair value adjustment of previously held equity investment.    As result of the acquisition of MDLLC, in which we acquired an effective ownership interest of approximately 91.0% on March 1, 2011, we recorded a gain of approximately $0.2 million to adjust our initial investment in the joint venture to fair value.

        Loss on forward currency derivative contracts.    We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. We maintain four forward currency derivative contracts which mature on a quarterly basis. In 2011, the expiration of four forward currency derivative contracts and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.7 million.

        Income taxes.    Our effective tax rate was 6.8% in fiscal 2011 and 10.1% in fiscal 2010. The decrease in the benefit reflected in the effective tax rate in the 2011 calendar year is primarily the result of goodwill impairment recognized in the 2011 calendar year which is not deductible for tax purposes, the increase in the valuation allowance against federal and state deferred tax assets and adjustments to deferred income tax items and unrecognized tax positions that were recorded in the 2011 calendar year. The income tax benefit of $25.4 million in 2011 compared to an income tax benefit of $12.8 million in 2010, represents an increase of $12.6 million on an absolute dollar basis.

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

        In addition, we are periodically under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. We regularly assess the likelihood of adverse outcomes from these audits to determine the adequacy of our provision for income taxes. To the extent we prevail in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected. We are currently undergoing a Federal income tax audit for tax years 2007 through 2008 and New York State audit for tax years 2006 through 2008. Subsequent to the end of the year, we closed the Federal audit for tax years 2005 and 2006, the Alabama audit for tax years 2009 and 2010 and Florida audit for tax years 2007 through 2009.

        Net loss.    Net loss increased by $236.1 million, from $113.8 million in net loss in 2010 to $349.9 million net loss in 2011 primarily as a result of the impairment loss incurred for the write down of goodwill, trade name and other investments of approximately $360.6 million. Net loss represents 20.8% of total revenues in 2010 and 54.3% of total revenues in 2011.

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

Cash Flows From Operating Activities

        Net cash provided by operating activities for the years ended December 31, 2009, 2010 and 2011 was $71.4 million, $49.0 million and $44.8 million, respectively.

        Net cash provided by operating activities decreased by $4.2 million from $49.0 million in 2010 to $44.8 million in 2011 predominately due to timing and amount of interest payments. In 2011 we issued an additional $66.25 million in senior subordinated notes due 2017 with interest payments due in April and October of each year. In October 2011, we paid approximately $18.6 million of interest on the $360.0 million in senior subordinated notes due 2017 including interest on the $16.25 million senior subordinated notes due to the seller in the MDLLC transaction. In 2011, we wrote-off approximately $360.6 million in goodwill, trade name, leasehold improvements and other investments as a result of our interim testing of our goodwill and indefinite-lived intangible assets and our rebranding initiatives. We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 41 days to 39 days.

        Cash at December 31, 2011 held by our foreign subsidiaries was $5.2 million. We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S. We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business. Of the $5.2 million of cash held by our foreign subsidiaries at December 31, 2011, $0.4 million is held in U.S. Dollars, $0.1 million of which is held at banks in the United States, with the remaining held in foreign currencies in foreign banks. We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

        Net cash provided by operating activities decreased by $22.4 million from $71.4 million in 2009 to $49.0 million in 2010. The decrease in cash was predominately due to the refinancing in April 2010, whereby we paid cash from operations, accrued and unpaid interest of approximately $14.9 million on the senior subordinated notes due April 2017 in October 2010. With respect to our prior senior subordinated notes due in 2015 accrued and unpaid interest was paid semi-annually on January 15th and July 15th of each year. In addition, we received approximately $10.8 million in tax refunds in 2009 compared to payments of approximately $0.4 million in 2010. The Company made net tax payments of $.4 million in US and State taxes and $5.4 million in foreign taxes.

Cash Flows From Investing Activities

        Net cash used in investing activities for 2009, 2010, and 2011 was $54.2 million, $92.5 million, and $96.8 million, respectively.

        Net cash used in investing activities increased by $4.3 million from $92.5 million in 2010 to $96.8 million in 2011. Net cash used in investing activities was impacted by approximately $42.1 million (net of acquired cash of approximately $5.4 million) related to the purchase of the remaining (i) 67% interest in a joint venture that holds a majority equity interest in and manages 25 radiation therapy treatment centers in South America, Central America and the Caribbean (including the purchase of equity units in the underlying operating subsidiaries) and (ii) a 61% interest in a joint venture that operates a treatment center in Guatemala, on March 1, 2011, the purchase of a radiation therapy treatment center and a physician group practice in Northern California for approximately $9.6 million and the purchase of other physician practices of approximately $0.2 million in North Carolina and Florida. In May 2010 we purchased a radiation treatment center and several physician practices in South Carolina for a combined purchase price of approximately $34.5 million. Additional acquisition during the fourth quarter included the purchase of four radiation treatment facilities in Argentina for approximately $6.8 million including cash of approximately $2.1 million and the purchase of two radiation treatment facilities in North Carolina in December, 2011 for approximately $6.3 million.

During 2011, we entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. The cost of the option contracts, were approximately $1.5 million.

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

        Historically, our capital expenditures have been primarily for equipment, leasehold improvements and information technology equipment. Total capital expenditures, inclusive of amounts financed through capital lease arrangements, outstanding accounts payable relating to the acceptance and delivery of medical equipment and exclusive of the purchase of radiation treatment centers, were $37.5 million, $43.8 million and $41.3 million in 2009, 2010 and 2011, respectively. Historically, we have funded our capital expenditures with cash flows from operations, borrowings under our senior secured credit facilities and borrowings under lease lines of credit.

Cash Flows From Financing Activities

        Net cash used in financing activities for 2009 was $33.4 million and net cash provided by financing activities for 2010 and 2011 was $24.5 million and $48.2 million, respectively.

        In January 2011, we received the Commitment Letter from DDJ Capital Management, LLC to purchase an aggregate principal amount of $50 million of 9 7/8% Senior Subordinated Notes due 2017 to be issued by RTS. On March 1, 2011, we issued $50 million of the new notes. The proceeds of $48.5 million were used (i) to fund the MDLLC Acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition. We incurred approximately $1.6 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers' discount of $0.6 million. On April 1, 2011 we received approximately $6.7 million in capital lease financing from a financial institution to fund previously purchased medical equipment. The terms of the capital lease financing are for five years at an average interest rate of approximately 8%. We also had partnership distributions from non-controlling interests of approximately $3.2 million and $4.4 million in 2010 and 2011, respectively.

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

        On September 30, 2011, we entered into an incremental amendment with a financial institution which agreed to lend an aggregate amount up to $50 million, which will be used for general corporate purposes. As a result of the incremental amendment, we incurred approximately $1.7 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the incremental amendment.

        In November, 2011, we registered approximately $16.25 million in notes and incurred approximately $0.2 million in transaction fees and expenses, including legal, accounting and other fees and expenses.

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

Senior Secured Credit Facilities and Senior Subordinated Notes

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

        On April 20, 2010, we consummated a debt offering ("Offering") in an aggregate principal amount of $310.0 million of 9 7/8% senior subordinated notes due 2017, and repaid our existing $175.0 million in aggregate principal amount 13.5% senior subordinated notes due 2015, including accrued and unpaid interest of approximately $6.4 million and the call premium of approximately $5.3 million. The remaining proceeds from the Offering were used to pay down $74.8 million of the Term Loan B and $10.0 million of the Revolver. A portion of the proceeds of the Offering was placed in a restricted account pending application to finance certain acquisitions, including the acquisitions of a radiation treatment center and physician practices in South Carolina, which were consummated on May 3, 2010. We incurred approximately $11.9 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the Offering, including the initial purchasers' discount of $1.9 million.

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

        On May 3, 2010, we entered into Amendment No. 3 to our senior secured credit facilities, dated February 21, 2008 (as amended by Amendment No. 1, dated August 15, 2008, Amendment No. 2, dated April 1, 2010, Incremental Amendments dated April 22, 2010, Amendment No. 3, dated May 3, 2010, and as otherwise amended from time to time, the "Credit Agreement"), by and among the Company, RTS, the subsidiaries of RTS identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein, pursuant to which we revised certain administrative matters, including to permit us to provide to the lenders thereunder the consolidated financial statements of Parent, in lieu of those of the borrower, RTS.

        Our senior secured credit facilities:

  •
  is secured by a pledge of substantially all our tangible and intangible assets, including accounts receivable, inventory and capital stock of its existing and future subsidiaries, and requires that borrowings and other amounts due under it will be guaranteed by its existing and future subsidiaries;

  •
  requires us to make mandatory prepayments of outstanding borrowings, with a corresponding reduction in the maximum amount of borrowings available under the senior secured credit facility, with net proceeds from insurance recoveries and asset sales, and with the net proceeds from the issuance of equity or debt securities, subject to specified exceptions;

  •
  includes a number of restrictive covenants including, among other things, limitations on leverage, capital and acquisitions expenditures, and requirements that we maintain minimum ratios of cash flow to interest;

  •
  limits our ability to pay dividends on its capital stock; and

  •
  contains customary events of default, including an event of default upon a change in control.

        The senior secured credit facility requires that we comply with certain financial covenants, including:

	Requirement	Level at December 31, 2011
Maximum permitted consolidated leverage ratio	<6.00 to 1.00	5.27 to 1.00
Minimum permitted consolidated interest coverage ratio	>2.00 to 1.00	2.29 to 1.00

        The maximum permitted consolidated leverage ratio required is <6.00 to 1.00 from July 1, 2011 through December 31, 2011, <5.75 to 1.00 from January 1, 2012 to June 30, 2012, <5.50 to 1.00 from July 1, 2012 to June 30, 2013 and <5.25 to 1.00 thereafter.

        The minimum permitted consolidated interest coverage ratio required is >2.00 to 1.00 through June 30, 2012, >2.05 to 1.00 from July 1, 2012 through December 31, 2012, >2.10 to 1.00 from January 1, 2013 to June 30, 2013 and >2.20 to 1.00 thereafter.

        The senior secured credit facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of December 31, 2011.

        In January 2011, we received the Commitment Letter from DDJ Capital Management, LLC to purchase an aggregate principal amount of $50 million of 9 7/8% Senior Subordinated Notes due 2017 to be issued by RTS. On March 1, 2011, we issued $50 million of the New Notes. The proceeds of $48.5 million were used (i) to fund the MDLLC Acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition. We incurred approximately $1.6 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers' discount of $0.6 million.

        On April 1, 2011, we received approximately $6.7 million in capital lease financing from a financial institution to fund previously purchased medical equipment. The terms of the capital lease financing are for five years at an average interest rate of approximately 8%.

        In August 2011, we entered into a lease line of credit with a financial institution for the purpose of obtaining financing for medical equipment purchases in the commitment amount of $12.5 million. The commitment, subject to various restrictions, is scheduled to be available through November 2011. As of December 31, 2011 we had utilized approximately $8.7 million under the lease line of credit.

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

        The amendment modified the financial covenant levels, including to modify (x) the total leverage ratio to 6.00 to 1.00 for the Company's fiscal quarters ending September 30, 2011 and December 31,

2011, decreasing thereafter as specified therein, and (y) the consolidated interest coverage ratio to 2.00 to 1.00 for the Company's fiscal quarters ending March 31, 2011 through June 30, 2012 and increasing thereafter as specified therein.

        The amendment also made several modifications to the permitted investments baskets, the permitted indebtedness baskets and several definitions in the senior secured credit facility.

        On September 30, 2011, we entered into an incremental amendment (the "Incremental Amendment") with Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders and SunTrust Bank, as incremental lender. The Incremental Amendment amends the senior secured credit facility. Under the terms of the Incremental Amendment, SunTrust Bank agreed to lend an aggregate amount up to $50 million, which will be used for general corporate purposes.

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

Finance Obligation

        We lease certain of our treatment centers (each, a "facility" and, collectively, the "facilities") and other properties from partnerships that are majority-owned by related parties (each, a "related party lessor" and, collectively, the "related party lessors"). See "Certain Relationships and Related Party Transactions." The related party lessors construct the facilities in accordance with our plans and specifications and subsequently lease these facilities to us. Due to the related party relationship, we are considered the owner of these facilities during the construction period pursuant to the provisions of Accounting Standards Codification ("ASC") 840-40, "Sale-Leaseback Transactions" ("ASC 840-40"). In accordance with ASC 840-40, we record a construction in progress asset for these facilities with a corresponding finance obligation during the construction period. These related parties guarantee the debt of the related party lessors, which is considered to be "continuing involvement" pursuant to ASC 840-40. Accordingly, these leases did not qualify as a normal sale-leaseback at the time that construction was completed and these facilities were leased to us. As a result, the costs to construct the facilities and the related finance obligation are recorded on our consolidated balance sheets after construction was completed. The construction costs are included in "Real Estate Subject to Finance Obligation" in the condensed consolidated balance sheets and the accompanying notes, included in this Annual Report on Form 10-K. The finance obligation is amortized over the lease during the construction period term based on the payments designated in the lease agreements.

        As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, we derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, we entered into a new master lease arrangement with the landlord on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. During 2011 the related party lessors completed construction of 2 properties. Upon completion we entered into a new master lease arrangement with the related party lessors for these 2 properties as well as an existing property. The initial term of the new master lease arrangement is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $0.7 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. The amount of finance obligations related to properties that have not been derecognized as well as one property under development as of December 31, 2011 and December 31, 2010 was $14.3 million and $8.6 million, respectively.

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

Acquisitions and Developments

        The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,
	2009	2010	2011
Treatment centers at beginning of period	97	97	95
Internally developed	7	2	1
Transitioned to freestanding	1	—	—
Internally (consolidated/closed/sold)	(5)	(5)	(5)
Acquired	—	2	33
Hospital-based/other groups	—	(1)	3
Hospital-based (ended/transitioned)	(3)	—	—

Treatment centers at period end	97	95	127

Number of regions at period end	8	8	9

Number of local markets at period end	28	28	28

        In 2009, we internally developed seven new radiation centers, transitioned a hospital based arrangement to a freestanding radiation center, consolidated five radiation centers, ended two hospital-based arrangements and acquired the assets of several physician practices as follows:

        In January 2009, we purchased a 33% interest in MDLLC, a joint venture affiliated with the brother and father of Dr. Dosoretz, our Chief Executive Officer, President and a director on the Company's board of directors, that holds a majority equity interest in, and manages, 26 radiation therapy treatment centers through 16 legal entities in South America, Central America and the Caribbean (which translates into us owning a 19% indirect ownership interest in the underlying radiation therapy treatment centers), and a 19% interest in a joint venture that operates a treatment center in Guatemala for an aggregate of approximately $10.4 million, subject to final determination of the purchase price based on a multiple of historical earnings before interest, taxes and depreciation and amortization. In January 2010, we finalized the amount due for our 33% interest in the joint venture and paid an additional $1.9 million. The transaction was accounted for under the equity method. We also had a four-year call option to purchase the remaining 67% in the MDLLC joint venture in which we purchased a 33% interest, which would result in an ownership interest of approximately 90% in the underlying radiation oncology business located in South America, Central America and the Caribbean, at a price based on a multiple of historical earnings before interest, taxes and depreciation and amortization. See "Certain Relationships and Related Party Transactions."

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

        On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company consummated these acquisitions for a combined purchase price of approximately $82.7 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of RT Investments' non-voting preferred equity units and 258,955 units of RT Investments' class A equity units totaling approximately $16.25 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.05 million to the seller and an estimated contingent earn out payment totaling $2.3 million, and issuance of real estate located in Costa Rica totaling $0.6 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units.

        In June 2011, we entered into an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site in London, Kentucky.

        In July 2011, we entered into a revised facility management services agreement with an existing provider in Michigan. The provider will become a subsidiary of a larger medical practice group, in which we will continue the management of the radiation oncology practices in Michigan. This arrangement became effective during the fourth quarter of 2011.

        In August 2011 we completed a replacement de novo radiation treatment facility in Alabama. This facility replaces an existing radiation treatment facility in which we are now providing consult services.

        On August 29, 2011, we acquired the assets of a radiation treatment center located in Redding, California, for approximately $9.6 Million. The acquisition of the Redding facility further expands our presence into the Northern California market.

        In September 2011, we entered into a professional services agreement with a hospital district in Broward County, Florida to provide professional services at two sites within the hospital district.

        On November 4, 2011, the Company purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. The combined purchase price of the ownership interests totals approximately $7.4 million, comprised of $2.1 million in cash, seller financing totaling approximately $4.0 million payable over 24 monthly installments, commencing January 2012, and a purchase option totaling approximately $1.3 million. The acquisition of these operating treatment centers expands the Company's presence in its international markets.

        On December 22, 2011, the Company acquired the interest in an operating entity which operates two radiation treatment centers in located in North Carolina, for approximately $6.3 Million, including an earn-out provision of approximately $0.4 million contingent upon maintaining a certain level of patient volume. The acquisition of the two radiation treatment centers further expands the Company's presence into the eastern North Carolina market.

        During 2011, the Company acquired the assets of several physician practices in Florida and the non-professional practice assets of several North Carolina physician practices for approximately $0.4 million. The physician practices provide synergistic clinical services to our patients in the respective markets in which we treat.

        The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of comprehensive loss from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

        During the first quarter of 2011, we closed two treatment facilities in California, one in Beverly Hills and the other facility in Corona. In addition we are no longer treating at our Gilbert Arizona facility and we are using the center for our other specialty practices for office visits and consults.

        In July 2011, we closed a radiation treatment facility in Las Vegas, Nevada.

        As of December 31, 2011, we have one replacement de novo radiation treatment center project in process in Michigan and four additional de novo radiation treatment centers located in New York, Bolivia and two in Argentina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

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

        We derive a significant portion of our revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payer class basis given our interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process. Changes in estimates related to the allowance for contractual discounts affect revenues reported in our consolidated statements of operations and comprehensive (loss) income. If our overall estimated allowance for contractual discounts on our revenues for the year ended December 31, 2011 were changed by 1%, our after-tax loss from continuing operations would change by approximately $0.1 million. This is only one example of reasonably possible sensitivity scenarios. A significant increase in our estimate of contractual discounts for all payers would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

        During the years ended 2009, 2010 and 2011, approximately 44%, 48% and 48%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

        The amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental healthcare coverage and other collection indicators. The primary tool used in our assessment is an annual, detailed review of historical collections and write-offs of accounts receivable as they relate to aged accounts receivable balances. The results of our detailed review of historical collections and write-offs, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. If the actual bad debt allowance percentage applied to the applicable aging categories would change by 1% from our estimated bad debt allowance percentage for the year ended December 31, 2011, our after-tax loss from continuing operations would change by approximately $0.7 million and our net accounts receivable would change by approximately $1.1 million at December 31, 2011. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate. Accounts receivable are written-off after collection efforts have been followed in accordance with our policies.

Goodwill and Other Intangible Assets

        Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Goodwill impairment was recognized for the year ended December 31, 2010 of approximately $91.2 million as a result of our annual review performed during the fourth quarter of 2010 and an additional $2.5 million for certain radiation treatment office closings. During the third quarter of 2011 we recognized goodwill impairment of approximately $226.5 million and trade name impairment of approximately $8.4 million as a result of our review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers. During the fourth quarter of 2011 we incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of our rebranding initiative. The remaining $71.8 million of impairment relating to goodwill in certain of our reporting units. No goodwill impairment loss was recognized for the year ended December 31, 2009.

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

        The estimated fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was an income methodology based on estimates of forecasted cash flows for each reporting unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, a market- based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. Assumptions used are similar to those that would be used by market participants performing valuations of regional divisions. Assumptions were based on analysis of current and expected future economic conditions and the strategic plan for each reporting unit.

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

        During the second quarter of 2011, certain of our regions' patient volume have stabilized in their respective markets. Although we have had a stabilization of patient volume, we reviewed our anticipated growth expectations in certain of our reporting units and are considering adjusting our expectations for the remainder of the year. If our previously projected cash flows for these reporting units are not achieved, it may be necessary to revise these estimated cash flows and obtain a valuation analysis and appraisal that will enable us to determine if all or a portion of the recorded goodwill or any portion of other long-lived assets are impaired.

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

        During the fourth quarter of 2011, we decided to rebrand our current trade name of 21st Century Oncology. As a result of the rebranding initiative and concurrent with our annual impairment test for goodwill and indefinite-lived intangible assets, we incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of our rebranding initiative. The remaining $71.8 million of impairment relating to goodwill in certain of our reporting units, including North East United States, (New York, Rhode Island, Massachusetts and southeast Michigan), and California, Southwest U.S. (Arizona and Nevada). The remaining domestic U.S. trade name of approximately $4.6 million will be amortized over its remaining useful life through December 31, 2012. We incurred approximately $0.9 million in amortization expense during the fourth quarter. In addition, we impaired certain deposits on equipment of approximately $0.7 million and $0.8 million in leasehold improvements relating to a planned radiation treatment facility office closing in Baltimore, Maryland.

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

Income Taxes

        We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, "Income Taxes" ("ASC 740") requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In 2009, we determined that a valuation allowance of $3.4 million was appropriate under the provisions of ASC 740. This valuation allowance of $3.4 million was against state deferred tax assets. Primarily because of the current year taxable loss as of December 31, 2010, the Company determined that the valuation allowance should be $17.6 million, consisting of $12.3 million against federal deferred tax assets and $5.3 million against state deferred tax assets. This represents an increase of $14.2 million in valuation allowance. Additional valuation allowance of $27.9 million has been recorded in 2011 consisting of $26.0 million against federal deferred tax assets and $1.9 million against state deferred tax assets.

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

        In addition, we are routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. We regularly assess the likelihood of adverse outcomes from these audits to determine the adequacy of our provision for income taxes. To the extent we prevail in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected. We are currently undergoing a Federal income tax audit for tax years 2007 through 2008 and New York State audit for tax years 2006 through 2008. Subsequent to the end of the year, we closed the Federal audit for tax years 2005 and 2006, the Alabama audit for tax years 2009 and 2010 and Florida audit for tax years 2007 through 2009.

New Pronouncements

        In August 2010, the FASB issued ASU 2010-23, "Health Care Entities (Topic 954): Measuring Charity Care for Disclosure" ("ASU 2010-23"), which amends ASC 954 to require that cost be used as the measurement basis for charity care disclosure purposes and that cost be identified as the direct and indirect costs of providing the charity care. We have historically measured charity care services by identifying the foregone patients charges associated with the provision of those services. We adopted ASU 2010-23 on January 1, 2011. The cost of charity care services is measured by developing a ratio of costs as compared to gross charges and applying the resulting ratio against gross charges associated with charity care patient services.

        In August 2010, the FASB issued ASU 2010-24, "Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries" ("ASU 2010-24"), which amends ASC 954 to clarify that a health care entity cannot net insurance recoveries against a related claim liability. Additionally, ASU 2010-24 notes the amount of the claim liability should be determined without consideration of insurance recoveries. ASU 2010-24 is effective for us on January 1, 2011. As a result, on January 1, 2011, we recorded current claims liabilities totaling $2.2 million in other current liabilities; non-current claims liabilities totaling $2.3 million in other non-current liabilities; current claims insurance recoveries totaling $2.2 million in other current assets; and non-current claims insurance recoveries totaling $2.3 million in other non-current assets. The adoption of ASU 2010-24 did not have any impact to the consolidated statement of comprehensive loss and was not applied retrospectively to December 31, 2010.

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

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (ASU 2011-05). ASU 2011-05 amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. We adopted ASU 2011-05 in 2011.

        In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, (ASU 2011-07). ASU 2011-07 amends the FASB Accounting Standards Codification to require health care entities that recognize significant amounts of patient service revenue at the time services are rendered even though they do not assess the patient's ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. ASU 2011-07 is applied retrospectively and disclosures relating to ASU 2011-07 are applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. We are currently evaluating the impact of ASU 2011-07 on our consolidated financial statements.

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

Commitments

        The following table sets forth our contractual obligations as of December 31, 2011.

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Senior secured credit facilities(1)	$307,503	$15,448	$292,055	$—	$—
Senior subordinated notes(2)	580,600	37,155	74,309	74,309	394,827
Other notes and capital leases(3)	34,305	15,786	12,869	5,535	115
Operating lease obligations(4)	381,930	34,392	63,054	57,510	226,974
Finance obligations(5)	18,053	1,264	2,837	2,888	11,064

Total contractual cash obligations	$1,322,391	$104,045	$445,124	$140,242	$632,980

(1)
As of December 31, 2011, there was $265.4 million aggregate principal amount outstanding under our senior secured term loan facility (excluding original issue discount of $1.0 million) and $10.0 million in aggregate principal amount outstanding under our senior secured revolving credit facility (excluding issued but undrawn letters of credit). Interest expense and fees on our senior secured term loan facility is based on an assumed interest rate of the three-month LIBOR rate as of December 31, 2011 plus 475 basis points plus unused commitment fees on our $112.1 million senior secured revolving credit facility.

(2)
Senior subordinated notes of $376.3 million (excluding original issue discount of $2.2 million), with a 7 year maturity. Interest expense is based on an interest rate of 9 7/8%.

(3)
Other notes and capital leases includes leases relating to medical equipment.

(4)
Operating lease obligations includes land and buildings, and equipment.

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

Interest Rate Swap

        We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce the interest rate exposure, we entered into an interest rate swap agreement whereby we fixed the interest rate on the notional amount of approximately $290.6 million of our senior secured term loan facility, effective as of June 30, 2008. The rate and maturity of the interest rate swap is 3.67% plus a margin, which is currently 425 basis points, and expires on March 31, 2012. The amount of our senior secured term loan facility subject to the interest rate swap agreement will reduce from $290.6 million to $116.0 million by the end of the term. In December 2011, we terminated the interest rate swap agreement and paid approximately $1.9 million representing the fair value of the interest rate hedge at time of termination. At December 31, 2011 no amount of the floating rate senior debt was subject to an interest rate swap. At December 31, 2010, the amount of the floating rate senior debt subject to the interest rate swap was $174.2 million.

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

        The swaps are derivatives and are accounted for under ASC 815, "Derivatives and Hedging" ("ASC 815"). The fair value of the swap agreements, representing the estimated amount that we would pay to a third party assuming our obligations under the interest rate swap agreements terminated at December 31, 2011 and December 31, 2010, was approximately $0.7 million and $5.0 million, respectively. The estimated fair value of our interest rate swaps were determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

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

Interest Rates

        Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of December 31, 2011, we have interest rate exposure on $275.4 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $2.8 million in the amount of annualized interest paid and annualized interest expense recognized in our consolidated financial statements.

Foreign Currency Derivative Contracts

        Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact our results of operations. We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. On March 18, 2011, we entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods beginning April 1, 2011 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. On December 21, 2011, we entered into a foreign exchange option contract maturing on December 28, 2012 to replace the contract maturing on December 30, 2011. Because our Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, the adverse impact on net income from a weakening Argentine peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $1.2 million. With respect to a strengthening Argentine peso against the U.S. dollar versus inflationary expectations, the estimated favorable impact on net income for an Argentine peso that is 5%, 10% and 15% stronger than inflationary expectations, will be $(0.2) million, $0.3 million and $1.0 million to our consolidated results, respectively, which includes the cost of the option contracts. Under our foreign currency management program, we expect to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, we are targeting to cover approximately 70% of our forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. We do not use derivative financial instruments for speculative purposes.

        These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. Our current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss on forward currency derivative contracts on the consolidated statements of comprehensive loss. For the year ended December 31, 2011 we incurred a loss of approximately $672,000 relating to the fair market valuation of our foreign currency derivative program.

Item 8.    Financial Statements and Supplementary Data

        Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report, which is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  (10)(a)    Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

 REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Radiation Therapy Services Holdings, Inc. (the "Company") is responsible for the preparation, integrity and fair presentation of the consolidated financial statements appearing in our periodic filings with the Securities and Exchange Commission. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.

        Management is also responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel including a dedicated Compliance department and a written Code of Business Conduct and Ethics adopted by our Board of Directors, applicable to all of our directors, officers and employees.

        Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected in a timely manner. Because of its inherent limitations, including the possibility of human error and the circumvention or overriding of control procedures, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation did not include an assessment of the effectiveness of internal control over financial reporting for Medical Developers, LLC, which the Company acquired effective March 1, 2011. Medical Developers, LLC represented approximately $136 million of the Company's consolidated total assets as of December 31, 2011 and approximately $60 million of the Company's consolidated total revenues during the year ended December 31, 2011. Based on this evaluation, management concluded that the Company's internal control over financial reporting, excluding the internal controls of Medical Developers, LLC, was effective as of December 31, 2011.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for issuers that are not "large accelerated filers" nor "accelerated filers" set forth in Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.

Changes in Internal Control Over Financial Reporting

        We completed the acquisition of Medical Developers, LLC ("MDLLC"), effective March 1, 2011. The facilities acquired as part of the MDLLC acquisition utilize different information technology systems from our other facilities. We are currently integrating our internal control processes at

MDLLC. We have excluded all of the MDLLC operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. There has been no change in our internal control over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management's report on internal control over financial reporting is included above.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Radiation Therapy Services Holdings, Inc.'s Executive Officers, Directors and Key Employees

        Our executive officers, directors and key employees and their ages and position are as follows:

Name	Age	Position
Daniel E. Dosoretz, M.D.	59	Chief Executive Officer and Director
Bryan J. Carey	51	Chief Financial Officer and Director
Joseph Biscardi	43	Controller and Chief Accounting Officer
James L. Elrod, Jr.	57	President and Director
Anil Shrivastava	43	Director
Erin L. Russell	37	Vice President and Director
James H. Rubenstein, M.D.	57	Director
Howard M. Sheridan, M.D.	67	Director

        Daniel E. Dosoretz, M.D., F.A.C.R., F.A.C.R.O. is one of our founders and has served as a director since 1988 and as its President and Chief Executive Officer since April 1997. Dr. Dosoretz is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, LLC. Prior to founding the Company, Dr. Dosoretz served as attending physician at the Massachusetts General Hospital. He also was an Instructor and Assistant Professor of Radiation Medicine at Harvard Medical School and Research Fellow of the American Cancer Society. Upon moving to Fort Myers, Florida, he was appointed to the Clinical Faculty as Associate Professor at the University of Miami School of Medicine. He also has been a visiting Professor at Duke University Medical School and is a Distinguished Alumni Visiting Professor in Radiation Oncology at Massachusetts General Hospital, Harvard Medical School. Dr. Dosoretz is board certified in Therapeutic Radiology by the American Board of Radiology. He is a Fellow of ACRO and of the American College of Radiology and is a member of the International Stereotactic Radiosurgery Society, the American Society for Therapeutic Radiology and Oncology and the American Society of Clinical Oncology. Dr. Dosoretz graduated from the University of Buenos Aires School of Medicine with the Gold medal for being top of his class, and served his residency in Radiation Oncology at the Department of Radiation Medicine at the Massachusetts General Hospital, Harvard Medical School, where he was selected Chief Resident of the department. Dr. Dosoretz's role as founder, President and Chief Executive Officer of the Company, history with the Company and significant operating experience in the health care industry and extensive board experience led to the conclusion that Dr. Dosoretz should serve as a director of the Company.

        Bryan J. Carey has been a member of our board of directors since April 2009 and our Chief Financial Officer since January 2012. He was previously our interim Chief Financial Officer from September 2009 to March 2010 and May 2011 to December 2011. Mr. Carey is a Managing Director of Vestar, primarily focused on Healthcare investments. He joined Vestar in 2000, having been Executive Vice President, Chief Financial Officer and Managing Director of the European operations of Aearo Corporation, a Vestar portfolio company. Mr. Carey is currently a director and member of the audit committee of Sunrise Medical, Inc. Mr. Carey was a director of Joerns Healthcare, LLC until August 2010. He received his A.B. in economics from Georgetown University and his M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Carey's experience in the health care industry and collective board experience, experience as the Company's interim Chief Financial Officer and background including his personal involvement in the healthcare field led to the conclusion that Mr. Carey should serve as a director of the Company.

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

        James L. Elrod, Jr. has been served as President of the Company and as a member of the Company's board of directors since February 2008. Mr. Elrod is a Managing Director of Vestar and is currently the Co-Head of its Global Healthcare Group. Prior to joining Vestar in 1998, Mr. Elrod was Executive Vice President, Finance and Operations for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of National Mentor Holdings, Inc. and was a director of Joerns Healthcare, LLC until August 2010 and of Essent Healthcare until November 2011. Mr. Elrod received his A.B. from Colgate University and his M.B.A. from Harvard Business School. Mr. Elrod's experience in the health care industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Elrod should serve as a director of the Company.

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

        RTS's executive officers, directors and key employees and their ages and position are as follows:

Name	Age	Position
Daniel E. Dosoretz, M.D.	59	President, Chief Executive Officer and Director
Bryan J. Carey	51	Vice Chairman and Chief Financial Officer
Joseph M. Garcia	42	Chief Operating Officer
Eduardo Fernandez, M.D., Ph.D	48	Senior Vice President, Physician Management
Constantine A. Mantz, M.D.	43	Chief Medical Officer
Norton L. Travis	58	Executive Vice President and General Counsel
Madlyn Dornaus	59	Senior Vice President, Chief Compliance Officer
Joseph Biscardi	43	Vice President, Assistant Treasurer, Controller and Chief Accounting Officer
J. Dennis Humble	52	Treasurer
Daniel H. Galmarini	56	Chief Technology Officer
Kurt L. Janavitz	44	Senior Vice President of Managed Care and Network Development
Anil Shrivastava	43	Director
Erin L. Russell	37	Director
James H. Rubenstein, M.D.	57	Secretary, Medical Director and Director
Howard M. Sheridan, M.D.	67	Director

        Daniel E. Dosoretz, M.D., F.A.C.R., F.A.C.R.O. is one of our founders and has served as a director since 1988 and as its President and Chief Executive Officer since April 1997. Dr. Dosoretz is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, LLC. Prior to founding the Company, Dr. Dosoretz served as attending physician at the Massachusetts General Hospital. He also was an Instructor and Assistant Professor of Radiation Medicine at Harvard Medical School and Research Fellow of the American Cancer Society. Upon moving to Fort Myers, Florida, he was appointed to the Clinical Faculty as Associate Professor at the University of Miami School of Medicine. He also has been a visiting Professor at Duke University Medical School and is a Distinguished Alumni Visiting Professor in Radiation Oncology at Massachusetts General Hospital,

Harvard Medical School. Dr. Dosoretz is board certified in Therapeutic Radiology by the American Board of Radiology. He is a Fellow of ACRO and of the American College of Radiology and is a member of the International Stereotactic Radiosurgery Society, the American Society for Therapeutic Radiology and Oncology and the American Society of Clinical Oncology. Dr. Dosoretz graduated from the University of Buenos Aires School of Medicine with the Gold medal for being top of his class, and served his residency in Radiation Oncology at the Department of Radiation Medicine at the Massachusetts General Hospital, Harvard Medical School, where he was selected Chief Resident of the department. Dr. Dosoretz's role as founder, President and Chief Executive Officer of the Company, history with the Company and significant operating experience in the health care industry and extensive board experience led to the conclusion that Dr. Dosoretz should serve as a director of the Company.

        Bryan J. Carey has been a member of our board of directors since April 2009 and Chief Financial Officer since January 2012. He was previously our interim Chief Financial Officer from September 2009 to March 2010 and May 2011 to December 2011. Mr. Carey is a Managing Director of Vestar, primarily focused on Healthcare investments. He joined Vestar in 2000, having been Executive Vice President, Chief Financial Officer and Managing Director of the European operations of Aearo Corporation, a Vestar portfolio company. Mr. Carey is currently a director and member of the audit committee of Sunrise Medical, Inc. Mr. Carey was a director of Joerns Healthcare, LLC until August 2010. He received his A.B. in economics from Georgetown University and his M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Carey's experience in the health care industry and collective board experience, experience as the Company's interim Chief Financial Officer and background including his personal involvement in the healthcare field led to the conclusion that Mr. Carey should serve as a director of the Company.

        Joseph M. Garcia joined us in February 2011 as our Chief Operating Officer. From 2007 to 2011, prior to joining the Company, Mr. Garcia was a Vice President of Operations at DaVita, the leading dialysis company in the United States. Mr. Garcia was responsible for three divisions with 135 dialysis centers and over 40 hospital contracts. Collectively, these divisions represented approximately $425.0 million in revenue. Prior to DaVita, Mr. Garcia was the Senior Vice President of Operations at Sterling Healthcare from 2004 to 2007. Sterling was a hospital Emergency Room management company with 250 contracts across the United States. From 2000 to 2004 Mr. Garcia was a founder and Senior Vice President in both Health Network One and iHealth Technologies. Health Network One is a specialty network business that contracts with large insurance companies and is a licensed Third Party Administrator (TPA). iHealth Technologies a healthcare technology company, whose primary product is a proprietary software that is purchased by insurance companies to process and filter their claims prior to payment. From 1998 to 2000 Mr. Garcia was a Senior Vice President of Operations at Vivra, a dialysis provider, until its sale to Gambro and Magellan Behavior Health. From 1996 to 1998 Mr. Garcia was the Vice President of Corporate Development at FPA Medical Management. Mr. Garcia graduated with a B.S.B.A. and M.B.A. from Creighton University in Omaha, Nebraska.

        Eduardo Fernandez M.D., Ph.D. joined us in 1998 and has served in his current capacity since February 2011 and formerly as Director of Regional Operations from March 2009 to February 2011. Dr. Fernandez is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, Inc. Dr Fernandez, Board Certified in Radiation Oncology, was awarded his medical degree from the University of Malaga, Spain, in 1987. He was Assistant and Associate Professor of Radiology and Medical Physics in his home university. Since 1989 he was in close cooperation with the Department of Biochemical Oncology and Experimental Radiotherapy at Case Western Reserve University in Cleveland, Ohio, including several sabbatical visits. In 1991 he defended a Doctoral Thesis on the molecular biology aspects of Photodynamic Therapy, and was awarded a Ph.D. degree from the University of Malaga. He completed his Radiation Oncology Residency at the Cleveland Clinic Foundation (Callahan Center for Radiation Oncology and Robotics) and served as the Head of Radiation Oncology at the Cleveland Clinic, Florida, where he was directly responsible for the development of the External Beam Radiation Oncology and Prostate Seed Brachytherapy Programs. Simultaneously he had an Assistant Professorship of Radiology at Ohio State University. He was Chief of Radiation Oncology at the Aventura Comprehensive Cancer Center from 2000 to 2007, Medical Director of the East Coast Operations from 2000 to 2009 and Co-VP of Medical Operations from 2008 to 2009. Dr. Fernandez is a director of 21st Century C.A.R.E., a non-profit dedicated to cancer patient assistance, research and education.

        Constantine A. Mantz, M.D. joined us in 2000 and has served in his current capacity since February 2011 and formerly as Senior Vice President of Clinical Operations from March 2009 to February 2011. Dr. Mantz is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, Inc. Dr. Mantz received a Bachelor of Science Degree in Biology from Loyola University of Chicago. He earned his medical degree from the University of Chicago's Pritzker School of Medicine and did a surgical internship at the Hennepin County Medical Center in Minneapolis. Dr. Mantz completed his radiation oncology residency at the University of Chicago Hospitals, is Board Certified in Radiation Oncology by the American Board of Radiology and is a member of ACRO, the American Medical Association, ASTRO and AFROC. During the course of his career, Dr. Mantz has been involved in numerous radiation therapy research projects, published professional journal articles and given lectures and presented abstracts and poster sessions at national meetings concerning cancer treatment. Dr. Mantz has a special interest in the study and treatment of prostate cancer and breast cancer.

        Norton L. Travis has been our Executive Vice President and General Counsel since February 2008 after having served as our outside general counsel for the prior five years. As outside counsel, Mr. Travis oversaw all legal aspects of the Company's expansion transactions, as well as our legal compliance program. Prior to joining us, Mr. Travis served as a partner and the Chair of the Business Practice Group of Garfunkel, Wild & Travis, P.C., a specialty health-care law firm he co-founded in 1980. Mr. Travis is currently a director and a member of the compensation committee and the capital allocations committee of CareCore National, LLC. Mr. Travis received his B.A. from the University of Massachusetts and his J.D. from Hofstra University School of Law.

        Madlyn Dornaus joined us in 2004 and has served in her current capacity as Senior Vice President and Chief Compliance Officer since September 2009. Ms. Dornaus received her B.S. degree from Illinois State University and her M.B.A. from the University of Illinois. Prior to joining the Company, Ms. Dornaus was National Vice President for Per Se Technologies and held operational leadership roles as Regional Vice President at Curative Health Services and Concentra. She is a Certified Healthcare Compliance Officer and a member of the Medical Group Management Association.

        Joseph Biscardi joined us in June 1997 as our Vice President, Assistant Treasurer, Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Biscardi worked for PricewaterhouseCoopers, LLP from 1993 to June 1997. Mr. Biscardi holds a B.B.A. in accounting from Hofstra University. He is a Certified Public Accountant in New York and a member of the American Institute of Certified Public Accountants, a member of the Healthcare Financial Management Association and a member of the Financial Executives International.

        J. Dennis Humble joined us in May 2011 as our Treasurer. J. Dennis Humble joined us in April, 2011 as Treasurer. Prior to joining us he was Vice President and Treasurer with Res-Care, Inc. in Louisville, KY, from September 2007 to April 2011. Prior to that he was Chief Financial Officer of the Kentucky Housing Corporation, an agency of the Commonwealth of Kentucky, from June 2006 to September 2007. Mr. Humble holds an MBA in Finance from Bellarmine University in Louisville, KY and is a Certified Treasury Professional.

        Daniel H. Galmarini has served as our Chief Technology Officer since August 1990. Mr. Galmarini received his degree in Physics from the School of Exact Sciences of University of La Plata, Argentina. In 1983, Mr. Galmarini obtained his certification of Specialist in Physics from the National Energy Commission of Argentina. Between 1983 and 1990, he became Director of Physics of multiple institutions. He has a certification in Radiotherapy Physics from the American Board of Radiology. He has held several teaching positions in universities in Argentina, and was instructor of theoretical physics in Central America and Lecturer of Medical Physics at the University of Miami in Florida. He has received several awards including the Best Scientific Work in Oncology in 1985 by the National Academy of Medicine in Argentina on the subject of Neuro-Oncological Stereotaxy. Mr. Galmarini is the author of several publications in a variety of fields including teletherapy and brachytherapy physics of radiation therapy, neurosurgery, radiobiology and computers applied to radiation therapy. Mr. Galmarini is a member of the American Association of Physics in Medicine and the American Brachytherapy Society.

        Kurt L. Janavitz joined us in March 2011 as our Senior Vice President of Managed Care and Network Development. Prior to joining us, Mr. Janavitz worked for Assurant Health as Vice President, Provider Management from September 2009 to March 2011 and UnitedHealth Group as Vice President, Network Management from May 2003 to September 2009. Previously, Mr. Janavitz spent a number of years working in various consulting and management roles for Ernst & Young, Tiber Group (now Navigant Consulting), Sachs Group (now Thomson Reuters Healthcare) and Dimension Data. Mr. Janavitz holds a Masters in Business Administration in Finance and Marketing with distinction from the Kellogg Graduate School of Management at Northwestern University and a Bachelor of Arts in Psychology summa cum laude from Tufts University. He is also an active member of Rotary International and a past board member of the American Heart Association of Southeastern Wisconsin.

        James L. Elrod, Jr. has been a member of our board of directors and the Chairman of our board of directors since February 2008. Mr. Elrod is a Managing Director of Vestar and is currently the Co-Head of its Global Healthcare Group. Prior to joining Vestar in 1998, Mr. Elrod was Executive Vice President, Finance and Operations for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of Essent Healthcare, Inc. and National Mentor Holdings, Inc. and was a director of Joerns Healthcare, LLC until August 2010. Mr. Elrod received his A.B. from Colgate University and his M.B.A. from Harvard Business School. Mr. Elrod's experience in the health care industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Elrod should serve as a director of the Company.

        Anil Shrivastava has been a member of our board of directors since February 2008. Mr. Shrivastava is a Managing Director of Vestar, primarily focused on Healthcare investments. Mr. Shrivastava joined Vestar in 2007. Previously, he was a partner at Bain & Company, Inc., the global consulting firm, as a leader in their healthcare practice. Mr. Shrivastava is currently a director of MediMedia USA, LLC, Sunrise Medical, Inc. and DeVilbiss Healthcare, LLC. Mr. Shrivastava received his B.A. from Harvard University and his M.B.A. from Harvard Business School. Mr. Shrivastava's experience in the health care industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Shrivastava should serve as a director of the Company.

        Erin L. Russell has been a member of our board of directors since February 2008. Ms. Russell is a Principal of Vestar, and is primarily focused on Healthcare investments. Ms. Russell joined Vestar in 2000. Previously, she was a member of the mergers and acquisitions group at PaineWebber, Inc. Ms. Russell is currently a director and a member of the audit committee of DynaVox Inc. In addition, she serves on the National Advisory Board of the Jefferson Scholars Foundation at the University of Virginia. Ms. Russell received a B.S. from the McIntire School of Commerce at the University of Virginia and her M.B.A. from Harvard Business School. Ms. Russell's experience in the health care industry board experience and diverse personal background led to the conclusion that Ms. Russell should serve as a director of the Company.

        James H. Rubenstein, M.D. joined us in 1989 as a physician and has served as Secretary, Medical Director and as a director since 1993. Dr. Rubenstein is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, LLC. Prior to joining the Company, Dr. Rubenstein was an Assistant Professor of Radiation Oncology at the University of Pennsylvania and later became Co-Director of its Radiation Oncology Residency Program. He also served as Chairman of the Department of Medicine for Columbia Regional Medical Center in Southwest Florida and became a Clinical Assistant Professor at the University of Miami School of Medicine's Department of Radiology. He is board certified in Internal Medicine by the American Board of Internal Medicine and in Radiation Oncology by the American Board of Radiology. He graduated from New York University School of Medicine and completed his internship and residency in internal medicine at Beth Israel Hospital in Boston, at the same time working as an Assistant Instructor in internal medicine for Harvard University's School of Medicine. Dr. Rubenstein's years of experience in the health care industry career, particularly in radiation oncology and with the Company, as well as his familiarity with all aspects of its business led to the conclusion that Dr. Rubenstein should serve as a director of the Company.

        Howard M. Sheridan, M.D. is one of our founders and has served as a director since 1988. Dr. Sheridan planned and developed our first radiation treatment center. Prior to joining us, Dr. Sheridan served as President of the medical staff at Southwest Florida Regional Medical Center as well as chairman of the Department of Radiology. Dr. Sheridan currently serves as Chairman of Edison Bancshares, Inc. He previously served on the Advisory Board of Southeast Bank, N.A., and also served as a founding Director and member of the Executive Compensation and Loan Committee of Heritage National Bank from 1989 until September 1996, when Heritage was acquired by SouthTrust Corporation. Dr. Sheridan has practiced interventional radiology and diagnostic radiology in Fort Myers, Florida from 1975 until accepting the chairmanship in April 2004. Dr. Sheridan is a member of the American Medical Association, the Florida Medical Association, and the American College of Radiology. Dr. Sheridan is the Vice President of 21st Century C.A.R.E., a non-profit dedicated to cancer patient assistance, research and education. Dr. Sheridan is also on the Dean's Counsel of Tulane Medical School. He graduated from Tulane Medical School and completed his residency at the University of Colorado Medical Center. Dr. Sheridan is board certified by the American Board of Radiology and the American Board of Nuclear Medicine. Dr. Sheridan's board experience, years of experience in the health care industry career, particularly in radiation oncology and with the Company, as well as his familiarity with all aspects of its business since its founding led to the conclusion that Dr. Sheridan should serve as a director of the Company.

Board Composition

        Our Bylaws provide that our board of directors shall consist of the number of directors so determined by its board of directors. Each director serves for annual terms and until his or her successor is elected and qualified. Vestar indirectly controls a majority of the capital stock of Parent, which in turn holds 100% of the capital stock of the Company, and as such, Vestar has the ability to elect all of the members of our board of directors. The Company is also subject to certain agreements, which provide Vestar with the ability to designate a specified number of members of our board of directors and RT Investments' board of managers. The Company's board of directors presently consists of seven members.

        We are indirectly controlled by RT Investments, the direct owner of 100% of the capital stock of Parent. RT Investments does not have a formal policy regarding the procedures by which equityholders may recommend nominees to its board of managers. However, any recommendations received from equityholders pursuant to our submission procedures are generally evaluated in the same manner that potential nominees suggested by board members are evaluated. RT Investments is party to an Amended and Restated Securityholders Agreement, pursuant to which the parties thereto must cause the board of managers of RT Investments to consist of four managers designated by Vestar and its affiliates, two independent managers designated by an affiliate of Vestar after consultation with Dr. Dosoretz, and two managers that are executives of the Company designated by Dr. Dosoretz after consultation with Vestar, for so long as Dr. Dosoretz is the Chief Executive Officer of the Company, subject to a reduction of the number of managers that are executives of the Company upon a decrease in the ownership interests in RT Investments held by certain management holders or failure by the Company to achieve certain performance targets. In addition, RT Investments is governed by an Amended and Restated Limited Liability Company Agreement, pursuant to which Vestar and its affiliates shall determine the number of persons comprising the board of managers of RT Investments in accordance with the Amended and Restated Securityholders Agreement, all of whom shall be individuals as determined pursuant to the Amended and Restated Securityholders Agreement. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Board Committees

        RTS's board of directors has the authority to appoint committees to perform certain management and administration functions. RTS's board of directors has provided for an Audit/Compliance Committee, a Capital Allocation Committee and a Compensation Committee.

Audit/Compliance Committee

        Ms. Russell serves on the Audit/Compliance Committee, with Ms. Russell serving as the Chair. The Audit/Compliance Committee is responsible for reviewing and monitoring our accounting controls, related party transactions, internal audit functions and compliance with federal and state laws that affect our business and recommending to the board of directors the engagement of our outside auditors. The Audit/Compliance Committee met eight times during 2010 and seven times during 2011. The Audit/Compliance Committee operates under a written charter effective as of May 16, 2008 adopted by our board of directors in May 2008. Our board of directors has determined that each of its members is financially literate. However, as we are now privately held and controlled by affiliates of Vestar, our board of directors has determined that it is not necessary to designate one or more of its Audit/Compliance Committee members as an "audit committee financial expert" at this time.

Capital Allocation Committee

        Messrs. Elrod, Carey and Shrivastava and Ms. Russell serve on the Capital Allocation Committee, with Mr. Elrod serving as the Chair. The Capital Allocation Committee reviews and either approves, on behalf of the board of directors, or recommends to the Company's board of directors for approval all material expenditures related to equipment, acquisitions and de novo development, among others. The Capital Allocation Committee met one time during 2010 and six times during 2011. The Capital Allocation Committee operates under a written charter effective as of May 16, 2008 adopted by our board of directors in May 2008.

Compensation Committee

        Messrs. Sheridan and Elrod serve on the Compensation Committee, with Mr. Elrod serving as the Chair. The Compensation Committee reviews and either approves, on behalf of our board of directors, or recommends to our board of directors for approval the annual salaries and other compensation of our executive officers and individual unit incentive awards. The Compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The Compensation Committee met one time during 2010 and one time during 2011. The Compensation Committee operates under a written charter effective as of May 16, 2008 adopted by our board of directors in May 2008.

Compensation Committee Interlocks and Insider Participation

        Messrs. Sheridan and Elrod serve on the Compensation Committee. No executive officer of the Company served as a director of any corporation for which any of these individuals served as an executive officer, and there were no other compensation committee interlocks with the companies with which these individuals or the Company's other directors are affiliated.

        Dr. Sheridan has certain related party relationships with us requiring disclosure under the rules and regulations of the SEC. These related party relationships include, among other things, ownership interests held by Dr. Sheridan in real estate partnerships, which own treatment centers and properties leased by the Company, a medical services provider, to which we provide billing and collections services and an insurance company which provides us with malpractice insurance coverage. See "Item 13. Certain Relationships and Related Transactions, and Director Independence." Dr. Sheridan is one of our founders and previously served as Chairman of our board of directors until February 2008.

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

        The discussion below explains our compensation decisions with respect to fiscal year 2011, our last fiscal year. Our named executive officers are Daniel E. Dosoretz, M.D., our President and Chief Executive Officer since April 1997, Joseph M. Garcia, our Chief Operating Officer since March 2011, Constantine A. Mantz, M.D. who joined us in 2000 and has served as our Chief Medical Officer since February 2011 and formerly as Senior Vice President of Clinical Operations from March 2009 to February 2011, Kerrin E. Gillespie, who served as our Senior Vice President and Chief Financial Officer from March 2010 until May 2011 and Norton L. Travis who has been our Executive Vice President and General Counsel since joining us in February 2008. Our named executive officers also include Bryan J. Carey, our Vice Chairman and Chief Financial Officer since January 2012, who has served as our Interim Chief Financial Officer previously from September 2009 until March 2010 and May 2011 to December 2011.

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

Role of Our Compensation Committee

        Our Compensation Committee evaluates and determines the levels and forms of individual compensation for our named executive officers. Under the term of its charter, our Compensation Committee reviews and either approves, on behalf of the Company's board of directors, or recommends to the Company's board of directors for approval the annual salaries and other compensation for our executive officers and individual unit incentive awards. The Compensation Committee develops and determines all components of executive officer compensation, as well as provides assistance and recommendations to the Company's board of directors with respect to our incentive-compensation plans, equity-based plans, compensation policies and practices and assists with the administration of our compensation and benefit plans. Messrs. Sheridan and Elrod serve on the Compensation Committee, which met one time during 2011.

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

        Base Salary and Production Incentive Bonuses.    Base salaries are intended to provide a fixed level of compensation sufficient to attract and retain an effective management team when considered in combination with other performance- based components of our executive compensation program. We believe that the base salary element is required to provide our named executive officers with a stable income stream that is commensurate with their responsibilities and competitive market conditions. Annual base salaries are established on the basis of market conditions at the time we hire an executive. Any subsequent modifications to annual base salaries are influenced by the performance of the executive, the increased/decreased duties of the executive and by significant changes in market conditions. We do not align compensation for our executive officers with market pay percentile benchmarks. In addition, we are party to physician employment agreements with our physician named executive officers, who provide significant clinical leadership in the Company beyond their executive management roles in their capacities as physicians. These physician employment agreements provide for production and ancillary incentive bonus arrangements generally based on achievement of a certain level of collections or revenues by such individuals.

        The current base salaries described below were negotiated in connection with the Merger and are based in part on salaries paid prior to the Merger. A summary of the base salary and production incentive bonus arrangements with our named executive officers is as follows, except for Mr. Gillespie who joined the Company in March 2010 and left the Company in May 2011 and Joseph Garcia who joined the Company in March 2011:

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

  •
  Joseph M. Garcia—We entered into an executive employment agreement with Mr. Garcia, dated effective as of March 1, 2011, which provides for an annual base salary of $400,000.

  •
  Constantine A. Mantz, M.D.—We entered into a physician employment agreement with Dr. Mantz, dated effective as of July 1, 2003 and as amended, which provides for an annual base salary of $1,100,000 and an annual production incentive bonus arrangement based on a percentage of the professional component collections associated with the Company's Lee and Monroe County, Florida radiation oncology centers and certain other ancillary services provided in the Lee County, Florida local market.

  •
  Kerrin E. Gillespie—We entered into an executive employment agreement with Mr. Gillespie, dated effective as of February 8, 2010, which provides for an annual base salary of $400,000. Mr. Gillespie's employment ended on May 16, 2011.

  •
  Norton L. Travis—We entered into an executive employment agreement with Mr. Travis in connection with the Merger, dated effective as of February 21, 2008, which provides for an annual base salary of $900,000.

  •
  Bryan J. Carey—Mr. Carey has served as the Company's Interim Chief Financial Officer since May 2011 and previously served as the Company's interim Chief Financial Officer from September 2009 to March 2010 and has been a member of the Company's board of directors since April 2009. Mr. Carey is a Managing Director of Vestar, primarily focused on healthcare investments. We did not enter into an employment agreement with Mr. Carey and Mr. Carey does not and did not receive any remuneration in connection with his service as interim Chief Financial Officer. Effective January 1, 2012, Mr. Carey's annual base salary is $475,000. We are currently negotiating an executive employment agreement with Mr. Carey.

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

        Pursuant to the terms of their executive employment agreements, certain named executive officers were eligible to earn a target annual cash incentive payment for fiscal year 2011 equal to either a defined minimum amount or a percentage of that named executive officer's annual base salary, as further described below:

  •
  For fiscal year 2011, Dr. Dosoretz was eligible to earn an annual cash performance incentive bonus award with a target bonus amount not less than $1,500,000 pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of pro forma adjusted earnings before interest, taxes, depreciation and amortization ("PF Adjusted EBITDA"), net debt targets and achievement of specified objectives. The relative weight of each factor in determining the cash performance incentive bonus award was determined by the Company's board of directors. PF Adjusted EBITDA also includes certain adjustments, such as loss on extinguishment of debt, non-cash impairment losses and gains/losses on disposal of assets, minority interest, equity-based compensation, employee severance and other costs, acquisition costs, management fee to Vestar, adjustment related to sale-leaseback accounting, litigation expenses, non-cash rent expense and other adjustments.

  •
  For fiscal year 2011, Mr. Garcia is eligible to earn an annual cash performance incentive bonus award with a target bonus amount up to 60% of his base salary pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA, net debt targets and achievement of specified objectives.

  •
  For fiscal year 2011, Mr. Gillespie is eligible to earn an annual cash performance incentive bonus award with a target bonus amount up to 60% of his base salary pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA, net debt targets and achievement of specified objectives.

  •
  For fiscal year 2011, Mr. Travis was eligible to earn an annual cash performance incentive bonus award with a target bonus amount not less than $300,000 pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA, net debt targets and achievement of specified objectives.

        After target bonus award amounts are established as a defined minimum amount or percentage of each named executive officer's base salary, the Company's board of directors establishes overall Company performance targets as the next step in determining annual cash bonus payments. For fiscal year 2011, the Company's board of directors assigned a 60% weighting to PF Adjusted EBITDA performance measure, a 40% weighting to net debt performance measure to encourage management to focus more on making long-term investments to grow our business and a discretionary bonus for the achievement of specified objectives.

        At the on-target level of achievement for the PF Adjusted EBITDA performance metric, a named executive officer's bonus payment is equal to 100% of his or her target bonus amount. At the maximum target level of achievement, a named executive officer's bonus payment is equal to 200% of his target bonus amount. At the minimum target level of achievement for PF Adjusted EBITDA and Net Debt performance measures, a named executive officer's bonus payment is equal to 25% and 15%, respectively, of his target bonus amount. Bonus payments for actual results that fall between the minimum and maximum target performance levels are adjusted on a linear basis.

        The following table illustrates our overall performance in relation to our targets for PF Adjusted EBITDA and net debt targets as well as achievement of specified objectives for fiscal year 2011:

Type of Financial Performance Metric	Minimum Target Level of Achievement	On-Target Level of Achievement	Maximum Target Level of Achievement	Actual Level of Achievement	Level of Target Achieved
PF Adjusted EBITDA	$129.0	$139.0	$145.0	$128.1	Not Achieved
Net Debt	$656.3	$668.7	$—	$675.3	Not Achieved
Specified Objectives					Achieved

        Our bonus plan for fiscal year 2011 is structured in the same manner as it was for fiscal year 2010, with financial performance being evaluated against PF Adjusted EBITDA and net debt targets and achievement of specified objectives. The timing of payments under the bonus plan for fiscal year 2011 is expected to be consistent with that for fiscal year 2010.

        Discretionary Cash Bonuses.    The compensation committee awarded a discretionary cash bonus to the executive management team for the achievement of certain milestone accomplishments. The 2011 discretionary cash bonus amounts awarded to the executive management team are noted in the following summary compensation table under the caption "non-equity incentive plan compensation.

        The compensation committee determined the discretionary bonus awards based on the 2011 milestone accomplishments which included the following:

  •
  Closing, integration and value added initiatives to the Medical Developers Acquisition.

  •
  Closing the MHP transaction, developing a group practice model in the state of Michigan.

  •
  Closing the radiation treatment center acquisitions in Redding, California and Goldsboro North Carolina and entering into a letter of intent for the purchase of a radiation treatment center in Sarasota, Florida.

  •
  Strengthening the Company's clinical working relationships through 20 physician liaisons.

  •
  Managed care pricing strategy and implementation.

  •
  Expansion of medical group practices through hiring and acquisitions of approximately 17 physicians.

  •
  September 30, 2011 credit agreement amendment to provide flexibility for growth and covenant modifications. Increase in the Revolver by $50.0 million.

  •
  International acquisition of five radiation treatment centers in Argentina in November 2011.

        Discretionary Cash Bonuses.    In addition to the amounts described above that were awarded under our Annual Cash Incentive Payments in 2011, the Company's board of directors awarded a discretionary cash bonus in fiscal year 2011 to Mr. Travis in the amount of $50,000 in recognition of his work related to our business development activities and a relocation cash bonus in fiscal year 2011 to Mr. Garcia in the amount of $50,000 associated with his employment with the Company. Although the Compensation Committee does not anticipate that discretionary cash bonuses will be routinely awarded, it reserves the right to make such awards in the future as circumstances warrant.

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

        Also, on February 21, 2008, in connection with the Merger, RT Investments adopted a new equity-based plan and authorized for issuance under the plan approximately 1,494,111 units of limited liability company interests consisting of 526,262 Class B non-voting equity units and 967,849 Class C non-voting equity units. The Class B non-voting equity units time vest over 48 months and the Class C non-voting equity units vest annually for 34 months based on certain performance conditions and/or investment performance conditions being met or achieved and, in all cases, assuming continued employment. The performance conditions relate to the Company achieving PF Adjusted EBITDA and net debt targets that were established in connection with the Merger. The vesting schedule for the units described above was designed to motivate our named executive officers and other members of management to enhance our financial and operational performance and equity value over the long-term as well as to promote executive retention. The following table presents the outstanding grants of Class B non-voting equity units and Class C non-voting equity units to our named executive officers as of December 31, 2011:

Name	Class B Units	Class C Units
Daniel E. Dosoretz, M.D., President and Chief Executive Officer	282,428	337,235
Joseph M. Garcia, Chief Operating Officer	20,831	53,874
Constantine A. Mantz, M.D., Chief Medical Officer	8,420	21,777
Kerrin E. Gillespie, former Senior Vice President and Chief Financial Officer	4,166	—
Norton L. Travis, Executive Vice President and General Counsel	42,101	108,883
Bryan J. Carey, Chief Financial Officer	—	—

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

	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards	Non-Equity Incentive Plan Compensation ($)	Other Annual Compensation ($)		Total ($)
Daniel E. Dosoretz M.D.	2011	2,000,000	25,065	—	600,000	22,047	(2)	2,647,112
President, Chief Executive	2010	2,000,000	29,479	—	600,000	87,154	(2)	2,716,633
Officer and Director	2009	2,000,000	22,937	—	600,000	116,536	(2)	2,739,473
Joseph M. Garcia,	2011	346,154	50,000	—	200,000	—		596,154
Chief Operating Officer	2010	—	—	—	—	—		—
	2009	—	—	—	—	—		—
Constantine A. Mantz, M.D.	2011	961,000	570,895	—	—	30	(4)	1,531,925
Chief Medical Officer	2010	840,000	637,479	—	—	—		1,477,479
	2009	689,346	809,095	—	—	—		1,498,441
Norton L. Travis	2011	900,000	50,000	—	200,000	129	(4)	1,150,129
Executive Vice President and	2010	900,000	60,000	—	120,000	2,450	(3)	1,082,450
General Counsel	2009	900,000	180,000	—	120,000	2,450	(3)	1,202,450
Kerrin Gillespie(5)	2011	161,981	—	—	—	29	(4)	162,010
former Chief Financial Officer	2010	307,692	60,000	—	76,000	—		443,692
Bryan J. Carey(6)	2011	—	—	—	—	100,000		—
Chief Financial Officer	2010	—	—	—	—	—		—
	2009	—	—	—	—	—		—

(1)
The amounts set forth in this column represent discretionary bonuses approved by the Company's board of directors except for Dr. Dosoretz's 2011 - 2009 bonuses and Dr Mantz's 2011-2009 bonuses, which were based on production and ancillary bonus arrangements set forth in their respective physician employment agreements.

(2)
These amounts consist of: (i) compensation associated with the personal use of the Company's corporate aircraft in 2011, 2010 and 2009 in the amounts of $21,918, $84,575 and $111,377, respectively; (ii) discretionary company profit-sharing contributions to our Profit Sharing 401(k) and Retirement Plan in 2010 and 2009 in the amounts of $2,450 and $2,450, respectively; and (iii) life insurance premiums paid by the Company in 2011, 2010 and 2009 of $129, $129 and $2,709, respectively.

(3)
These amounts consist of discretionary company profit-sharing contributions to our Profit Sharing 401(k) and Retirement Plan in 2010 and 2009.

(4)
These amounts consist of life insurance premiums paid by the Company in 2011.

(5)
Mr. Gillespie's employment commenced on March 15, 2010 and ended on May 16, 2011.

(6)
Mr. Carey's employment commenced on January 1, 2012. Mr. Carey has served as our Interim Chief Financial Officer since May 2011 and previously served as our interim Chief Financial Officer from August 2009 until March 14, 2010. In 2011 we recruited Mr. Carey and awarded Mr. Carey $100,000 for his interim services as Chief Financial Officer.

Grants of Plan-Based Awards in Fiscal 2011

        The following table provides supplemental information relating to grants of plan-based awards to our named executive officers in fiscal 2011.

	Payout Levels Under Non-Equity Incentive Plan Awards(1)
	Minimum ($)	Target ($)	Maximum ($)
Daniel E. Dosoretz, M.D.	300,000	1,500,000	3,000,000
Joseph M. Garcia	48,000	240,000	480,000
Constantine A. Mantz, M.D.	—	—	—
Kerrin E. Gillespie	48,000	240,000	480,000
Norton L. Travis	60,000	300,000	600,000
Bryan J. Carey	—	—	—

(1)
Thresholds under our non-equity performance incentive bonus plan are determined annually by the Company's board of directors. Amounts represent potential payouts relating to 2011 based on current based compensation. Amounts set forth in this table exclude the achievement of specified objectives, which if achieved could provide an additional 20% bonus based on a named executive officer's base salary.

	Payout Levels Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units(#)
	Grant Date(1)	Target (#)	Unit Class	Grant Date Fair Value of Equity Awards($)(2)
Daniel E. Dosoretz, M.D.	—	—	—	—	—
Joseph M. Garcia	3/01/11	20,831	Class B	114,362	—
	3/01/11	53,874	Class C	262,905	—
Constantine A. Mantz, M.D.	—	—	—	—	—
Kerrin E. Gillespie	—	—	—	—	—
Norton L. Travis	—	—	—	—	—
Bryan J. Carey	—	—	—	—	—

(1)
Date on which the restricted units were transferred to the named executive officer.

(2)
Reflects the grant date fair value computed in accordance with Accounting Standards Codification 718.

Outstanding Equity Awards at 2011 Fiscal-Year End

        The following table provides information regarding outstanding equity awards held by our named executive officers as of the end of fiscal 2011.

	Stock Awards
				Equity Incentive Plan Awards
	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested($)(c)	Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(c)
Daniel E. Dosoretz, M.D.	70,607	Class B Units(a)	387,632	299,764	Class C Units(a)	1,462,850
Joseph M. Garcia	15,623	Class B Units(b)	85,772	53,874	Class C Units(b)	262,905
Constantine A. Mantz, M.D.	2,105	Class B Units(a)	11,557	19,357	Class C Units(a)	94,462
Kerrin E. Gillespie	—	Class B Units	—	—	Class C Units	—
Norton L. Travis	10,525	Class B Units(a)	57,784	96,785	Class C Units(a)	472,310
Bryan J. Carey	—	Class B Units	—	—	Class C Units	—

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

(b)
Units granted on March 1, 2011 with a vesting measurement date, as set forth in the relevant subscription agreement. The Class B non-voting equity units of RT Investments time vest over 46 months and the Class C non-voting equity units of RT Investments vest annually for 36 months based on certain performance conditions and/or investment performance conditions being met or achieved and, in all cases, assuming continued employment, as explained in more detail above, under "Compensation Discussion and Analysis—Long-Term Equity Incentives."

(c)
Payout value represents fair market value determined as of fiscal year-end, which is $5.49 per Class B non-voting equity unit of RT Investments and $4.88 per Class C non-voting equity unit of RT Investments.

Option Exercises and Stock Vested

        No options were issued, outstanding or exercised during fiscal 2011. For purposes of this disclosure item, no units were vested during fiscal 2011 such that value was realized, as the Company could repurchase at cost the units of any executive who terminated his or her employment voluntarily during fiscal 2011. However, if an executive officer were terminated without cause or resigned for good reason as of the last day of the fiscal year, he or she would be entitled to receive proceeds for a portion of his or her units. See "Compensation Discussion and Analysis—Treatment of Equity Interests in Radiation Therapy Services Holdings, Inc." below.

Pension Benefits

        The Company has no pension plans.

Nonqualified Deferred Compensation

        The Company does maintain a nonqualified deferred compensation plans. None of the named executives participated in the nonqualified deferred compensation plan in 2011.

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

Executive Employment Agreement with Joseph M. Garcia

        We have entered into an executive employment agreement, dated effective as of March 1, 2011, with Joseph M. Garcia, pursuant to which Mr. Garcia serves as Chief Operating Officer. The employment term is a three-year term beginning February 7, 2011 with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

        Mr. Garcia is currently entitled to receive an annual base salary of $400,000 and entitled to such increases in his annual base salary as may be determined by the Company's board of directors or compensation committee from time to time. With respect to the 2011 fiscal year and each full fiscal year during the employment term, Mr. Garcia is also eligible to earn an annual cash incentive payment of up to 60% of his base salary, the actual amount of the bonus to be determined by the Company's board of directors pursuant to a bonus plan based on factors including, without limitation, the Company's PF Adjusted EBITDA and net debt targets. Mr. Garcia is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We have also agreed to indemnify Mr. Garcia in connection with his capacity as an officer.

        If Mr. Garcia's employment is terminated by us during the term of the agreement, he is entitled to his Accrued Compensation.

        If Mr. Garcia's employment is terminated by us without "cause" (as defined in his employment agreement) or by Mr. Garcia for "good reason" (as defined in his employment agreement), subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants described below, and in addition to the payment of the Accrued Compensation, the Company is obligated to make monthly payments to Mr. Garcia for a period of 12 months after his termination date. Each monthly payment shall be equal to 1/12th of Mr. Garcia's annual base salary as in effect at the termination date; provided that payments that otherwise would have been made during the 60 day period after the termination date shall be made on the first payroll period after the 60th day following the termination date and shall include payment of any amounts that would have otherwise be due prior thereto.

        If Mr. Garcia resigns or voluntarily terminates the agreement without "good reason", he shall be entitled to receive his Accrued Compensation.

        If Mr. Garcia's employment terminates due to "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation and any other disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company. If Mr. Garcia dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to the sum of (i) his Accrued Compensation and (ii) the estimated annual cash incentive payment for the fiscal year in which the death occurs (on a pro rate basis for the number whole or partial months in the fiscal year in which the death occurs through the date of death). In addition, the death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by Mr. Garcia in accordance with the terms of the applicable plan.

        Mr. Garcia is also subject to a covenant not to disclose our confidential information during his employment term, and at all times during his employment term and ending 18 months after his termination date, Mr. Garcia covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Mr. Garcia breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

Physician Employment Agreement with Constantine A. Mantz, M.D.

        We have entered into a physician employment agreement with Constantine A. Mantz, dated effective as of July 1, 2003 and as amended, pursuant to which Dr. Mantz serves as our Senior Vice President of Clinical Operations and provides medical services as a radiation oncologist. The employment term commenced on July 1, 2003 and is a five-year term with automatic one-year extensions thereafter unless either party provides the other 90 days' prior written notice of its intention not to renew the employment agreement. Dr. Mantz is currently entitled to receive an annual base salary of $1,100,000 and the Company shall be obligated to pay all medical malpractice insurance premiums during employment and any "tail" coverage premiums after termination or expiration of this agreement if Dr. Mantz's employment is terminated without cause, or due to death or disability. Further, during Dr. Mantz's employment, the Company will provide basic hospital and major medical insurance coverage to him to the extent obtainable with coverage amounts as the Company shall in its sole discretion determine and subject to the limitations and restrictions of the Company's group health plan.

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

Executive Employment Agreement with Kerrin E. Gillespie

        We had entered into an executive employment agreement, dated effective as of February 8, 2010, with Kerrin E. Gillespie, pursuant to which Mr. Gillespie previously served as Senior Vice President and Chief Financial Officer. The employment term was a three-year term beginning March 15, 2010 with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

        Mr. Gillespie was entitled to receive an annual base salary of $400,000 and was entitled to such increases in his annual base salary as may be determined by the Company's board of directors or compensation committee from time to time. With respect to the 2010 fiscal year and each full fiscal year during the employment term, Gillespie is also eligible to earn an annual cash incentive payment of up to 60% of his base salary, the actual amount of the bonus to be determined by the Company's board of directors pursuant to a bonus plan based on factors including, without limitation, the Company's PF Adjusted EBITDA and net debt targets. Mr. Gillespie was also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We have also agreed to indemnify Mr. Gillespie in connection with his capacity as an officer.

        Effective May 16, 2011, Mr. Gillespie resigned without "good reason", and was entitled to receive his Accrued Compensation.

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

        Mr. Gillespie's employment ended on May 16, 2011.

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

Executive Employment Agreement with Bryan J. Carey

        We are currently negotiating an executive employment agreement with Mr. Carey and he received $100,000 as remuneration in conjunction with his capacity of interim Chief Financial Officer. Mr. Carey does not and did not participate in the annual cash performance incentive bonus plan and did not receive any discretionary or other bonuses.

Potential Payments upon Termination

        The following disclosure indicates the potential payments and benefits to which our named executive officers would be entitled upon termination of employment. All calculations are based on an assumed termination date of December 31, 2011. The disclosure below does not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. Potential payments upon termination attributable to Mr. Watson and Mr. Gillespie are not presented below since they did not receive any such payments as a result of his voluntarily termination of employment with the Company on August 31, 2009 and May 16, 2011, respectively. Potential payments upon termination attributable to Mr. Carey are not presented below since we did not enter into an employment agreement with Mr. Carey and he was not otherwise entitled to such termination payments or benefits.

Potential Payments to Each Named Executive Officer

Daniel E. Dosoretz, M.D., President and Chief Executive Officer(1)

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over Two Years ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	4,200,000	600,000	18,000	4,818,000
Voluntary resignation	—	—	—	—	—
Disability or death(2)	600,000	—	—	—	600,000

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

Joseph M. Garcia, Chief Operating Officer(1)

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over 18 Months ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	600,000	200,000	—	800,000
Voluntary resignation	—	—	—	—	—
Disability or death(2)	200,000	—	—	—	200,000

(1)
Mr. Garcia's employment commenced on February 7, 2011.

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

Norton L. Travis, Executive Vice President and General Counsel

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over Two Years ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	2,200,000	200,000	—	2,400,000
Voluntary resignation	—	—	—	—	—
Disability or death(1)	200,000	—	—	—	200,000

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

        Notwithstanding the above, if (i) the executive's employment with the Company is terminated for any reason other than (A) by the Company for cause or (B) by the executive without good reason during the two year period subsequent to the grant date of the Class C non-voting equity units of RT Investments and (ii) a sale of the Company occurs within six months following the termination date that results in Vestar receiving proceeds from such sale together with any distributions made at the same time or as or prior to the consummation of the sale, that would have resulted in the executive being entitled to retain a greater number of Class C non-voting equity units of RT Investments if the executive had remained employed by the Company through the date of the sale of the Company that the number of Units retained by the executive pursuant to the foregoing provisions, then (x) such additional Class C non-voting equity units of RT Investments shall be deemed to remain outstanding as of the time of the consummation of the sale of the Company, (y) the amount of any distributions by the Company that the executive shall be entitled to receive with respect to the Class C non-voting equity units of RT Investments held by the executive shall be governed by the applicable section of the Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC and give effect to such additional Class C non-voting equity units of RT Investments , and (z) the amount of the proceeds that the executive shall be entitled to receive with respect to the Class C non-voting equity units of RT Investments held by the executive in such sale of the Company shall be governed by the applicable sections of the Amended and Restated Securityholders Agreement described below. See "Certain Relationships and Related Party Transactions."

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

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Company's board of directors that the Compensation Discussion and Analysis be included in this Registration Statement.

        Submitted by the Compensation Committee of the Company's board of directors:

James L. Elrod, Jr. (Chair)
Howard M. Sheridan, M.D.

Directors Compensation

        The following tables provide information concerning certain of our employees who are not named executive officers but who serve as a director on the Company's board of directors. We do not provide any remuneration to the members of the Company's board of directors other than to the directors listed below and the compensatory arrangements with certain of our directors designated as a named executive office other than for director services. See "Executive Compensation" and "Certain Relationships and Related Party Transactions." Shares and stock options are not included in this table because none were issued during fiscal 2011 and none were outstanding at fiscal year-end. Further, changes in pension value and nonqualified deferred compensation earnings are also not included in this table because the Company does not maintain any pension plans and the Directors did not participate in our nonqualified deferred compensation plans.

	Fees Earned or Paid in Cash($)	Stock Award($)	Non-Equity Incentive Plan Compensation($)(1)	All Other Annual Compensation($)		Total($)
Howard M. Sheridan, M.D.	—	—	—	305,188	(2)	305,188
James H. Rubenstein, M.D.	—	—	—	675,194	(3)	675,194

(1)
Dr. Rubenstein participates in the Company's annual cash incentive bonus award plan. See "Executive Compensation." For fiscal year 2011, Dr. Rubenstein was eligible to earn an annual cash performance incentive bonus award with a target bonus amount not less than $400,000 pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA and net debt targets. The relative weight of each factor in determining the cash performance incentive bonus award was determined by the Company's board of directors. PF Adjusted EBITDA also includes certain adjustments, such as loss on extinguishment of debt, non-cash impairment losses and gains/losses on disposal of assets, minority interest, equity-based compensation, employee severance and other costs, acquisition costs, management fee to Vestar, adjustment related to sale-leaseback accounting, litigation expenses, non-cash rent expense and other adjustments. For fiscal year 2011, the Company's board of directors assigned a 60% weighting to PF Adjusted EBITDA performance measure, a 20% weighting to net debt performance measure to encourage management to focus more on making long-term investments to grow our business, and a 20% weighting to achievement of specified objectives. The specified objectives were achieved in 2010 in addition to the achievement of the PF Adjusted EBITDA and net debt targets at the minimum levels.

(2)
We entered into an Executive Employment Agreement with Dr. Sheridan in connection with the Merger under which Dr. Sheridan provides corporate executive services and support in such areas as strategic planning, mergers and acquisitions, and physician, payor and hospital relationships. This agreement provides for a base salary of $300,000 and a performance incentive bonus at the discretion of the Company's board of directors, or it's Compensation Committee. Compensation associated with the personal use of the Company's corporate aircraft in 2011 of $4,807 and life insurance premiums paid by the Company in 2011 of $381. Dr. Sheridan did not receive a discretionary bonus in fiscal 2011.

(3)
We entered into an Executive Employment Agreement with Dr. Rubenstein in conjunction with the Merger in which Dr. Rubenstein serves as Secretary and Medical Director. This agreement provides for a base salary of $400,000 and participation in the annual cash performance incentive bonus award plan as described above. In addition, we entered into a Physician Employment Agreement with Dr. Rubenstein also in connection with the Merger which provided for an annual base salary of $300,000. The Physician Employment Agreement was amended in February 2010, to reduce the annual base salary to $200,000. In 2011, Dr. Rubenstein received $25,065 pursuant to a production and ancillary bonus arrangement, a $50,000 discretionary bonus for his dedicated services in the field of radiation oncology and life insurance premiums paid by the Company in 2011 of $129.

        In the event that either the Physician Employment Agreement or Executive Employment Agreement is terminated for any reason, Dr. Rubenstein's annual base salary under the respective continuing agreement shall be increased to $700,000.

Grants of Plan-Based Awards in Fiscal 2011

        The following table provides supplemental information relating to grants of plan-based awards to our directors in fiscal 2011.

		Payout Levels Under Non-Equity Incentive Plan Awards			Payout Levels Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(#)
	Grant Date(1)	Minimum ($)	Target ($)	Maximum ($)	Minimum ($)	Target ($)	Maximum ($)
Howard M. Sheridan, M.D.	—	—	—	—	—	—	—	—
James H. Rubenstein, M.D.	—	80,000	400,000	800,000	—	—	—	—

(1)
Thresholds under non-equity performance incentive bonus plan are determined annually by the Company's board of directors. Amounts set forth in this table exclude the achievement of specified objectives, which if achieved could provide an additional 20% bonus based on the director's base salary.

Outstanding Equity Awards at 2011 Fiscal-Year End

        The following table provides information regarding outstanding equity awards held by our directors as of the end of fiscal 2011. Shares and stock options are not included in this table because none were issued during fiscal 2011 and none were outstanding at fiscal year-end.

	Stock Awards					Equity Incentive Plan Awards
	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested($)(b)	Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(b)
Howard M. Sheridan, M.D.	1,053	Class B Units(a)	5,778	9,678	Class C Units(a)	47,231
James H. Rubenstein, M.D.	3,158	Class B Units(a)	17,335	29,035	Class C Units(a)	141,693

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

        As of December 31, 2011, each director held the following total numbers of units of RT Investments (including those not set forth above because they are vested):

  •
  Dr. Sheridan held 3,158 Class B non-voting equity units and 1,210 Class C non-voting equity units; and

  •
  Dr. Rubenstein held 9,473 Class B non-voting equity units and 3,629 Class C non-voting equity units.

Option Exercises and Stock Vested

        No options were issued, outstanding or exercised during fiscal 2011. For purposes of this disclosure item, no units were vested during fiscal 2011 such that value was realized, as the Company could repurchase at cost the units of any executive or director who terminated his or her employment voluntarily during fiscal 2011. However, if an executive or director were terminated without cause or resigned for good reason as of the last day of the fiscal year, he or she would be entitled to receive proceeds for a portion of his or her units. See "Compensation Discussion and Analysis—Treatment of Equity Interests in Radiation Therapy Services Holdings, Inc."

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

        Dr. Rubenstein is currently entitled to receive an annual base salary of $400,000 and entitled to such increases in his annual base salary as may be determined by the Company's board of directors or compensation committee from time to time. With respect to the 2011 fiscal year and each full fiscal year during the employment term, Dr. Rubenstein is also eligible to earn an annual cash incentive payment of not less than $400,000, (as the Company's board of directors may, but not be obligated to adjust from time to time, the "Rubenstein Target Bonus"), the actual amount of the bonus to be determined by the Company's board of directors pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA and net debt targets.

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

        Dr. Sheridan is currently entitled to receive an annual base salary of $300,000 and entitled to such increases in his annual base salary as may be determined by the Company's board of directors or compensation committee from time to time. With respect to the 2011 fiscal year and each full fiscal year during the employment term, Dr. Sheridan is eligible to receive a performance incentive bonus at the discretion of the Company's board of directors, or it's Compensation Committee.

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

Potential Payments upon Termination

        The following disclosure indicates the potential payments and benefits to which our directors would be entitled upon termination of employment. All calculations are based on an assumed termination date of December 31, 2011. The disclosure below does not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the directors.

Potential Payments to Each Director

James H. Rubenstein, M.D., Director, Secretary and Medical Officer(1)

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over One Year ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	800,000	—	—	800,000
Voluntary resignation	—	—	—	—	—
Disability or death(2)	—	—	—	—	—

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

Howard M. Sheridan, M.D., Director

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over One Year ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	300,000	—	—	300,000
Voluntary resignation	—	—	—	—	—
Disability or death(1)	—	—	—	—	—

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        RT Investments owns 100% of the capital stock of Parent, which in turn holds 100% of the capital stock of Radiation Therapy Services, Inc., the issuer of the notes in this offering. The following table sets forth certain information with respect to the beneficial ownership of RT Investments' equity units as of December 31, 2011 by: (i) each person or entity who owns of record or beneficially 5% or more of any class of RT Investments' voting securities; (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of equity units subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2011 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The respective percentages of beneficial ownership of Class A voting equity units of RT Investments, Class B non-voting equity units of RT Investments, Class C non-voting equity units of RT Investments and non-voting preferred equity units of RT Investments owned is based on 10,261,347 shares of Class A voting equity units of RT Investments, 512,448 shares of Class B non-voting equity units of RT Investments, 916,809 shares of Class C non-voting equity units of RT Investments and 541,308 shares of non-voting preferred equity units of RT Investments outstanding as of December 31, 2011. This information has been furnished by the persons named in the table below or in filings made with the SEC. Unless otherwise indicated, the address of each of the directors and executive officers is c/o Radiation Therapy Services, Inc., 2270 Colonial Boulevard, Fort Myers, Florida 33907.

	Class A Units		Class B Units(3)		Class C Units(3)		Preferred Units
Name of Beneficial Owner	Number(1)	Percent	Number(1)	Percent	Number(1)	Percent	Number(1)	Percent
Principal shareholder:
Funds affiliated with Vestar(2)	8,286,564	80.8%	—	—	—	—	437,134	80.8%
Directors and named executive officers:
Daniel E. Dosoretz, M.D.(4).	717,107	7.0%	282,428	55.1%	337,235	36.8%	37,829	7.0%
James L. Elrod, Jr.(5)	—	—	—	—	—	—	—	—
Bryan J. Carey(6)	—	—	—	—	—	—	—	—
Anil Shrivastava(7)	—	—	—	—	—	—	—	—
Erin L. Russell(8)	—	—	—	—	—	—	—	—
James H. Rubenstein, M.D.(9)	354,569	3.5%	12,630	2.5%	32,665	3.6%	18,704	3.5%
Alejandro Dosoretz	258,955	2.5%	12,499	2.4%	32,325	3.5%	13,660	2.5%
Howard M. Sheridan, M.D.	179,277	1.7%	4,210	*	10,888	1.2%	9,457	1.7%
Kerrin E. Gillespie	2,392	*	4,166	*	—	—	126	*
Eduardo Fernandez, M.D., Ph.D.(10)	15,936	*	8,420	1.6%	21,777	2.4%	841	*
Constantine A. Mantz, M.D.	7,968	*	8,420	1.6%	21,777	2.4%	420	*
Joseph Garcia	—	—	20,831	4.1%	53,874	5.9%	—	—
Norton L. Travis(11)	15,936	*	42,101	8.2%	108,883	11.9%	841	*
All directors and executive officers as a group (8 persons)	1,301,151	12.7%	383,250	74.8%	597,987	65.2%	68,639	12.7%

*
Represents less than 1%

(1)
Fractional units have been round to the nearest highest integer.

(2)
Includes 4,260,078 shares of Class A voting equity units of RT Investments and 224,728 shares of non-voting preferred equity units of RT Investments held by Vestar Capital Partners V, L.P., 1,171,620 shares of Class A voting equity units of RT Investments and 61,806 shares of non-voting preferred equity units of RT Investments held by Vestar Capital Partners V-A, L.P., 70,756 shares of Class A voting equity units of RT Investments and 3,733 shares of non-voting preferred equity units of RT Investments held by Vestar Executives V, L.P. and 234,398 shares of Class A voting equity units of RT Investments and 12,365 shares of non-voting preferred equity units of RT Investments held by Vestar Holdings V, L.P. Vestar Associates V, L.P. is the general partner of Vestar Capital Partners V, L.P., Vestar Capital Partners V-A, L.P., Vestar Executives V, L.P. and Vestar Holdings V, L.P. and Vestar Managers V Ltd. is the general partner of Vestar Associates V, L.P. As such, Vestar Managers V Ltd. has sole voting and dispositive power over the shares held by Vestar and its affiliated funds. Vestar's co-investors, which Vestar controls, own 2,549,712 shares of Class A voting equity units of RT Investments, or approximately 25% of Class A voting equity units of RT Investments, and 134,503 shares of non-voting preferred equity units of RT Investments, or approximately 26% of the preferred equity units of RT Investments. As such, Vestar and its affiliates control, and may be deemed to beneficially own 8,286,564 shares of Class A voting equity units of RT Investments, or approximately 81% of the Class A voting equity units of RT Investments, and 437,123 shares of the non-voting preferred equity units of RT Investments, or approximately 81% of the preferred equity units of RT Investments, through its ability to directly or indirectly control its co-investors. Each of Vestar and its affiliated funds disclaims beneficial ownership of such securities, except to the extent of its pecuniary interest therein. The address for each of Vestar and its affiliated funds is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(3)
Class B units and Class C units are non-voting equity units of RT Investments issued under a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards from an equity pool representing up to 13% of the common equity value of RT Investments following return of preferred capital and accreted return on preferred capital, which as of December 31, 2011 was 12.1%.

(4)
These shares are held in trusts for which Dr. Dosoretz and his descendants are beneficiaries. Dr. Dosoretz is the trustee of the trusts and as such, has sole voting and investment power with respect to the shares in the trusts.

(5)
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

(6)
Mr. Carey is a managing director of Vestar, and therefore may be deemed to beneficially own the Class A voting equity units of RT Investments and the non-voting preferred equity units of RT Investments held by Vestar, its affiliated funds and its co-investors. Mr. Carey disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. Mr. Carey has served as our Interim Chief Financial Officer since May 2011 and previously served as our interim Chief Financial Officer from August 2009 until March 15, 2010. The address for Mr. Carey is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

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

(9)
These shares are held in trusts for which Dr. Rubenstein and his descendants are beneficiaries. Dr. Rubenstein is the trustee of the trusts and as such, has sole voting and investment power with respect to the shares in the trusts.

(10)
These shares are held in common Angelica Guckes, Dr. Fernandez's spouse. Dr. Fernandez and Mrs. Guckes share voting and investment powers with respect to these shares.

(11)
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

Merger Transaction

        On October 19, 2007, we entered into the Merger Agreement with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to which we consummated the Merger. Upon completion of the Merger, each share of the Company's common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments' management team and certain employees) was converted into $32.50 in cash without interest. The Closing occurred on February 21, 2008. Immediately following the Closing, Parent became the owner of all of the outstanding common stock of the Company, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. As a result, Vestar and its affiliates currently control approximately 83% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of the Company's common stock or invested cash in the Company, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments as further described below. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (Class B and C non-voting equity units) from an equity pool representing up to 13% of the common equity value of RT Investments, which as of December 31, 2011 was 12.1%. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments.

Administrative Services Agreements

        In California, Delaware, Maryland, Massachusetts, Nevada, New York and North Carolina, we have administrative services agreements with professional corporations owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in such states. Drs. Dosoretz, Rubenstein and Michael J. Katin, M.D., a former director on the Company's board of directors as well as a director on the boards of directors of several of our subsidiaries and an equityholder of RT Investments, own interests in these professional corporations ranging from 0% to 100%.

        We have entered into these administrative services agreements in order to comply with the laws of such states which prohibit us from employing physicians. Our administrative services agreements generally obligate us to provide treatment center facilities, staff and equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting and assistance in marketing services. Terms of the agreements are typically 20-25 years and renew automatically for successive five-year periods, with certain agreements having 30 year terms and automatically renewing for successive one-year periods. The administrative services agreements also contain restrictive covenants that preclude the professional corporations from providing substantially similar healthcare services, hiring another management services organization and soliciting our employees, customers and clients for the duration of the agreement and some period after termination, usually three years. Monthly fees for such services may be computed on a fixed basis, percentage of net collections basis, or on a per treatment basis, depending on the particular state requirements. The administrative services fees paid to us by such professional corporations under the administrative services agreements were approximately $87.2 million, $83.5 million and $79.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. These annual fees are subject to renegotiation on an annual basis, and we had engaged an independent consultant to complete a fair market value annual review of the fees paid by these professional service corporations to us under the terms of the administrative services agreements, except for the administrative services agreement where we are paid on a percentage of gross or net income. The consulting firm completed its review in 2010 for the 2009 fees under the New York and North Carolina administrative services agreements. With respect to any new centers to date in 2011 that required an administrative services agreement, the Audit Committee approved the utilization by management of the same underlying fee methodology used in the California, Maryland, Nevada, Massachusetts, New York and/or North Carolina administrative services agreements based on the fair market value review completed by the independent consultant.

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

Lease Arrangements with Entities Owned by Related Parties

        We lease certain of our treatment centers and other properties from partnerships which are majority-owned by Drs. Dosoretz, Rubenstein, Sheridan, Katin and Mantz and Dr. Fernandez, our Senior Vice President, Director of Regional Operations. As of December 31, 2010, Drs. Dosoretz, Rubenstein, Sheridan, Katin, Fernandez and Mantz have ownership interests in these entities ranging from 0% to 100%. These leases have expiration dates through December 31, 2026, and provide for annual lease payments and executory costs, ranging from approximately $58,000 to $1.7 million. The aggregate lease payments we made to these entities were approximately $10.2 million, $14.5 million and $15.8 million for the years ended December 31, 2009, 2010 and 2011, respectively. The rents were determined on the basis of the debt service incurred by the entities and a return on the equity component of the project's funding. Prior to completing our initial public offering in June 2004, we engaged an independent consultant to complete a fair market rent analysis for the real estate leases with the real estate entities owned by our directors, executive officers and other management employees. The consultant determined that, with one exception, the rents were at fair market value. We negotiated a rent reduction for the one exception to bring it to fair market value as determined by the consultant. Since 2004, an independent consultant is utilized to assist the Audit/Compliance Committee in determining fair market rental for any renewal or new rental arrangements with any affiliated party.

        In October 1999, we entered into a sublease arrangement with a partnership, which is 62.4% owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin as of December 31, 2011, to lease space to the partnership for an MRI center in Mount Kisco, New York. Sublease rentals paid by the partnership to the landlord were approximately $761,000, $673,000 and $733,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

        We also maintain a construction company which provides remodeling and real property improvements at certain of our facilities. This construction company builds and constructs leased facilities on the lands owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin. Payments received by us for building and construction fees were approximately $0.5 million, $0.5 million and $1.4 million for the years ended December 31, 2009, 2010 and 2011, respectively. Amounts due to us for the construction services were approximately $49,000 at December 31, 2011.

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

Securityholders Agreement

        Each of our directors and executive officers who is a holder of equity units of RT Investments, including Drs. Dosoretz, Sheridan, Rubenstein, Katin, Mantz and Fernandez and Ms. Dornaus, our Senior Vice President and Chief Compliance Officer, and Mr. Travis is a party to an Amended and Restated Securityholders Agreement with RT Investments governing the rights and obligations of holders of units of RT Investments. The Amended and Restated Securityholders Agreement provides, among other things:

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

        During 2010, we paid $2.0 million to Vestar Capital Partners V, L.P. for additional transaction advisory services in respect to the incremental amendments to our senior secured revolving credit facility, the additional $15.0 million of commitments to the revolver portion, and the complete refinancing of the senior subordinated notes. We paid approximately $1.3 million, $1.3 million and $1.6 million in management fees to Vestar for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Employment Agreement and Certain Employees

        We have entered into employment agreements with certain of our executive officers and directors, which contain compensation, severance, non-compete and confidentiality provisions. In addition, we have employed, and continue to employ, directly or indirectly, immediate family members of certain of our directors, executive officers and equityholders, including Dr. Dosoretz's brother (as further described below), Dr. Dosoretz's daughter, Amy Fox, M.D., and Dr. Rubenstein's brother, Paul Rubenstein. Alejandro Dosoretz received compensation under an executive employment agreement of approximately $545,000 for the year ended December 31, 2011. Amy Fox, M.D. received compensation under a physician employment agreement of approximately $53,000, $283,000 and $339,000 for the years ended December 31, 2009, 2010 and 2011, respectively. Paul Rubenstein received compensation as our Director of Physician Contracting of approximately $169,000, $171,000 and $173,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Medical Developers, LLC Acquisition

        On January 1, 2009, we entered into a Membership Interest Purchase Agreement with Lisdey S.A. an Uruguay corporation, Alejandro Dosoretz, Dr. Daniel Dosoretz's brother, and Bernardo Dosoretz, Dr. Daniel Dosoretz's father, and the spouses of Alejandro Dosoretz and Bernardo Dosoretz, pursuant to which we purchased a 33% interest in MDLLC, an entity that is now the majority owner and operator of 29 freestanding radiation oncology practices (of which two are under development) through 15 legal entities South America, Central America and the Caribbean (which translates into us owning a 19% indirect ownership interest in the underlying radiation therapy treatment centers), and a 19% interest in Clinica de Radioterapia La Asuncion S.A., an entity that operates a treatment center in Guatemala. We purchased the 33% interest in MDLLC and the 19% interest in Clinica de Radioterapia La Asuncion S.A. at an aggregate purchase price of approximately $12.3 million, with a four-year call option to purchase the remaining 67% in MDLLC, which would result in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean, at a price based on a multiple of historical earnings before interest, taxes, depreciation and amortization. In connection with our entry into the Membership Interest Purchase Agreement, Alejandro Dosoretz entered into an employment agreement with an entity located in Argentina in which we hold interests as part of a joint venture, pursuant to which he receives an annual salary of approximately $180,000 for his services.

        On March 1, 2011, RTSII, RT Investments, the Company, and our wholly-owned subsidiary Main Film B.V., entered into the Membership Interest Purchase Agreements with Alejandro Dosoretz, and his spouse and Bernardo Dosoretz and his representative, to purchase the remaining 67% membership interest in MDLLC, as well as direct ownerships interests held by Alejandro Dosoretz and Bernardo Dosoretz in such entities and a 61% ownership interest in Clinica de Radioterapia La Asuncion, S.A.

        Under the terms of the Membership Interest Purchase Agreements, RTSII and its subsidiaries purchased an additional 72% of the remaining interests in the entities, which when combined with RTSII's purchase of a 33% interest in MDLLC in January 2009, results in a 91% ownership interest in the entities. The aggregate purchase price for the MDLLC Purchase was $82.7 million and was determined based upon a multiple of historical earnings before interest, taxes, depreciation and amortization, and excess working capital. The purchase price was comprised of $47.5 million in cash, $16.05 million in Notes, $16.25 million of equity in the form of 25 shares of our common stock, and issuance of real estate located in Costa Rica totaling $0.6 million. In addition to the purchase price paid at closing, Alejandro Dosoretz also has the right to receive an earnout payment from RTSII based on a multiple of future earnings before interest, taxes, depreciation and amortization of certain radiation oncology centers acquired in the MDLLC Purchase, which such earnout payment, if any, would be paid one-half in the form of Notes and one-half in the form of equity of RT Investments. We recorded a contingent earnout accrual of approximately $2.3 million in our purchase price accounting for the MDLLC Purchase. In connection with the MDLLC Purchase, RT Investments entered into the Contribution Agreement with Alejandro Dosoretz pursuant to which he exchanged the 25 shares of our common stock he received in the MDLLC Purchase for approximately 13,660 non-voting preferred equity units of RT Investments and approximately 258,955 Class A voting equity units of RT Investments, having an aggregate value of $16.25 million. Pursuant to one of the Membership Interest Purchase Agreements, Alejandro Dosoretz has the right to invest 10% (or more than 10% if approved by RTSII) of the cost of certain specific new radiation oncology centers of MDLLC and Clinica de Radioterapia La Asuncion S.A. in exchange for a 10% ownership interest in such new centers and an additional interest, which when combined with the 10% ownership interest, would entitle him to a return of his invested capital and 20% of the residual value of such new centers. RTSII has an option to buy such interests in the new centers on the third anniversary of the closing, and Alejandro Dosoretz has a right to sell such interests in the new centers on the fifth anniversary of the closing.

        In 2010, we provided medical equipment and parts inventory to MDLLC in the amount of approximately $769,000. As of December 31, 2010, amounts due from the sale of the equipment, including accrued interest were approximately $781,000. In connection with the acquisition of MDLLC, we have advanced up to $500,000 for the purchase and implementation of a new accounting software system.

Other Related Party Transactions

        We provide billing and collection services to Riverhill MRI Specialists, P.C. ("Riverhill MRI"), a provider of medical services in New York, of which approximately 62.4% is owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin as of December 31, 2010. In addition, we charge Riverhill MRI for certain allocated costs of certain staff that perform services on behalf of Riverhill MRI. The fees received by us for the billing and collection services and for reimbursement of certain allocated costs were approximately $200,000 and $2,000 for the years ended December 31, 2008, and 2009, respectively. No balance was due from Riverhill MRI at December 31, 2010 and 2011.

        We are a participating provider in an oncology network, of which Dr. Dosoretz has an ownership interest. We provide oncology services to members of the network. Payments received by us for services rendered in 2009, 2010 and 2011 were approximately $813,000, $867,000 and $884,000, respectively.

        In October 2003, we contracted with Batan Insurance Company SPC, LTD, an entity which is owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin to provide us with malpractice insurance coverage. We paid premium payments to Batan Insurance Company SPC, LTD of approximately $6.9 million, $5.4 million and $5.7 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Item 14.    Principal Accounting Fees and Services

        The following table presents fees for professional audit and other services rendered by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2011 and 2010.

Type of Fees	2011	2010
Audit fees	$1,113,000	$1,435,000
Audit-related fees	15,000	198,000
Tax fees	425,000	337,000
All other	—	—

Total	$1,553,000	$1,970,000

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

Pre-Approval Policies and Procedures

        The audit committee approves in advance all audit and non-audit services to be performed by the Company's independent registered public accounting firms. The audit committee considers whether the provision of any proposed non-audit services is consistent with the SEC's rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by Ernst & Young LLP and Deloitte & Co. S.R.L. for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted to the audit committee for its consideration.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Radiation Therapy Services Holdings, Inc.
Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2011 and 2010	F-3
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2011, 2010 and 2009	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F-5
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2011, 2010 and 2009	F-7
Notes to Consolidated Financial Statements	F-8
Combined operating entities of Medical Developers, LLC
Report of Independent Registered Public Accounting Firm	F-74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of
Radiation Therapy Services Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Radiation Therapy Services Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive loss, cash flows, and equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined special-purpose financial statements of the Operating Entities of Medical Developers, LLC, majority-owned subsidiaries, which statements reflect total assets of $136 million as of December 31, 2011 and total revenues of $60 million for the ten month period then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the operating entities of Medical Developers LLC, is based solely on the report of the other auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiation Therapy Services Holdings, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida

March 22, 2012

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents ($2,922 and $4,981 related to VIEs)	$10,177	$13,977
Accounts receivable, net ($17,934 and $19,670 related to VIEs)	87,094	63,571
Prepaid expenses ($414 and $376 related to VIEs)	5,731	6,969
Inventories ($168 and $17 related to VIEs)	4,308	2,647
Deferred income taxes	2,969	2,276
Other ($756 and $851 related to VIEs)	6,025	2,313

Total current assets	116,304	91,753
Equity investments in joint ventures	692	20,136
Property and equipment, net ($22,910 and $22,069 related to VIEs)	236,411	229,665
Real estate subject to finance obligation	13,719	8,100
Goodwill ($18,879 and $13,190 related to VIEs)	556,547	770,898
Intangible assets, net ($1,363 and $792 related to VIEs)	42,393	85,236
Other assets ($8,106 and $9,159 related to VIEs)	32,526	30,542

Total assets	$998,592	$1,236,330

Liabilities and Equity
Current liabilities:
Accounts payable ($2,282 and $3,385 related to VIEs)	$27,748	$21,888
Accrued expenses ($2,471 and $3,127 related to VIEs)	42,596	35,765
Income taxes payable ($31 and $0 related to VIEs)	5,310	5,994
Current portion of long-term debt	13,945	8,780
Current portion of finance obligation	161	53
Other current liabilities	6,615	197

Total current liabilities	96,375	72,677
Long-term debt, less current portion	665,088	590,051
Finance obligation, less current portion	14,105	8,515
Other long-term liabilities ($1,874 and $1,542 related to VIEs)	22,659	15,981
Deferred income taxes	10,343	33,527

Total liabilities	808,570	720,751
Noncontrolling interests—redeemable	12,728	7,371
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,025 shares authorized, 1,025 and 1,000 shares issued, and outstanding at December 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	648,703	630,989
Retained deficit	(483,815)	(130,374)
Note receivable from shareholder	(125)	(175)
Accumulated other comprehensive loss, net of tax	(4,890)	(3,391)

Total Radiation Therapy Services Holdings, Inc. shareholder's equity	159,873	497,049
Noncontrolling interests—nonredeemable	17,421	11,159

Total equity	177,294	508,208

Total liabilities and equity	$998,592	$1,236,330

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands):	2011	2010	2009
Revenues:
Net patient service revenue	$638,690	$535,913	$517,646
Other revenue	6,027	8,050	6,838

Total revenues	644,717	543,963	524,484
Expenses:
Salaries and benefits	326,782	282,302	259,532
Medical supplies	51,838	43,027	45,361
Facility rent expenses	33,375	27,885	22,106
Other operating expenses	33,992	27,103	24,398
General and administrative expenses	81,688	65,798	54,537
Depreciation and amortization	54,084	46,346	46,416
Provision for doubtful accounts	16,117	8,831	12,871
Interest expense, net	60,656	58,505	62,502
Loss on sale of assets of a radiation treatment center	—	1,903	—
Early extinguishment of debt	—	10,947	—
Impairment loss	360,639	97,916	3,474
Loss on investments	250	—	—
Gain on fair value adjustment of previously held equity investment	(234)	—	—
Loss on foreign currency transactions	106	—	—
Loss on forward currency derivative contracts	672	—	—

Total expenses	1,019,965	670,563	531,197

Loss before income taxes	(375,248)	(126,600)	(6,713)
Income tax (benefit) expense	(25,365)	(12,810)	1,002

Net loss	(349,883)	(113,790)	(7,715)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(3,558)	(1,698)	(1,835)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(353,441)	(115,488)	(9,550)
Other comprehensive income (loss):
Unrealized gain on derivative interest rate swap agreements, net of tax	2,428	1,679	1,938
Unrealized loss on foreign currency translation	(4,909)	—	—
Unrealized loss on other comprehensive income from share of equity investee	—	(201)	(137)

Unrealized comprehensive (loss) income:	(2,481)	1,478	1,801

Comprehensive loss	(352,364)	(112,312)	(5,914)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	(2,914)	(1,698)	(1,835)

Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(355,278)	$(114,010)	$(7,749)

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands):	2011	2010	2009
Cash flows from operating activities
Net loss	$(349,883)	$(113,790)	$(7,715)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	45,972	39,011	31,837
Amortization	8,112	7,335	14,579
Deferred rent expense	1,271	1,180	3,199
Deferred income taxes	(28,378)	(19,698)	(1,335)
Stock-based compensation	1,461	1,030	962
Provision for doubtful accounts	16,117	8,831	12,871
Loss on the sale/disposal of property and equipment	235	734	1,341
Loss on the sale of assets of a radiation treatment center	—	1,903	—
Write-off of pro-rata debt discount	—	494	—
Write-off of loan costs	—	1,593	—
Extinguishment of debt	—	10,947	—
Termination of a derivative interest rate swap agreement	(1,880)	—	—
Write-off of acquisition-related costs	—	—	812
Impairment loss	360,639	97,916	3,474
Loss on investments	250	—	—
Gain on fair value adjustment of previously held equity investment	(234)	—	—
Loss on foreign currency transactions	98	—	—
Loss on forward currency derivative contracts	672	—	—
Amortization of debt discount	847	791	1,208
Amortization of loan costs	4,524	3,350	2,850
Equity interest in net loss (earnings) of joint venture	1,036	(1,001)	(880)
Distribution received from unconsolidated joint ventures	52	980	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(20,780)	(16,066)	(3,790)
Income taxes payable	(4,393)	6,477	13,141
Inventories and other current assets	(1,622)	107	10
Prepaid expenses	2,839	4,425	2,006
Accounts payable	2,808	8,454	(965)
Accrued expenses / other long-term liabilities	5,001	3,991	(2,213)

Net cash provided by operating activities	44,764	48,994	71,392
Cash flows from investing activities
Purchases of property and equipment	(36,612)	(43,781)	(35,443)
Acquisition of medical practices	(59,886)	(43,388)	(2,449)
Restricted cash associated with earn-out provisions of acquisitions	—	—	2,269
Purchase of joint venture interests	—	(1,000)	(13,593)
Proceeds from sale of property and equipment	6	1,693	144
Repayments from employees	338	457	478
Contribution of capital to joint venture entities	(799)	(3,711)	(2,386)
Distribution received from joint venture	581	27	—
Proceeds from the sale of equity interest in a joint venture	312	—	—
Payments of foreign currency derivative contracts	(1,486)	—	—
Proceeds from sale of investments	1,035	—	—
Purchase of investments	(79)	—	—
Change in other assets and other liabilities	(192)	(2,808)	(3,192)

Net cash used in investing activities	(96,782)	(92,511)	(54,172)

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands):	2011	2010	2009
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $625, $1,950 and $0 respectively)	111,205	316,550	—
Principal repayments of debt	(57,777)	(271,295)	(29,693)
Repayments of finance obligation	(95)	(302)	(1,242)
Payment of call premium on senior subordinated notes	—	(5,250)	—
Proceeds from equity contribution	3	156	—
Payments of notes receivable from shareholder	50	50	25
Proceeds from issuance of noncontrolling interest	4,120	608	356
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(4,428)	(3,176)	(2,876)
Deconsolidation of noncontrolling interest	(33)	(14)	—
Payments of debt issue costs	(4,809)	(12,791)	—

Net cash provided by (used in) financing activities	48,236	24,536	(33,430)
Effect of exchange rate changes on cash and cash equivalents	(18)	—	—
Net decrease in cash and cash equivalents	$(3,800)	$(18,981)	$(16,210)
Cash and cash equivalents, beginning of period	13,977	32,958	49,168

Cash and cash equivalents, end of period	$10,177	$13,977	$32,958

Supplemental disclosure of cash flow information
Interest paid	$56,748	$57,688	$57,371

Income taxes paid (refunded)	$5,802	$411	$(10,776)

Supplemental disclosure of noncash transactions
Recorded finance obligation related to real estate projects	$11,623	$3,756	$17,866

Recorded derecognition of finance obligation related to real estate projects	$(5,829)	$(72,117)	$—

Recorded noncash deconsolidation of noncontrolling interest	$49	$(64)	$—

Recorded noncash purchase of noncontrolling interest in a joint venture	$—	$(475)	$—

Recorded noncash contribution of capital by controlling interest holder	$—	$602	$—

Recorded noncash use of vendor credits	$—	$2,027	$—

Recorded capital lease obligations related to the purchase of equipment	$4,701	$—	$—

Recorded issuance of Parent equity units related to the acquisition of medical practices	$16,250	$—	$—

Recorded issuance of senior subordinated notes related to the acquisition of medical practices	$16,047	$—	$—

Recorded earn-out accrual related to the acquisition of medical practices	$2,340	$—	$—

Recorded additional consideration related to the acquisition of medical practices	$561	$—	$—

Recorded other non-current liabilities related to non-controlling interest related to the acquisition of medical practices	$1,364	$—	$—

Recorded issuance of notes payable related to the acquisition of medical practices	$4,005	$—	$—

Recorded noncash dividend declared to noncontrolling interest	$221	$—	$—

Recorded issuance of redeemable noncontrolling interest	$71	$—	$—

Recorded noncash contribution of capital by noncontrolling interest holder	$—	$—	$694

Recorded accounts payable liabilities related to the acceptance and delivery of medical equipment	$—	$—	$2,063

Recorded reduction in goodwill due to purchase price adjustment	$—	$—	$188

Recorded noncash distribution receivable and equity contribution payable from equity investee	$—	$—	$301

Recorded accounts payable related to the final purchase adjustment for an equity investee	$—	$—	$1,900

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Note Receivable from Shareholder	Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Deficit			Noncontrolling interests— Nonredeemable	Total Equity
(in thousands except share amounts):	Shares	Amount
Balance, January 1, 2009	1,000	$—	$629,220	$(5,336)	$(250)	$(6,670)	$12,208	$629,172
Net (loss) income	—	—	—	(9,550)	—	—	689	(8,861)
Unrealized gain on interest rate swap agreement, net of tax	—	—	—	—	—	1,938	—	1,938
Share of equity investee's other comprehensive loss, net of tax	—	—	—	—	—	(137)	—	(137)
Stock-based compensation	—	—	962	—	—	—	—	962
Sale of interest in a subsidiary	—	—	96	—	—	—	154	250
Payment of note receivable from shareholder	—	—	—	—	25	—	—	25
Equity contribution in joint venture	—	—	—	—	—	—	800	800
Cash distributions	—	—	—	—	—	—	(2,142)	(2,142)

Balance, December 31, 2009	1,000	$—	$630,278	$(14,886)	$(225)	$(4,869)	$11,709	$622,007

Net (loss) income	—	—	—	(115,488)	—	—	691	(114,797)
Unrealized gain on interest rate swap agreement, net of tax	—	—	—	—	—	1,679	—	1,679
Share of equity investee's other comprehensive loss, net of tax	—	—	—	—	—	(201)	—	(201)
Issuance of limited liability company interests	—	—	156	—	—	—	—	156
Deconsolidation of a noncontrolling interest	—	—	—	—	—	—	(78)	(78)
Purchase of a noncontrolling interest in a joint venture	—	—	(475)	—	—	—	475	—
Stock-based compensation	—	—	1,030	—	—	—	—	1,030
Payment of note receivable from shareholder	—	—	—	—	50	—	—	50
Equity contribution in joint venture	—	—	—	—	—	—	608	608
Cash distributions	—	—	—	—	—	—	(2,246)	(2,246)

Balance, December 31, 2010	1,000	$—	$630,989	$(130,374)	$(175)	$(3,391)	$11,159	$508,208

Net (loss) income	—	—	—	(353,441)	—	—	2,767	(350,674)
Unrealized gain on interest rate swap agreement, net of tax	—	—	—	—	—	2,428	—	2,428
Foreign currency translation loss	—	—	—	—	—	(4,265)	(617)	(4,882)
Cash contribution of equity	—	—	3	—	—	—	—	3
Deconsolidation of a noncontrolling interest	—	—	—	—	—	—	49	49
Equity issuance related to MDLLC acquisition	25	—	16,250	—	—	—	—	16,250
Fair value of noncontrolling interest acquired in connection with MDLLC acquisition	—	—	—	—	—	—	7,750	7,750
Reversal of other comprehensive income of previously held equity investment	—	—	—	—	—	338	—	338
Stock-based compensation	—	—	1,461	—	—	—	—	1,461
Payment of note receivable from shareholder	—	—	—	—	50	—	—	50
Cash distributions	—	—	—	—	—	—	(3,687)	(3,687)

Balance, December 31, 2011	1,025	$—	$648,703	$(483,815)	$(125)	$(4,890)	$17,421	$177,294

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(1) Organization and Basis of Presentation

Organization

        Radiation Therapy Services Holdings, Inc. ("Parent"), through its wholly-owned subsidiaries (the "Subsidiaries" and, collectively with the Subsidiaries, the "Company") develops and operates radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina and West Virginia. The Company also develops and operates radiation therapy centers in South America, Central America and the Caribbean. The international centers are located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala and El Salvador. The Company also has affiliations with physicians specializing in other areas including urology and medical, gynecological, and surgical oncology in a number of markets to strengthen the Company's clinical working relationships.

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

Variable Interest Entities

        The Company has evaluated certain radiation oncology practices in order to determine if they are variable interest entities ("VIEs"). This evaluation resulted in the Company determining that certain of its radiation oncology practices were potential VIEs. For each of these practices, the Company has evaluated (1) the sufficiency of the fair value of the entity's equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity's significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entity's activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. The Accounting Standards Codification (ASC), 810, Consolidation (ASC 810), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of the Company's radiation oncology practices are VIEs and the Company has a variable interest in each of these practices through its administrative services agreements. Other of the Company's radiation oncology practices (primarily consist of partnerships) are VIEs and the Company has a variable interest in each of these practices because the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without the additional subordinated financial support provided by its members.

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

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

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

        All significant intercompany accounts and transactions have been eliminated. As of December 31, 2011 and 2010, the combined total assets included in the Company's balance sheet relating to the VIEs were approximately $73.5 and $71.1 million, respectively.

        As of December 31, 2011, the Company was the primary beneficiary of, and therefore consolidated, 24 VIEs, which operate 44 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE's assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company's debts. In the states of California, Delaware, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company's treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the years ended December 31, 2011, 2010 and 2009 approximately 18.0%, 22.1% and 23.6% of the Company's net patient service revenue, respectively, was generated by professional corporations with which it has administrative services agreements.

        As of December 31, 2011, the Company also held equity interests in seven VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services. The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company's investments in the unconsolidated VIEs are approximately $0.7 million and $20.1 million at December 31, 2011 and December 31, 2010, respectively, with ownership interests ranging between 28.5% and 50% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company's noncontrolling interests in the unconsolidated partnerships. The Company's maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

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

        On an annual basis the Company performs a hindsight analysis in reviewing estimates to its contractual adjustments and bad debt allowance. The Company's review of the estimates are based on a full year look-back of actual adjustments taken in the calculation of the contractual allowance and bad debt allowance. Adjustments to revenue related to changes in prior period estimates increased net patient service revenue by approximately $1.8 million for the year ended December 31, 2011, or approximately 0.3% of the net patient service revenue and decreased net patient service revenue by approximately $0.4 million, and $6.0 million for years ended December 31, 2010 and 2009, respectively, or approximately 0.1%, and 1.2%, of the net patient service revenue for each of the respective periods.

        For the years ended December 31, 2011, 2010, and 2009, approximately 48%, 48%, and 44%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company is potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is a possibility that such estimates will change by a significant amount in the near term.

        Net patient service revenue is presented net of provisions for contractual adjustments. In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts written off as charity and indigent care are not recognized in net patient service revenue. The Company's policy is to write off a patient's account balance upon determining that the patient qualifies under certain charity care and/or indigent care policies. The Company's policy includes the completion of an application for eligibility for charity care. The determination for charity care eligibility is based on income relative to federal poverty guidelines, family size, and assets available

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

to the patient. A sliding scale discount is then applied to the balance due with discounts up to 100%. The Company estimates the costs of charity care services it provides by developing a ratio of foregone charity care revenues compared to total revenues and applying that ratio to the costs of providing services. Costs of providing services includes select direct and indirect costs such as salaries and benefits, medical supplies, facility rent expenses, other operating expenses, general and administrative expenses, depreciation and amortization, provision for doubtful accounts, and interest expense. The Company's estimated cost to provide charity care services is approximately $13.1 million, $10.7 million, and $12.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. Funds received to offset or subsidize charity services provided were approximately $0.7 million, $1.0 million, and $1.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Cost of Revenues

        The cost of revenues for the years ended December 31, 2011, 2010, and 2009, are approximately $419.8 million, $364.4 million, and $331.9 million, respectively.

Accounts Receivable and Allowances for Doubtful Accounts

        Accounts receivable in the accompanying consolidated balance sheets are reported net of estimated allowances for doubtful accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payers and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Approximately $28.3 million and $23.0 million of accounts receivable were due from the Medicare and Medicaid programs at December 31, 2011 and 2010, respectively. The credit risk for any other concentrations of receivables is limited due to the large number of insurance companies and other payers that provide payments for services. Management does not believe that there are other significant concentrations of accounts receivable from any particular payer that would subject the Company to any significant credit risk in the collection of its accounts receivable.

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

        Adjustments to bad debt expense related to changes in prior period estimates increased bad debt expense by approximately $1.1 million, for the year ended December 31, 2011 and decreased bad debt expense by approximately $4.5 million, and $3.8 million for the years ended December 31, 2010 and 2009, respectively.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

        A summary of the activity in the allowance for doubtful accounts is as follows:

	Year ended December 31,
(in thousands):	2011	2010	2009
Balance, beginning of period	$20,936	$26,352	$26,233
Acquisitions	1,855	—	—
Additions charged to provision for doubtful accounts	16,117	8,831	12,871
Deconsolidation of a noncontrolling interest	36	(113)	—
Accounts receivable written off, net of recoveries	(13,643)	(14,134)	(12,752)
Foreign currency translation	(259)	—	—

Balance, end of period	$25,042	$20,936	$26,352

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

        Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized, but are reviewed annually for impairment, or more frequently if impairment indicators arise. Goodwill impairment was recognized for the years ended December 31, 2011 and 2010 of approximately $298.3 million and $91.2 million, respectively. No goodwill impairment loss was recognized for the year ended December 31, 2009.

        Intangible assets consist of trade names (indefinite life and amortizable), noncompete agreements, hospital contracts and licenses. Indefinite life trade names are tested at least annually for impairment. Amortizable trade names are amortized over the life of the trade name of approximately 15 months. Noncompete agreements, hospital contracts and licenses are amortized over the life of the agreement (which typically ranges from 2 to 20 years) using the straight-line method. Intangible asset impairment loss was recognized for the year ended December 31, 2011 of approximately $58.2 million relating to

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

the Company's trade name and the Company's rebranding initiatives. No intangible asset impairment loss was recognized for the years ended December 31, 2010 and 2009.

Derivative Agreements

        The Company recognizes all derivatives in the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure. Derivatives that do not meet hedge accounting requirements must be adjusted to fair value through operating results. If the derivative meets hedge accounting requirements, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income (loss) until the hedged item is recognized in operating results. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

Interest rate swap agreements

        The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate senior secured credit facility. The interest rate swap agreements are contracts to exchange floating rate interest payments for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized in interest expense in the consolidated statements of operations and comprehensive loss. The related accrued payable is included in other long term liabilities at December 31, 2011 and 2010.

        On May 27, 2008, the Company entered into an interest rate swap agreement for its $407.0 million of floating rate senior debt governed by the Credit Agreement dated February 21, 2008 (senior secured credit facility). The Company designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to interest rate risk). The initial notional amount of the swap agreement was $290.6 million with amounts scaling down during various quarters throughout the term of the interest rate swap agreement to $116.0 million. The effect of this agreement is to fix the interest rate exposure to 3.67% plus a margin on $116.0 million of the Company's senior secured credit facility. The interest rate swap agreement expires on March 30, 2012. In December 2011, the Company terminated the interest rate swap agreement and paid approximately $1.9 million representing the fair value of the interest rate hedge at time of termination. No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement. The amount of accumulated other comprehensive loss related to the terminated interest swap agreement of approximately $84,000 will be amortized through interest expense through the original term of the interest rate swap agreement through March 30, 2012. At December 31, 2011 no amount of the floating rate senior debt was subject to an interest rate swap. At December 31, 2010, the amount of the floating rate senior debt subject to the interest rate swap was $174.2 million.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

        In July 2011, the Company entered into two interest rate swap agreements whereby the Company fixed the interest rate on the notional amounts totaling approximately $116.0 million of the Company's senior secured term credit facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements are 0.923% plus a margin, which is currently 475 basis points, and expires on December 31, 2013.

        The swaps are derivatives and are accounted for under ASC 815, "Derivatives and Hedging" ("ASC 815"). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate swap agreements terminated at December 31, 2011 and 2010, was approximately $0.7 million and $5.0 million, respectively, which is included in other long term liabilities in the accompanying consolidated balance sheets. The estimated fair value of our interest rate swap was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk. No ineffectiveness was recorded at December 31, 2011.

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

Foreign currency derivative contracts

        Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact the Company's results from operations. The Company is exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso. This exposure relates to the provision of radiation oncology services to patients at the Company's Latin American operations and purchases of goods and services in foreign currencies. On March 18, 2011, the Company entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods beginning April 1, 2011 to convert a significant portion of the Company's forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a potential weakening Argentine peso against the U.S. dollar. On December 21, 2011 the Company entered into a foreign exchange option contract maturing on December 28, 2012 to replace the contract maturing on December 30, 2011. Because the Company's Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $1.2 million in aggregate at inception of the contracts. Under the Company's foreign currency management program, the Company expects to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, the Company is targeting to cover approximately 70% of its forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

percentage determined by management based on the changing exchange rate environment. The Company does not use derivative financial instruments for speculative purposes.

        These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. The Company's current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on forward currency derivative contracts on the consolidated statements of comprehensive loss. For the year ended December 31, 2011 the Company incurred a loss of approximately $672,000 relating to foreign currency derivative program. The fair value of the foreign currency derivative is recorded in other current assets in the accompanying consolidated balance sheet. At December 31, 2011, the fair value of the foreign currency derivative was approximately $814,000.

        The following represents the current foreign currency derivative agreements as of December 31, 2011 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value
Foreign currency derivative Argentine peso to U.S. dollar	$3,500	March 30, 2012	$228	$68
Foreign currency derivative Argentine peso to U.S. dollar	3,500	June 29, 2012	193	200
Foreign currency derivative Argentine peso to U.S. dollar	4,250	September 28, 2012	350	249
Foreign currency derivative Argentine peso to U.S. dollar	3,750	December 28, 2012	390	297

	$15,000		$1,161	$814

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

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

        Actuarial calculations include a large number of variables that may significantly impact the estimate of ultimate losses that are recorded during a reporting period. Professional judgment is used by the actuary in determining the loss estimate, by selecting factors that are considered appropriate by the actuary for the Company's specific circumstances. Changes in assumptions used by the Company's actuary with respect to demographics, industry trends, and judgmental selection of factors may impact the Company's recorded reserve levels.

        The amount accrued for professional and general liability claims as of the consolidated balance sheet dates reflects the current estimates of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The amount accrued for professional liability claims was $1.3 million at December 31, 2010. In accordance with the adoption of ASU 2010-24, amounts accrued for reported claims as of December 31, 2011 total approximately $7.4 million. Of the approximate $7.4 million, approximately $3.1 million is recorded as other current liabilities and approximately $4.3 million is reported as other long-term liabilities. In addition the Company has recorded estimated insurance recoveries totaling approximately $7.4 million as of December 31, 2011. Of the approximate $7.4 million of estimated insurance recoveries, approximately $3.1 million is recorded as other current assets and approximately $4.3 million is reported as other long-term assets.

Noncontrolling Interest in Consolidated Entities

        The Company currently maintains equity interests in 9 treatment center facilities with ownership interests ranging from 51.0% to 90.0%. Since the Company controls more than 50% of the voting interest in these facilities, the Company consolidates these treatment centers. The noncontrolling interests represent the equity interests of outside investors in the equity and results of operations of these consolidated entities.

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

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

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

Inventories

        Inventories consist of parts and supplies used for repairs and maintenance of equipment owned or leased by the Company and medical drugs used for patient care services as follows:

(in thousands):	December 31, 2011	December 31, 2010
Parts and supplies	$1,481	$1,426
Medical drugs	2,827	1,221

	$4,308	$2,647

        Inventories are valued at the lower of cost or market. The cost of parts and supplies and medical drugs are determined using the first-in, first-out method.

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

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

        Major asset classifications and useful lives are as follows:

Buildings and leasehold improvements	10 - 50 years
Office, computer, and telephone equipment	3 - 10 years
Medical and medical testing equipment	5 - 10 years
Automobiles and vans	5 years

        The weighted-average useful life of medical and medical testing equipment is 9.3 years and 9.5 years in 2011 and 2010, respectively.

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

Recent Pronouncements

        In August 2010, the FASB issued ASU 2010-23, Health Care Entities (Topic 954): Measuring Charity Care for Disclosure (ASU 2010-23), which amends ASC 954 to require that cost be used as the measurement basis for charity care disclosure purposes and that cost be identified as the direct and indirect costs of providing the charity care. The Company has historically measured charity care services by identifying the foregone patient charges associated with the provision of those services. The Company adopted ASU 2010-23 on January 1, 2011. The cost of charity care services is measured by developing a ratio of costs as compared to gross charges and applying the resulting ratio against gross charges associated with charity care patient services.

        In August 2010, the FASB issued ASU 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries (ASU 2010-24), which amends ASC 954 to clarify that a health care entity cannot net insurance recoveries against a related claim liability. The Company adopted ASU 2010-24 on January 1, 2011. As a result, the Company recorded current claims liabilities totaling $2.2 million in other current liabilities; non-current claims liabilities totaling $2.3 million in other non-current liabilities; current claims insurance recoveries totaling $2.2 million in other current assets; and non-current claims insurance recoveries totaling $2.3 million in other non-current assets. The adoption of ASU 2010-24 did not have any impact to the consolidated statements of comprehensive loss and was not applied retrospectively to December 31, 2010.

        In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, (ASU 2011-04), which amends the FASB Accounting Standards Codification to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

December 15, 2011, and as such we will adopt ASU 2011-04 on January 1, 2012. The Company is currently evaluating the impact of its pending adoption of ASU 2011-04 on the consolidated financial statements and accompanying notes.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (ASU 2011-05). ASU 2011-05 amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 in its 2011 consolidated financial statements.

        In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, (ASU 2011-07). ASU 2011-07 amends the FASB Accounting Standards Codification to require health care entities that recognize significant amounts of patient service revenue at the time services are rendered even though they do not assess the patient's ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. ASU 2011-07 is applied retrospectively and disclosures relating to ASU 2011-07 are applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of ASU 2011-07 on its consolidated financial statements.

Advertising Costs

        Advertising costs are charged to general and administrative expenses as incurred and amounted to approximately $3.6 million, $2.0 million and $1.8 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Comprehensive Loss

        Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company's other comprehensive income (loss) is composed of unrealized

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company's foreign currency translation of its operations in South America, Central America and the Caribbean. The impact of the unrealized net loss decreased total equity on a consolidated basis by approximately $2.5 million for the year ended December 31, 2011 and the impact of unrealized net gain increased total equity on a consolidated basis by approximately $1.5 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively.

        Accumulated Other Comprehensive Loss.    The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder
					Noncontrolling Interests
		Derivative Losses on Interest Rate Swap Agreements
(in thousands):	Foreign Currency Translation Adjustments		Other	Total	Foreign Currency Translation Adjustments	Other Comprehensive Income (Loss)
Year ended December 31, 2008	$—	$(6,670)	$—	$(6,670)	$—
Other Comprehensive income (loss)	—	2,978	(137)	2,841	—	$2,841
Income tax expense	—	(1,040)	—	(1,040)	—	(1,040)

Year ended December 31, 2009	—	(4,732)	(137)	(4,869)	—	1,801
Other Comprehensive income (loss)	—	2,730	(201)	2,529	—	2,529
Income tax expense	—	(1,051)	—	(1,051)	—	(1,051)

Year ended December 31, 2010	—	(3,053)	(338)	(3,391)	—	1,478
Other Comprehensive (loss) income	(4,265)	2,377	—	(1,888)	(644)	(2,532)
Income tax benefit	—	51	—	51	—	51
Reversal of previously held equity investment	—	—	338	338	—	—

Year ended December 31, 2011	$(4,265)	$(625)	$—	$(4,890)	$(644)	$(2,481)

Income Taxes

        The Company provides for federal, foreign and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

        ASC 740, Income Taxes (ASC 740), clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(2) Summary of Significant Accounting Policies (Continued)

taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740, provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Stock-Based Compensation

        Radiation Therapy Investments, LLC ("RT Investments") adopted an equity-based incentive plan in February 2008, and issued units of limited liability company interests designated Class B Units and Class C Units pursuant to such plan. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity at grant date. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B units vest over a four-year service period. The Class C units vest based on certain performance measures or market conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, are recognized in expense on a straight-line basis over the requisite service periods of the awards for the Class B units and the accelerated attribution method approach is utilized for the Class C units.

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

Segments

        The Company operates in one line of business, which is operating physician group practices. As of March 1, 2011, due to the acquisition of MDLLC and Clinica de Radioterapia La Asuncion S.A., the Company's operations are structured into two geographically organized groups: the Domestic U.S. includes 96 treatment centers and International includes 31 treatment centers. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities.

Reclassifications

        Certain reclassifications totaling approximately $1.2 million to increase inventories and decrease other assets-current have been made to the consolidated balance sheet at December 31, 2010. This reclassification had no effect on previously reported total assets, equity, net loss, or comprehensive loss.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(3) Property and Equipment

        Property and equipment consist of the following:

(in thousands):	December 31, 2011	December 31, 2010
Land	$1,770	$1,770
Buildings and leasehold improvements	56,642	51,156
Office, computer, and telephone equipment	63,485	43,492
Medical and medical testing equipment	236,041	214,712
Automobiles and vans	1,450	1,246

	359,388	312,376
Less accumulated depreciation	(126,742)	(84,202)

	232,646	228,174
Construction-in-progress	3,946	1,491
Foreign currency translation	(181)	—

	$236,411	$229,665

        During the fourth quarter of 2011 and 2010, the Company impaired certain leasehold improvements and other fixed assets of approximately $0.8 million and $3.5 million, respectively for planned closings of certain offices in California, Maryland and Michigan.

(4) Capital Lease Arrangements

        The Company leases certain equipment under agreements, which are classified as capital leases. These leases have bargain purchase options at the end of the original lease terms. Capital leased assets included in property and equipment are as follows:

(in thousands):	December 31, 2011	December 31, 2010
Medical equipment	$44,495	$38,309
Software	812	—
Less: accumulated amortization	(12,854)	(10,917)

	$32,453	$27,392

        Amortization expense relating to capital leased equipment was approximately $4.4 million, $4.1 million, and $4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in depreciation expense in the consolidated statements of comprehensive loss.

(5) Goodwill and Intangible Assets

2011

        As disclosed during the second quarter of 2011, certain of the Company's regions' patient volume had stabilized in their respective markets. Although the Company had a stabilization of patient volume, the Company was reviewing its anticipated growth expectations in certain of the reporting units and

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(5) Goodwill and Intangible Assets (Continued)

was considering whether it was necessary to adjust expectations for the remainder of the year. During the third quarter of 2011, Company determined that its previously projected cash flows for certain of its reporting units were not likely to be achieved and as a result revised these estimated cash flows and obtained a valuation analysis and appraisal to enable the Company to determine if all or a portion of the recorded goodwill or any portion of other long-lived assets were impaired. The reporting units affected were affected by the deterioration in the housing market and the continued high unemployment rates, as well as the local economic conditions in the communities the Company serves.

        During the third quarter of 2011, the Company completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of its review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 and 2013 by the Centers for Medicare and Medicaid Services ("CMS"), the government agency responsible for administering the Medicare program, on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers. In performing this test, the Company assessed the implied fair value of its goodwill and intangible assets. It was determined that the implied fair value of goodwill and/or indefinite-lived intangible assets was less than the carrying amount, and as a result the Company recorded an impairment charge. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company's reporting units, the Company's management determined that the carrying value of goodwill and trade name in certain U.S. Domestic markets, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, South West United States (central Arizona and Las Vegas, Nevada), the Florida east coast, Northwest Florida and Southwest Florida regions exceeded their fair value. Accordingly, the Company recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $234.9 million in the consolidated statement of comprehensive loss during the third quarter of 2011.

        Impairment charges relating to goodwill and trade name during the third quarter of 2011 are summarized as follows:

(in thousands):	North East U.S.	California	South West U.S.	Florida East Coast	Northwest Florida	Southwest Florida	Total
Goodwill	$13,412	$10,236	$45,127	$32,963	$40,026	$84,751	$226,515

Trade name	$258	$982	$4,049	$—	$969	$2,152	$8,410

        During the fourth quarter of 2011, the Company decided to rebrand its current trade name of 21st Century Oncology. As a result of the rebranding initiative and concurrent with the Company's annual impairment test for goodwill and indefinite-lived intangible assets, the Company incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of the rebranding initiative. The remaining $71.8 million of impairment was related to goodwill in certain of the Company's reporting units, including

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(5) Goodwill and Intangible Assets (Continued)

North East United States, (New York, Rhode Island, Massachusetts and southeast Michigan), and California, Southwest U.S. (Arizona and Nevada). The remaining domestic U.S. trade name of approximately $4.6 million will be amortized over its remaining useful life through December 31, 2012. The Company incurred approximately $0.9 million in amortization expense during the fourth quarter.

        Impairment charges relating to goodwill and trade name during the fourth quarter of 2011 are summarized as follows:

(in thousands):	North East U.S.	Mid East U.S.	Central South East U.S.	California	South West U.S.	Florida East Coast	Northwest Florida	Southwest Florida	Total
Goodwill	$37,940	$—	$—	$14,664	$19,144	$—	$—	$—	$71,748

Trade name	$5,245	$8,810	$6,755	$2,560	$3,706	$4,440	$5,728	$12,590	$49,834

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

        In addition to the goodwill and trade name impairment losses noted above, an impairment loss of approximately $2.7 million, reported in impairment loss on the consolidated statements of comprehensive loss, was recognized during the third quarter of 2011 related to the Company's write-off of its 45% investment interest in a radio-surgery center in Rhode Island in the North East U.S. region due to continued operating losses since its inception in 2008. The estimated fair value measurements were developed using significant unobservable inputs (Level 3), including continued operating losses, declining operating cash flow and the limited use of the CyberKnife technology in treating cancer patients. In addition, during the fourth quarter of 2011, an impairment loss of approximately $0.8 million, reported in impairment loss on the consolidated statements of comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in Baltimore, Maryland in the Central South East U.S. region and $0.7 million impairment on certain deposits on equipment.

        The Company implemented the qualitative screen test approach in assessing goodwill impairment for its international region. The qualitative analysis was limited to the international region due to its recent expansion into a new divisional region as a result of the Company's acquisition of MDLLC on March 1, 2011. Factors that contributed to the qualitative screen test included the macroeconomic

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(5) Goodwill and Intangible Assets (Continued)

conditions in Latin America remained strong in 2011 and its growth exceeding the growth estimates of the U.S. economy. Other factors included continued migration toward more clinically sophisticated radiation oncology services which have higher reimbursement rates, and the implementation of operational enhancements from equipment upgrades which enable the Company to increase the number of patients treated and improve the clinical quality of the service. Operational improvements, improvements in treatment mix, as well as new capacity coming on line from the Company's recent acquisition of five additional radiation treatment centers in Argentina in November 2011 are expected to produce continued growth in the international region. As the international region's current and projected results exceed original forecasts, the Company's view that it is more likely than not that the value of the international reporting unit is equal to or in excess of its carrying amount and therefore a further quantitative step 1 goodwill impairment analysis was not necessary.

2010

        The Company completed its annual impairment testing for goodwill and indefinite-lived intangible assets on October 1, 2010. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company's reporting units, the Company's management determined that the carrying value of goodwill in certain markets, including California, South West United States (central Arizona and Las Vegas, Nevada) and the Florida east coast regions exceeded their fair value. Accordingly, the Company recorded noncash impairment charges totaling $91.2 million in the consolidated statements of operations. Subsequent to the Company's October 1 annual goodwill impairment testing, the Company evaluated the economic performance of certain of its California offices. The Company concluded that it is unlikely these offices would remain operational beyond 2011. Pursuant to ASC 350 Intangibles—Goodwill and Other, the Company recorded an additional $2.5 million noncash impairment charge based on the relative fair value of these offices as compared to the fair value of the portion of the California reporting unit to be retained. Impairment charges relating to goodwill are summarized as follows:

(in thousands):	California	South West United States	Florida east coast	Total
Goodwill	$35,033	$46,377	$12,256	$93,666

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(5) Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill are as follows:

	Year ended December 31,
(in thousands):	2011	2010	2009
Balance, beginning of period
Goodwill	$864,564	$826,641	$824,579
Accumulated impairment losses	(93,666)	—	—

Goodwill, beginning of period	770,898	826,641	824,579

Goodwill acquired during the period	86,977	37,923	—
Earn-out provisions	—	—	2,250
Impairment	(298,263)	(93,666)	—
Adjustments to purchase price allocations	—	—	(188)
Foreign currency translation	(3,065)	—	—

Balance, end of period
Goodwill	948,476	864,564	826,641
Accumulated impairment losses	*(391,929)	(93,666)	—

Net goodwill, end of period	$556,547	$770,898	$826,641

*
Accumulated impairment losses incurred relate to the U.S. Domestic reporting segment.

	Year ended December 31,
(in thousands):	2011	2010	2009
Balance, beginning of period	$770,898	$826,641	$824,579
Goodwill recorded during the period	86,977	37,923	—
Earn-out provisions	—	—	2,250
Impairment	(298,263)	(93,666)	—
Adjustments to purchase price allocations	—	—	(188)
Foreign current translation	(3,065)	—	—

Balance, end of period	$556,547	$770,898	$826,641

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(5) Goodwill and Intangible Assets (Continued)

        Intangible assets consist of the following:

	December 31, 2011
		Impairment loss	Accumulated Amortization	Foreign Currency Translation
(in thousands):	Gross				Net
Intangible assets subject to amortization
Noncompete agreements	$58,257	$—	$(40,166)	(4)	$18,087
Hospital Contracts	19,994	—	(1,017)	(984)	17,993
Trade names	62,882	(58,244)	(928)	—	3,710
Intangible assets not subject to amortization (indefinite-lived)
Trade names	2,682	—	—	(79)	2,603

Balance, end of period	$143,815	$(58,244)	$(42,111)	(1,067)	$42,393

	December 31, 2010
		Accumulated Amortization
(in thousands):	Gross		Net
Intangible assets subject to amortization
Noncompete agreements	$55,767	$(33,855)	$21,912
Other licenses	145	(145)	—
Intangible assets not subject to amortization (indefinite-lived)
Trade names	63,324	—	63,324

Balance, end of period	$119,236	$(34,000)	$85,236

        Amortization expense relating to intangible assets was approximately $8.1 million, $7.3 million, $14.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted-average amortization period is approximately 9.6 years.

        Estimated future amortization expense is as follows (in thousands):

2012	$11,034
2013	7,324
2014	3,955
2015	3,159
2016	1,551

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(6) Acquisitions

        In January 2009, the Company purchased from family members of a related party (i) a 33% interest in a joint venture that held a majority equity interest in and managed 26 radiation therapy treatment centers in South America, Central America and the Caribbean and (ii) a 19% interest in a joint venture, which operates a treatment center in Guatemala, for approximately $10.4 million, subject to final determination of the purchase price based on a multiple of historical earnings before interest, taxes, and depreciation and amortization. In January 2010, the Company finalized the amount due for its 33% interest in the joint venture and paid an additional $1.9 million. The transaction had been accounted for under the equity method.

        During 2009, the Company acquired the assets of several urology practices in Florida for approximately $0.2 million. The urology practices provide synergistic clinical services to our patients. The allocation of the purchase price is to tangible assets of $0.2 million.

        In March 2010, the Company contributed approximately $3.0 million in tangible assets for a 77.3% interest in a joint venture with a group of physicians to open a radiation treatment center in El Segundo, California. The radiation treatment center expands the Company's presence in the California market.

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

        During the year ended December 31, 2010 the Company recorded $12.4 million of net patient service revenue and reported net income of $1.9 million in connection with the Carolina Regional Cancer Center, P.A. acquisition.

        In December 2010, the Company acquired the assets of a radiation treatment center located in Princeton, West Virginia for approximately $8.0 million. The center purchased in West Virginia further expands the Company's presence into the West Virginia market, which is a certificate of need state. The allocation of the purchase price is to tangible assets, primarily consisting of medical equipment of $0.2 million. The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill of $7.8 million.

        During 2010, the Company acquired the assets of several physician practices in Florida and Arizona for approximately $0.9 million. The physician practices provide synergistic clinical services to our patients in the respective markets in which we treat. The allocation of the purchase price was to tangible assets of $0.9 million.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(6) Acquisitions (Continued)

        In 2010, the Company held a 33% interest in Medical Developers and on March 1, 2011, the Company purchased the remaining 67% interest in Medical Developers, LLC ("MDLLC") from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The acquisition of the remaining interests expands the Company's presence into a new regional division. The Company consummated these acquisitions for a combined purchase price of approximately $82.7 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of RT Investments' non-voting preferred equity units and 258,955 units of RT Investments' class A equity units totaling approximately $16.25 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.05 million to the seller, an estimated contingent earn out payment totaling $2.3 million, and issuance of real estate located in Costa Rica totaling $0.6 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. The Company estimates the potential range of earn out payments to be, on an undiscounted basis, between $0 and $7.35 million, however the earn out payment is uncapped. The Company utilized the income and market approaches as well as the option pricing allocation methodology to value the equity units issued as consideration.

        The allocation of the purchase price was as follows (in thousands):

Cash	$47,500
Seller financing note	16,047
Company's issuance of equity	16,250
Contingent earn-out	2,340
Issuance of real estate	561

Total consideration transferred	82,698
Net identifiable assets acquired	15,527

Goodwill	$67,171

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(6) Acquisitions (Continued)

        The following table summarizes the allocation of the aggregate purchase price of MDLLC, including assumed liabilities (in thousands):

Fair value of net assets acquired:
Cash and cash equivalents	$5,396
Accounts receivable, net	18,892
Prepaid expenses	268
Deferred tax assets	1,465
Other noncurrent assets	85
Property and equipment	8,479
Intangible assets	23,600
Accounts payable	(3,121)
Accrued expenses	(2,064)
Current portion of long-term debt	(422)
Income taxes payable	(3,048)
Other current liabilities	(580)
Long-term debt, less current portion	(686)
Deferred income taxes	(6,720)
Previously held equity interest	(16,150)
Other long-term liabilities	(2,117)
Noncontrolling interests—nonredeemable	(7,750)

Net identifiable assets acquired	$15,527

        The Company recorded the acquisition at its fair value upon gaining a controlling interest in MDLLC at March 1, 2011. The Company's previously held equity interest in the acquired entities as of the acquisition date totaled approximately $16.15 million. For purposes of valuing the previously held equity interest, the Company used the discounted cash flow method, a derivation of the income approach, which considered a number of factors such as the MDLLC's performance projections, MDLLC's cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability. The Company recorded a gain on the previously held equity interest totaling approximately $0.2 million identified as gain on fair value adjustment of previously held equity investment in the accompanying condensed consolidated statements of comprehensive loss.

        The Company acquired noncontrolling interests totaling approximately $7.75 million as of the acquisition date. The Company valued the noncontrolling interests using the discounted cash flow method, a derivation of the income approach, which considered a number of factors such as the MDLLC's performance projections, MDLLC's cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability. The Company acquired a number of hospital contract arrangements that have varying expiration dates through February 1, 2020. The weighted-average period prior to the next renewal period is 4.1 years as of December 31, 2011.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(6) Acquisitions (Continued)

        Net identifiable assets includes the following preliminary intangible assets:

Trade name (indefinite life)	$1,750
Non-compete agreement (5 year life)	2,000
Hospital contract arrangements (18.5 year life)	19,850

$23,600

        The Company valued the trade name using the relief from royalty method, a derivation of the income approach that estimates the benefit of owning the trade name rather than paying royalties for the right to use a comparable asset. The Company considered a number of factors to value the trade name, including MDLLC's performance projections, royalty rates, discount rates, strength of competition, and income tax rates.

        The Company valued the non-compete agreement using the discounted cash flow method, a derivation of the income approach that evaluates the difference in the sum of MDLLC's present value of cash flows of two scenarios: (1) with the non-compete in place and (2) without the non-compete in place. The Company considered various factors in determining the non-compete value including MDLLC's performance projections, probability of competition, income tax rates, and discount rates.

        The Company valued the hospital contract arrangements using the excess earnings method, which is a form of the income approach. This method includes projecting MDLLC's revenues and expenses attributable to the existing hospital contract arrangements, and then subtracts the required return on MDLLC's net tangible assets and any intangible assets used in the business in order to determine any residual excess earnings attributable to the hospital contract arrangements. The after tax excess earnings are then discounted to present value using an appropriate risk adjusted rate of return.

        The weighted-average amortization period for the acquired amortizable intangible assets as of December 31, 2011 is approximately 18.1 years. Total amortization expense recognized for the acquired amortizable intangible assets totaled approximately $1.2 million for the year ended December 31, 2011.

        Estimated future amortization expense for the acquired amortizable intangible assets is as follows (in thousands):

2012	$1,473
2013	1,473
2014	1,473
2015	1,473
2016	1,140
2017	1,073

        The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $67.9 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company's international geographic segment.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(6) Acquisitions (Continued)

        During the year ended December 31, 2011, the Company recorded $59.0 million of net patient service revenue and reported net income of $2.2 million in connection with the MDLLC and Clinica de Radioterapia Cancer Center, P.A. acquisitions.

        The following pro forma financial information is presented as if the purchase of the additional interests in MDLLC and Clinica de Radioterapia La Asuncion S.A. had occurred as of January 1, 2010. The pro forma financial information is not necessarily indicative of what the Company's results of operations actually would have been had the Company completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined company:

	Years ended December 31,
(in thousands):	2011	2010
Pro forma total revenues	$654,898	$599,058
Pro forma net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(352,588)	(110,854)

        As of December 31, 2011, Medical Developers LLC had approximately 590 employees, 298 of whom are covered by a collective bargaining agreement with the Health Care Providers union corresponding to the agreement N° 108/75. The agreement does not have a fixed term, although payment increase is negotiated every year by the labor union.

        Cash at December 31, 2011 held by the Company's foreign subsidiaries was $5.2 million. The Company considers these cash amounts to be permanently invested in the Company's foreign subsidiaries and therefore does not anticipate repatriating any excess cash flows to the U.S. The Company anticipates it can adequately fund its domestic operations from cash flows generated solely from the U.S. business. Of the $5.2 million of cash held by the Company's foreign subsidiaries at December 31, 2011, $0.4 million is held in U.S. Dollars, $0.1 million of which is held at banks in the United States, with the remaining held in foreign currencies in foreign banks. The Company believes that the magnitude of its growth opportunities outside of the U.S. will cause the Company to continuously reinvest foreign earnings. The Company does not require access to the earnings and cash flow of its international subsidiaries to fund its U.S. operations.

        On August 29, 2011, the Company acquired the assets of a radiation treatment center and other physician practices located in Redding, California, for approximately $9.6 million. The acquisition of the Redding facility further expands the Company's presence into the Northern California market. The allocation of the purchase price is to tangible assets of $3.3 million, intangible assets including $0.3 million trade name and non-compete agreements of $0.3 million, amortized over 5 years, and goodwill of $5.7 million, which is deductible for tax purposes.

        In September 2011, the Company entered into a professional services agreement with a hospital district in Broward County, Florida to provide professional services at two radiation oncology sites within the hospital district.

        On November 4, 2011, the Company purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(6) Acquisitions (Continued)

operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. The combined purchase price of the ownership interests totals approximately $7.4 million, comprised of $2.1 million in cash, seller financing totaling approximately $4.0 million payable over 24 monthly installments, commencing January 2012, and a purchase option totaling approximately $1.3 million. The acquisition of these operating treatment centers expands the Company's presence in its international markets. The allocation of the purchase price is to tangible assets of $3.7 million (including cash of $0.6 million), intangible assets including $0.2 million trade name and non-compete agreements of $0.2 million, amortized over 5 years, goodwill of $8.1 million, which is deductible for U.S. tax purposes but non-deductible for foreign tax purposes, liabilities of $3.4 million, and noncontrolling interests redeemable of $1.4 million.

        On December 22, 2011, the Company acquired the interest in an operating entity which operates two radiation treatment centers located in North Carolina, for approximately $6.3 million. The acquisition of the two radiation treatment centers further expands the Company's presence into the eastern North Carolina market. The allocation of the purchase price is to tangible assets of $0.8 million, goodwill of $6.0 million, which is deductible for tax purposes, other current liabilities of approximately $0.1 million and an earn-out provision of approximately $0.4 million contingent upon maintaining a certain level of patient volume.

        During 2011, the Company acquired the assets of several physician practices in Florida and the non-professional practice assets of several North Carolina physician practices for approximately $0.4 million. The physician practices provide synergistic clinical services to our patients in the respective markets in which we treat. The allocation of the purchase price is to tangible assets of $0.4 million.

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

DECEMBER 31, 2011, 2010 and 2009

(6) Acquisitions (Continued)

comprehensive loss from the respective dates of acquisition. The following table summarizes the allocations of the aggregate purchase price of the acquisitions, including assumed liabilities.

	Years Ended December 31,
(in thousands):	2011	2010	2009
Fair value of net assets acquired, excluding cash:
Accounts receivable, net	$20,306	$—	$—
Inventories	39	65	—
Other current assets	423	614	—
Deferred tax assets	1,925	—	—
Other noncurrent assets	159	18	—
Property and equipment	13,980	5,086	199
Intangible assets	24,580	—	—
Goodwill	86,977	37,923	2,250
Current liabilities	(11,356)	(318)	—
Long-term debt	(686)	—	—
Deferred tax liabilities	(6,720)	—	—
Other noncurrent liabilities	(6,250)	—	—
Previously held equity investment	(16,150)	—	—
Noncontrolling interest	(9,114)	—	—

	$98,113	$43,388	$2,449

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

        During the third quarter of 2011, the Company completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of its review of growth expectations and the release of

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(7) Other Income and Loss (Continued)

the final rule issued on the physician fee schedule for 2012 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers. In performing this test, the Company assessed the implied fair value of its goodwill and intangible assets. As a result, the Company incurred an impairment loss of approximately $237.6 million in 2011 primarily relating to goodwill and trade name impairment in certain of its reporting units, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, Southwest U.S. (Arizona and Nevada) , the Florida east coast, Northwest Florida and Southwest Florida. This impairment loss was comprised of approximately $234.9 million relating to goodwill and intangible assets and an impairment loss incurred of approximately $2.7 million in 2011 related to our write-off of our 45% investment interest in a radio-surgery center in Rhode Island due to continued operating losses since its inception in 2008.

        During the fourth quarter of 2011, the Company decided to rebrand its current trade name of 21st Century Oncology. As a result of the rebranding initiative and concurrent with the Company's annual impairment test for goodwill and indefinite-lived intangible assets, the Company incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of the rebranding initiative. The remaining $71.8 million of impairment relating to goodwill in certain of the Company's reporting units, including North East United States, (New York, Rhode Island, Massachusetts and southeast Michigan), and California, Southwest U.S. (Arizona and Nevada). The remaining domestic U.S. trade name of approximately $4.6 million will be amortized over its remaining useful life through December 31, 2012. The Company incurred approximately $0.9 million in amortization expense during the fourth quarter. In addition, during the fourth quarter of 2011, an impairment loss of approximately $0.8 million, reported in impairment loss on the consolidated statements of comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in Baltimore, Maryland and $0.7 million impairment on certain deposits on equipment. The Company plans to complete the treatment of its current patients undergoing radiation treatment and close the radiation facility during the first quarter of 2012.

Loss on investments

        During the fourth quarter of 2011, the Company incurred a loss on a 50% investment in an unconsolidated joint venture in a freestanding radiation facility in West Palm Beach Florida. The Company plans on withdrawing from the joint venture during the first quarter of 2012. The Company incurred a loss on the investment of approximately $0.5 million.

        During the fourth quarter of 2011, the Company sold a 2% investment interest in a primary care physician practice for approximately $1.0 million. The Company recorded a gain on the sale of the investment of approximately $0.3 million.

Gain on fair value adjustment of previously held equity investment.

        As result of the acquisition of MDLLC, in which the Company acquired an effective ownership interest of approximately 91.0% on March 1, 2011, the Company recorded a gain of approximately $0.2 million to adjust its initial investment in the joint venture to fair value.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(7) Other Income and Loss (Continued)

Early Extinguishment of Debt

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

(8) Income Taxes

        Significant components of the income tax provision are as follows:

	Years Ended December 31,
(in thousands):	2011	2010	2009
Current provision:
Federal	$(1,166)	$2,414	$1,791
State	(347)	4,474	598
Foreign	5,026	—	—
Deferred (benefit) provision:
Federal	(25,726)	(19,845)	(2,876)
State	(3,064)	147	1,489
Foreign	(88)	—	—

Total income tax provision (benefit)	$(25,365)	$(12,810)	$1,002

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(8) Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income before income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.3	1.4	25.2
Effects of rates different than statutory	0.1	—	—
Nondeductible charge for stock-based compensation	(0.1)	(0.3)	(5.0)
Nondeductible charge for lobbying and political donations	(0.1)	(0.3)	(4.1)
Goodwill impairment	(21.3)	(13.8)	—
Tax rate changes on existing temporary differences	0.1	(0.4)	13.3
Income from noncontrolling interests	0.2	0.6	10.3
Valuation allowance increase	(7.7)	(11.2)	(51.0)
Purchase accounting adjustments	—	—	(16.5)
Federal and state true-ups	—	(1.0)	(17.7)
Uncertain tax positions current year	(0.3)	(1.1)	(1.3)
Prior period adjustments for uncertain tax positions and deferred tax true-ups	0.1	1.6	—
Other permanent items	(0.5)	(0.4)	(3.1)

Total income tax provision	6.8%	10.1%	(14.9)%

        The Company provides for income taxes using the liability method in accordance with ASC 740, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(8) Income Taxes (Continued)

and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2011 and 2010:

(in thousands):	December 31, 2011	December 31, 2010
Deferred income tax assets:
Provision for doubtful accounts	$7,438	$4,848
State net operating loss carryforwards	8,096	6,336
Federal net operating loss carryforwards	28,382	22,525
Deferred rent liability	2,588	2,034
Intangible assets—U.S.	15,683	—
Management fee receivable allowance	8,466	9,945
Merger costs and debt financing costs	4,985	2,724
Unrealized loss on swap	1,027	2,058
Other	7,342	7,064

Gross deferred income tax assets	84,007	57,534
Valuation allowance	(45,458)	(17,641)

Net deferred income tax assets	38,549	39,893

Deferred income tax liabilities:
Property and equipment	(37,508)	(36,128)
Intangible assets—U.S.	—	(29,514)
Intangible assets—Foreign	(6,253)	—
Prepaid expense	(885)	(1,217)
Partnership interests	(843)	(2,970)
Other	(434)	(1,315)

Total deferred tax liabilities	(45,923)	(71,144)

Net deferred income tax liabilities	$(7,374)	$(31,251)

        ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In 2009, the Company determined that a valuation allowance of $3.4 million was appropriate under the provisions of ASC 740. This valuation allowance of $3.4 million was against state deferred tax assets. Primarily because of the taxable loss for the year ended December 31, 2010, the Company determined that the valuation allowance should be $17.6 million, consisting of $12.3 million against federal deferred tax assets and $5.3 million against state deferred tax assets. This represents an increase of $14.2 million in valuation allowance.

        For the year ended December 31, 2011, the Company determined that the valuation allowance was approximately $45.5 million, consisting of $38.3 million against federal deferred tax assets and

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(8) Income Taxes (Continued)

$7.2 million against state deferred tax assets. The valuation allowance increased approximately $27.9 million from $17.6 million in 2010 to $45.5 million in 2011.

Description:	Beginning Balance	Tax Expense	Other Comprehensive Income	Ending Balance
Fiscal Year 2009	—	(3.4)		(3.4)
Fiscal Year 2010	(3.4)	(14.2)		(17.6)
Fiscal Year 2011	(17.6)	(28.8)	0.9	(45.5)

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

        The Company has federal net operating loss carryforwards beginning to expire in 2028 available to offset future taxable income of approximately $81.0 million and $64.4 million at December 31, 2011 and 2010, respectively.

        At December 31, 2011 and 2010 the Company has state net operating loss carryforwards, primarily in Florida and Kentucky beginning to expire in years 2013 through 2028, available to offset future taxable income of approximately $201.8 million, and $157.9 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

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

        Since its adoption for uncertainty in income taxes pursuant to ASC 740, Income Taxes, the Company has recognized interest and penalties accrued related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2011, the Company released approximately $0.9 million in interest and penalties related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2010, the Company accrued approximately $2.1 million in interest and penalties related to unrecognized tax exposures in income tax expense. The Company had accrued $25,000 as of December 31, 2009. The Company did not make any payments of interest and penalties accrued during the years ended December 31, 2011, and 2010.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(8) Income Taxes (Continued)

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is a follows (in thousands):

Gross unrecognized tax benefits at January 1, 2009	$260
Increase in tax positions for prior years	59
Increase in tax positions for current year	78

Gross unrecognized tax benefits at December 31, 2009	$397

Gross unrecognized tax benefits at January 1, 2010	$397
Increase in tax positions for prior years	4,864
Increase in tax positions for current year	706

Gross unrecognized tax benefits at December 31, 2010	$5,967

Gross unrecognized tax benefits at January 1, 2011	$5,967
Decrease in tax positions for prior years	(1,971)
Decrease related to settlements with the taxing authorities	(1,988)
Decrease related to the lapse of the statute of limitations	(320)
Increase in tax positions for current year	49

Gross unrecognized tax benefits at December 31, 2011	$1,737

        The total amount of gross unrecognized tax benefits that, if recognized, would affect that effective tax rate was $0.9 million, $1.7 million at December 31, 2011 and 2010, respectively. The Company expects that unrecognized tax benefits in the amount of $0.1 million will reverse within the next 12 months due to resolution of ongoing federal income tax audits. Moreover, the Company expects that unrecognized tax benefits in the amount of $0.8 million will reverse within the next 12 months due to resolution of ongoing state income tax audits.

        The Company is subject to taxation in the U.S., approximately 22 state jurisdictions and countries throughout Latin America, namely, Argentina, Bolivia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions in which the Company is subject to tax are the U.S., Florida and Argentina.

        The Company's future effective tax rates could be affected by changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. The Company monitors the assumptions used in estimating the annual effective tax rate and makes adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating the Company's annual effective tax rates, future income tax expense (benefit) could be materially affected.

        The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-US affiliates and associated companies that have been reinvested indefinitely offshore. With respect to the portion of unremitted earnings of certain lower-tier non-US affiliates and associated companies where the Company is not applying the indefinite reinvestment exception, no deferred tax liability has been provided due to dividend exemption rules at the local foreign holding company level and future tax planning strategies at the U.S. level. The aggregate undistributed earnings of the

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(8) Income Taxes (Continued)

Company's foreign operating subsidiaries for which no deferred tax liability has been recorded is approximately $3.3 million. It is not practicable to determine the U.S income tax liability that would be payable if such earnings were not reinvested indefinitely.

        The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company's provision for income taxes. To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected. In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2007 through 2010 are subject to examination. The Company is currently undergoing a Federal income tax audit for tax years 2007 through 2008 and New York State audit for tax years 2006 through 2008. Subsequent to the end of the year, the Company closed the Federal audit for tax years 2005 and 2006, the Alabama audit for tax years 2009 and 2010 and Florida audit for tax years 2007 through 2009.

(9) Long-Term Debt

        The Senior Credit Facility consists of a $347.0 million six-year senior secured term loan facility, a $90.1 million six-year senior secured revolving credit facility, and a $34.9 million five-year secured revolving credit facility. Senior Subordinated notes due April 15, 2017 were issued in April 2010 of approximately $310.0 million. In March 2011, the Company issued an additional $50.0 million in Senior Subordinated notes due April 15, 2017 of which the proceeds were used to fund the MDLLC transaction and an additional $16.25 million issued to the seller in the transaction.

        The Company's long-term debt consists of the following (in thousands):

	December 31, 2011	December 31, 2010
$347.0 million senior secured credit facility—(Term Loan B portion) (net of unamortized debt discount of $993 and $1,450 at December 31, 2011 and 2010, respectively) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company's assets. At December 31, 2011 and 2010, interest rates were at LIBOR plus applicable margin, at 5.0% and 4.5%, respectively, due at various maturity dates through February 2014	$264,367	$263,910
$90.1 million senior secured credit facility (extended revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company's assets. At December 31, 2011, interest rates were at LIBOR plus applicable margin, at 5.0% due at various maturity dates through February 2014	7,212	—

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(9) Long-Term Debt (Continued)

	December 31, 2011	December 31, 2010
$34.9 million senior secured credit facility (non-extended revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company's assets. At December 31, 2011 and 2010, interest rates were at LIBOR plus applicable margin, at 4.5% due at various maturity dates through February 2013	2,788	8,500
$360.0 million Senior Subordinated Notes (net of unamortized debt discount of $2,027 and $1,765 at December 31, 2011 and 2010, respectively) due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	357,973	308,235
$16.25 million Senior Subordinated Notes (net of unamortized debt discount of $175 at December 31, 2011) due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	16,075	—
$2.9 million various other notes payable with average interest rate of 21.5% due through August 2019	2,933	—
$4.0 million in seller financing promissory notes with average interest rate of 6.21% due through December 2013	4,005	—
Capital leases payable with various monthly payments plus interest at rates ranging from 4.5% to 9.1%, due at various maturity dates through October 2016	23,680	18,186

	679,033	598,831
Less current portion	(13,945)	(8,780)

	$665,088	$590,051

        Maturities under the obligations described above are as follows at December 31, 2011 (in thousands):

2012	13,945
2013	10,835
2014	275,885
2015	3,489
2016	1,717
Thereafter	376,357

682,228
Less unamortized debt discount	(3,195)

$679,033

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(9) Long-Term Debt (Continued)

        At December 31, 2011 and 2010, the prime interest rate was 3.25%.

        The Term Loan B initially bears interest either at LIBOR plus a spread of 475 basis points or a specified base rate plus a spread of 375 basis points and matures on February 21, 2014.

        The non-extended revolving credit portion of the senior secured credit facility ("Non-extended Revolver") will mature on February 21, 2013. The Non-extended Revolver bears interest either at LIBOR plus a spread ranging from 350 to 425 basis points or a specified base rate plus a spread ranging from 250 to 325 basis points, with the exact spread determined upon the basis of the Company's leverage ratio, as defined. The extended revolving credit portion of the senior secured credit facility ("Extended Revolver") will mature on February 21, 2014. The Extended Revolver bears interest either at LIBOR plus a spread ranging from 400 to 475 basis points or a specified base rate plus a spread ranging from 300 to 375 basis points, with the exact spread determined upon the basis of the Company's leverage ratio, as defined. The Company is required to pay a quarterly unused commitment fee at a rate ranging from 37.5 to 50.0 basis points on the Revolver determined upon the basis of its leverage ratio, as defined.

        The senior secured credit facility is secured by a pledge of substantially all of the Company's tangible and intangible assets and includes a number of restrictive covenants including limitations on leverage, capital and acquisitions expenditures and a requirement to maintain a minimum ratio of cash flow to interest. Under the terms of the Company's senior secured credit facility, borrowings under the Non-extended and Extended Revolvers are based on minimum incremental amounts of not less than $0.5 million for base rate loans and not less than $1.0 million for LIBOR rate loans.

        The senior secured credit facility requires the Company to make mandatory prepayments of outstanding borrowings under certain circumstances. Mandatory prepayments include prepayments of the Term Loan B from proceeds from asset dispositions if not reinvested within a certain period of time and debt and equity issuances, limited to a percentage of the proceeds and/or an excess amount above a dollar threshold. The Company is required to prepay the Term Loan B based on certain excess cash flow requirements ranging from 25% to 50% based on the Company's leverage ratio. To date the Company has not been required to make such prepayments. The senior secured credit facility also requires the Company to comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, and dividends. At December 31, 2011, the Company is in compliance with all covenants.

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

DECEMBER 31, 2011, 2010 and 2009

(9) Long-Term Debt (Continued)

connection with certain future acquisitions and the ability to make additional investments, subject to pro forma compliance with certain performance based incurrence covenants, and other restrictions.

        On April 20, 2010, the Company issued $310.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 (the "Offering") and repaid the existing $175.0 million in aggregate principal amount 13.5% senior subordinated notes due 2015, including accrued and unpaid interest and a call premium of approximately $5.3 million. The remaining proceeds from the Offering were used to pay down $74.8 million of the Term Loan B and $10.0 million of the Revolver. A portion of the proceeds of the Offering was placed in a restricted account pending application to finance certain acquisitions, including the acquisitions of a radiation treatment center and physician practices in South Carolina consummated on May 3, 2010. The Company incurred approximately $11.9 million in transaction fees and expenses, including legal, accounting and other fees and expenses associated with the offering, and the initial purchasers' discount of $1.9 million.

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

        On May 3, 2010, the Company further amended the senior secured credit facilities with respect to certain administrative matters, including permitting the Company to provide to the lenders thereunder, on a prospective basis, the consolidated financial statements of the parent company, Radiation Therapy Services Holdings, Inc., in lieu of those of the borrower, our wholly-owned subsidiary, Radiation Therapy Services, Inc. ("RTS").

        In January 2011, the Company received a commitment letter (the "Commitment Letter") from DDJ Capital Management, LLC to purchase an aggregate principal amount of $50 million of 9 7/8% Senior Subordinated Notes due 2017 ("New Notes") to be issued by RTS. On March 1, 2011, the Company issued $50 million of the New Notes. The proceeds of $48.5 million were used (i) to fund the Company's acquisition of all of the outstanding membership units of MDLLC and substantially all of the interests of MDLLC's affiliated companies (the "MDLLC Acquisition"), not currently controlled by the Company and (ii) to fund transaction costs associated with the MDLLC Acquisition.

        The Company's senior secured credit facilities:

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

DECEMBER 31, 2011, 2010 and 2009

(9) Long-Term Debt (Continued)

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

        The amendment modified the financial covenant levels, including to modify (x) the total leverage ratio to 6.00 to 1.00 for the Company's fiscal quarters ending September 30, 2011 and December 31, 2011, decreasing thereafter as specified therein, and (y) the consolidated interest coverage ratio to 2.00 to 1.00 for the Company's fiscal quarters ending March 31, 2011 through June 30, 2012 and increasing thereafter as specified therein.

        The senior secured credit facility requires that the Company comply with certain financial covenants, including:

	Requirement	Level at December 31, 2011
Maximum permitted consolidated leverage ratio	<6.00 to 1.00	5.27 to 1.00
Minimum permitted consolidated interest coverage ratio	>2.00 to 1.00	2.29 to 1.00

        The maximum permitted consolidated leverage ratio required is <6.00 to 1.00 from July 1, 2011 through December 31, 2011, <5.75 to 1.00 from January 1, 2012 to June 30, 2012, <5.50 to 1.00 from July 1, 2012 to June 30, 2013 and <5.25 to 1.00 thereafter.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(9) Long-Term Debt (Continued)

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

        On September 30, 2011, the Company entered into an incremental amendment (the "Incremental Amendment") with Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders and SunTrust Bank, as incremental lender. The Incremental Amendment amends the senior secured credit facility. Under the terms of the Incremental Amendment, SunTrust Bank agreed to lend an aggregate amount up to $50 million to the Company, which will be used for general corporate purposes.

        The senior secured credit facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of December 31, 2011.

        In August 2011, the Company entered into a lease line of credit with a financial institution for the purpose of obtaining financing for medical equipment purchases in the commitment amount of $12.5 million. The commitment, subject to various restrictions, is scheduled to be available through November 2011. As of December 31, 2011 the Company had utilized approximately $8.7 million under the lease line of credit.

        For the year ended December 31, 2011, the Company incurred deferred financing costs of approximately $4.8 million of which $1.6 million related to the issuance of the $50.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 in March 2011, $2.9 million related to the amendment to the Company's senior secured credit facility and the $50.0 million incremental amendment in September 2011, and $0.3 million related to the registration of the issuance of the $16.25 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 in March 2011 related to the MDLLC transaction. For the year ended December 31, 2010, the Company incurred deferred financing costs of approximately $11.9 million for the issuance of $310.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017. The consolidated balance sheets as of December 31, 2011 and 2010, include $17.2 million and $17.0 million, respectively, in other long-term assets related to unamortized deferred financing costs. The Company recorded approximately $4.5 million, $3.3 million, and $2.9 million, to interest expense for the years ended December 31, 2011, 2010 and 2009, respectively, related to the amortization of deferred financing costs.

(10) Real Estate Subject to Finance Obligation

        The Company leases certain of its treatment centers (facility) and other properties from partnerships which are majority-owned by related parties (related-party lessor). The related-party lessor constructs the facilities in accordance with the Company's plans and specifications and subsequently leases the facility to the Company. Due to the related-party relationship, the Company is considered the owner of the facility during the construction period pursuant to the provisions of ASC 840-40, Sale-Leaseback Transactions. In accordance with ASC 840-40, the Company records a construction-in-progress asset for the facility with a

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(10) Real Estate Subject to Finance Obligation (Continued)

corresponding finance obligation during the construction period. Certain related parties guarantee the debt of the related-party lessor, which is considered to be continuing involvement pursuant to ASC 840-40. Accordingly, these leases do not qualify as a normal sale-leaseback at the time that construction is complete and the facility is leased to the Company. As a result, the costs to construct the facilities and the related finance obligation remain on the Company's consolidated balance sheets when construction is completed. The construction costs are included in real estate subject to finance obligation in the accompanying consolidated balance sheets. The finance obligation is amortized over the lease during the construction period term based on the payments designated in the lease agreements with a portion of the payment representing a free ground lease recorded in rent expense. The assets classified as real estate subject to finance obligation are amortized on a straight-line basis over their useful lives.

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

        As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, of the refinancing of the landlords' mortgages on these respective properties the Company derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, the Company entered into a new master lease arrangement with the related party lessors on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. Subsequent to March 31, 2010 the related party lessors removed the personal guarantees of the debt related to two additional properties. As a result, the Company in 2010 derecognized approximately $4.4 million in real estate subject to finance obligation, $4.5 million in finance obligation. During 2011 the related party lessors completed construction of 2 properties. Upon completion we entered into a new master lease arrangement with the related party lessors for these 2 properties as well as an existing property under lease. The initial term of the new master lease arrangement is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $0.7 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(10) Real Estate Subject to Finance Obligation (Continued)

        The net book values of real estate subject to finance obligation are summarized as follows:

	December 31,
(in thousands):	2011	2010
Land	$337	$39
Leasehold Improvements	10,435	7,750
Construction-in-progress	3,825	945
Accumulated depreciation	(878)	(634)

	$13,719	$8,100

        Depreciation expense relating to real estate subject to finance obligation is classified in depreciation and amortization in the accompanying consolidated statements of comprehensive loss.

        Future payments of the finance obligation as of December 31, 2011, are as follows:

(in thousands):	Finance Obligation
2012	$1,264
2013	1,410
2014	1,427
2015	1,444
2016	1,444
Thereafter	11,064

$18,053
Less: amounts representing ground lease	(756)
Less: amounts representing interest	(12,505)
Finance obligation balance at end of lease term	9,474

Finance obligation	$14,266
Less: amount representing current portion	(161)

Finance obligation, less current portion	$14,105

        Interest expense relating to the finance obligation was approximately $0.8 million, $2.3 million, and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Facility rent expense relating to real estate subject to finance obligation was approximately $1.0 million, $0.6 million, and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(11) Reconciliation of total equity

        The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Noncontrolling interests-nonredeemable principally represent minority shareholders' proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company's control. These noncontrolling interests have been classified outside of permanent equity on the Company's consolidated balance sheets. The

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(11) Reconciliation of total equity (Continued)

noncontrolling interests are not redeemable at December 31, 2011 and 2010, and the contingent events upon which the noncontrolling interest may be redeemed is not probable of occurrence at December 31, 2011. Accordingly, the noncontrolling interests are measured at their carrying value at December 31, 2011 and 2010.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(11) Reconciliation of total equity (Continued)

        The following table presents changes in total equity for the respective periods:

(in thousands):	Radiation Therapy Services Holdings, Inc. Shareholder's Equity	Noncontrolling interests— nonredeemable	Total Equity	Noncontrolling interests— redeemable
Balance, January 1, 2009	$616,964	$12,208	$629,172	$6,882

Net (loss) income	(9,550)	689	(8,861)	1,146
Other comprehensive income from unrealized gain on interest rate swap agreement	1,938	—	1,938	—
Other comprehensive income from share of equity investee	(137)	—	(137)	—
Stock-based compensation	962	—	962	—
Sale of interest in a subsidiary	96	154	250	—
Payment of note receivable from shareholder	25	—	25	—
Equity contribution in joint venture	—	800	800	—
Cash distributions	—	(2,142)	(2,142)	(734)

Balance, December 31, 2009	$610,298	$11,709	$622,007	$7,294

Net (loss) income	(115,488)	691	(114,797)	1,007
Other comprehensive income from unrealized gain on interest rate swap agreement	1,679	—	1,679	—
Other comprehensive income from share of equity investee	(201)	—	(201)	—
Issuance of limited liability company interests	156	—	156	—
Deconsolidation of noncontrolling interest	—	(78)	(78)	—
Purchase of noncontrolling interest in a joint venture	(475)	475	—	—
Stock-based compensation	1,030	—	1,030	—
Payment of note receivable from shareholder	50	—	50	—
Equity contribution in joint venture	—	608	608	—
Cash distributions	—	(2,246)	(2,246)	(930)

Balance, December 31, 2010	$497,049	$11,159	$508,208	$7,371

Net (loss) income	(353,441)	2,767	(350,674)	791
Other comprehensive income from unrealized gain on interest rate swap agreements	2,428	—	2,428	—
Other comprehensive income from foreign currency translation loss	(4,265)	(617)	(4,882)	(27)
Cash contribution of equity	3	—	3	—
Deconsolidation of noncontrolling interest	—	49	49	—
Equity issuance related to MDLLC acquisition	16,250	—	16,250	—
Fair value of noncontrolling interest acquired in connection with the acquisition of medical practices	—	—	—	1,364
Fair value of noncontrolling interest acquired in connection with MDLLC acquisition	—	7,750	7,750	—
Reversal of other comprehensive income of previously held equity investment	338	—	338	—
Stock-based compensation	1,461	—	1,461	—
Payment of note receivable from shareholder	50	—	50	—
Issuance of noncontrolling interest redeemable	—	—	—	71
Equity contribution in joint venture	—	—	—	4,120
Cash distributions	—	(3,687)	(3,687)	(962)

Balance, December 31, 2011	$159,873	$17,421	$177,294	$12,728

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(11) Reconciliation of total equity (Continued)

        Redeemable equity securities with redemption features that are not solely within the Company's control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. In the event that a redeemable equity security will require redemption, then subsequent adjustments to the initially recorded amount will be recognized in the period that a redemption becomes probable.

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

        In accordance with ASC 820, the fair value of the 9 7/8% Senior Subordinated Notes due 2017 and Term Loan B portion of the senior secured credit facility ("Term Loan B") was based on prices quoted from third-party financial institutions. At December 31, 2011, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$347.0 million senior secured credit facility—(Term Loan B portion)	$261,048	$264,367
$360.0 million Senior Subordinated Notes due April 15, 2017	$273,600	$357,973
$16.25 million Senior Subordinated Notes due April 15, 2017	$12,350	$16,075

        At December 31, 2010, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$347.0 million senior secured credit facility—(Term Loan B portion)	$258,700	$263,910
$310.0 million Senior Subordinated Notes due April 15, 2017	$305,400	$308,235

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(12) Fair Value of Financial Instruments (Continued)

        As of December 31, 2011 and 2010, we held certain items that are required to be measured at fair value on a recurring basis including interest rate swap agreements and foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity. The carrying values of the Company's long-term debt other than Senior Subordinated Notes and Term Loan B approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.

        The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of December 31, 2011 and 2010:

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other long-term liabilities
Interest rate swaps	$(708)	$—	$(708)	$—

Other current assets
Foreign currency derivative contracts	$814	$—	$814	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other long-term liabilities
Interest rate swap	$(4,966)	$—	$(4,966)	$—

        The estimated fair value of the Company's interest rate swaps were determined using an approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

        The estimated fair value of the Company's foreign currency derivative agreements considered various inputs and assumptions, including the applicable spot rate, forward rates, maturity, implied volatility and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The valuation technique used is an income approach with the best market estimate of what will be realized on a discounted cash flow basis.

(13) Equity Investments in Joint Ventures

        The Company currently maintains equity interests in seven unconsolidated joint ventures, a 45% interest in a joint venture with a radio-surgery facility, a 45% interest in a urology surgical facility, a

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(13) Equity Investments in Joint Ventures (Continued)

28.5% interest in the development and management of a proton beam therapy center to be constructed in Manhattan, a 50% interest in an international freestanding radiation center in Mohali, India, and two joint ventures in South America.

        In 2010, the Company maintained a 33% interest in Medical Developers, LLC, a joint venture which had a 57% interest in the underlying operating entities, and manages 26 radiation therapy treatment centers in South America, Central America and the Caribbean . The centers are located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala, El Salvador and Bolivia. In March 2011, the Company purchased the remaining 67% interest in Medical Developers, LLC.

        At December 31, 2010 and 2009, the Company's investment in Medical Developers, LLC was approximately $14.7 million and $13.1 million, respectively. Total member's equity as reported by Medical Developers, LLC was $26.2 million and $19.0 million at December 31, 2010 and 2009, respectively. The Company's equity in the earnings of Medical Developers, LLC for the years ended December 31, 2010 and 2009 was approximately $2.0 million and $1.5 million, respectively, which is recorded in other revenue in the accompanying consolidated statements of comprehensive loss. The Company's equity in the earnings of a controlling interest in MDLLC for the two months ended February 28, 2011 was approximately $0.3 million. Effective March 1, 2011, the Company consolidated the operations of Medical Developers, LLC.

        The condensed results of operations of Medical Developers, LLC are as follows:

(in thousands):	Year Ended December 31, 2010
Total revenues	$53,152
Net income	10,940
Net income attributable to noncontrolling interests	(4,864)

Net income attributable to Medical Developers, LLC	$6,076

        The Company utilizes the equity method to account for its investments in the unconsolidated joint ventures. At December 31, 2011 and 2010, the Company's investments in the unconsolidated joint ventures were approximately $0.7 million and $20.1 million, respectively. The Company's equity in the earnings (losses) of the equity investments in joint ventures was approximately ($1.0 million), $1.0 million, and $0.9 million years ended December 31, 2011, 2010 and 2009, respectively, which is recorded in other revenue in the accompanying consolidated statements of comprehensive loss.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(13) Equity Investments in Joint Ventures (Continued)

        The condensed financial position and results of operations of the unconsolidated joint venture entities are as follows:

	December 31,
(in thousands):	2011	2010
Total assets	$10,807	$56,497

Liabilities	$1,153	$15,458
Shareholders' equity	9,654	41,039

Total liabilities and shareholders' equity	$10,807	$56,497

	Year Ended December 31,
(in thousands):	2011	2010	2009
Revenues	$3,152	$57,925	$43,202
Expenses	7,186	53,876	39,811

Net income (loss)	$(4,034)	$4,049	$3,391

        A summary of the changes in the equity investment in the unconsolidated joint ventures is as follows:

(in thousands):
Balance at January 1, 2009	$2,428
Capital contributions in joint venture	15,793
Distributions	(301)
Share of other comprehensive loss	(137)
Equity interest in net income of joint ventures	880

Balance at December 31, 2009	18,663

Capital contributions in joint venture	2,339
Distributions	(1,007)
Share of other comprehensive loss	(201)
Impairment	(659)
Equity interest in net income of joint ventures	1,001

Balance at December 31, 2010	20,136

Capital contributions in joint venture	799
Distributions	(634)
Foreign currency transaction loss	(2)
Impairment	(2,635)
Sale of investment	(312)
Consolidation of investment	(15,674)
Purchase of investment	50
Equity interest in net income of joint ventures	(1,036)

Balance at December 31, 2011	$692

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(14) Commitments and Contingencies

Letters of Credit

        The Company issued to the lessor of one of its treatment centers an unconditional and irrevocable letter of credit in the amount of $0.3 million to serve as security for the performance of the assignees' obligations under the lease. In addition, the Company issued an irrevocable letter of credit in the amount of $0.6 million relating to the Company's workers' compensation insurance program. In November 2011, the Company issued an irrevocable letter of credit in the amount of $2.0 million to a financial institution to provide to an uncommitted line of credit to three operating entities of Medical Developers LLC.

Lease Commitments

        The Company is obligated under various operating leases for office space, medical equipment, and an aircraft lease. Total lease expense incurred under these leases was approximately $38.8 million, $33.1 million, and $25.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Future fixed minimum annual lease commitments are as follows at December 31, 2011:

(in thousands):	Commitments	Less Sublease Rentals	Net Rental Commitments
2012	$34,778	$386	$34,392
2013	32,267	386	31,881
2014	31,463	290	31,173
2015	29,199	—	29,199
2016	28,311	—	28,311
Thereafter	226,974	—	226,974

	$382,992	$1,062	$381,930

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

DECEMBER 31, 2011, 2010 and 2009

(14) Commitments and Contingencies (Continued)

Concentrations of Credit Risk

        Financial instruments, which subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company maintains its cash in bank accounts with highly rated financial institutions. These accounts may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company grants credit, without collateral, to its patients, most of whom are local residents. Concentrations of credit risk with respect to accounts receivable relate principally to third- party payers, including managed care contracts, whose ability to pay for services rendered is dependent on their financial condition. For the year ended December 31, 2011, a government payor in Argentina represented approximately 30% of the total revenues earned in Argentina.

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

DECEMBER 31, 2011, 2010 and 2009

(14) Commitments and Contingencies (Continued)

Employment Agreements

        The Company is party to employment agreements with several of its employees that provide for annual base salaries, targeted bonus levels, severance pay under certain conditions, and certain other benefits.

(15) Retirement Plan

        The Company has a defined contribution retirement plan under Section 401(a) of the Internal Revenue Code (the Retirement Plan). The Retirement Plan allows all full-time employees after one year of service to defer a portion of their compensation on a pretax basis through contributions to the Retirement Plan. The Company provides for a discretionary match based on a percentage of the employee's annual contribution. No Company match was provided for in 2011. At December 31, 2010 and 2009, the Company accrued approximately $0.6 million and $1.5 million, respectively related to the Company's approved discretionary match.

(16) Stock Option Plan and Restricted Stock Grants

        Radiation Therapy Investments, LLC ("RT Investments") adopted an equity-based incentive plan in February 2008, and authorized for issuance under the plan approximately 1,494,111 units of limited liability company interests consisting of 526,262 Class B Units and 967,849 Class C Units. The units are limited liability company interests and are available for issuance to the Company's employees. As of December 31, 2011, there were 13,815 Class B Units and 51,040 Class C Units available for future issuance under the plan.

        The Class B Units vest over approximately 48 months. Assuming continued employment of the employee with the Company, 25% vest on the first anniversary of the grant date, and the remaining 75% vest in three equal installments on the second, third, and fourth anniversaries from the grant date. The Class C Units vest annually for 34 months based on certain performance conditions and/or market conditions being met or achieved and, in all cases, assuming continued employment. For the Class C Units, the investment return conditions relate to Vestar Capital Partners V, L.P., majority owner of RT Investments ("Vestar") receiving a specified multiple on their investment upon a liquidity event. The performance condition relates to the Company achieving certain operating targets, and the market condition relates to holders of Preferred Units and Class A Units receiving a specified multiple on their investment upon a liquidation event. If an employee holder's employment is terminated, RT Investments may repurchase the holder's vested Class B Units and Class C Units. If the termination occurs within 12 months after the relevant measurement date, all of the Class B and Class C Units will be repurchased at the initial purchase price, or cost. If the termination occurs during the following three-year period, the Class B and Class C units may be purchased at fair market value depending on the circumstances of the holder's departure and the date of termination.

        For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using the following

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(16) Stock Option Plan and Restricted Stock Grants (Continued)

assumptions: a term of five years, which is based on the expected term in which the units will be realized; a risk-free interest rate of 1.96% and 0.53% for grants issued in 2010 and 2011, respectively, which is the five-year U.S. federal treasury bond rate consistent with the term assumption; and expected volatility of 50% and 55% for grants issued in 2010 and 2011, respectively, which is based on the historical data of equity instruments of comparable companies.

        The estimated fair value of the units, less an assumed forfeiture rate of 2.7%, is recognized in expense in the Company's consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class B Units. For Class B Units, the requisite service period is approximately 48 months, and for Class C Units, the requisite service period is 34 months only if probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate.

        The Company recorded $1.5 million, $1.0 million, and $1.0 million of stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in salaries and benefits in the consolidated statements of operations. The summary of activity under the plan is presented below:

	Class B Units Outstanding	Weighted- Average Grant Date Fair Value	Class C Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at end of period January 1, 2009	509,422	$8.14	822,806	$7.06
Units forfeited	(9,473)	8.14	(29,035)	7.06
Vested	(127,356)	8.14	—	—

Nonvested balance at end of period December 31, 2009	372,593	$8.14	793,771	$7.06

Units granted	16,665	10.08	43,099	8.75
Vested	(124,198)	8.14	—	—

Nonvested balance at end of period December 31, 2010	265,060	$8.26	836,870	$7.15

Units granted	41,662	5.49	107,748	4.88
Units forfeited	(20,831)	9.30	(119,720)	7.67
Vested	(136,697)	8.04	—	—

Nonvested balance at end of period December 31, 2011	149,194	$7.55	824,898	$6.78

        As of December 31, 2011 there were 363,254 B units and 91,911 C units vested and outstanding.

        As of December 31, 2011, there was approximately $0.3 million and $5.2 million of total unrecognized compensation expense related to the Class B Units and Class C Units, respectively. These costs are expected to be recognized over a weighted-average period of 0.8 years for Class B Units. The Class C units will be recognized if Vestar receives a specific return on their investment in the Company upon a liquidation event during the contractual life of the Class C Units.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(17) Related-Party Transactions

        The Company leases certain of its treatment centers and other properties from partnerships, which are majority owned by related parties. The leases are classified in the accompanying financial statements as either operating leases or as finance obligations pursuant to ASC 840, Leases. These related- party leases have expiration dates through December 31, 2026, and they provide for annual payments and executory costs, ranging from approximately $58,000 to $1.7 million. The aggregate payments the Company made to the entities owned by these related parties were approximately $15.8 million, $14.5 million, and $10.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

        In October 1999, the Company entered into a sublease arrangement with a partnership, which is owned by a related parties to lease space to the partnership for an MRI center in Mount Kisco, New York. Sublease rentals paid by the partnership to the landlord were approximately $733,000, $673,000, and $761,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company provides billing and collection services to an MRI entity, which is owned by a related party. In addition, the Company charges the MRI entity for certain allocated cost of certain staff that perform services on behalf of the MRI entity. The fees received by the Company for the billing and collection services and for reimbursement of certain allocated costs were approximately $0, $0, and $2,000, for the years ended December 31, 2011, 2010 and 2009, respectively. No balance was due from the MRI entity at December 31, 2011 and 2010.

        The Company is a participating provider in an oncology network, which is partially owned by a related party. The Company provides oncology services to members of the network. Annual payments received by the Company for the services were $884,000, $867,000, and $813,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company has a wholly owned subsidiary construction company that provides remodeling and real property improvements at certain of its facilities. In addition, the construction company is frequently engaged to build and construct facilities for lease that are owned by related parties. Payments received by the Company for building and construction fees were approximately $1.4 million, $0.5 million, and $0.5 million, for the years ended December 31, 2011, 2010 and 2009, respectively. Amounts due to the Company for the construction services were approximately $49,000 and $223,000 at December 31, 2011 and 2010, respectively.

        The Company purchases medical malpractice insurance from an insurance company owned by a related party. The period of coverage runs from October to September. The premium payments made by the Company were approximately $5.7 million, $5.4 million, and $6.9 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

        In California, Delaware, Maryland, Massachusetts, Michigan, Nevada, New York, and North Carolina, the Company maintains administrative services agreements with professional corporations owned by related parties, who are licensed to practice medicine in such states. The Company entered into these administrative services agreements in order to comply with the laws of such states, which prohibit the Company from employing physicians. The administrative services agreements generally obligate the Company to provide treatment center facilities, staff, equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting, and assistance in marketing services. Fees paid to the Company by such professional

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(17) Related-Party Transactions (Continued)

corporations under the administrative services agreements were approximately $79.7 million, $83.5 million, and $87.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts have been eliminated in consolidation.

        On February 22, 2008, the Company entered into a management agreement with Vestar Capital Partners V, L.P. (Vestar) relating to certain advisory and consulting services for an annual fee equal to the greater of (i) $850,000 or (ii) an amount equal to 1.0% of the Company's consolidated earnings before interest, taxes, depreciation, and amortization for each fiscal year determined as set forth in the Senior Credit Facility. As part of the management agreement, the Company also paid Vestar a management fee of approximately $10.0 million for services rendered in connection with the consummation of the Merger. This management fee was allocated between goodwill, deferred financing costs, and consulting fees. As part of the management agreement, the Company agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages, and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate upon such time that Vestar and its partners and their respective affiliates hold, directly, or indirectly in the aggregate, less than 20% of the voting power of the outstanding voting stock of the Company. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $1.6 million, $1.3 million, and $1.2 million, respectively, of management fees and expenses under such agreement.

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

        In January 2009, the Company purchased from family members of a related party (i) a 33% interest in MDLLC, a joint venture which has a 57% interest in the underlying operating entities, and manages 26 radiation therapy treatment centers in South America, Central America and the Caribbean and (ii) a 19% interest in a joint venture, which operates a treatment center in Guatemala for approximately $10.4 million, subject to final determination of the purchase price based on a multiple of historical earnings before interest, taxes, and depreciation and amortization. In January 2010, the Company finalized the amount due for its 33% interest in the joint venture and paid an additional $1.9 million. On March 1, 2011, the Company purchased the remaining 67% interest in MDLLC. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A., resulting in an ownership interest of 80%. The Company consummated these acquisitions for a combined purchase price of approximately $82.7 million.

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

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(18) Segment and geographic information

        The Company operates in one line of business, which is operating physician group practices. As of March 1, 2011, due to the acquisition of MDLLC and Clinica de Radioterapia La Asuncion S.A., the Company's operations were restructured into two geographically organized groups: the Domestic U.S. includes eight operating segments and International is an operating segment which are aggregated into one U.S. Domestic and one International reporting segment. Prior period information is not shown as a result of the current year acquisition and since the Company previously had one reporting segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between reporting segments are properly eliminated. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities.

        Financial information by geographic segment is as follows (in thousands):

Year ended December 31, 2011
Total revenues:
U.S Domestic	$584,262
International	60,455

Total	$644,717

Facility gross profit:
U.S. Domestic	$191,211
International	33,660

Total	$224,871

Depreciation and amortization:
U.S. Domestic	$51,507
International	2,577

Total	$54,084

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(18) Segment and geographic information (Continued)

December 31, 2011
Total assets:
U.S. Domestic	$867,448
International	131,144

Total	$998,592

Long-lived assets:
U.S. Domestic	$223,511
International	12,900

Total	$236,411

Capital expenditures:*
U.S. Domestic	$38,897
International	2,416

Total	$41,313

*
includes capital lease obligations related to capital expenditures

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$505,008
International	93,932

Total	$598,940

        Total revenues attributable to the Company's operations in Argentina were $43.5 million for the year ended December 31, 2011.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(18) Segment and geographic information (Continued)

        The reconciliation of the Company's reportable segment profit and loss is as follows (in thousands):

Year ended December 31, 2011
Facility gross profit	$224,871
Less:
General and administrative expenses	81,688
General and administrative salaries	68,523
General and administrative depreciation and amortization	11,702
Provision for doubtful accounts	16,117
Interest expense, net	60,656
Loss on investments	250
Impairment loss	360,639
Gain on fair value adjustment of previously held equity investment	(234)
Foreign currency transaction loss	106
Loss on forward currency derivative contracts	672

Loss before income taxes	$(375,248)

(19) Unaudited Quarterly Financial Information

        The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein.

	2011
(in thousands):	December 31,	September 30,	June 30,	March 31,
Total revenues	$169,658	$156,266	$162,256	$156,537
Net loss	(111,697)	(230,327)	(4,782)	(3,077)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(112,046)	(231,029)	(5,850)	(4,516)

	2010
(in thousands):	December 31,	September 30,	June 30,	March 31,
Total revenues	$137,523	$137,001	$134,906	$134,533
Net loss	(102,292)	(2,416)	(8,083)	(999)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(102,333)	(2,332)	(9,017)	(1,806)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(20) Supplemental Consolidating Financial Information

        Radiation Therapy Services, Inc. (RTS) payment obligations under the senior secured credit facility and senior subordinated notes are guaranteed by Parent and certain domestic subsidiaries of RTS (Subsidiary Guarantors and, collectively with Parent, the "Guarantors"). The consolidated joint ventures and professional corporations of the Company are non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Parent, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Parent and RTS and subsidiary guarantors using the equity method of accounting.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2011
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$184	$39	$733	$9,221	$—	$10,177
Accounts receivable, net	—	—	44,135	42,959	—	87,094
Intercompany receivables	6,335	—	91,477	—	(97,812)	—
Prepaid expenses	—	52	4,968	711	—	5,731
Inventories	—	—	4,140	168	—	4,308
Deferred income taxes	(35)	(1,924)	4,925	3	—	2,969
Other	4	814	4,397	810	—	6,025

Total current assets	6,488	(1,019)	154,775	53,872	(97,812)	116,304
Equity investments in joint ventures	149,377	778,355	123,310	42	(1,050,392)	692
Property and equipment, net	—	—	201,806	34,605	—	236,411
Real estate subject to finance obligation	—	—	13,719	—	—	13,719
Goodwill	—	82,491	384,001	90,055	—	556,547
Intangible assets, net	—	3,710	15,936	22,747	—	42,393
Other assets	—	17,248	7,089	8,189	—	32,526
Intercompany note receivable	—	—	—	—	—	—

Total assets	$155,865	$880,785	$900,636	$209,510	$(1,148,204)	$998,592

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$609	$21,838	$5,301	$—	$27,748
Intercompany payables	—	84,272	—	13,473	(97,745)	—
Accrued expenses	—	7,802	28,337	6,457	—	42,596
Income taxes payable	(126)	1,553	2,329	1,554	—	5,310
Current portion of long-term debt	—	—	9,923	4,022	—	13,945
Current portion of finance obligation	—	—	161	—	—	161
Other current liabilities	—	—	3,886	2,729	—	6,615

Total current liabilities	(126)	94,236	66,474	33,536	(97,745)	96,375
Long-term debt, less current portion	—	648,415	13,757	2,916	—	665,088
Finance obligation, less current portion	—	—	14,105	—	—	14,105
Other long-term liabilities	—	708	15,460	6,491	—	22,659
Deferred income taxes	(3,882)	(11,951)	21,553	4,623	—	10,343
Intercompany note payable	—	—	—	—	—	—

Total liabilities	(4,008)	731,408	131,349	47,566	(97,745)	808,570
Noncontrolling interests—redeemable	—	—	—	—	12,728	12,728
Total Radiation Therapy Services Holdings, Inc. shareholder's equity	159,873	149,377	769,287	161,944	(1,080,608)	159,873
Noncontrolling interests—nonredeemable	—	—	—	—	17,421	17,421

Total equity	159,873	149,377	769,287	161,944	(1,063,187)	177,294

Total liabilities and equity	$155,865	$880,785	$900,636	$209,510	$(1,148,204)	$998,592

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2011
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$435,258	$203,432	$—	$638,690
Other revenue	—	1	6,574	488	—	7,063
(Loss) income from equity investment	(363,552)	(342,738)	2,633	(6)	702,627	(1,036)
Intercompany revenue	—	742	80,897	2	(81,641)	—

Total revenues	(363,552)	(341,995)	525,362	203,916	620,986	644,717
Expenses:
Salaries and benefits	1,461	—	263,483	61,838	—	326,782
Medical supplies	—	—	46,590	5,248	—	51,838
Facility rent expenses	—	—	28,902	4,473	—	33,375
Other operating expenses	—	—	23,768	10,224	—	33,992
General and administrative expenses	6	1,929	68,500	11,253	—	81,688
Depreciation and amortization	—	928	46,764	6,392	—	54,084
Provision for doubtful accounts	—	—	11,276	4,841	—	16,117
Interest expense, net	(6)	58,433	2,482	(253)	—	60,656
Impairment loss	—	—	359,857	782	—	360,639
Loss (gain) on investments	—	—	251	(1)	—	250
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Foreign currency transaction loss	—	—	—	106	—	106
Loss on forward currency derivative contracts	—	672	—	—	—	672
Intercompany expenses	—	—	2	81,639	(81,641)	—

Total expenses	1,461	61,962	851,641	186,542	(81,641)	1,019,965

(Loss) income before income taxes	(365,013)	(403,957)	(326,279)	17,374	702,627	(375,248)
Income tax expense	(9,735)	(37,977)	16,547	5,800	—	(25,365)

Net (loss) income	(355,278)	(365,980)	(342,826)	11,574	702,627	(349,883)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(3,558)	(3,558)

Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(355,278)	(365,980)	(342,826)	11,574	699,069	(353,441)
Unrealized comprehensive income (loss):	—	2,428	—	(4,909)	—	(2,481)

Comprehensive (loss) income	(355,278)	(363,552)	(342,826)	6,665	702,627	(352,364)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable:	—	—	—	—	(2,914)	(2,914)

Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(355,278)	$(363,552)	$(342,826)	$6,665	$699,713	$(355,278)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(355,278)	$(365,980)	$(342,826)	$11,574	$702,627	$(349,883)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	40,822	5,150	—	45,972
Amortization	—	928	5,942	1,242	—	8,112
Deferred rent expense	—	—	1,069	202	—	1,271
Deferred income taxes	(2,141)	(38,285)	11,220	403	425	(28,378)
Stock-based compensation	1,461	—	—	—	—	1,461
Provision for doubtful accounts	—	—	11,276	4,841	—	16,117
Loss on the sale of property and equipment	—	—	235	—	—	235
Termination of a derivative interest rate swap agreement	—	(1,880)	—	—	—	(1,880)
Impairment loss	—	—	359,857	782	—	360,639
Loss on investments	—	—	251	(1)	—	250
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Loss on foreign currency transactions	—	—	—	98	—	98
Loss on forward currency derivative contracts	—	672	—	—	—	672
Amortization of debt discount	—	847	—	—	—	847
Amortization of loan costs	—	4,524	—	—	—	4,524
Equity interest in net loss (earnings) of joint ventures	363,552	342,738	(2,633)	6	(702,627)	1,036
Distribution received from unconsolidated joint ventures	—	—	52	—	—	52
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(11,807)	(8,973)	—	(20,780)
Income taxes payable	(568)	5,533	(7,076)	(1,684)	(598)	(4,393)
Inventories and other current assets	—	—	(1,552)	(100)	—	(1,622)
Prepaid expenses	—	(7)	2,536	310	—	2,839
Intercompany payable / receivable	(7,177)	61,149	(56,738)	2,593	173	—
Accounts payable	—	(15)	4,338	(1,515)	—	2,808
Accrued expenses	—	1,424	2,432	1,145	—	5,001

Net cash (used in) provided by operating activities	(151)	11,648	17,194	16,073	—	44,764
Cash flows from investing activities
Purchases of property and equipment	—	—	(30,733)	(5,879)	—	(36,612)
Acquisition of medical practices	—	—	(63,843)	3,957	—	(59,886)
Proceeds from the sale of property and equipment	—	—	6	—	—	6
Repayments from (loans to) employees	—	—	346	(8)	—	338
Intercompany notes to / from affiliates	—	—	—	—	—	—
Contribution of capital to joint venture entities	—	(57,647)	(299)	—	57,147	(799)
Distributions received from joint venture entities	—	1,379	6,442	—	(7,240)	581
Proceeds from sale of equity interest in a joint venture	—	—	4,432	—	(4,120)	312
Proceeds from sale of investments	—	—	1,035	—	—	1,035
Purchase of investments	—	—	—	(79)	—	(79)
Payment of foreign currency derivative contracts	—	(1,486)	—	—	—	(1,486)
Change in other assets and other liabilities	3	(1)	(233)	39	—	(192)

Net cash provided by (used in) investing activities	3	(57,755)	(82,847)	(1,970)	45,787	(96,782)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011 (Continued)
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from financing activities
Proceeds from issuance of debt	—	97,375	11,408	2,422	—	111,205
Principal repayments of debt	—	(46,500)	(10,711)	(566)	—	(57,777)
Repayments of finance obligation	—	—	(95)	—	—	(95)
Proceeds from equity contribution	3	—	57,147	—	(57,147)	3
Payments of notes receivable from shareholder	50	—	—	—	—	50
Proceeds from issuance of noncontrolling interest	—	—	—	—	4,120	4,120
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(4,428)	(4,428)
Consolidation of noncontrolling interest	—	—	—	(33)	—	(33)
Payments of loan costs	—	(4,809)	—	—	—	(4,809)
Cash distributions to shareholders	—	—	—	(11,668)	11,668	—

Net cash provided by (used in) financing activities	53	46,066	57,749	(9,845)	(45,787)	48,236

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(18)	—	(18)
Net (decrease) increase in cash and cash equivalents	(95)	(41)	(7,904)	4,240	—	(3,800)
Cash and cash equivalents, beginning of period	279	80	8,637	4,981	—	13,977

Cash and cash equivalents, end of period	$184	$39	$733	$9,221	$—	$10,177

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2010
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$279	$80	$8,637	$4,981	$—	$13,977
Accounts receivable, net	—	—	43,901	19,670	—	63,571
Intercompany receivables	—	—	71,519	—	(71,519)	—
Income taxes receivable	—	—	—	—	—	—
Prepaid expenses	—	45	6,549	375	—	6,969
Inventories	—	—	2,579	68	—	2,647
Deferred income taxes	(517)	1,553	1,240	—	—	2,276
Other	7	—	1,507	799	—	2,313

Total current assets	(231)	1,678	135,932	25,893	(71,519)	91,753
Equity investments in joint ventures	496,340	1,028,910	44,011	—	(1,549,125)	20,136
Property and equipment, net	—	—	207,250	22,415	—	229,665
Real estate subject to finance obligation	—	—	8,100	—	—	8,100
Goodwill	—	114,064	644,699	12,135	—	770,898
Intangible assets, net	—	12,978	71,783	475	—	85,236
Other assets	—	16,963	4,420	9,159	—	30,542
Intercompany note receivable	—	—	—	—	—	—

Total assets	$496,109	$1,174,593	$1,116,195	$70,077	$(1,620,644)	$1,236,330

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$624	$17,880	$3,384	$—	$21,888
Intercompany payables	841	59,758	—	11,037	(71,636)	—
Accrued expenses	—	6,378	26,260	3,127	—	35,765
Income taxes payable	442	(3,980)	9,405	(471)	598	5,994
Current portion of long-term debt	—	—	8,780	—	—	8,780
Current portion of finance obligation	—	—	53	—	—	53
Other current liabilities	—	—	197	—	—	197

Total current liabilities	1,283	62,780	62,575	17,077	(71,038)	72,677
Long-term debt, less current portion	—	580,645	9,406	—	—	590,051
Finance obligation, less current portion	—	—	8,515	—	—	8,515
Other long-term liabilities	—	4,966	10,002	1,013	—	15,981
Deferred income taxes	(2,223)	29,862	6,648	(335)	(425)	33,527
Intercompany note payable	—	—	—	—	—	—

Total liabilities	(940)	678,253	97,146	17,755	(71,463)	720,751
Noncontrolling interests—redeemable	—	—	—	—	7,371	7,371
Total Radiation Therapy Services Holdings, Inc. shareholder's equity	497,049	496,340	1,019,049	52,322	(1,567,711)	497,049
Noncontrolling interests—nonredeemable	—	—	—	—	11,159	11,159

Total equity	497,049	496,340	1,019,049	52,322	(1,556,552)	508,208

Total liabilities and equity	$496,109	$1,174,593	$1,116,195	$70,077	$(1,620,644)	$1,236,330

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2010
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$391,643	$144,270	$—	$535,913
Other revenue	—	—	6,377	672	—	7,049
(Loss) income from equity investment	(113,441)	(48,528)	4,354	—	158,616	1,001
Intercompany revenue	—	569	81,966	—	(82,535)	—

Total revenues	(113,441)	(47,959)	484,340	144,942	76,081	543,963
Expenses:
Salaries and benefits	1,030	—	244,692	36,580	—	282,302
Medical supplies	—	—	40,779	2,248	—	43,027
Facility rent expenses	—	—	25,166	2,719	—	27,885
Other operating expenses	—	—	23,965	3,138	—	27,103
General and administrative expenses	2	2,669	59,567	3,560	—	65,798
Depreciation and amortization	—	—	42,864	3,482	—	46,346
Provision for doubtful accounts	—	—	3,566	5,265	—	8,831
Interest expense, net	(9)	54,934	4,011	(431)	—	58,505
Loss on sale of assets of a radiation treatment center	—	—	1,903	—	—	1,903
Early extinguishment of debt	—	10,947	—	—	—	10,947
Impairment Loss	—	—	97,916	—	—	97,916
Intercompany expenses	—	—	—	82,703	(82,703)	—

Total expenses	1,023	68,550	544,429	139,264	(82,703)	670,563

(Loss) income before income taxes	(114,464)	(116,509)	(60,089)	5,678	158,784	(126,600)
Income tax (benefit) expense	(454)	(1,389)	(11,142)	6	169	(12,810)

Net (loss) income	(114,010)	(115,120)	(48,947)	5,672	158,615	(113,790)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,698)	(1,698)

Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(114,010)	(115,120)	(48,947)	5,672	156,917	(115,488)
Unrealized comprehensive income (loss):	—	1,679	(201)	—	—	1,478

Comprehensive (loss) income	(114,010)	(113,441)	(49,148)	5,672	158,615	(112,312)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(1,698)	(1,698)

Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(114,010)	$(113,441)	$(49,148)	$5,672	$156,917	$(114,010)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS
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

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2009
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$369,728	$147,918	$—	$517,646
Other revenue	—	—	4,755	1,203	—	5,958
(Loss) income from equity investment	(6,795)	52,672	4,614	—	(49,611)	880
Intercompany revenue	—	845	86,862	—	(87,707)	—

Total revenues	(6,795)	53,517	465,959	149,121	(137,318)	524,484
Expenses:
Salaries and benefits	962	—	219,734	38,836	—	259,532
Medical supplies	—	—	43,913	1,448	—	45,361
Facility rent expenses	—	—	19,964	2,142	—	22,106
Other operating expenses	—	—	21,268	3,130	—	24,398
General and administrative expenses	2	739	50,653	3,143	—	54,537
Depreciation and amortization	—	—	43,605	2,811	—	46,416
Provision for doubtful accounts	—	—	8,526	4,345	—	12,871
Interest expense, net	(10)	53,831	9,031	(350)	—	62,502
Impairment loss	—	—	3,470	4	—	3,474
Intercompany expenses	—	—	—	87,707	(87,707)	—

Total expenses	954	54,570	420,164	143,216	(87,707)	531,197

(Loss) income before income taxes	(7,749)	(1,053)	45,795	5,905	(49,611)	(6,713)
Income tax (expense) benefit	—	7,680	(6,460)	(218)	—	1,002

Net (loss) income	(7,749)	(8,733)	52,255	6,123	(49,611)	(7,715)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,835)	(1,835)

Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(7,749)	(8,733)	52,255	6,123	(51,446)	(9,550)
Unrealized comprehensive income (loss):	—	1,938	(137)	—	—	1,801

Comprehensive (loss) income	(7,749)	(6,795)	52,118	6,123	(49,611)	(5,914)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(1,835)	(1,835)

Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(7,749)	$(6,795)	$52,118	$6,123	$(51,446)	$(7,749)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 and 2009

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Medical Developers, LLC

        We have audited the combined special-purpose balance sheet of Vidt Centro Médico S.A., Ceditrin—Centro de Diagnóstico y Tratamiento S.A., CITO Centro de Interconsulta y Tratamiento Oncológico S.A., Instituto Médico Dean Funes S.A., Centro de Oncología y Radioterapia de Mar del Plata S.A., Centro de Radioterapia Siglo XXI S.A., Centro de Radiaciones de la Costa S.A., Instituto Privado de Radioterapia Cuyo S.A., Centro de Radioterapia San Juan S.A., Instituto de Radiaciones Salta S.A., Centro Médico de Radioterapia Irazú S.A., Clínica de Radioterapia de Occidente S.A. de C.V., Centro de Radioterapia y Oncología Integral S.A., Centro de Radioterapia del Cibao S.A., Servicios y Soluciones Médicas S.A., Clínica de Radioterapia La Asunción S.A., Centro de Radioterapia Los Mangales S.A., Terapia Radiante S.A., Centro Oncológico de las Sierras S.A., Emprendimientos Médicos y Tecnológicos S.A., Centro de Diagnóstico y Tratamiento S.A. and EMTRO S.A., altogether entities under common control of Medical Developers, LLC (the "Company") and referred to as the "Operating Entities", as of December 31, 2011, and the related combined special-purpose statements of comprehensive income, changes in equity, and cash flows for the ten-month period from March 1, through December 31, 2011. These combined special-purpose financial statements, none of which are included herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined special-purpose financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined special-purpose financial statements are free of material misstatements. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined special-purpose financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined special-purpose financial statements presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, such combined special-purpose financial statements present fairly, in all material respects, the financial position of the Operating Entities at December 31, 2011, and the combined results of their operations and their cash flows for the ten-month period from March 1, through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Buenos Aires City, Argentina
Deloitte & Co. S.R.L.
March 22, 2012

/s/ DANIEL VARDE Daniel Varde (Partner)

Deloitte refers to one or more of Deloitte Touche Tohmatsu Limited, a UK private company limited by guarantee, and its network of member firms, each of which is a legally separate and independent entity. Please see www.deloitte.com/about for a detailed description of the legal structure of Deloitte Touche Tohmatsu Limited and its member firms.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2012.

RADIATION THERAPY SERVICES HOLDINGS, INC. (Registrants)
By:	/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D. Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ JAMES L. ELROD, JR. James L. Elrod, Jr.	President and Director	March 22, 2012
/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2012
/s/ BRYAN J. CAREY Bryan J. Carey	Chief Financial Officer (Principal Financial Officer)	March 22, 2012
/s/ JOSEPH BISCARDI Joseph Biscardi	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2012
/s/ ANIL SHRIVASTAVA Anil Shrivastava	Director	March 22, 2012
/s/ ERIN L. RUSSELL Erin L. Russell	Vice President and Director	March 22, 2012
/s/ JAMES H. RUBENSTEIN, M.D. James H. Rubenstein, M.D.	Director	March 22, 2012
/s/ HOWARD M. SHERIDAN, M.D. Howard M. Sheridan, M.D.	Director	March 22, 2012

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering the registrant's last fiscal year and no proxy material have been sent to security holders with respect to any annual or other meeting of security holders.

EXHIBIT INDEX

Exhibit Number	Description
1.1	Purchase Agreement, dated as of March 1, 2011, among Radiation Therapy Services, Inc., the guarantors named therein and the several purchasers named in Schedule I thereto, incorporated herein by reference to Exhibit 1.1 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.

2.1	Membership Interest Purchase Agreement, dated January 1, 2009, among Radiation Therapy Services International, Inc., Medical Developers, LLC, Lisdey, S.A., Alejandro Dosoretz and Bernardo Dosoretz, for the purchase of membership interests in Medical Developers, LLC, incorporated herein by reference to Exhibit 2.1 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.*

2.2	Stock Purchase Agreement, dated as of April 1, 2010, by and among 21st Century Oncology of South Carolina, LLC, R. Steven Bass, M.D., Paul Goetowski, M.D. and Todd Williams, M.D. concerning the purchase of all of the outstanding capital stock of Carolina Regional Cancer Center, P.A., incorporated herein by reference to Exhibit 2.2 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

3.1	Amended and Restated Articles of Incorporation of Radiation Therapy Services, Inc. (as successor to RTS MergerCo, Inc.), incorporated herein by reference to Exhibit 3.1 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

3.2	Bylaws of Radiation Therapy Services, Inc. (as successor to RTS MergerCo, Inc.), incorporated herein by reference to Exhibit 3.2 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

3.3	Certificate of Incorporation of Radiation Therapy Services Holdings, Inc., incorporated herein by reference to Exhibit 3.3 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

3.4	Certificate of Amendment of the Certificate of Incorporation of Radiation Therapy Services Holdings, Inc., incorporated herein by reference to Exhibit 3.4 to Radiation Therapy Services Holdings, Inc.'s Annual Report on Form 10-K, filed on March 11, 2011.

3.5	Bylaws of Radiation Therapy Services Holdings, Inc., incorporated herein by reference to Exhibit 3.4 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

4.1	Registration Rights Agreement, dated April 20, 2010, by and among Radiation Therapy Services, Inc., the guarantors named therein as guarantors, Wells Fargo Securities, LLC, Barclays Capital Inc., Banc of America Securities LLC, Daiwa Capital Markets America, Inc. and Fifth Third Securities, Inc., incorporated herein by reference to Exhibit 4.1 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

4.2	Indenture, dated April 20, 2010, by and among Radiation Therapy Services, Inc., each guarantor named therein as guarantors and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.2 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

4.3	First Supplemental Indenture, dated as of June 24, 2010, by and among Phoenix Management Company, LLC, Carolina Regional Cancer Center, LLC, Atlantic Urology Clinics, LLC, Radiation Therapy Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.3 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
4.4	Second Supplemental Indenture, dated as of September 29, 2010, by and Derm-Rad Investment Company, LLC, 21st Century Oncology of Pennsylvania, Inc., Gettysburg Radiation, LLC, Carolina Radiation and Cancer Treatment Center, Inc., 21st Century Oncology of Kentucky, LLC, New England Radiation Therapy Management Services, Inc. and Radiation Therapy School for Radiation Therapy Technology, Inc., Radiation Therapy Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.4 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

4.5	Third Supplemental Indenture, dated as of March 1, 2011, by and among Radiation Therapy Services, Inc. each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.1 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.

4.6	Form of Notes, incorporated herein by reference to Exhibit 4.2 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.

4.7	Fourth Supplemental Indenture, dated as of March 30, 2011, by and among Aurora Technology Development, LLC, Radiation Therapy Services, Inc. each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.7 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on April 1, 2011.

4.8	Fifth Supplemental Indenture, dated as of September 30, 2011 by and among Radiation Therapy Services, Inc., 21st Century Oncology Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.8 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 8, 2011.

4.9	Sixth Supplemental Indenture, dated as of January 25, 2012, by and among Radiation Therapy Services, Inc., Goldsboro Radiation Therapy Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association.

10.1	Credit Agreement, dated February 21, 2008, by and among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.2	Amendment No. 1, dated August 15, 2008, to the Credit Agreement, dated February 21, 2008, by and among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein, incorporated herein by reference to Exhibit 10.2 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010..

Exhibit Number	Description
10.3	Amendment No. 2, dated April 1, 2010, to the Credit Agreement, dated February 21, 2008, by and among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein, incorporated herein by reference to Exhibit 10.3 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.4	Incremental Amendment, dated April 22, 2010, to the Credit Agreement dated February 21, 2008, by and among the Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein and Barclays Bank PLC, as Incremental Revolving Lender, incorporated herein by reference to Exhibit 10.4 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.5	Incremental Amendment, dated April 22, 2010, to the Credit Agreement dated February 21, 2008, by and among the Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein and Bank of America, N.A., as Incremental Revolving Lender, incorporated herein by reference to Exhibit 10.5 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.6	Waiver and Amendment No. 3, dated May 3, 2010, to the Credit Agreement, dated February 21, 2008, by and among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein, incorporated herein by reference to Exhibit 10.6 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.7	Management Agreement, dated February 21, 2008, among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., Radiation Therapy Investments, LLC and Vestar Capital Partners, Inc., incorporated herein by reference to Exhibit 10.7 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.8	Amended and Restated Securityholders Agreement, dated March 25, 2008, by and among Radiation Therapy Investments, LLC and the other Securityholders party thereto, incorporated herein by reference to Exhibit 10.8 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.9	Form of Management Stock Contribution and Unit Subscription Agreement (Preferred Units and Class A Units), incorporated herein by reference to Exhibit 10.9 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.10	Management Stock Contribution and Unit Subscription Agreement (Preferred Units and Class A Units), dated February 21, 2008, by and between Radiation Therapy Investments, LLC and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.10 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

Exhibit Number	Description
10.11	Form of Management Unit Subscription Agreement (Class B Units and Class C Units), incorporated herein by reference to Exhibit 10.11 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.12	Purchase and Sale Agreement, dated September 30, 2008, among Nationwide Health Properties, Inc., 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., Maryland Radiation Therapy Management Services, LLC f/k/a Maryland Radiation Therapy Management Services, Inc., Phoenix Management Company, LLC and American Consolidated Technologies, LLC for certain properties located in Florida, Maryland and Michigan, incorporated herein by reference to Exhibit 10.12 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.13	Master Lease, dated September 30, 2008, among Nationwide Health Properties, Inc., 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., Maryland Radiation Therapy Management Services, LLC f/k/a Maryland Radiation Therapy Management Services, Inc., Phoenix Management Company, LLC and American Consolidated Technologies, LLC for certain facilities located in Florida, Maryland and Michigan, incorporated herein by reference to Exhibit 10.3 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.14	Master Lease, dated March 31, 2010, as amended by that certain First Amendment to Master Lease, dated April 15, 2010, among Theriac Rollup, LLC, and its wholly-owned subsidiaries as Landlord and Arizona Radiation Therapy Management Services, Inc., 21st Century Oncology, LLC, 21st Century Oncology Management Services, Inc., 21st Century Oncology of El Segundo, LLC, 21st Century Oncology of Kentucky, LLC, Nevada Radiation Therapy Management Services, Inc., West Virginia Radiation Therapy Services, Inc., 21st Century Oncology of New Jersey, Inc., Central Massachusetts Comprehensive Cancer Center, LLC, Jacksonville Radiation Therapy Services, Inc., 21st Century Oncology of Jacksonville, Inc., California Radiation Therapy Management Services, Inc. and Palms West Radiation Therapy, LLC, collectively as Tenant for certain facilities located in Arizona, California, Florida, Kentucky, Massachusetts, New Jersey, Nevada and West Virginia, as guaranteed by Radiation Therapy Services, Inc, incorporated herein by reference to Exhibit 10.14 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.15	Lease, dated December 29, 2009, between Theriac Enterprises of Peoria, LLC and Arizona Radiation Therapy Management Services, Inc., for premises in Peoria, Arizona, incorporated herein by reference to Exhibit 10.15 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.16	Lease, dated December 29, 2009, between Theriac Enterprises of Gilbert, LLC and Arizona Radiation Therapy Management Services, Inc., for premises in Gilbert, Arizona, incorporated herein by reference to Exhibit 10.16 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.17	Lease, dated December 29, 2009, between Theriac Enterprises of Rancho Mirage, LLC and California Radiation Therapy Management Services, Inc., for premises in Rancho Mirage, California, incorporated herein by reference to Exhibit 10.17 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.18	Lease, dated December 29, 2009, between Theriac Enterprises of Bradenton, LLC and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Lakewood Ranch, Florida, incorporated herein by reference to Exhibit 10.18 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.19	Lease, dated December 29, 2009, between Theriac Enterprises of Hammonton, LLC and 21st Century Oncology of New Jersey, Inc., for premises in Hammonton, New Jersey, incorporated herein by reference to Exhibit 10.19 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.20	Lease, dated effective December 11, 2008, between Theriac Enterprises of Jacksonville, LLC and 21st Century Oncology of Jacksonville, Inc., for premises in Jacksonville, Florida, incorporated herein by reference to Exhibit 10.20 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.21	Master Lease Agreement, dated December 21, 2010, between Theriac Rollup 2, LLC and West Virginia Radiation Therapy Services, Inc. for premises in Princeton, West Virginia, incorporated herein by reference to Exhibit 10.21 to Radiation Therapy Services Holdings, Inc.'s Form 10-K filed on March 11, 2011.

10.22	Lease Agreement, dated September 16, 2008, as amended by that certain Second Amendment to Lease, effective July 1, 2008, and Third Amendment to Lease, dated December 31, 2009, between Theriac Enterprises of Harrington, LLC and Central Massachusetts Comprehensive Cancer Center, LLC, for premises in Southbridge, Massachusetts, incorporated herein by reference to Exhibit 10.22 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.23	Ground Lease, dated September 15, 2008, between Harrington Memorial Hospital, Inc. and Central Massachusetts Comprehensive Cancer Center, LLC, for premises in Southbridge, Massachusetts, incorporated herein by reference to Exhibit 10.23 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.24	Construction Sublease, dated September 16, 2008, among Harrington Memorial Hospital, Inc., Central Massachusetts Comprehensive Cancer Center, LLC and Theriac Enterprises of Harington, LLC, for premises in Southbridge, Massachusetts, incorporated herein by reference to Exhibit 10.24 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.25	Lease, dated September 16, 2008, between Theriac Enterprises of Harington, LLC and Harrington Memorial Hospital, Inc., for premises in Southbridge, Massachusetts, incorporated herein by reference to Exhibit 10.25 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.26	Blanket Amendment to Leases, dated effective May 5, 2008, amending the: (i) Ground Lease between Harrington Memorial Hospital, Inc. and Central Massachusetts Comprehensive Cancer Center, LLC, (ii) Construction Sublease, among Harrington Memorial Hospital, Inc., Central Massachusetts Comprehensive Cancer Center, LLC and Theriac Enterprises of Harington, LLC, (iii) Lease, between Central Massachusetts Comprehensive Cancer Center, LLC and Theriac Enterprises of Harington, LLC, and (iv) Lease, between Theriac Enterprises of Harington, LLC and Harrington Memorial Hospital, Inc., for premises in Southbridge, Massachusetts, incorporated herein by reference to Exhibit 10.26 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.27	Lease Agreement, dated August 21, 2007, as amended by that certain First Amendment to Lease Agreement, dated December 31, 2009, between Theriac Enterprises of Scottsdale, LLC and Arizona Radiation Therapy Management Services, Inc., for premises in Scottsdale, Arizona, incorporated herein by reference to Exhibit 10.27 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.28	Lease, dated October 4, 1996, as amended by that certain First Amendment to Lease, dated December 31, 2009, between 445 Partners, LLC and North Carolina Radiation Enterprises, LLC, for premises in Asheville, North Carolina, incorporated herein by reference to Exhibit 10.28 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.29	Lease Agreement effective July 1, 1987, between Kyle, Sheridan & Thorn Associates and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., as successor in interest to Katin, Dosoretz Radiation Therapy Associates, P.A., for premises in Ft. Myers, Florida, incorporated herein by reference to Exhibit 10.29 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.30	Lease, dated December 3, 1999, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Henderson Radiation Associates and Nevada Radiation Therapy Management Services, Inc., for premises in Henderson, Nevada, incorporated herein by reference to Exhibit 10.30 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.31	Lease, dated August 1, 2007, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Nevada Radiation Enterprises, LLC and Nevada Radiation Therapy Management Services, Inc., for premises in Las Vegas, Nevada, incorporated herein by reference to Exhibit 10.31 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.32	Lease, dated December 31, 1999, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Tamarac Radiation Associates and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Tamarac, Florida, incorporated herein by reference to Exhibit 10.32 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.33	Lease, dated January 1, 2001, as amended by that certain First Amendment to Lease, dated December 3, 2009, between Bonita Radiation Associates and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Bonita Springs, Florida, incorporated herein by reference to Exhibit 10.33 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.34	Lease Agreement, dated May 21, 2001, between Fort Walton Radiation Associates, LLP and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Fort Walton Beach, Florida, incorporated herein by reference to Exhibit 10.34 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.35	Lease Agreement, dated January 18, 2005, as amended by that certain First Amendment to Lease Agreement, dated December 31, 2009, between Fort Walton Beach Radiation Enterprises, LLC and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Fort Walton Beach, Florida, incorporated herein by reference to Exhibit 10.35 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.36	Lease Agreement, dated November 17, 2000, as amended by that certain First Amendment to Lease, dated December 31, 2009, between West Palm Radiation Associates, LLC and Palms West Radiation Associates, LLC, for premises in Palm Beach County, Florida, incorporated herein by reference to Exhibit 10.36 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.37	Lease, dated May 1, 2002, between Bradenton Radiation Associates and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., as amended by that certain First Amendment to Lease, dated December 31, 2009, for premises in Bradenton, Florida, incorporated herein by reference to Exhibit 10.37 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.38	Lease Agreement, dated October 1, 2002, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Plantation Radiation Associates, for premises in Plantation, Florida, incorporated herein by reference to Exhibit 10.38 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.39	Lease Agreement, dated January 21, 2003, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Yonkers Radiation Enterprises, LLC and New York Radiation Therapy Management Services, Incorporated, for premises in Yonkers, New York, incorporated herein by reference to Exhibit 10.39 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.40	Lease, dated February 1, 2003, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Lehigh Radiation Associates and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Lehigh Acres, Florida, incorporated herein by reference to Exhibit 10.40 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.41	Lease, dated November 19, 2003, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Destin Radiation Enterprises, LLC and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Santa Rosa Beach, Florida, incorporated herein by reference to Exhibit 10.41 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.42	Sublease agreement dated October 21, 1999 between Radiation Therapy Services, Inc. and Westchester MRI Specialists, P.C, incorporated herein by reference to Exhibit 10.42 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.43	Lease, dated June 1, 2005, as amended by that certain First Amendment to Lease Agreement, dated December 31, 2009, between Arizona Radiation Enterprises, LLC and Arizona Radiation Therapy Management Services, Inc., for premises in Scottsdale, Arizona, incorporated herein by reference to Exhibit 10.43 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.44	Lease, dated January 30, 2003, effective February 20, 2004, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Crestview Radiation Enterprises, LLC and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Crestview, Florida, incorporated herein by reference to Exhibit 10.44 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.45	Lease, dated October 2005, as amended by that certain First Amendment to Lease Agreement, dated December 31, 2009, between Palm Springs Radiation Enterprises, LLC and California Radiation Therapy Management Services, Inc., for premises in Palm Desert, California, incorporated herein by reference to Exhibit 10.45 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.46	Lease Agreement, dated February 7, 2007, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Theriac Enterprises of Littlestown, LLC and 21st Century Oncology of Pennsylvania, Inc., for premises in Littlestown, Pennsylvania, incorporated herein by reference to Exhibit 10.46 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.47	Lease Agreement, dated March 12, 2007, as amended by that certain First Amendment to Lease Agreement, dated December 31, 2009, between Theriac Enterprises of Casa Grande, LLC and Arizona Radiation Therapy Management Services, Inc., for premises in Casa Grande, Arizona, incorporated herein by reference to Exhibit 10.47 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.48	Lease Agreement, dated August 17, 2007, as amended by that certain First Amendment to Lease, dated December 31, 2009, between Marco Island Radiation Enterprises, LLC and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., for premises in Naples, Florida, incorporated herein by reference to Exhibit 10.48 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.49	Administrative Services Agreement, dated January 1, 1997, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between New York Radiation Therapy Management Services, Incorporated and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Addendum to Administrative Services Agreement, dated January 1, 2011, between New York Radiation Therapy Management Services, LLC f/k/a New York Radiation Therapy Management Services, Inc. and Yonkers Radiation Medical Practice, P.A.,(incorporated herein by reference to Exhibit 10.49 to Radiation Therapy Services, Inc.'s Form 10-K filed on March 11, 2011) and Addendum to Administrative Services Agreement, dated January 1, 2012, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A.,.

10.50	Administrative Services Agreement, dated January 1, 2002, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2002, Addendum to Administrative Services Agreement, dated January 1, 2004, Addendum to Administrative Services Agreement, dated January 1, 2005, Addendum to Administrative Services Agreement, dated January 1, 2006, Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between North Carolina Radiation Therapy Management Services, LLC f/k/a North Carolina Radiation Therapy Management Services, Inc. and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Addendum to Administrative Services Agreement, dated January 1, 2011, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A., (incorporated herein by reference to Exhibit 10.50 to Radiation Therapy Services, Inc.'s Form 10-K filed on March 11, 2011) and Addendum to Administrative Services Agreement, dated January 1, 2012, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A.,.

Exhibit Number	Description
10.51	Administrative Services Agreement, dated January 9, 1998, as amended by that certain Amendment to Administrative Services Agreement, dated January 1, 1999, Amendment to Administrative Services Agreement, dated January 1, 1999, Amendment to Administrative Services Agreement, January 1, 2001, Amendment to Administrative Services Agreement, January 1, 2002, Amendment to Administrative Services Agreement, January 1, 2003, Amendment to Administrative Services Agreement, January 1, 2004, Amendment to Administrative Services Agreement, January 1, 2005, Amendment to Administrative Services Agreement, January 1, 2006, and Amendment to Administrative Services Agreement, August 1, 2006, between Nevada Radiation Therapy Management Services, Incorporated and Michael J. Katin, M.D., Prof. Corp., incorporated herein by reference to Exhibit 10.51 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.52	Administrative Services Agreement, dated October 31, 1998, as amended by that certain Amendment to Administrative Services Agreement effective April 1, 2005, Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between Maryland Radiation Therapy Management Services LLC f/k/a Maryland Radiation Therapy Management Services, Inc. and Katin Radiation Therapy, P.A. (incorporated herein by reference to Exhibit 10.52 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Addendum to Administrative Services Agreement, dated January 1, 2011, between Maryland Radiation Therapy Management Services, LLC and Katin Radiation Therapy, P.A., incorporated herein by reference to Exhibit 10.52 to Radiation Therapy Services, Inc.'s Form 10-K filed on March 11, 2011).

10.53	Professional Services Agreement, dated January 1, 2005, between Berlin Radiation Therapy Treatment Center, LLC and Katin Radiation Therapy, P.A., incorporated herein by reference to Exhibit 10.53 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.54	Independent Contractor Agreement, dated October 18, 2005, between Katin Radiation Therapy, P.A. and Ambergris, LLC, incorporated herein by reference to Exhibit 10.54 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.55	Administrative Services Agreement, dated August 1, 2003, as amended by that certain Amendment to Administrative Services Agreement, dated January 1, 2005, between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation, incorporated herein by reference to Exhibit 10.55 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.56	Management Services Agreement, dated May 1, 2006, between 21st Century Oncology of California, a Medical Corporation and California Radiation Therapy Management Services, Inc., as successor by assignment pursuant to that certain Assignment and Assumption Agreement, dated May 1, 2006, between California Radiation Therapy Management Services, Inc. and LHA, Inc., as amended by that certain Addendum to Management Services Agreement, dated August 1, 2006, Second Amendment to Management Services Agreement, dated November 1, 2006, and Third Addendum to Management Services Agreement, dated August 1, 2007, for premises in Palm Desert, Santa Monica and Beverly Hills, California, incorporated herein by reference to Exhibit 10.56 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.57	Facilities and Management Services Agreement, dated October 13, 2008, among 21st Century Oncology—CHW, LLC, 21st Century Oncology of California, A Medical Corporation and Redding Radiation Oncologists, P.C., incorporated herein by reference to Exhibit 10.57 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.58	Five Party Agreement, dated May 5, 2009, among Central Massachusetts Comprehensive Cancer Center, LLC, Harrington Memorial Hospital, Inc., Theriac Enterprises of Harrington, LLC, Bank of America, N.A., and Alliance Oncology, LLC, incorporated herein by reference to Exhibit 10.58 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.59	Management Services Agreement, dated June 1, 2005, as amended by that certain Addendum, dated January 1, 2006, between New England Radiation Therapy Management Services, Inc. and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.59 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.60	Professional Services Agreement, dated January 1, 2009, between Radiosurgery Center of Rhode Island, LLC and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.60 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.61	Radiation Therapy Services Agreement, dated as of January 1, 2010, between South County Radiation Therapy, LLC and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.61 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.62	Radiation Therapy Services Agreement, dated as of January 1, 2010 between Southern New England Regional Cancer Center, LLC and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.62 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.63	Transition Agreement and Stock Pledge, dated 2008, among 21st Century Oncology—CHW, LLC, Redding Radiation Oncologists, P.C. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.63 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.64	Transition Agreement and Stock Pledge, dated August 2007, among American Consolidated Technologies, LLC, RADS, PC Oncology Professionals and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.64 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.65	Transition Agreement and Stock Pledge, dated August 2007, among Phoenix Management Company, LLC, American Oncologic Associates of Michigan, P.C. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.63 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.66	Transition Agreement and Stock Pledge, dated August 2007, among Phoenix Management Company, LLC, X-Ray Treatment Center, P.C. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.66 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.67	Transition Agreement and Stock Pledge, dated June 1, 2005, among New England Radiation Therapy Management Services, Inc., Massachusetts Oncology Services, P.C., Daniel E. Dosoretz, M.D. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.67 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.68	Transition Agreement and Stock Pledge, dated September 3, 2003, among California Radiation Therapy Management Services, Inc., 21st Century Oncology of California, A Medical Corporation and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.68 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.69	Transition Agreement and Stock Pledge, dated August 1, 2002, among North Carolina Radiation Therapy Management Services, LLC f/k/a North Carolina Radiation Therapy Management Services, Inc., Radiation Therapy Associates of Western North Carolina, P.A. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.69 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.70	Healthcare Professional Liability Claims Made and Healthcare General Liability Occurrence Insurance Policy, for the policy period from October 14, 2009 to October 14, 2010, issued by Batan Insurance Company SPC, LTD to Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.70 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.71	Excess Physician Professional Liability Insurance Policy, for the policy period from October 14, 2009 to October 14, 2010, issued by Batan Insurance Company SPC, LTD on behalf of RTSI Segregated Portfolio to Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.71 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.72	Excess Professional Physician and General Liability Insurance Policy, Claims Made and Reported Coverage, for the policy period from October 14, 2009 to October 14, 2010, issued by Batan Insurance Company SPC, LTD on behalf of RTSI Segregated Portfolio to Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.72 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.73	Physician Professional Liability Insurance Policy, the policy period from October 14, 2009 to October 14, 2010, issued by National Medical Professional Risk Retention Group, Inc. to Radiation Therapy Services, Inc./21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 10.73 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.74	Executive Employment Agreement, dated effective as of February 21, 2008, between Radiation Therapy Services, Inc. and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.74 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

10.75	Physician Employment Agreement, dated February 21, 2008, between Daniel E. Dosoretz, M.D. and 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 10.75 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

10.76	Executive Employment Agreement, dated effective as of February 8, 2010, between Radiation Therapy Services, Inc. and Kerrin E. Gillespie, incorporated herein by reference to Exhibit 10.76 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

Exhibit Number	Description
10.77	Executive Employment Agreement, dated effective as of February 21, 2008, between Radiation Therapy Services, Inc. and James H. Rubenstein, M.D., incorporated herein by reference to Exhibit 10.77 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

10.78	Executive Employment Agreement, dated effective as of February 21, 2008, as amended by that certain Amendment to Executive Employment Agreement, dated December 15, 2008 (incorporated herein by reference to Exhibit 10.78 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010) and Second Amendment to Executive Employment Agreement, dated February 2, 2011, between Radiation Therapy Services, Inc. and Norton Travis, incorporated herein by reference to Exhibit 10.78 to Radiation Therapy Services, Inc.'s Form 10-K filed on March 11, 2011.+

10.79	Executive Employment Agreement, dated effective as of February 21, 2008, between Radiation Therapy Services, Inc. and Howard Sheridan, incorporated herein by reference to Exhibit 10.79 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

10.80	Physician Employment Agreement, dated effective as of July 1, 2003, as amended by that certain Amendment to Physician Employment Agreement, dated January 1, 2006, Second Amendment to Physician Employment Agreement, dated October 1, 2006, and Third Amendment to Physician Employment Agreement, dated January 1, 2007, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Constantine A. Mantz, M.D., incorporated herein by reference to Exhibit 10.80 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

10.81	Physician Employment Agreement, dated effective as of January 1, 2002, as amended by that certain First Amendment to Physician Employment Agreement, dated effective as of July 1, 2002, Second Amendment to Physician Employment Agreement, dated effective as of March 24, 2007, and Third Amendment to Physician Employment Agreement, dated effective as of November 11, 2009, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Eduardo Fernandez, M.D., incorporated herein by reference to Exhibit 10.81 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

10.82	Physician Employment Agreement, dated February 21, 2008, as amended by that certain Amendment to Physician Employment Agreement, dated February 1, 2010, between James H. Rubenstein, M.D. and 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 10.82 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

10.83	Physician Sharing Agreement, dated effective as of August 1, 2003, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Radiation Therapy Associates of Western North Carolina, P.A., incorporated herein by reference to Exhibit 10.83 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.84	Personal and Services Agreement, dated effective as of December 1, 2004, between Imaging Initiatives, Inc and 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 10.84 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.85	Business Operations and Support Agreement, dated July 20, 1999, as amended by that certain Amendment to Business Operations and Support Agreement, dated November 15, 2006, by and between Phoenix Management Company, LLC and X-Ray Treatment Center, P.C., incorporated herein by reference to Exhibit 10.85 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.86	Business Operations and Support Agreement, dated August 19, 2000, as amended by that certain Amendment to Business Operations and Support Agreement, dated November 15, 2006, by and between American Consolidated Technologies, LLC and RADS, P.C. Oncology Professionals, incorporated herein by reference to Exhibit 10.86 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.87	Business Operations and Support Agreement, dated August 19, 2000, as amended by that certain Amendment to Business Operations and Support Agreement, dated November 15, 2006, by and between Phoenix Management Company, LLC, as successor by merger of Pontiac Investment Associates, a Michigan Partnership and American Oncologic Associates of Michigan, P.C., incorporated herein by reference to Exhibit 10.87 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.88	Physician Sharing Agreement, dated as of October 1, 2006, between Katin Radiation Therapy, P.A. and 21st Century Oncology of Harford County, Maryland, LLC, incorporated herein by reference to Exhibit 10.88 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.89	Radiation Therapy Services Agreement, dated effective as of February 1, 2007, between Roger Williams Radiation Therapy, LLC and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.89 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.90	Second Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, dated March 25, 2008, incorporated herein by reference to Exhibit 10.90 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.91	Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), incorporated herein by reference to Exhibit 10.91 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.92	Supplement No. 1, dated as of June 6, 2008, between Jacksonville Radiation Therapy Services, Inc. and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.92 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.93	Supplement No. 2, dated as of April 22, 2010, between Phoenix Management Company, LLC and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.93 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.94	Supplement No. 3, dated as of June 24, 2010, between Carolina Regional Cancer Center, LLC and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.94 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.95	Supplement No. 4, dated as of June 24, 2010, between Atlantic Urology Clinics, LLC and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.95 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.96	Supplement No. 5, dated as of September 30, 2010, between Derm-Rad Investment Company, LLC and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.96 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.97	Supplement No. 6, dated as of September 30, 2010, between 21st Century Oncology of Pennsylvania, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.97 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.98	Supplement No. 7, dated as of September 30, 2010, between Gettysburg Radiation, LLC and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.98 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.99	Supplement No. 8, dated as of September 30, 2010, between Carolina Radiation and Cancer Treatment Center, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.99 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.100	Supplement No. 9, dated as of September 30, 2010, between 21st Century Oncology of Kentucky, LLC and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.100 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.101	Supplement No. 10, dated as of September 30, 2010, between New England Radiation Therapy Management Services, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.101 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.102	Supplement No. 11, dated as of September 30, 2010, between Radiation Therapy School for Radiation Therapy Technology, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.102 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.103	Form of Indemnification Agreement (Directors and/or Officers), incorporated herein by reference to Exhibit 10.103 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

10.104	Amendment No. 1, dated as of November 24, 2010, to the Second Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, dated March 25, 2008, incorporated herein by reference to Exhibit 10.104 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

10.105	Commitment Letter, dated January 10, 2011, by and between DDJ Capital Management, LLC and Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.105 to Radiation Therapy Services Holdings, Inc.'s 8-K filing on January 24, 2011.

10.106	Amended and Restated Radiation Therapy Investments, LLC 2008 Unit Award Plan, adopted on February 21, 2008, as amended and restated on March 1, 2011, incorporated herein be reference to Exhibit 10.3 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 4, 2011.

10.107	Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Main Film B.V., Radiation Therapy Services, Inc., Radiation Therapy Investments, LLC, Alejandro Dosoretz, and Claudia Elena Kaplan Browntein de Dosoretz, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.

10.108	Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Main Film B.V., Bernardo Dosoretz, and Eduardo Chehtman, incorporated herein by reference to Exhibit 10.2 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.

10.109	Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Radiation Therapy Services, Inc., Radiation Therapy Investments, LLC, Bernardo Dosoretz and Eduardo Chehtman, incorporated herein by reference to Exhibit 10.3 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.

10.110	Contribution Agreement, dated March 1, 2011, by and between Radiation Therapy Investments, LLC and Alejandro Dosoretz, incorporated herein by reference to Exhibit 10.4 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.

Exhibit Number	Description
10.111	Registration Rights Agreement, dated March 1, 2011, by and among Radiation Therapy Services, Inc., the guarantors party thereto and the purchasers named in Schedule II thereto, incorporated herein by reference to Exhibit 10.5 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.

10.112	Registration Rights Agreement, dated March 1, 2011, by and among Radiation Therapy Services, Inc., the guarantors party thereto and Bernardo Dosoretz, incorporated herein by reference to Exhibit 10.6 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.

10.113	Amendment No. 1, dated as of November 24, 2010, to the Second Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, incorporated herein by reference to Exhibit 10.2 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 4, 2011

10.114	Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, incorporated herein by reference to Exhibit 10.2 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 4, 2011

10.115	Unit Repurchase Agreement, dated March 1, 2011, between Radiation Therapy Investments, LLC and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 4, 2011

10.116	Supplement No. 12, dated as of March 31, 2011 between Aurora Technology Development, LLC and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A. , incorporated herein by reference to Exhibit 10.113 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on April 1, 2011.

10.117	Amendment Agreement, dated as of September 29, 2011, among Radiation Therapy Services, Inc. (as successor to RTS Merger Co., Inc.), Radiation Therapy Services Holdings, Inc., the Subsidiaries of the Borrower identified as "Subsidiary Guarantors" on the signature pages thereto, the Lenders signatory thereto and Wells Fargo Bank, National Association, in its capacity as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc.'s Current Report on Form 8-K filed on October 3, 2011.

10.118	Incremental Amendment, dated as of September 30, 2011, among Radiation Therapy Services, Inc., a Florida corporation (as successor to RTS Merger Co., Inc.), Radiation Therapy Services Holdings, Inc., the Subsidiaries identified as "Subsidiary Guarantors" on the signature pages thereto, SunTrust Bank, as the incremental revolving lender, and Wells Fargo Bank, National Association, in its capacity as administrative agent for the Lenders, incorporated by reference to Exhibit 10.2 to Radiation Therapy Services Holdings, Inc.'s Current Report on Form 8-K filed on October 3, 2011.

10.119	Supplement No. 13, dated as of September 29, 2011, between 21st Century Oncology Services, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A.

Exhibit Number	Description
10.120	Supplement No. 14, dated as of February 2, 2012, between Goldsboro Radiation Therapy Services, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A.

10.121	Executive Employment Agreement, dated March 1, 2011, between Radiation Therapy Services, Inc. and Joseph M. Garcia, incorporated herein by reference to Exhibit 10.4 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 4, 2011.

10.122	Master Lease #3, dated as of December 12, 2011, between Theriac Rollup II, LLC and its wholly-owned subsidiaries as Landlord and 21st Century Oncology of Alabama, LLC, West Virginia Radiation Therapy Services, Inc. and 21st Century Oncology, LLC, collectively as Tenant for certain facilities, as guaranteed by Radiation Therapy Services, Inc.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to Radiation Therapy Services Holdings, Inc.'s Form 10-K filed on March 11, 2011.

21.1	Subsidiaries of Registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Radiation Therapy Services Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2011 and December 31, 2010 (ii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009 (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009 (v) Notes to Consolidated Financial Statements.

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+
Management contracts and compensatory plans and arrangements.