Form 10-Q
period 2012-03-31
Radiation Therapy Services Holdings, Inc.
filed 2012-05-15
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

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

As of May 1, 2012, we had outstanding 1,025 shares of Common Stock, par value $0.01 per share, which are 100% owned by Radiation Therapy Investments, LLC

RADIATION THERAPY SERVICES HOLDINGS, INC.

Form 10-Q

i

PART I

FINANCIAL INFORMATION

Item 1.         Financial Statements

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents ($4,455 and $2,922 related to VIEs)	$12,407	$10,177
Accounts receivable, net ($20,195 and $17,934 related to VIEs)	101,169	87,094
Prepaid expenses ($608 and $414 related to VIEs)	5,889	5,731
Inventories ($334 and $168 related to VIEs)	4,927	4,308
Deferred income taxes	2,969	2,969
Other ($901 and $756 related to VIEs)	4,457	6,025
Total current assets	131,818	116,304

Equity investments in joint ventures	522	692
Property and equipment, net ($22,008 and $22,910 related to VIEs)	244,292	236,411
Real estate subject to finance obligation	13,735	13,719
Goodwill ($18,929 and $18,879 related to VIEs)	569,901	556,547
Intangible assets, net ($1,346 and $1,363 related to VIEs)	45,809	42,393
Other assets ($8,121 and $8,106 related to VIEs)	30,457	32,526
Total assets	$1,036,534	$998,592
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($2,365 and $2,282 related to VIEs)	$39,402	$27,748
Accrued expenses ($2,805 and $2,471 related to VIEs)	53,923	42,596
Income taxes payable ($(25) and $31 related to VIEs)	5,484	5,310
Current portion of long-term debt	22,777	13,945
Current portion of finance obligation	184	161
Other current liabilities	5,374	6,615
Total current liabilities	127,144	96,375

Long-term debt, less current portion	681,985	665,088
Finance obligation, less current portion	14,133	14,105
Other long-term liabilities ($1,971 and $1,874 related to VIEs)	23,142	22,659
Deferred income taxes	10,259	10,343
Total liabilities	856,663	808,570
Noncontrolling interests - redeemable	12,925	12,728
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,025 shares authorized, issued and outstanding	—	—
Additional paid-in capital	648,798	648,703
Retained deficit	(493,364)	(483,815)
Note receivable from shareholder	(125)	(125)
Accumulated other comprehensive loss, net of tax	(5,859)	(4,890)
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	149,450	159,873
Noncontrolling interests - nonredeemable	17,496	17,421
Total equity	166,946	177,294
Total liabilities and equity	$1,036,534	$998,592

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2012	2011
Revenues:
Net patient service revenue	$175,548	$155,083
Other revenue	1,897	1,454
Total revenues	177,445	156,537

Expenses:
Salaries and benefits	93,843	80,899
Medical supplies	15,460	12,491
Facility rent expenses	9,590	7,823
Other operating expenses	8,701	7,458
General and administrative expenses	19,682	17,836
Depreciation and amortization	15,196	12,455
Provision for doubtful accounts	5,061	3,801
Interest expense, net	17,555	14,493
Gain on fair value adjustment of previously held equity investment	—	(234)
Foreign currency transaction loss	49	10
Loss on foreign currency derivative contracts	594	116
Total expenses	185,731	157,148
Loss before income taxes	(8,286)	(611)
Income tax expense	110	2,466
Net loss	(8,396)	(3,077)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,153)	(1,439)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(9,549)	(4,516)
Other comprehensive income (loss):
Unrealized (loss) gain on derivative interest rate swap agreements	(333)	1,296
Unrealized loss on foreign currency translation	(528)	(155)
Unrealized comprehensive (loss) income:	(861)	1,141
Comprehensive loss	(9,257)	(1,936)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	(1,177)	(1,411)
Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(10,434)	$(3,347)

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands - unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(8,396)	$(3,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,450	10,829
Amortization	2,746	1,626
Deferred rent expense	316	289
Deferred income taxes	(106)	1,968
Stock-based compensation	95	680
Provision for doubtful accounts	5,061	3,801
Loss (gain) on the sale of property and equipment	90	(8)
Amortization of termination of interest rate swap	(84)	—
Gain on fair value adjustment of previously held equity investment	—	(234)
Loss on foreign currency transactions	9	49
Loss on foreign currency derivative contracts	594	116
Amortization of debt discount	218	192
Amortization of loan costs	1,334	1,014
Equity interest in net loss of joint ventures	381	250
Distribution received from unconsolidated joint ventures	9	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(18,772)	(15,597)
Income taxes payable	200	(337)
Inventories and other current assets	(392)	(677)
Prepaid expenses	195	765
Accounts payable	11,316	2,844
Accrued deferred compensation	199	—
Accrued expenses / other long-term liabilities	11,374	13,887
Net cash provided by operating activities	18,837	18,380
Cash flows from investing activities
Purchases of property and equipment	(6,902)	(11,413)
Acquisition of medical practices	(23,103)	(42,104)
Proceeds from the sale of property and equipment	26	5
(Loans to) repayments from employees	(136)	135
Contribution of capital to joint venture entities	(225)	—
Distributions received from joint venture entities	—	300
Proceeds from the sale of equity interest in a joint venture	—	312
Payment of foreign currency derivative contracts	(292)	(552)
Premiums on life insurance policies	(155)	—
Change in other assets and other liabilities	155	(60)
Net cash used in investing activities	(30,632)	(53,377)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $0 and $625, respectively)	560	49,401
Net proceeds from revolving credit facility	20,000	—
Principal repayments of debt	(5,599)	(2,456)
Repayments of finance obligation	(26)	(13)
Proceeds from equity contribution	—	3
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(905)	(923)
Payments of loan costs	—	(1,534)
Net cash provided by financing activities	14,030	44,478
Effect of exchange rate changes on cash and cash equivalents	(5)	(3)
Net increase in cash and cash equivalents	2,230	9,478
Cash and cash equivalents, beginning of period	10,177	13,977
Cash and cash equivalents, end of period	$12,407	$23,455

continued

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Supplemental disclosure of non-cash transactions
Recorded finance obligation related to real estate projects	$77	$1,575
Recorded capital lease obligations related to the purchase of equipment	$696	$—
Recorded issuance of Parent equity units related to the acquisition of medical practices	$—	$16,282
Recorded issuance of senior subordinated notes related to the acquisition of medical practices	$—	$16,250
Recorded earn-out accrual related to the acquisition of medical practices	$—	$2,280
Recorded property and equipment related to the North Broward Hospital District license agreement	$4,260	$—
Recorded capital lease obligations related to the acquisition of medical practices	$5,726	$—

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  Organization

Radiation Therapy Services Holdings, Inc. (“Parent”), through its wholly-owned subsidiaries (the “Subsidiaries” and, collectively with the Subsidiaries, the “Company”) develops and operates radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina and West Virginia.  The Company also develops and operates radiation therapy centers in Latin America, Central America and the Caribbean. The international centers are located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala, and El Salvador. The Company also has affiliations with physicians specializing in other areas including urology and medical, gynecological, and surgical oncology in a number of markets to strengthen the Company’s clinical working relationships and to evolve from a freestanding radiation oncology centric model to an Integrated Cancer Care (“ICC”) model.

2.  Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

The Company has evaluated certain radiation oncology practices in order to determine if they are variable interest entities (“VIEs”). This evaluation resulted in the Company determining that certain of its radiation oncology practices were potential VIEs. For each of these practices, the Company has evaluated (1) the sufficiency of the fair value of the entity’s equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and that their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entity’s activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. The Accounting Standards Codification (ASC), 810, Consolidation (ASC 810), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of the Company’s radiation oncology practices are VIEs and the Company has a variable interest in each of these practices through its administrative services agreements. Other of the Company’s radiation oncology practices (primarily consisting of partnerships) are VIEs and the Company has a variable interest in each of these practices because the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without the additional subordinated financial support provided by its members.

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

As of March 31, 2012, the Company was the primary beneficiary of, and therefore consolidated, 24 VIEs, which operate 42 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the three months ended March 31, 2012 and 2011 approximately 18.3% of the Company’s net patient service revenue was generated by professional corporations for which it has administrative services agreements.

As of March 31, 2012, the Company also held equity interests in seven VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $0.5 million and $0.7 million at March 31, 2012 and December 31, 2011, respectively, with ownership interests ranging between 28.5% and 50.0% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

The cost of revenues for the three months ended March 31, 2012 and 2011 are approximately $120.4 million and $102.1 million, respectively.

New Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, (ASU 2011-04), which amends the FASB Accounting Standards Codification to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. The Company adopted ASU 2011-04 on January 1, 2012 had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (ASU 2011-05). ASU 2011-05 amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (ASU 2011-12). ASU 2011-12 updates ASU 2011-05 by deferring requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-05 and ASU 2011-12 should be applied retrospectively. The amendments pursuant to both ASU 2011-05 and 2011-12 are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 and ASU 2011-12 in its 2011 consolidated financial statements.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, (ASU 2011-07). ASU 2011-07 amends the FASB Accounting Standards Codification to require health care entities that recognize significant amounts of patient service revenue at the time services are rendered even though they do not assess the patient’s ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. ASU 2011-07 is applied retrospectively and disclosures relating to ASU 2011-07 are applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. The Company has evaluated ASU 2011-07 and determined that the requirements of this ASU are not applicable to the Company as the ultimate collection of patient service revenue is generally determinable at the time of service, and therefore, the ASU had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

3.  Stock-based compensation

Radiation Therapy Investments, LLC (“RT Investments”) adopted an equity-based incentive plan in February 2008, and authorized for issuance under the plan approximately 1,494,111 units of limited liability company interests consisting of 526,262 Class B Units and 967,849 Class C Units. The units are limited liability company interests and are available for issuance to the Company’s employees. As of March 31, 2012, there were 13,815 Class B Units and 51,040 Class C Units available for future issuance under the plan.

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

The estimated fair value of the units, less an assumed forfeiture rate of 2.7%, is recognized in expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class B Units. For Class B Units, the requisite service period is approximately 48 months, and for Class C Units, the requisite service period is 34 months only if probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate.

The Company recorded approximately $95,000 and $680,000 of stock-based compensation for the three months ended March 31, 2012 and 2011, respectively, which is included in salaries and benefits in the condensed consolidated statements of comprehensive loss. The summary of activity under the plan is presented below:

	Class B Units Outstanding	Weighted-Average Grant Date Fair Value	Class C Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2011	149,194	$7.55	824,898	$6.78
Units granted	—	—	—	—
Units forfeited	—	—	—	—
Units vested	(114,813)	8.14	—	—
Nonvested balance at end of period March 31, 2012	34,381	$5.57	824,898	$6.78

As of March 31, 2012 there were 478,067 Class B units and 91,911 Class C units vested and outstanding.

As of March, 2012, there was approximately $0.2 million and $5.2 million of total unrecognized compensation expense related to the Class B Units and Class C Units, respectively. These costs are expected to be recognized over a weighted-average period of 2.8 years for Class B Units. The Class C units will be recognized if Vestar receives a specific return on their investment in the Company upon a liquidation event during the contractual life of the Class C Units.

4.  Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive income (loss) is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company’s foreign currency translation of its operations in Latin America, Central America and the Caribbean. The impact of the unrealized net loss decreased total equity on a consolidated basis by approximately $0.9 million for the three months ended March 31, 2012 and the impact of unrealized net gain increased total equity on a consolidated basis by approximately $1.1 million for the three months ended March 31, 2011.

Accumulated Other Comprehensive Loss.  The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder				Noncontrolling Interests
(in thousands):	Foreign Currency Translation Adjustments	Derivative Losses on Interest Rate Swap Agreements	Other	Total	Foreign Currency Translation Adjustments	Other Comprehensive Income (Loss)
As of December 31, 2011	$(4,265)	$(625)	$—	$(4,890)	$(644)
Other Comprehensive (loss) income	(552)	(333)	—	(885)	24	(861)
Amortization of termination of interest rate swap agreement, net of tax	—	(84)	—	(84)	—	—
As of March 31, 2012	$(4,817)	$(1,042)	$—	$(5,859)	$(620)	$(861)

5. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s consolidated balance sheets. The noncontrolling interests are not redeemable at March 31, 2012 and December 31, 2011, and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurrence at March 31, 2012. Accordingly, the noncontrolling interests are measured at their carrying value at March 31, 2012 and December 31, 2011.

The following table presents changes in total equity for the respective periods (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable
Balance, December 31, 2011	$159,873	$17,421	$177,294	$12,728
Net (loss) income	(9,549)	896	(8,653)	257
Other comprehensive loss from unrealized gain on interest rate swap agreements	(333)	—	(333)	—
Other comprehensive (loss) income from foreign currency translation	(552)	34	(518)	(10)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	(84)	—	(84)	—
Stock-based compensation	95	—	95	—
Cash distributions	—	(855)	(855)	(50)
Balance, March 31, 2012	$149,450	$17,496	$166,946	$12,925

Balance, December 31, 2010	$497,049	$11,159	$508,208	$7,371
Net (loss) income	(4,516)	1,226	(3,290)	213
Other comprehensive income from unrealized gain on interest rate swap agreements	1,297	—	1,297	—
Other comprehensive income from foreign currency translation loss	(128)	(28)	(156)	—
Cash contribution of equity	3	—	3	—
Equity issuance related to MDLLC acquisition	16,282	—	16,282	—
Fair value of noncontrolling interest acquired in connection with MDLLC acquisition	—	7,750	7,750	—
Reversal of other comprehensive income of previously held equity investment	338	—	338	—
Stock-based compensation	680	—	680	—
Cash distributions	—	(661)	(661)	(262)
Balance, March 31, 2011	$511,005	$19,446	$530,451	$7,322

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

Interest rate swap agreements

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate senior secured credit facility. The interest rate swap agreements are contracts to exchange floating rate interest payments for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized in interest expense in the condensed consolidated statements of comprehensive loss. The related accrued payable is included in other long term liabilities at March 31, 2012 and December 31, 2011.

On May 27, 2008, the Company entered into an interest rate swap agreement for its $407.0 million of floating rate senior debt governed by the Credit Agreement dated February 21, 2008 (senior secured credit facility). The Company designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to interest rate risk). The initial notional amount of the swap agreement was $290.6 million with amounts scaling down during various quarters throughout the term of the interest rate swap agreement to $116.0 million. The effect of this agreement is to fix the interest rate exposure to 3.67% plus a margin on $116.0 million of the Company’s senior secured credit facility. The interest rate swap agreement was scheduled to expire on March 30, 2012. In December 2011, the Company terminated the interest rate swap agreement and paid approximately $1.9 million representing the fair value of the interest rate hedge at time of termination.  No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement.  The amount of accumulated other comprehensive loss related to the terminated interest swap agreement of approximately $84,000, net of tax was amortized through interest expense through the original term of the interest rate swap agreement on March 30, 2012.

In July 2011, the Company entered into two interest rate swap agreements whereby the Company fixed the interest rate on the notional amounts totaling approximately $116.0 million of the Company’s senior secured term credit facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements are 0.923% plus a margin, which is currently 475 basis points, and expires on December 31, 2013. At March 31, 2012, the amount of the floating rate senior debt subject to the interest rate swap was $116.0 million.

The swaps are derivatives and are accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company’s obligations under the interest rate swap agreements terminated at March 31, 2012 and December 31, 2011, was approximately $1.0 million and $0.7 million, respectively, which is included in other long term liabilities in the accompanying condensed consolidated balance sheets. The estimated fair value of our interest rate swap was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.  No ineffectiveness was recorded at March 31, 2012 and December 31, 2011.

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

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact the Company’s results from operations.  The Company is exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso.  This exposure relates to the provision of radiation oncology services to patients at the Company’s Latin American operations and purchases of goods and services in foreign currencies.   On March 18, 2011, the Company entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods beginning April 1, 2011 to convert a significant portion of the Company’s forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a potential weakening Argentine peso against the U.S. dollar.  On March 30, 2012 the Company entered into a foreign exchange option contract maturing on March 27, 2013 to replace the contract maturing on March 30, 2012. Because the Company’s Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $1.2 million in aggregate at inception of the contracts. Under the Company’s foreign currency management program, the Company expects to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, the Company is targeting to cover approximately 70% of its forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. The Company does not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on foreign currency derivative contracts on the condensed consolidated statements of comprehensive loss.  For the three months ended March 31, 2012 and 2011 the Company incurred a loss of approximately $594,000 and $116,000, respectively relating to the fair market valuation of its foreign currency derivative program.  The fair value of the foreign currency derivative is recorded in other current assets in the accompanying condensed consolidated balance sheet.  At March 31, 2012 and December 31, 2011, the fair value of the foreign currency derivative was approximately $512,000 and $814,000, respectively.

The following represents the current foreign currency derivative agreements as of March 31, 2012 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value
Foreign currency derivative Argentine peso to U.S. dollar	$3,500	June 29, 2012	$193	$58
Foreign currency derivative Argentine peso to U.S. dollar	4,250	September 28, 2012	350	93
Foreign currency derivative Argentine peso to U.S. dollar	3,750	December 28, 2012	390	120
Foreign currency derivative Argentine peso to U.S. dollar	3,750	March 27, 2013	292	241
	$15,250		$1,225	$512

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

In accordance with ASC 820, the fair value of the 9 7/8% Senior Subordinated Notes due 2017 and Term Loan B portion of the senior secured credit facility (“Term Loan B”) was based on prices quoted from third-party financial institutions (Level 2). At March 31, 2012, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$347.0 million senior secured credit facility — (Term Loan B portion)	$261,380	$264,481

$360.0 million Senior Subordinated Notes due April 15, 2017	$289,800	$358,068

$16.25 million Senior Subordinated Notes due April 15, 2017	$13,081	$16,083

At December 31, 2011, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$347.0 million senior secured credit facility — (Term Loan B portion)	$261,048	$264,367

$360.0 million Senior Subordinated Notes due April 15, 2017	$273,600	$357,973

$16.25 million Senior Subordinated Notes due April 15, 2017	$12,350	$16,075

As of March 31, 2012 and December 31, 2011, we held certain items that are required to be measured at fair value on a recurring basis including interest rate swap agreements and foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.  The carrying values of the Company’s long-term debt other than Senior Subordinated Notes and Term Loan B approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.  There have been no transfers between levels of valuation hierarchies for the three months ended March 31, 2012 and 2011.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
(in thousands):	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other long-term liabilities
Interest rate swaps	$(1,042)	$—	$(1,042)	$—

Other current assets
Foreign currency derivative contracts	$512	$—	$512	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other long-term liabilities
Interest rate swaps	$(708)	$—	$(708)	$—

Other current assets
Foreign currency derivative contracts	$814	$—	$814	$—

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

During the third quarter of 2011, the Company completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of its review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 and 2013 by the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program, on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers.  In performing this test, the Company assessed the implied fair value of its goodwill and intangible assets. It was determined that the implied fair value of goodwill and/or indefinite-lived intangible assets was less than the carrying amount, and as a result the Company recorded an impairment charge. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company’s reporting units, the Company’s management determined that the carrying value of goodwill and trade name in certain U.S. Domestic markets, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, South West United States (central Arizona and Las Vegas, Nevada), the Florida east coast, Northwest Florida and Southwest Florida regions exceeded their fair value.  Accordingly, the Company recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $234.9 million in the consolidated statement of comprehensive loss during the third quarter of 2011.

Impairment charges relating to goodwill and trade name during the third quarter of 2011 are summarized as follows:

(in thousands):	North East U.S.	California	South West U.S.	Florida East Coast	Northwest Florida	Southwest Florida	Total
Goodwill	$13,412	$10,236	$45,127	$32,963	$40,026	$84,751	$226,515
Trade name	$258	$982	$4,049	$—	$969	$2,152	$8,410

During the fourth quarter of 2011, the Company decided to rebrand its current trade name of 21st Century Oncology. As a result of the rebranding initiative and concurrent with the Company’s annual impairment test for goodwill and indefinite-lived intangible assets, the Company incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of the rebranding initiative.  The remaining $71.8 million of impairment was related to goodwill in certain of the Company’s reporting units, including North East United States, (New York, Rhode Island, Massachusetts and southeast Michigan), and California, Southwest U.S. (Arizona and Nevada). The remaining domestic U.S. trade name of approximately $4.6 million will be amortized over its remaining useful life through December 31, 2012.  The Company incurred approximately $0.9 million in amortization expense during the fourth quarter.

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

The Company implemented the qualitative screen test approach in assessing goodwill impairment for its international region. The qualitative analysis was limited to the international region due to its recent expansion into a new divisional region as a result of the Company’s acquisition of MDLLC on March 1, 2011.  Factors that contributed to the qualitative screen test included the macroeconomic conditions in Latin America remained strong in 2011 and its growth exceeding the growth estimates of the U.S. economy.  Other factors included continued migration toward more clinically sophisticated radiation oncology services which have higher reimbursement rates, and the implementation of operational enhancements from equipment upgrades which enable the Company to increase the number of patients treated and improve the clinical quality of the service.  Operational improvements, improvements in treatment mix, as well as new capacity coming on line from the Company’s recent acquisition of five additional radiation treatment centers in Argentina in November 2011 are expected to produce continued growth in the international region.  As the international region’s current and projected results exceed original forecasts, the Company’s view that it is more likely than not that the value of the international reporting unit is equal to or in excess of its carrying amount and therefore a further quantitative step 1 goodwill impairment analysis was not necessary.

9.  Income tax accounting

The Company provides for federal, state and non-US income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

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

The Company is subject to taxation in the U.S., approximately 22 state jurisdictions, the Netherlands and countries throughout Latin America, namely, Argentina, Bolivia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions in which the Company is subject to tax are the U.S., Florida and Argentina.

The Company’s effective rate was (1.3)% in the first quarter of fiscal 2012 and (403.6)% in the first quarter of fiscal 2011. The change in the effective rate for the first quarter of 2012 compared to the same period of the year prior is primarily the result of the reduction of the deferred tax liability on the amount of goodwill and trade name impaired in the third quarter of 2011,the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit from losses that are not more likely than not to be realized and the impact of the non-US income taxes on the international operations acquired in the first quarter of 2011.  These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense in the first quarter of fiscal 2012 is due to non-US tax expense associated with foreign subsidiaries acquired in March 2011 offset by the income tax benefit associated with the termination of the interest rate swap.

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

The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2007 through 2010 are subject to examination. The Company is currently undergoing a Federal income tax audit for tax years 2007 through 2008 and New York State audit for tax years 2006 through 2008. The Company closed the Federal audit for tax years 2005 and 2006, the Alabama audit for tax years 2009 and 2010 and Florida audit for tax years 2007 through 2009.

10.  Acquisitions and other arrangements

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

Net identifiable assets includes the following intangible assets:

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

Estimated future amortization expense for the acquired amortizable intangible assets as of December 31, 2011 is as follows (in thousands):

2012	$1,473
2013	1,473
2014	1,473
2015	1,473
2016	1,140
2017	1,073

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $67.2 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company’s international geographic segment.

Cash at March 31, 2012 and December 31, 2011 held by the Company’s foreign subsidiaries was $4.9 million and $5.2 million, respectively.  The Company considers these cash amounts to be permanently invested in the Company’s foreign subsidiaries and therefore does not anticipate repatriating any excess cash flows to the U.S.  The Company anticipates it can adequately fund its domestic operations from cash flows generated solely from the U.S. business. The Company believes that the magnitude of its growth opportunities outside of the U.S. will cause the Company to continuously reinvest foreign earnings. The Company does not require access to the earnings and cash flow of its international subsidiaries to fund its U.S. operations.

On August 29, 2011, the Company acquired the assets of a radiation treatment center and other physician practices located in Redding, California, for approximately $9.6 million. The acquisition of the Redding facility further expands the Company’s presence into the Northern California market.  The allocation of the purchase price is to tangible assets of $3.3 million, intangible assets including $0.3 million trade name and non-compete agreements of $0.3 million, amortized over 5 years, and goodwill of $5.7 million, which is deductible for tax purposes.

In September 2011, the Company entered into a professional services agreement with a hospital district in Broward County, Florida to provide professional services at two radiation oncology sites within the hospital district.  In March 2012, the Company entered into a license agreement with the North Broward Hospital District to license the space and equipment and assume responsibility for the operation of the two radiation therapy departments at Broward General Medical Center and North Broward Medical Center, as part of the Company’s value added services offering.  The license agreement runs for an initial term of ten years, with three separate five year renewal options.  The Company recorded approximately $4.3 million in capital lease obligations relating the portion of the license agreement for the use of the equipment.

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

On December 22, 2011, the Company acquired the interest in an operating entity which operates two radiation treatment centers located in North Carolina, for approximately $6.3 million. The acquisition of the two radiation treatment centers further expands the Company’s presence into the eastern North Carolina market.  The allocation of the purchase price is to tangible assets of $0.8 million, goodwill of $6.0 million, which is deductible for tax purposes, other current liabilities of approximately $0.1 million and an earn-out provision of approximately $0.4 million contingent upon maintaining a certain level of patient volume.

During 2011, the Company acquired the assets of several physician practices in Florida and the non-professional practice assets of several North Carolina physician practices for approximately $0.4 million. The physician practices provide synergistic clinical services and an integrated cancer care service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price is to tangible assets of $0.4 million.

On February 6, 2012, the Company acquired the assets of a radiation oncology practice and a urology group located in Asheville, North Carolina for approximately $0.9 million.  The acquisition of the radiation oncology practice and the urology group, further expands the Company’s presence in the Western North Carolina market and builds on the Company’s integrated cancer care model. The allocation of the purchase price is to tangible assets of $0.8 million, and goodwill of $0.1 million, which is all deductible for tax purposes.

In March 2012, the Company entered into a license agreement with the North Broward Hospital District to license the space and equipment and assume responsibility for the operation of the two radiation therapy departments at Broward General Medical Center and North Broward Medical Center, as part of the Company’s value added services offering.  The license agreement runs for an initial term of ten years, with three separate five year renewal options.  The Company recorded approximately $4.3 million in capital lease obligations relating the portion of the license agreement for the use of the equipment.

On March 30, 2012, the Company acquired the assets of a radiation oncology practice for $26.0 million and two urology groups located in Sarasota/Manatee counties in Southwest Florida for approximately $1.6 million, for a total purchase price of approximately $27.6 million, comprised of $21.9 million in cash and assumed capital lease obligation of approximately $5.7 million.  The acquisition of the radiation oncology practice and the two urology groups, further expands the Company’s presence in the Sarasota/Manatee counties and builds on the Company’s integrated cancer care model. The allocation of the purchase price, which is preliminary pending final valuation of the intangible assets, is to tangible assets of $8.0 million, intangible assets including non-compete agreements of $6.4 million amortized over 5 years, goodwill of $13.2 million, which is all deductible for tax purposes, and assumed capital lease obligations of approximately $5.7 million. The preliminary purchase price allocation is subject to revision as the Company obtains additional information, including the finalization of the non-compete agreements.

Estimated future amortization expense for the acquired preliminary amortizable intangible assets is as follows (in thousands):

2012	$960
2013	1,280
2014	1,280
2015	1,280
2016	1,280
2017	320

During 2012, the Company acquired the assets of several physician practices in Florida for approximately $0.4 million. The physician practices provide synergistic clinical services and an integrated cancer care service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price is to tangible assets of $0.4 million.

During the three months ended March 31, 2011 the Company recorded $5.2 million of net patient service revenue and reported net income of $0.0 million in connection with the MDLLC and Clinica de Radioterapia Cancer Center, P.A. acquisitions.

The following unaudited pro forma financial information is presented as if the purchase of the additional interests in MDLLC and Clinica de Radioterapia La Asuncion S.A. and the purchase of the Sarasota/Manatee practices had occurred at the beginning of each period presented. The pro forma financial information is not necessarily indicative of what the Company’s results of operations actually would have been had the Company completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined company:

	Three months ended
	March 31,
(in thousands):	2012	2011

Pro forma total revenues	$183,341	$172,614

Pro forma net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(9,045)	(3,152)

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of comprehensive loss from the respective dates of each acquisition.

11. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
$347.0 million senior secured credit facility — (Term Loan B) portion with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2014	$264,481	$264,367

$90.1 million senior secured credit facility (extended revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2014	21,635	7,212

$34.9 million senior secured credit facility (non-extended revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2013	8,365	2,788

$360.0 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9.875%	358,068	357,973

$16.25 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9.875%	16,083	16,075

$3.2 million various other notes payable with average interest rate of 18.3% due through August 2019	3,247	2,933

$4.0 million in seller financing promissory notes with average interest rate of 6.21% due through December 2013	3,551	4,005

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 9.1%, due at various maturity dates through March 2022	29,332	23,680

	704,762	679,033
Less current portion	(22,777)	(13,945)

	$681,985	$665,088

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

The senior secured credit facility requires the Company to make mandatory prepayments of outstanding borrowings under certain circumstances. Mandatory prepayments include prepayments of the Term Loan B from proceeds from asset dispositions if not reinvested within a certain period of time and debt and equity issuances, limited to a percentage of the proceeds and/or an excess amount above a dollar threshold. The Company is required to prepay the Term Loan B based on certain excess cash flow requirements ranging from 25% to 50% based on the Company’s leverage ratio. To date the Company has not been required to make such prepayments. The senior secured credit facility also requires the Company to comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, and dividends. At March 31, 2012, the Company is in compliance with all covenants.

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

In April 2010, the Company recorded approximately $10.9 million of expenses in early extinguishment of debt as a result of the prepayment of the $175.0 million in senior subordinated notes, which included a call premium payment of approximately $5.3 million, the write-offs of $2.5 million in deferred financing costs and $3.1 million in original issue discount costs.

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

The senior secured credit facility requires that the Company comply with certain financial covenants, including:

	Requirement at March 31, 2012	Level at March 31, 2012

Maximum permitted consolidated leverage ratio	<5.75 to 1.00	5.36 to 1.00

Minimum permitted consolidated interest coverage ratio	>2.00 to 1.00	2.35 to 1.00

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

The senior secured credit facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of March 31, 2012.

In August 2011, the Company entered into a lease line of credit with a financial institution for the purpose of obtaining financing for medical equipment purchases in the commitment amount of $12.5 million.  The commitment, subject to various restrictions, was scheduled to be available through November 2011. The Company had utilized approximately $8.7 million under the lease line of credit.

Senior Secured Second Lien Notes

On May 10, 2012, Radiation Therapy Services, Inc. (“RTS”), a wholly owned subsidiary of Radiation Therapy Services Holdings, Inc. (the “Company”) completed its previously announced offering of $350.0 million in aggregate principal amount of its 8 7/8% Senior Secured Second Lien Notes due 2017 (the “Notes”) by issuing the Notes in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

The Notes were issued pursuant to an indenture, dated May 10, 2012 (the “Indenture”), among RTS, the guarantors signatory thereto and Wilmington Trust, National Association, governing the Notes. The Notes are senior secured second lien obligations of RTS and are guaranteed on a senior secured second lien basis by RTS, and each of RTS’s domestic subsidiaries to the extent such guarantor is a guarantor of RTS’s obligations under the Revolving Credit Facility (as defined below).

In connection with the issuance of the Notes, on May 10, 2012, RTS also entered into a registration rights agreement relating to the Notes, pursuant to which RTS has agreed to use its reasonable best efforts to file with the Securities and Exchange Commission and cause to become effective a registration statement with respect to a registered offer to exchange the Notes for new notes, with terms substantially identical in all material respects to the Notes.

Interest is payable on the Notes on each May 15 and November 15, commencing November 15, 2012. RTS may redeem some or all of the Notes at any time prior to May 15, 2014 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, and an applicable make-whole premium. On or after May 15, 2014, RTS may redeem some or all of the Notes at redemption prices set forth in the Indenture. In addition, at any time prior to May 15, 2014, RTS may redeem up to 35% of the aggregate principal amount of the Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

The Indenture contains covenants that, among other things, restrict the ability of the Company, RTS and certain of its subsidiaries to: incur, assume or guarantee additional indebtedness; pay dividends or redeem or repurchase capital stock; make other restricted payments; incur liens; redeem debt that is junior in right of payment to the Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into mergers or consolidations; and enter into transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications. In addition, in certain circumstances, if RTS sells assets or experiences certain changes of control, it must offer to purchase the Notes.

RTS used the proceeds to repay its existing senior secured revolving credit facility and the Term Loan B portion of its senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility described below, and to pay related fees and expenses. Any remaining net proceeds will be used for general corporate purposes.

Credit Agreement

On May 10, 2012, RTS also entered into the Credit Agreement (the “Credit Agreement”) among RTS, as borrower, the Company, Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

The credit facilities provided under the Credit Agreement consist of a revolving credit facility providing for up to $140 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility”).  RTS may increase the aggregate amount of revolving loans by an amount not to exceed $10 million in the aggregate.  The Revolving Credit Facility will mature in 4-years and 5-months.

Loans under the Revolving Credit Facility are subject to the following interest rates:

(a)           for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period appearing on Reuters Screen LIBOR01 Page as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (ii) an applicable margin based upon a total leverage pricing grid; and

(b)           for loans which are base rate loans, (i) the greatest of (A) the Administrative Agent’s prime lending rate at such time, (B) the overnight federal funds rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin based upon a total leverage pricing grid.

RTS will pay certain recurring fees with respect to the Revolving Credit Facility, including (i) fees on the unused commitments of the lenders under the Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of RTS and certain of its subsidiaries to:  incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Notes; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of RTS’s subsidiaries to make distributions, advances and asset transfers.  In addition, under the Revolving Credit Facility, we will be required to comply with a specific first lien leverage ratio.

The Revolving Credit Facility contains customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross-default to other material indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation and a change of control.

As of the Closing Date, the obligations of RTS under the Revolving Credit Facility are guaranteed by the Company and each direct and indirect, domestic subsidiary of RTS.

The Revolving Credit Facility and any interest rate protection and other hedging arrangements provided by any lender party to the Revolving Credit Facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of RTS’s and each guarantor’s tangible and intangible assets (subject to certain exceptions).

12. Segment and geographic information

The Company operates in one line of business, which is operating physician group practices. As of March 1, 2011, due to the acquisition of MDLLC and Clinica de Radioterapia La Asuncion S.A., the Company’s operations were reorganized into two geographically organized groups: the Domestic U.S. includes eight operating segments and International is an operating segment which are aggregated into one U.S. Domestic and one International reporting segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between reporting segments are properly eliminated. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities.

Financial information by geographic segment is as follows (in thousands):

	Three Months ended March 31,	Three Months ended March 31,
	2012	2011
Total revenues:
U.S Domestic	$157,292	$151,051
International	20,153	5,486
Total	$177,445	$156,537

Facility gross profit:
U.S. Domestic	$45,528	$51,189
International	11,511	3,243
Total	$57,039	$54,432

Depreciation and amortization:
U.S. Domestic	$14,258	$12,233
International	938	222
Total	$15,196	$12,455

	March 31, 2012	December 31, 2011
Total assets:
U.S. Domestic	$901,006	$867,448
International	135,528	131,144
Total	$1,036,534	$998,592

Long-lived assets:
U.S. Domestic	$229,039	$223,511
International	15,253	12,900
Total	$244,292	$236,411

Capital expenditures: *
U.S. Domestic	$6,723	$38,897
International	875	2,416
Total	$7,598	$41,313

* includes capital lease obligations related to capital expenditures

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$522,387	$505,008
International	93,323	93,932
Total	$615,710	$598,940

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended March 31,	Three Months ended March 31,
	2012	2011
Facility gross profit	$57,039	$54,432
Less:
General and administrative expenses	19,682	17,836
General and administrative salaries	18,785	16,625
General and administrative depreciation and amortization	3,599	2,396
Provision for doubtful accounts	5,061	3,801
Interest expense, net	17,555	14,493
Gain on fair value adjustment of previously held equity investment	—	(234)
Foreign currency transaction loss	49	10
Loss on foreign currency derivative contracts	594	116
Loss before income taxes	$(8,286)	$(611)

13. Supplemental Consolidating Financial Information

Radiation Therapy Services, Inc. (RTS) payment obligations under the senior secured credit facility and senior subordinated notes are guaranteed by Radiation Therapy Services Holdings, Inc. (Parent) and certain domestic subsidiaries of RTS (Subsidiary Guarantors and, collectively with Parent, the “Guarantors”). The consolidated joint ventures and professional corporations of the Company are non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of comprehensive income (loss), and statements of cash flows information for Parent, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Parent and RTS and subsidiary guarantors using the equity method of accounting.

CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$114	$53	$1,874	$10,366	$—	$12,407
Accounts receivable, net	—	—	53,813	47,356	—	101,169
Intercompany receivables	6,305	—	82,360	—	(88,665)	—
Prepaid expenses	—	79	4,513	1,297	—	5,889
Inventories	—	—	4,388	539	—	4,927
Deferred income taxes	(35)	(1,924)	4,925	3	—	2,969
Other	6	872	2,624	955	—	4,457
Total current assets	6,390	(920)	154,497	60,516	(88,665)	131,818
Equity investments in joint ventures	139,037	867,212	113,675	49	(1,119,451)	522
Property and equipment, net	—	—	208,977	35,315	—	244,292
Real estate subject to finance obligation	—	—	13,735	—	—	13,735
Goodwill	—	—	489,080	80,821	—	569,901
Intangible assets, net	—	2,782	20,901	22,126	—	45,809
Other assets	—	15,554	6,722	8,181	—	30,457
Intercompany note receivable	—	—	—	—	—	—
Total assets	$145,427	$884,628	$1,007,587	$207,008	$(1,208,116)	$1,036,534
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$795	$33,174	$5,433	$—	$39,402
Intercompany payables	—	68,367	—	20,235	(88,602)	—
Accrued expenses	(16)	17,073	30,301	6,565	—	53,923
Income taxes payable	(126)	1,624	2,325	1,661	—	5,484
Current portion of long-term debt	—	8,365	9,868	4,544	—	22,777
Current portion of finance obligation	—	—	184	—	—	184
Other current liabilities	—	—	2,518	2,856	—	5,374
Total current liabilities	(142)	96,224	78,370	41,294	(88,602)	127,144
Long-term debt, less current portion	—	660,268	19,463	2,254	—	681,985
Finance obligation, less current portion	—	—	14,133	—	—	14,133
Other long-term liabilities	—	1,041	15,512	6,589	—	23,142
Deferred income taxes	(3,882)	(11,942)	21,591	4,498	(6)	10,259
Intercompany note payable	—	—	—	—	—	—
Total liabilities	(4,024)	745,591	149,069	54,635	(88,608)	856,663
Noncontrolling interests—redeemable	—	—	—	—	12,925	12,925
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	149,451	139,037	858,518	152,373	(1,149,929)	149,450
Noncontrolling interests—nonredeemable	—	—	—	—	17,496	17,496
Total equity	149,451	139,037	858,518	152,373	(1,132,433)	166,946
Total liabilities and equity	$145,427	$884,628	$1,007,587	$207,008	$(1,208,116)	$1,036,534

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$116,659	$58,889	$—	$175,548
Other revenue	—	—	2,134	144	—	2,278
(Loss) income from equity investment	(10,340)	6,772	957	12	2,218	(381)
Intercompany revenue	—	31	17,690	—	(17,721)	—
Total revenues	(10,340)	6,803	137,440	59,045	(15,503)	177,445
Expenses:
Salaries and benefits	95	—	72,095	21,653	—	93,843
Medical supplies	—	—	12,628	2,832	—	15,460
Facility rent expenses	—	—	8,123	1,467	—	9,590
Other operating expenses	—	—	6,097	2,604	—	8,701
General and administrative expenses	—	274	15,594	3,814	—	19,682
Depreciation and amortization	—	927	12,431	1,838	—	15,196
Provision for doubtful accounts	—	—	2,982	2,079	—	5,061
Interest expense, net	(1)	16,788	655	113	—	17,555
Foreign currency transaction loss	—	—	—	49	—	49
Loss on foreign currency derivative contracts	—	594	—	—	—	594
Intercompany expenses	—	118	—	17,603	(17,721)	—
Total expenses	94	18,701	130,605	54,052	(17,721)	185,731
(Loss) income before income taxes	(10,434)	(11,898)	6,835	4,993	2,218	(8,286)
Income tax expense	—	(1,891)	92	1,916	(7)	110
Net (loss) income	(10,434)	(10,007)	6,743	3,077	2,225	(8,396)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,153)	(1,153)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(10,434)	(10,007)	6,743	3,077	1,072	(9,549)
Unrealized comprehensive loss:	—	(333)	—	(528)	—	(861)
Comprehensive (loss) income	(10,434)	(10,340)	6,743	2,549	2,225	(9,257)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(1,177)	(1,177)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(10,434)	$(10,340)	$6,743	$2,549	$1,048	$(10,434)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(10,434)	$(10,007)	$6,743	$3,077	$2,225	$(8,396)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	10,996	1,454	—	12,450
Amortization	—	927	1,435	384	—	2,746
Deferred rent expense	—	—	251	65	—	316
Deferred income taxes	—	10	38	(148)	(6)	(106)
Stock-based compensation	95	—	—	—	—	95
Provision for doubtful accounts	—	—	2,982	2,079	—	5,061
Loss on the sale of property and equipment	—	—	90	—	—	90
Amortization of termination of interest rate swap	—	(84)	—	—	—	(84)
Loss on foreign currency transactions	—	—	—	9	—	9
Loss on foreign currency derivative contracts	—	594	—	—	—	594
Amortization of debt discount	—	218	—	—	—	218
Amortization of loan costs	—	1,334	—	—	—	1,334
Equity interest in net loss (earnings) of joint ventures	10,340	(6,772)	(957)	(12)	(2,218)	381
Distribution received from unconsolidated joint ventures	—	—	9	—	—	9
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(12,854)	(5,918)	—	(18,772)
Income taxes payable	—	71	(4)	133	—	200
Inventories and other current assets	—	—	(227)	(165)	—	(392)
Prepaid expenses	—	(27)	765	(543)	—	195
Intercompany payable / receivable	(53)	(15,821)	10,603	5,272	(1)	—
Accounts payable	—	186	11,336	(206)	—	11,316
Accrued deferred compensation	—	—	152	47	—	199
Accrued expenses	(16)	9,271	1,953	166	—	11,374
Net cash (used in) provided by operating activities	(68)	(20,100)	33,311	5,694	—	18,837
Cash flows from investing activities
Purchases of property and equipment	—	—	(5,836)	(1,066)	—	(6,902)
Acquisition of medical practices	—	—	(23,053)	(50)	—	(23,103)
Proceeds from the sale of property and equipment	—	—	26	—	—	26
Loans to employees	—	—	(133)	(3)	—	(136)
Intercompany notes to / from affiliates	—	—	—	—	—	—
Contribution of capital to joint venture entities	—	—	(225)	—	—	(225)
Distributions received from joint venture entities	—	406	1,529	—	(1,935)	—
Payment of foreign currency derivative contracts	—	(292)	—	—	—	(292)
Premiums on life insurance policies	—	—	—	(155)	—	(155)
Change in other assets and other liabilities	(2)	—	409	(252)	—	155
Net cash (used in) provided by investing activities	(2)	114	(27,283)	(1,526)	(1,935)	(30,632)
Cash flows from financing activities
Proceeds from issuance of debt	—	—	—	560	—	560
Net proceeds from revolving credit facility	—	20,000	—	—	—	20,000
Principal repayments of debt	—	—	(4,861)	(738)	—	(5,599)
Repayments of finance obligation	—	—	(26)	—	—	(26)
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(905)	(905)
Cash distributions to shareholders	—	—	—	(2,840)	2,840	—
Net cash provided by (used in) financing activities	—	20,000	(4,887)	(3,018)	1,935	14,030
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	(5)
Net (decrease) increase in cash and cash equivalents	(70)	14	1,141	1,145	—	2,230
Cash and cash equivalents, beginning of period	184	39	733	9,221	—	10,177
Cash and cash equivalents, end of period	$114	$53	$1,874	$10,366	$—	$12,407

CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2011

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$184	$39	$733	$9,221	$—	$10,177
Accounts receivable, net	—	—	44,135	42,959	—	87,094
Intercompany receivables	6,335	—	91,477	—	(97,812)	—
Prepaid expenses	—	52	4,968	711	—	5,731
Inventories	—	—	4,140	168	—	4,308
Deferred income taxes	(35)	(1,924)	4,925	3	—	2,969
Other	4	814	4,397	810	—	6,025
Total current assets	6,488	(1,019)	154,775	53,872	(97,812)	116,304
Equity investments in joint ventures	149,377	778,355	123,310	42	(1,050,392)	692
Property and equipment, net	—	—	201,806	34,605	—	236,411
Real estate subject to finance obligation	—	—	13,719	—	—	13,719
Goodwill	—	82,491	384,001	90,055	—	556,547
Intangible assets, net	—	3,710	15,936	22,747	—	42,393
Other assets	—	17,248	7,089	8,189	—	32,526
Intercompany note receivable	—	—	—	—	—	—
Total assets	$155,865	$880,785	$900,636	$209,510	$(1,148,204)	$998,592
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$609	$21,838	$5,301	$—	$27,748
Intercompany payables	—	84,272	—	13,473	(97,745)	—
Accrued expenses	—	7,802	28,337	6,457	—	42,596
Income taxes payable	(126)	1,553	2,329	1,554	—	5,310
Current portion of long-term debt	—	—	9,923	4,022	—	13,945
Current portion of finance obligation	—	—	161	—	—	161
Other current liabilities	—	—	3,886	2,729	—	6,615
Total current liabilities	(126)	94,236	66,474	33,536	(97,745)	96,375
Long-term debt, less current portion	—	648,415	13,757	2,916	—	665,088
Finance obligation, less current portion	—	—	14,105	—	—	14,105
Other long-term liabilities	—	708	15,460	6,491	—	22,659
Deferred income taxes	(3,882)	(11,951)	21,553	4,623	—	10,343
Intercompany note payable	—	—	—	—	—	—
Total liabilities	(4,008)	731,408	131,349	47,566	(97,745)	808,570
Noncontrolling interests—redeemable	—	—	—	—	12,728	12,728
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	159,873	149,377	769,287	161,944	(1,080,608)	159,873
Noncontrolling interests—nonredeemable	—	—	—	—	17,421	17,421
Total equity	159,873	149,377	769,287	161,944	(1,063,187)	177,294
Total liabilities and equity	$155,865	$880,785	$900,636	$209,510	$(1,148,204)	$998,592

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2011

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$113,665	$41,418	$—	$155,083
Other revenue	—	—	1,459	245	—	1,704
(Loss) income from equity investment	(2,657)	11,629	1,726	(1)	(10,947)	(250)
Intercompany revenue	—	206	19,677	—	(19,883)	—
Total revenues	(2,657)	11,835	136,527	41,662	(30,830)	156,537
Expenses:
Salaries and benefits	680	—	68,999	11,220	—	80,899
Medical supplies	—	—	11,788	703	—	12,491
Facility rent expenses	—	—	7,006	817	—	7,823
Other operating expenses	—	—	6,019	1,439	—	7,458
General and administrative expenses	5	399	15,782	1,650	—	17,836
Depreciation and amortization	—	—	11,327	1,128	—	12,455
Provision for doubtful accounts	—	—	2,282	1,519	—	3,801
Interest expense, net	(2)	14,087	513	(105)	—	14,493
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Foreign currency transaction loss	—	—	—	10	—	10
Loss on foreign currency derivative contracts	—	116	—	—	—	116
Intercompany expenses	7	—	—	19,876	(19,883)	—
Total expenses	690	14,602	123,482	38,257	(19,883)	157,148
(Loss) income before income taxes	(3,347)	(2,767)	13,045	3,405	(10,947)	(611)
Income tax (benefit) expense	—	1,186	1,120	16	144	2,466
Net (loss) income	(3,347)	(3,953)	11,925	3,389	(11,091)	(3,077)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,439)	(1,439)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(3,347)	(3,953)	11,925	3,389	(12,530)	(4,516)
Unrealized comprehensive income (loss):	—	1,296	—	(155)	—	1,141
Comprehensive (loss) income	(3,347)	(2,657)	11,925	3,234	(11,091)	(1,936)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(1,411)	(1,411)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(3,347)	$(2,657)	$11,925	$3,234	$(12,502)	$(3,347)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2011

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(3,347)	$(3,953)	$11,925	$3,389	$(11,091)	$(3,077)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	9,816	1,013	—	10,829
Amortization	—	—	1,511	115	—	1,626
Deferred rent expense	—	—	229	60	—	289
Deferred income taxes	—	527	1,209	188	44	1,968
Stock-based compensation	680	—	—	—	—	680
Provision for doubtful accounts	—	—	2,282	1,519	—	3,801
Gain on the sale of property and equipment	—	—	(8)	—	—	(8)
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Loss on foreign currency transactions	—	—	—	49	—	49
Loss on foreign currency derivative contracts	—	116	—	—	—	116
Amortization of debt discount	—	192	—	—	—	192
Amortization of loan costs	—	1,014	—	—	—	1,014
Equity interest in net loss (earnings) of joint ventures	2,657	(11,629)	(1,726)	1	10,947	250
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(10,863)	(4,734)	—	(15,597)
Income taxes payable	—	635	(89)	(814)	(69)	(337)
Inventories and other current assets	—	—	(681)	4	—	(677)
Prepaid expenses	—	(57)	806	16	—	765
Intercompany payable / receivable	(276)	2,393	(5,776)	3,490	169	—
Accounts payable	—	(237)	3,715	(634)	—	2,844
Accrued expenses	—	10,776	3,213	(102)	—	13,887
Net cash (used in) provided by operating activities	(286)	(223)	15,329	3,560	—	18,380
Cash flows from investing activities
Purchases of property and equipment	—	—	(10,878)	(535)	—	(11,413)
Acquisition of medical practices	—	—	(47,500)	5,396	—	(42,104)
Proceeds from the sale of property and equipment	—	—	5	—	—	5
Repayments from (loans to) employees	—	—	147	(12)	—	135
Intercompany notes to / from affiliates	—	—	—	—	—	—
Contribution of capital to joint venture entities	—	(47,500)	—	—	47,500	—
Distributions received from joint venture entities	—	372	1,728	—	(1,800)	300
Proceeds from sale of equity interest in a joint venture	—	—	312	—	—	312
Payment of foreign currency derivative contracts	—	(552)	—	—	—	(552)
Change in other assets and other liabilities	5	3	(100)	32	—	(60)
Net cash provided by (used in) investing activities	5	(47,677)	(56,286)	4,881	45,700	(53,377)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $625)	—	49,375	—	26	—	49,401
Principal repayments of debt	—	—	(2,433)	(23)	—	(2,456)
Repayments of finance obligation	—	—	(13)	—	—	(13)
Proceeds from equity contribution	3	—	47,500	—	(47,500)	3
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(923)	(923)
Payments of loan costs	—	(1,534)	—	—	—	(1,534)
Cash distributions to shareholders	—	—	—	(2,723)	2,723	—
Net cash provided by (used in) financing activities	3	47,841	45,054	(2,720)	(45,700)	44,478
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
Net (decrease) increase in cash and cash equivalents	(278)	(59)	4,097	5,718	—	9,478
Cash and cash equivalents, beginning of period	279	80	8,637	4,981	—	13,977
Cash and cash equivalents, end of period	$1	$21	$12,734	$10,699	$—	$23,455

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  This section of this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. These statements may be identified by the use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “should”, or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q in the section titled “Risk Factors” and in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this Form 10-Q. References in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and “the Company and Parent” are references to Radiation Therapy Services Holdings, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise. References in this Quarterly Report on Form 10-Q to “our treatment centers” refer to owned, managed and hospital based treatment centers.

Overview

We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation, Intensity Modulated Radiation Therapy (“IMRT”), as well as newer, more technologically-advanced procedures. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and, as of March 31, 2012 we provided radiation therapy services in 126 treatment centers. Most of our treatment centers are strategically clustered into 28 local markets in 15 states, including Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia and 30 treatment centers are operated in Latin America, Central America, Mexico and the Caribbean and one center located in India. Of these 126 treatment centers, 37 treatment centers were internally developed, 82 were acquired, two were transitioned from hospital-based treatment centers to freestanding treatment centers and five involve hospital-based treatment centers and other groups. We have continued to expand our affiliation with physician specialties in closely related areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an Integrated Cancer (“ICC”) model.

On October 19, 2007, our wholly owned subsidiary, RTS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). Upon completion of the Merger, each share of RTS’s common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments’ management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the “Closing”). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar Capital Partners, Inc. and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. At March 31, 2012, Vestar and its affiliates currently control approximately 81% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS’s common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (Class B and C non-voting equity units) from an equity pool representing up to 13% of the common equity value of RT Investments, which as of March 31, 2012 was 12.1%. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments.

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the three months ended March 31, 2012 and 2011.

	Year Ended December 31,	Three Months Ended March 31,
Domestic U.S.	2011	2012	2011
Payer
Medicare	44.9%	43.8%	47.3%
Commercial	50.9	52.2	48.4
Medicaid	2.8	3.0	2.7
Self pay	1.4	1.0	1.6
Total net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 3.0% of our net patient service revenue for the three months ended March 31, 2012.

In the final Medicare 2012 Physician Fee Schedule, CMS indicated that the primary impacts to specialties were due to the third year of the four-year transition to the utilization of the new Physician Practice Information Survey (PPIS) data and the rebasing of the Medicare Economic Index. However, changes also occurred between the 2012 Proposed and Final Physician Fee Schedule that relate to American Medical Association Relative Value Scale Update Committee, (“AMA RUC”) recommendations on certain radiation oncology codes. Because these changes were not included in the 2012 Proposed Physician Fee Schedule, CMS listed the updated values for these codes as “interim” and provided a 60-day period for comment. To date, subsequent CMS notices and updates have not addressed this issue. CMS is expected to include the final transitional year of PPIS data in the CY 2013 Physician Fee Schedule Rule.

The 2012 Physician Fee Schedule includes reductions in RVUs for many of the Company’s treatment codes. As a result, payment rates are expected to decline approximately 7% for the Company’s Medicare and Medicare linked revenues and it is anticipated that a similar decline will occur in 2013.

Medicare reimbursement rates for all procedures under Medicare also are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the sustainable growth rate (“SGR”). On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout the year by passing several pieces of legislation. Additionally, in June 2010, Congress passed a 2.2% increase. The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of 2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, and then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012. If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the reimbursement decrease is currently scheduled to take effect on January 1, 2013.

In addition, the Joint Select Committee on Deficit Reduction (“JSC”) was created under the Budget Control Act of 2011 and signed into law on August 2, 2011. Under the law, unless the JSC could achieve $1.2 trillion in savings, an across-the-board sequestration would occur on January 2, 2013, and each subsequent year through 2021, to achieve $1.2 trillion in savings. On November 21, 2011, the JSC released a statement indicating the committee would be unable to reach agreement, thereby clearing the way for the sequestration process. Unless Congress acts to reverse the cuts, Medicare providers would be cut under the sequestration process by 2 percent each year relative to baseline spending through 2021.

Commercial

Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 98% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the three months ended March 31, 2012 approximately 2% of our net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

•                                          Increased costs associated with development and optimization of our internal infrastructure; and

•                                          Healthcare reform.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Domestic U.S.	2012	2011 *	% Change

Number of treatment days	64	64

Total RVU’s — freestanding centers	2,932,832	3,093,311	-5.2%

RVU’s per day — freestanding centers	45,826	48,333	-5.2%

Percentage change in RVU’s per day — freestanding centers — same practice basis	-5.4%	7.4%

Total treatments — freestanding centers	125,316	122,556	2.3%

Treatments per day — freestanding centers	1,958	1,915	2.3%

Percentage change in revenue per treatment — freestanding centers — same practice basis	-2.8%	3.0%

Percentage change in treatments per day — freestanding centers — same practice basis	2.1%	-1.5%

Number of regions at period end (global)	9	9

Number of local markets at period end	28	28

Treatment centers - freestanding (global)	121	112	8.0%
Treatment centers — hospital / other groups (global)	5	6	-16.7%

	126	118	6.8%

Days sales outstanding at quarter end	39	40

Percentage change in freestanding revenues — same practice basis	-0.8%	3.1%

Net patient service revenue — professional services only (in thousands)	$48,735	$42,097

* Excludes the impact of the termination of a capitated contract in Las Vegas, Nevada

The following table summarizes key operating statistics of our results of operations for our international operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
International	2012	2011**	% Change

Number of treatments

2-D treatments	1,359	1,354

3-D treatments	2,023	1,588

IMRT / IGRT treatments	436	312

Total	3,818	3,254	17.3%

** includes full period operating statistics, including period prior to our acquisition on March 1, 2011

International

Medical Developers’ net patient service revenue were $20.2 million for the three months ended March 31, 2012 which represents a $4.9 million or 32.0.% increase from the $15.3 million for the same period in 2011 (including the two months prior to our acquisition on March 1, 2011).  Total revenue was positively impacted by $1.5 million of revenue from the acquisition of four radiation treatment facilities in November 2011, and the opening of new treatment centers in San Juan, Argentina and San Salvador, El Salvador in February and March 2011, respectively.  In addition, we experienced growth in the number of new patient treatments initiated during the quarter by 564 versus the same three months in 2011, of which 303 pertained to the acquired operations in November 2011.  The trend toward more clinically-advanced treatments continued during the quarter with an increase in the number of higher-revenue 3D and IMRT treatments.

Facility gross profit increased $2.8 million, or 32.2% from $8.7 million to $11.5 million for the three months ended March 31, 2012 as compared to the same period in 2011.  Facility-level gross profit as a percentage of net patient service revenue increased from 56.9% to 57.1%.  Increases in compensation and incremental depreciation expense relating to our continued growth and investment in Latin America was offset by decreases in repairs, maintenance and other operating costs, to include lower outsourcing of scans as a result of recent equipment purchases.

The following table presents summaries of our results of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Revenues:
Net patient service revenue	$175,548	98.9%	$155,083	99.1%
Other revenue	1,897	1.1	1,454	0.9

Total revenues	177,445	100.0	156,537	100.0

Expenses:
Salaries and benefits	93,843	52.9	80,899	51.7
Medical supplies	15,460	8.7	12,491	8.0
Facility rent expenses	9,590	5.4	7,823	5.0
Other operating expenses	8,701	4.9	7,458	4.8
General and administrative expenses	19,682	11.1	17,836	11.4
Depreciation and amortization	15,196	8.6	12,455	8.0
Provision for doubtful accounts	5,061	2.9	3,801	2.4
Interest expense, net	17,555	9.9	14,493	9.3
Gain on fair value adjustment of previously held equity investment	—	—	(234)	-0.1
Foreign currency transaction loss	49	—	10	—
Loss on foreign currency derivative contracts	594	0.3	116	0.1

Total expenses	185,731	104.7	157,148	100.6

Loss before income taxes	(8,286)	-4.7	(611)	-0.6
Income tax expense	110	0.1	2,466	1.6

Net loss	(8,396)	-4.8	(3,077)	-2.2

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,153)	-0.6	(1,439)	-0.9

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(9,549)	-5.4%	$(4,516)	-3.1%

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues

Net patient service revenue. For the three months ended March 31, 2012 and 2011, net patient service revenue comprised 98.9% and 99.1%, respectively, of our total revenues.  In our net patient service revenue for the three months ended March 31, 2012 and 2011, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 27.5% and 26.9%, respectively, of our total revenues.

Other revenue. For the three months ended March 31, 2012 and 2011, other revenue comprised approximately 1.1% and 0.9%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $20.9 million, or 13.4%, from $156.5 million for the three months ended March 31, 2011 to $177.4 million for the three months ended March 31, 2012. Total revenue was positively impacted by $24.2 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2011 and 2012 through the acquisition of several urology, medical oncology and surgery practices in Florida, North and South Carolina, California and the acquisition of physician radiation practices in California, Florida, North Carolina and the acquisition of 30 physician practices in Latin America, Central America and the Caribbean, the opening of one de novo center and an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site and two hospital professional services arrangements transitioned to freestanding as follows:

Date	Sites	Location	Market	Type

March 2011	26	Latin America, Central America, Mexico and the Caribbean	International	Acquisition

June 2011	1	London, Kentucky	Central Kentucky	Hospital-based / other groups

August 2011	1	Andalusia, Alabama	Southeastern Alabama	De Novo

August 2011	1	Redding, California	Northern California	Acquisition

September 2011	2	Broward County — Florida	Broward County — Florida	Hospital-based / other groups

November 2011	4	Latin America	International	Acquisition

December 2011	2	Goldsboro and Sampson, North Carolina	Eastern North Carolina	Acquisition

February 2012	1	Asheville, North Carolina	Western North Carolina	Acquisition

March 2012	2	Broward County — Florida	Broward County — Florida	Transition from Hospital-based to freestanding

March 2012	1	Lakewood Ranch — Florida	Sarasota/Manatee Counties — Florida	Acquisition

Revenue from CMS for the 2012 PQRI program increased approximately $0.5 million offset by a decrease in our existing local markets and practices by approximately $3.8 million, including a $1.6 million reduction relating to non-renewal of the capitated contracts in our Las Vegas, Nevada market.  The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2012 physician fee schedule which were partially offset by increased managed care pricing and organic growth.  We continue to see stable patient volumes for the period and our percentage change in treatments per day at our freestanding centers on a same practice basis (excluding the impact of the termination of a capitated contract in Las Vegas, Nevada) was 2.1%.

Expenses

Salaries and benefits. Salaries and benefits increased by $12.9 million, or 16.0%, from $80.9 million for the three months ended March 31, 2011 to $93.8 million for the three months ended March 31, 2012. Salaries and benefits as a percentage of total revenues increased from 51.7% for the three months ended March 31, 2011 to 52.9% for the three months ended March 31, 2012.  Additional staffing of personnel and physicians due to our expansion in urology, medical oncology and surgery practices in southwest Florida, North and South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011 contributed $12.8 million to our salaries and benefits.  For existing practices and centers within our local markets, salaries and benefits increased $0.1 million due to increased salaries related to our physician liaison program and the expansion of our executive team offset by decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies increased by $3.0 million, or 23.8%, from $12.5 million for the three months ended March 31, 2011 to $15.5 million for the three months ended March 31, 2012. Medical supplies as a percentage of total revenues increased from 8.0% for the three months ended March 31, 2011 to 8.7% for the three months ended March 31, 2012. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $1.9 million of the increase was related to our expansion in urology, medical oncology and surgery practices in southwest Florida, North and South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $1.1 million as we continue to see stable patient volumes and treatment counts in our existing local markets.  These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.8 million, or 22.6%, from $7.8 million for the three months ended March 31, 2011 to $9.6 million for the three months ended March 31, 2012. Facility rent expenses as a percentage of total revenues increased from 5.0% for the three months ended March 31, 2011 to 5.4% for the three months ended March 31, 2012. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $1.1 million of the increase was related to our expansion in urology, medical oncology and surgery practices in southwest Florida, North and South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In March 2012 we paid approximately $0.4 million to terminate a lease for our Beverly Hills, California office we closed in March 2011. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.3 million.

Other operating expenses. Other operating expenses increased by $1.2 million or 16.7%, from $7.5 million for the three months ended March 31, 2011 to $8.7 million for the three months ended March 31, 2012.  Other operating expense as a percentage of total revenues increased from 4.8% for the three months ended March 31, 2011 to 4.9% for the three months ended March 31, 2012.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $1.4 million of the increase was related to our expansion in urology, medical oncology and surgery practices in southwest Florida, North and South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011, offset by a decrease of approximately $0.2 million in our remaining practices and centers in existing local markets, primarily as a result of a decrease in operating leases on certain of our medical equipment and contract labor for radiation therapists.

General and administrative expenses. General and administrative expenses increased by $1.9 million or 10.3%, from $17.8 million for the three months ended March 31, 2011 to $19.7 million for the three months ended March 31, 2012. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 11.4% for the three months ended March 31, 2011 to 11.1% for the three months ended March 31, 2012.  The increase of $1.8 million in general and administrative expenses was due to an increase of approximately $2.7 million relating to our expansion in urology, medical oncology and surgery practices in southwest Florida, North and South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012. An increase of approximately $0.5 million in litigation settlements with certain physicians offset by a decrease of approximately $1.0 million in diligence costs relating to acquisitions and potential acquisitions of physician practices and a decrease of approximately $0.3 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization increased by $2.7 million, or 22.0%, from $12.5 million for the three months ended March 31, 2011 to $15.2 million for the three months ended March 31, 2012. Depreciation and amortization expense as a percentage of total revenues increased from 8.0% for the three months ended March 31, 2011 to 8.6% for the three months ended March 31, 2012.  The increase of $2.7 million in depreciation and amortization was due to an increase of approximately $1.0 million relating to our expansion in urology, medical oncology and surgery practices in southwest Florida, North and South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.8 million and $0.9 million increase due to the amortization of our trade name.

Provision for doubtful accounts. The provision for doubtful accounts increased by $1.3 million, or 33.1%, from $3.8 million for the three months ended March 31, 2011 to $5.1 million for the three months ended March 31, 2012.  The provision for doubtful accounts as a percentage of total revenues increased from 2.4% for the three months ended March 31, 2011 to 2.9% for the three months ended March 31, 2012.  The increase in our provision for doubtful accounts as a percentage of revenue is primarily due to the increase in revenues from our integrated cancer care practices as well as continued increases in the patient responsibility portion of our revenues as a result of higher co-pays and deductibles.

Interest expense, net. Interest expense, increased by $3.1 million, or 21.1%, from $14.5 million for the three months ended March 31, 2011 to $17.6 million for the three months ended March 31, 2012. The increase is primarily attributable to an increase of approximately $2.0 million of interest as a result of the additional senior subordinated notes issued in March 2011 and the additional amortization of deferred financing costs and original issue discount costs of approximately $0.3 million related thereto and approximately $0.3 million of interest related to international debt, and an increase in our interest rate swap expense of approximately $0.4 million.

Gain on fair value adjustment of previously held equity investment. As result of the acquisition of MDLLC, in which we acquired an effective ownership interest of approximately 91.0% on March 1, 2011, we recorded a gain of approximately $0.2 million to adjust our initial investment in the joint venture to fair value.

Loss on foreign currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.  We maintain four foreign currency derivative contracts which mature on a quarterly basis. For the three months ended March 31, 2012 and 2011, the expiration of the March 31, 2011 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.6 million and $0.1 million, respectively.

Income taxes.  Our effective tax rate was (1.3)% in the first quarter of fiscal 2012 and (403.6)% in the first quarter of fiscal 2011. The change in the effective rate for the first quarter of 2012 compared to the same period of the year prior is primarily the result of the reduction of the deferred tax liability on the amount of goodwill and trade name impaired in the third quarter of 2011, the benefit related to the termination of the interest swap, the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit from losses that are not more likely than not to be realized.  On an absolute dollar basis, the expense for income taxes decreased to $0.1 million for the first quarter of 2012 compared to an income tax expense of $2.5 million in the same period of 2011. Our tax expense decreased primarily due to the reduction of the deferred tax liability on amount of goodwill and trade name impaired in the third quarter of 2011, the benefit related to the termination of the interest swap and the expense resulting from the non-US tax expense associated with foreign subsidiaries acquired in March 2011.

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

Net loss. Net loss increased by $5.3 million, from $3.1 million in net loss for the three months ended March 31, 2011 to $8.4 million net loss for the three months ended March 31, 2012.  Net loss represents 2.2% of total revenues for the three months ended March 31, 2011 and 4.8% of total revenues for the three months ended March 31, 2012.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  30 of our 126 radiation treatment centers are located in Florida.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the three month periods ended March 31, 2011 and 2012 was $18.4 million and $18.8 million, respectively.

Net cash provided by operating activities increased by $0.4 million from $18.4 million in the three month period ended March 31, 2011 to $18.8 million for the three month period ended March 31, 2012 predominately due to our cash management procedures and improvements in our accounts payable administration. We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 40 days to 39 days.

Cash at March 31, 2012 held by our foreign subsidiaries was $4.9 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business. We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the three month periods ended March 31, 2011 and 2012 was $53.4 million and $30.6 million, respectively.

Net cash used in investing activities decreased by $22.8 million from $53.4 million for the three month period ended March 31, 2011 to $30.6 million for the three month period ended March 31, 2012.  In 2012, net cash used in investing activities was impacted by approximately $0.9 million in cash paid for the assets of a radiation oncology practice and a urology group located in Asheville, North Carolina in February 2012 and approximately $21.9 million in cash paid for the assets of a radiation oncology practice and two urology groups located in Sarasota/Manatee counties in Southwest Florida in March 2012.  During 2012, we entered into foreign exchange option contract expiring on March 27, 2013 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. The cost of the option contract, was approximately $0.3 million. In 2011, net cash used in investing activities was impacted by approximately $42.1 million (net of acquired cash of approximately $5.4 million) related to the purchase of the remaining (i) 67% interest in a joint venture that holds a majority equity interest in and manages 25 radiation therapy treatment centers in South America, Central America and the Caribbean (including the purchase of equity units in the underlying operating subsidiaries) and (ii) a 61% interest in a joint venture that operates a treatment center in Guatemala, on March 1, 2011. During 2011, we entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. The cost of the option contracts, were approximately $0.6 million.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three month periods ended March 31, 2011 and 2012 was $44.5 million and $14.0 million, respectively.

Net proceeds from revolving credit facility during the first quarter of 2012 of $20.0 million was predominately used for the purchase of the assets of a radiation oncology practice and two urology groups located in Sarasota/Manatee counties in Southwest Florida in March 2012. In January 2011, we received the Commitment Letter from DDJ Capital Management, LLC to purchase an aggregate principal amount of $50 million of 9 7/8% Senior Subordinated Notes due 2017 to be issued by RTS.  On March 1, 2011, we issued $50 million of the new notes.  The proceeds of $48.5 million were used (i) to fund the MDLLC acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition.  We incurred approximately $1.5 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers’ discount of $0.6 million. We also had partnership distributions from non-controlling interests of approximately $0.9 million in 2011 and 2012.

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

On April 20, 2010, we consummated a debt offering (“Offering”) in an aggregate principal amount of $310.0 million of 9 7/8% senior subordinated notes due 2017, and repaid our existing $175.0 million in aggregate principal amount 13.5% senior subordinated notes due 2015, including accrued and unpaid interest of approximately $6.4 million and the call premium of approximately $5.3 million.  The remaining proceeds from the Offering were used to pay down $74.8 million of the Term Loan B and $10.0 million of the Revolver.  A portion of the proceeds of the Offering was placed in a restricted account pending application to finance certain acquisitions, including the acquisitions of a radiation treatment center and physician practices in South Carolina, which were consummated on May 3, 2010.  We incurred approximately $11.9 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the Offering, including the initial purchasers’ discount of $1.9 million.

In April 2010, we incurred approximately $10.9 million in early extinguishment of debt as a result of the prepayment of the $175.0 million in senior subordinated notes, which included the call premium payment of approximately $5.3 million, the write-offs of $2.5 million in deferred financing costs and $3.1 million in original issue discount costs.

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

•                  limits our ability to pay dividends on its capital stock; and

•                  contains customary events of default, including an event of default upon a change in control.

The senior secured credit facility requires that we comply with certain financial covenants, including:

	Requirement at March 31, 2012	Level at March 31, 2012

Maximum permitted consolidated leverage ratio	<5.75 to 1.00	5.36 to 1.00

Minimum permitted consolidated interest coverage ratio	>2.00 to 1.00	2.35 to 1.00

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

The senior secured credit facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of March 31, 2012.

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

On September 30, 2011, we entered into an incremental amendment (the “Incremental Amendment”) with Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders and SunTrust Bank, as incremental lender.  The Incremental Amendment amends the senior secured credit facility.  Under the terms of the Incremental Amendment, SunTrust Bank agreed to lend an aggregate amount up to $50 million, which was used for general corporate purposes.

Senior Secured Second Lien Notes

On May 10, 2012, we completed our previously announced offering of $350.0 million in aggregate principal amount of its 8 7/8% Senior Secured Second Lien Notes due 2017 (the “Notes”) by issuing the Notes in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

The Notes were issued pursuant to an indenture, dated May 10, 2012 (the “Indenture”), the Company, the guarantors signatory thereto and Wilmington Trust, National Association, governing the Notes. The Notes are senior secured second lien obligations of the Company and are guaranteed on a senior secured second lien basis by the Company, and each of our domestic subsidiaries to the extent such guarantor is a guarantor of the Company’s obligations under the Revolving Credit Facility (as defined below).

In connection with the issuance of the Notes, on May 10, 2012, we also entered into a registration rights agreement relating to the Notes, pursuant to which we have agreed to use our reasonable best efforts to file with the Securities and Exchange Commission and cause to become effective a registration statement with respect to a registered offer to exchange the Notes for new notes, with terms substantially identical in all material respects to the Notes.

Interest is payable on the Notes on each May 15 and November 15, commencing November 15, 2012. We may redeem some or all of the Notes at any time prior to May 15, 2014 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, and an applicable make-whole premium. On or after May 15, 2014, we may redeem some or all of the Notes at redemption prices set forth in the Indenture. In addition, at any time prior to May 15, 2014, we may redeem up to 35% of the aggregate principal amount of the Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

The Indenture contains covenants that, among other things, restrict the ability for us, and certain of our subsidiaries to incur, assume or guarantee additional indebtedness; pay dividends or redeem or repurchase capital stock; make other restricted payments; incur liens; redeem debt that is junior in right of payment to the Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into mergers or consolidations; and enter into transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications. In addition, in certain circumstances, if the Company sells assets or experiences certain changes of control, it must offer to purchase the Notes.

We used the proceeds to repay our existing senior secured revolving credit facility and the Term Loan B portion of our senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility described below, and to pay related fees and expenses. Any remaining net proceeds will be used for general corporate purposes.

Credit Agreement

On May 10, 2012, we also entered into the Credit Agreement (the “Credit Agreement”) among Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

The credit facilities provided under the Credit Agreement consist of a revolving credit facility providing for up to $140 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility”).  We may increase the aggregate amount of revolving loans by an amount not to exceed $10 million in the aggregate.  The Revolving Credit Facility will mature in 4-years and 5-months.

Loans under the Revolving Credit Facility are subject to the following interest rates:

(a)           for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period appearing on Reuters Screen LIBOR01 Page as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (ii) an applicable margin based upon a total leverage pricing grid; and

(b)           for loans which are base rate loans, (i) the greatest of (A) the Administrative Agent’s prime lending rate at such time, (B) the overnight federal funds rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin based upon a total leverage pricing grid.

We will pay certain recurring fees with respect to the Revolving Credit Facility, including (i) fees on the unused commitments of the lenders under the Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) for us and certain of our subsidiaries to:  incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Notes; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of our subsidiaries to make distributions, advances and asset transfers.  In addition, under the Revolving Credit Facility, we will be required to comply with a specific first lien leverage ratio.

The Revolving Credit Facility contains customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross-default to other material indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation and a change of control.

As of the Closing Date, the obligations under the Revolving Credit Facility are guaranteed by us and each direct and indirect, domestic subsidiaries.

The Revolving Credit Facility and any interest rate protection and other hedging arrangements provided by any lender party to the Revolving Credit Facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of the Company’s and each guarantor’s tangible and intangible assets (subject to certain exceptions).

We believe available borrowings under our credit facilities, together with our cash flows from operations, will be sufficient to fund our currently anticipated operating requirements. To the extent available borrowings and cash flows from operations are insufficient to fund future requirements, we may be required to seek additional financing through additional increases in our senior secured credit facilities, negotiate additional credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase our senior secured credit facilities, secure additional bank borrowings or lease line of credit or complete additional debt or equity financings on terms favorable to us or at all. Our ability to meet our funding needs could be adversely affected if we experience a decline in our results of operations, or if we violate the covenants and other restrictions to which we are subject under our senior secured credit facilities.

Finance Obligation

We lease certain of our treatment centers (each, a “facility” and, collectively, the “facilities”) and other properties from partnerships that are majority-owned by related parties (each, a “related party lessor” and, collectively, the “related party lessors”). See “Certain Relationships and Related Party Transactions.” The related party lessors construct the facilities in accordance with our plans and specifications and subsequently lease these facilities to us. Due to the related party relationship, we are considered the owner of these facilities during the construction period pursuant to the provisions of Accounting Standards Codification (“ASC”) 840-40, “Sale-Leaseback Transactions” (“ASC 840-40”). In accordance with ASC 840-40, we record a construction in progress asset for these facilities with a corresponding finance obligation during the construction period. These related parties guarantee the debt of the related party lessors, which is considered to be “continuing involvement” pursuant to ASC 840-40. Accordingly, these leases did not qualify as a normal sale-leaseback at the time that construction was completed and these facilities were leased to us. As a result, the costs to construct the facilities and the related finance obligation are recorded on our consolidated balance sheets after construction was completed. The construction costs are included in “Real Estate Subject to Finance Obligation” in the condensed consolidated balance sheets and the accompanying notes, included in this Annual Report on Form 10-K. The finance obligation is amortized over the lease during the construction period term based on the payments designated in the lease agreements.

As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, we derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, we entered into a new master lease arrangement with the landlord on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. During 2011 the related party lessors completed construction of 2 properties. Upon completion we entered into a new master lease arrangement with the related party lessors for these 2 properties as well as an existing property. The initial term of the new master lease arrangement is 15 years with four 5 year renewal options.  Annual payments, including executory costs, total approximately $0.7 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. The amount of finance obligations related to properties that have not been derecognized as well as one property under development as of March 31, 2012 and December 31, 2011 was $14.3 million.

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

Acquisitions and Developments

The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,		Three Months Ended March 31,
	2010	2011	2012
Treatment centers at beginning of period	97	95	127
Internally developed	2	1	—
Transitioned to freestanding	—	—	2
Internally (consolidated / closed / sold)	(5)	(5)	(1)
Acquired	2	33	2
Hospital-based / other groups	(1)	3	(2)
Hospital-based (ended / transitioned)	—	—	(2)

Treatment centers at period end	95	127	126

Number of regions at period end	8	9	9

Number of local markets at period end	28	28	28

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

On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company consummated these acquisitions for a combined purchase price of approximately $82.7 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of RT Investments’ non-voting preferred equity units and 258,955 units of RT Investments’ class A equity units totaling approximately $16.25 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.05 million to the seller and an estimated contingent earn out payment totaling $2.3 million, and issuance of real estate located in Costa Rica totaling $0.6 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units.

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

In August 2011, we completed a replacement de novo radiation treatment facility in Alabama. This facility replaces an existing radiation treatment facility in which we are now providing consult services.

On August 29, 2011, we acquired the assets of a radiation treatment center located in Redding, California, for approximately $9.6 million. The acquisition of the Redding facility further expands our presence into the Northern California market.

In September 2011, we entered into a professional services agreement with a hospital district in Broward County, Florida to provide professional services at two sites within the hospital district. In March 2012, we entered into a license agreement with the North Broward Hospital District to license the space and equipment and assume responsibility for the operation of the two radiation therapy departments at Broward General Medical Center and North Broward Medical Center as part of our value added services offering.  The license agreement runs for an initial term of ten years, with three separate five year renewal options.  We recorded approximately $4.3 million in capital lease obligations relating the portion of the license agreement for the use of the equipment.

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

On December 22, 2011, the Company acquired the interest in an operating entity which operates two radiation treatment centers in located in North Carolina, for approximately $6.3 million, including an earn-out provision of approximately $0.4 million contingent upon maintaining a certain level of patient volume. The acquisition of the two radiation treatment centers further expands the Company’s presence into the eastern North Carolina market.

During 2011, the Company acquired the assets of several physician practices in Florida and the non-professional practice assets of several North Carolina physician practices for approximately $0.4 million. The physician practices provide synergistic clinical services to our patients in the respective markets in which we provide radiation therapy treatment services.

On February 6, 2012, we acquired the assets of a radiation oncology practice and a urology group located in Asheville, North Carolina for approximately $0.9 million.  The acquisition of the radiation oncology practice and the urology group, further expands the Company’s presence in the Western North Carolina market and builds on the Company’s integrated cancer care model.

In March 2012, we entered into a license agreement with the North Broward Hospital District to license the space and equipment and assume responsibility for the operation of the two radiation therapy departments at Broward General Medical Center and North Broward Medical Center as part of our value added services offering.  The license agreement runs for an initial term of ten years, with three separate five year renewal options.  We recorded approximately $4.3 million in capital lease obligations relating the portion of the license agreement for the use of the equipment.

On March 30, 2012, we acquired the assets of a radiation oncology practice for $26.0 million and two urology groups located in Sarasota/Manatee counties in Southwest Florida for approximately $1.6 million, for a total purchase price of approximately $27.6 million, comprised of $21.9 million in cash and assumed capital lease obligation of approximately $5.7 million.  The acquisition of the radiation oncology practice and the two urology groups, further expands the Company’s presence in the Sarasota/Manatee counties and builds on the Company’s integrated cancer care model.

During 2012, we acquired the assets of several physician practices in Florida for approximately $0.4 million. The physician practices provide synergistic clinical services and an integrated cancer care service to our patients in the respective markets in which we provide radiation therapy treatment services.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of comprehensive loss from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

During the first quarter of 2011, we closed two treatment facilities in California, one in Beverly Hills and the other facility in Corona. In addition we are no longer treating at our Gilbert Arizona facility and we are using the center for our other specialty practices for office visits and consults.

In July 2011, we closed a radiation treatment facility in Las Vegas, Nevada.

In January 2012 we ceased provision of professional services at our Lee County — Florida hospital based treatment center.

In February 2012 we closed a radiation treatment facility in Owings Mills, Maryland.

In March 2012 we terminated our arrangement to provide professional services at a hospital in Seaford, Delaware.

As of March 31, 2012, we have one replacement de novo radiation treatment center project in process in Michigan and four additional de novo radiation treatment centers located in New York, Bolivia and two in Argentina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

We have been selected by a consortium of leading New York academic medical centers (including Memorial Sloan-Kettering Cancer Center, Beth Israel Medical Center/Continuum Health System, NYU Langone Medical Center, Mt. Sinai Medical Center, and Montefiore Medical Center) to serve as the developer and manager of a proton beam therapy center to be constructed in Manhattan. The project is in the final stages of certificate of need approval. We expect to invest approximately $10,000,000 in the project and will have an approximate 28.5% ownership interest. We will also receive a management fee of 5% of collected revenues. In connection with our role as manager, we have accounted for our interest in the center as an equity method investment. The center is expected to commence operations in mid-2016.

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

Variable Interest Entities

We evaluate certain of our radiation oncology practices in order to determine if they are variable interest entities (“VIE”). This evaluation resulted in determining that certain of our radiation oncology practices were potential variable interests. For each of these practices, we have determined (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. ASC 810, “Consolidation” (“ASC 810”), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of our radiation oncology practices are variable interest entities and we have a variable interest in certain of these practices through our administrative services agreements. Pursuant to ASC 810, through our variable interests in these practices, we have the power to direct the activities of these practices that most significantly impact the entity’s economic performance and we would absorb a majority of the expected losses of these practices should they occur. Based on these determinations, we have included these radiation oncology practices in our condensed consolidated financial statements for all periods presented. All significant intercompany accounts and transactions have been eliminated.

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

During the three months ended March 31, 2012 and 2011, approximately 47% and 50%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”) requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In 2009, we determined that a valuation allowance of $3.4 million was appropriate under the provisions of ASC 740. This valuation allowance of $3.4 million was against state deferred tax assets. Primarily because of the current year taxable loss as of December 31, 2010, we determined that the valuation allowance should be $17.6 million, consisting of $12.3 million against federal deferred tax assets and $5.3 million against state deferred tax assets. This represents an increase of $14.2 million in valuation allowance. Additional valuation allowance of $27.9 million has been recorded in 2011 consisting of $26.0 million against federal deferred tax assets and $1.9 million against state deferred tax assets

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We are subject to taxation in the United States, approximately 22 state jurisdictions, the Netherlands, India and throughout Latin America, namely, Argentina, Bolivia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which we are subject to tax are the United States, Florida and Argentina.

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

New Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,(ASU 2011-04), which amends the FASB Accounting Standards Codification to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. We adopted ASU 2011-04 on January 1, 2012 which had no impact on the our condensed consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (ASU 2011-05). ASU 2011-05 amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (ASU 2011-12). ASU 2011-12 updates ASU 2011-05 by deferring requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-05 and ASU 2011-12 should be applied retrospectively. The amendments pursuant to both ASU 2011-05 and 2011-12 are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. We adopted ASU 2011-05 and 2011-12 in 2011.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, (ASU 2011-07). ASU 2011-07 amends the FASB Accounting Standards Codification to require health care entities that recognize significant amounts of patient service revenue at the time services are rendered even though they do not assess the patient’s ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. ASU 2011-07 is applied retrospectively and disclosures relating to ASU 2011-07 are applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. We have evaluated ASU 2011-07 and determined that the requirements of this ASU are not applicable to us as the ultimate collection of patient service revenue is generally determinable at the time of service, and therefore, the ASU had no impact on the our condensed consolidated financial position, results of operations or cash flows.

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

The swaps are derivatives and are accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreements, representing the estimated amount that we would pay to a third party assuming our obligations under the interest rate swap agreements terminated at March 31, 2012 and December 31, 2011, was approximately $1.0 million and $0.7 million, respectively. The estimated fair value of our interest rate swaps were determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

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

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of March 31, 2012, we have interest rate exposure on $179.4 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $1.8 million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact our results of operations. We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. On March 18, 2011, we entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods beginning April 1, 2011 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. On March 30, 2012, we entered into a foreign exchange option contract maturing on March 27, 2013 to replace the contract maturing on March 30, 2012. Because our Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, the adverse impact on net income from a weakening Argentine peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $1.2 million. With respect to a strengthening Argentine peso against the U.S. dollar versus inflationary expectations, the estimated favorable impact on net income for an Argentine peso that is 5%, 10% and 15% stronger than inflationary expectations, will be $(0.3) million, $0.3 million and $1.0 million to our consolidated results, respectively, which includes the cost of the option contracts. Under our foreign currency management program, we expect to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, we are targeting to cover approximately 70% of our forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. We do not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. Our current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss on foreign currency derivative contracts on the consolidated statements of comprehensive loss. For the three months ended March 31, 2012 and 2011, we incurred a loss of approximately $594,000 and $116,000, respectively relating to the fair market valuation of our foreign currency derivative program.

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

As of March 31, 2012, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  We believe that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision.  The specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of March 31, 2012.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K except for the additional risk factor relating to local business risks in different countries and foreign currency risk.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 44%, 48%, 48% and 47% of our net patient service revenue for the years ended December 31, 2009, 2010, 2011 and for the three months ended March 31, 2012, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid payment. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. The Centers for Medicare & Medicaid Services (“CMS”) can change these schedules and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

In the final Medicare 2012 Physician Fee Schedule, CMS indicated that the primary impacts to specialties were due to the third year of the four-year transition to the utilization of the new Physician Practice Information Survey (PPIS) data and the rebasing of the Medicare Economic Index. However, changes also occurred between the 2012 Proposed and Final Physician Fee Schedule that relate to American Medical Association Relative Value Scale Update Committee, (“AMA RUC”) recommendations on certain radiation oncology codes. Because these changes were not included in the 2012 Proposed Physician Fee Schedule, CMS listed the updated values for these codes as “interim” and provided a 60-day period for comment. To date, subsequent CMS notices and updates have not addressed this issue. CMS is expected to include the final transitional year of PPIS data in the CY 2013 Physician Fee Schedule Rule.

The 2012 Physician Fee Schedule includes reductions in RVUs for many of the Company’s treatment codes. As a result, payment rates are expected to decline approximately 7% for the Company’s Medicare and Medicare linked revenues and is anticipated that a similar decline will occur in 2013. Reductions beyond the amounts scheduled in 2012 and 2013 could have a material adverse effect to the Company’s operations and financial condition.

Medicare reimbursement rates for all procedures under Medicare also are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the sustainable growth rate (“SGR”). On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout the year by passing several pieces of legislation. Additionally, in June 2010, Congress passed a 2.2% increase. The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of 2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, and then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012. If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the reimbursement decrease currently scheduled to take effect on January 1, 2013, will have a significant adverse impact on our business.

In addition, the Joint Select Committee on Deficit Reduction (“JSC”) was created under the Budget Control Act of 2011 and signed into law on August 2, 2011. Under the law, unless the JSC could achieve $1.2 trillion in savings, an across-the-board sequestration would occur on January 2, 2013, and each subsequent year through 2021, to achieve $1.2 trillion in savings. On November 21, 2011, the JSC released a statement indicating the committee would be unable to reach agreement, thereby clearing the way for the sequestration process. Unless Congress acts to reverse the cuts, Medicare providers would be cut under the sequestration process by 2 percent each year relative to baseline spending through 2021, which could have an adverse impact on our business.

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

On March 26, 27 and 28, 2012, the United States Supreme Court heard oral arguments on three consolidated cases challenging the Health Care Reform Act on various grounds. Two key issues being considered by the Supreme Court are (i) the constitutionality of the “individual mandate” that would require individuals to purchase health insurance as of 2014 or be penalized and (ii) the expansion of Medicaid. The Supreme Court is expected to issue its ruling in the summer of 2012. A repeal of all or part of the Health Care Reform Act could have a major effect across all health care industry sectors depending on the nature of the Court’s ruling, such as affecting the number of patients with private health insurance in the future and current and proposed Medicare and Medicaid reimbursement programs. It may further prompt new Congressional efforts to reduce health care costs or to otherwise reform the country’s health care system. Consequently, we cannot predict the impact that the Court’s ruling or any future reforms may have on our business.

If payments by managed care organizations and other commercial payers decrease, our revenue and profitability could be adversely affected.

We estimate that approximately 55%, 51%, 51% and 52% of our net patient service revenue for the years ended December 31, 2009, 2010, 2011 and for the three months ended March 31, 2012, respectively, was derived from commercial payers such as managed care organizations and private health insurance programs as well as individuals. As of December 31, 2011, we have over 1,300 contracts with commercial payers. These commercial payers generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payer rates are generally higher than government program reimbursement rates, approximately fifteen percent of our commercial payer rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward certain additional managed care payers or Medicare or Medicaid reimbursements, then our revenue and profitability may decline and our operating margins will be reduced. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts as well as enter into new managed care contracts on terms favorable to us. Any inability to maintain suitable financial arrangements with commercial payers could have a material adverse impact on our business.

Increasingly, commercial payers are turning to third-party benefits managers to pre-certify radiation oncology services or develop payment-based treatment protocols. The failure to obtain such pre-certifications and adhere to such protocols can result in the payers’ denial of payment in whole or in part. While we are working with such benefits managers to assure compliance with their policies or to obtain modification of what we believe to be inappropriate policies, there can be an assurance that they will not have a material adverse effect on our business.

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

Our success is dependent upon our continuing ability to recruit, train and retain or affiliate with radiation oncologists, ICC physicians, physicists, dosimetrists and radiation therapists. While there is currently a national shortage of certain of these healthcare professionals, we have not experienced significant problems attracting and retaining key personnel and professionals in the recent past. We face competition for such personnel from other healthcare providers, research and academic institutions, government entities and other organizations. In the event we are unable to recruit and retain these professionals, such shortages could have a material adverse effect on our ability to grow. Additionally, many of our senior radiation oncologists, due to their reputations and experience, are very important in the recruitment and education of radiation oncologists. The loss of any such senior radiation oncologists or ICC physicians could negatively impact us.

Most of our radiation oncologists and other ICC physicians in the domestic U.S. are employed under employment agreements which, among other things, provide that they will not compete with us (or the professional corporations contracting with us) for a period of time after their employment terminates. Such covenants not to compete are enforced to varying degrees from state to state. In most states, a covenant not to compete will be enforced only to the extent that it is necessary to protect the legitimate business interest of the party seeking enforcement, that it does not unreasonably restrain the party against whom enforcement is sought and that it is not contrary to the public interest. This determination is made based upon all the facts and circumstances of the specific case at the time enforcement is sought. It is unclear whether our interests under our administrative services agreements will be viewed by courts as the type of protected business interest that would permit us or the professional corporations to enforce a non-competition covenant against the radiation oncologists. Since our success depends in substantial part on our ability to preserve the business of our radiation oncologists and other ICC physicians, a determination that these provisions are unenforceable could have a material adverse effect on us.

We depend on our senior management and we may be materially harmed if we lose any member of our senior management.

We are dependent upon the services of our senior management, especially Daniel E. Dosoretz, M.D., our Chief Executive Officer, President and a director on the Company’s board of directors, Daniel H. Galmarini, our Chief Technology Officer and Alejandro Dosoretz, President and Chief Executive Officer of Medical Developers, LLC (“MDLLC”). We have entered into executive employment and non-competition agreements with certain members of our senior management, including Dr. Dosoretz. Because many members of our senior management team have been with us for over 10 years and have contributed greatly to our growth, their services would be very difficult, time consuming and costly to replace. We carry key-man life insurance on Dr. Daniel Dosoretz. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave our employ, to compete with us or to reduce their involvement, could have a material adverse effect on our business.

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

We have $704.8 million of total debt outstanding. Subject to the limits contained in the indenture governing our notes and our senior secured credit facilities, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Radiation therapy is a highly competitive business in each market in which we operate. Our treatment centers face competition from hospitals, other medical practitioners and other operators of radiation treatment centers. There is a growing trend by hospitals to employ medical oncologists and other ICC physicians which generally results in such physicians referring their patients to the hospitals’ radiation facilities, rather than other free-standing facilities. There is also a growing trend of physicians in specialties other than radiation oncology, such as urology, entering the radiation treatment business. If these trends continue it could harm our referrals and our business. Certain of our competitors have longer operating histories and greater financial and other resources than us. In addition, in states that do not require a certificate of need for the purchase, construction or expansion of healthcare facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our centers, we may experience an overall decline in patient volume. In the event that we are not able to compete successfully, our business may be adversely affected and competition may make it more difficult for us to affiliate with or employ additional radiation oncologists on terms that are favorable to us.

We could be the subject of governmental investigations, claims and litigation.

Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring “qui tam”, or “whistleblower”, suits against companies that knowingly submit false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000, plus three times the amount of damages which the government sustains because of the submission of a false claim. In addition, if we are found to have violated the False Claims Act, we could be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and other facilities may receive, inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the OIG, CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position, results of operations and liquidity.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established the Recovery Audit Contractor (“RAC”) three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandated its nationwide expansion by 2010. CMS awarded contracts to four RACs that have implemented the permanent RAC program on a nationwide basis. In addition, the Health Care Reform Act mandated the expansion of the RAC program to Medicaid. State Medicaid agencies have also increased their review activities. Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.

We may be subject to actions for false claims, which could harm our business, if we do not comply with government coding and billing rules.

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 44%, 48%, 48% and 47% of our net patient service revenue for the years ended December 31, 2009, 2010, 2011 and for the three months ended March 31, 2012, respectively, consisted of payments from Medicare and Medicaid programs. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have not been errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

If we fail to comply with the federal anti-kickback statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could materially harm us.

A provision of the Social Security Act, commonly referred to as the federal anti-kickback statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The federal anti-kickback statute is very broad in scope, as remuneration includes the transfer of anything of value, in cash or in kind, directly or indirectly, overtly or covertly. Financial relationships covered by this statute can include any relationship where remuneration is provided for referrals including payments not commensurate with fair market value, whether in the form of space or equipment leases, professional or technical services or anything else of value. As it is an “intent-based” statute, as detailed in federal court precedent, one or both parties must intend the remuneration to be in exchange for or to induce referrals. Violations of the federal anti-kickback statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000, imprisonment of up to five years, civil penalties under the Civil Monetary Penalties Law of up to $50,000 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs. This participation exclusion, if applied to us or one or more of our subsidiaries or affiliates, could result in significant reductions in our revenues and could have a material adverse effect on our business.

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

We are subject to the federal Stark Law, as well as similar state statutes and regulations, which bans payments for designated health services (“DHS”) rendered as a result of referrals by physicians to DHS entities with which the physicians (or immediate family members) have a financial relationship. DHS includes, but is not limited to, radiation therapy, radiology and laboratory services. A “financial relationship” includes investment and compensation arrangements, both direct and indirect. The regulatory framework of the Stark Law is to first prohibit all referrals from physicians to entities for Medicare DHS and then to except certain types of arrangements from that broad general prohibition.

State self-referral laws and regulations vary significantly based on the state and, in many cases, have not been interpreted by courts or regulatory agencies. These state laws and regulations can encompass not only services reimbursed by Medicaid or government payers but also private payers. Violation of these federal and state laws and regulations may result in prohibition of payment for services rendered, loss of licenses, $15,000 civil monetary penalties for specified infractions, $100,000 for a circumvention scheme, criminal penalties, exclusion from Medicare and Medicaid programs, and potential false claims liability, including via “qui tam” action, of not less than $5,500 and not more than $11,000 per claim, plus three times the amount of damages that the government sustains because of an improperly submitted claim. The repayment provisions in the Stark Law are not dependent on the parties having an improper intent; rather, the Stark Law is a strict liability statute and any violation is subject to repayment of all “tainted” referrals.

Our compensation and other financial arrangements with physicians are governed by the federal Stark Law. We rely on certain exceptions to the Stark Law, including those covering employees and in-office ancillary services, and the exclusion of certain requests by radiation oncologists for radiation therapy services from the definition of “referral”. Under our ICC model, we have relationships with non-radiation oncology physicians such as medical oncologists, surgeons and urologists that are members of a group practice with our radiation oncologists and we rely on the Stark group practice definition and rules with respect to such relationships.

The Health Care Reform Act also imposes new disclosure requirements, including one such requirement on referring physicians under the federal Stark Law to inform patients that they may obtain certain imaging services (e.g. MRI, CT and PET) or other designated health services as specified by the Secretary in the future from a provider other than that physician, his or her group practice, or another physician in his or her group practice. To date, CMS has not applied these disclosure requirements to radiation therapy referrals but could do so in the future.

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

Certain states have proposed statutory or regulatory enactments that would prohibit the use of the Stark Law “in office ancillary exception” (“IOAE”) for ICC physicians to obtain any financial benefit from radiation oncology and other DHS services even if they are part of a group practice. To date, only the state of Maryland has enacted such prohibition. Similarly, ASTRO is proposing federal legislation that would eliminate radiation oncology from the IOAE exception to the Stark Law. If any of these state or ASTRO initiatives are promulgated, this could have a material adverse impact on our ICC model and our business.

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

There are numerous federal and state laws and regulations addressing patient information privacy and security concerns, including state laws related to identity theft. In particular, the federal regulations issued under the Health Insurance Portability and Accountability Act of 1996, as modified by Title XIII, subtitle D of the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”) contain provisions that:

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

Compliance with these regulations requires us to spend money and substantial time and resources. We believe that we are in material compliance with the HIPAA regulations with which we are currently required to comply. If we fail to comply with the HIPAA regulations, we could suffer civil penalties up to $50,000 per violation, not to exceed $1.5 million per calendar year and criminal penalties with fines up to $250,000 per violation and possible imprisonment. Our facilities could be subject to a periodic audit by the federal government, and enforcement of HIPAA violations may occur by either federal agencies or state attorneys general. In 2011, the government launched a HIPAA audit initiative that will likely result in greater HIPAA enforcement activity.

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

•                  pursuing relationships with physicians and other referral sources; or

•                  adding facilities and services.

In addition, many states impose limits on the tasks a physician may delegate to other staff members. We have administrative services agreements in states that prohibit the corporate practice of medicine such as California, Massachusetts, Michigan, Nevada, New York and North Carolina. Corporate practice of medicine laws and their interpretation vary from state to state, and regulatory authorities enforce them with broad discretion. We have structured our agreements and services in those states in a manner that we believe complies with the law and its interpretation by government authorities. If, however, we are deemed to be in violation of these laws, we could be required to restructure or terminate our agreements which could materially harm our business and limit how we operate. In the event the corporate practice of medicine laws of other states would adversely limit our ability to operate, it could prevent us from expanding into the particular state and impact our growth strategy.

In certain states we depend on administrative services agreements with professional corporations, including related party professional corporations, and if we are unable to continue to enter into them or they are terminated, we could be materially harmed.

Certain states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in California, Massachusetts, Michigan, Nevada, New York and North Carolina, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2009, 2010, 2011 and for the three months ended March 31, 2012, $122.2 million, $118.4 million, $114.7 million and $32.1 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $395.4 million, $417.5 million, $524.0 million and $143.4 million, respectively, from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on any basis, including on the basis of state laws prohibiting the corporate practice of medicine nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

Our business could be materially harmed by future interpretation or implementation of state laws regarding prohibitions on fee-splitting.

Many states prohibit the splitting or sharing of fees between physicians and non-physicians, as well as between treating physicians and referral sources. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted certain types of fee arrangements in practice management agreements between entities and physicians as unlawful fee-splitting. We believe our arrangements with physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, if government regulatory authorities were to disagree, we and our physicians could be subject to civil and criminal penalties, and we could be required to restructure or terminate our contractual and other arrangements, which would result in a loss of revenue and could result in less input into the business decisions of such practices. In addition, expansion of our operations to other states with certain types of fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with physicians, professional corporations and hospitals.

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

Growth through acquisitions is a primary component of our business strategy. We continually evaluate potential acquisitions and intend to actively pursue acquisition opportunities, some of which could be material. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that we will be able to make acquisitions on terms favorable to us or at all. If we complete acquisitions, we will encounter various associated risks, including the possible inability to integrate an acquired business into our operations, goodwill impairment, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our operations and financial performance. See “Risk Factors — We may encounter numerous business risks in acquiring and developing additional treatment centers, and may have difficulty operating and integrating those treatment centers”.

We may encounter numerous business risks in acquiring and developing additional treatment centers, and may have difficulty operating and integrating those treatment centers.

Over the past three years ended December 31, 2011, we have acquired 35 treatment centers and developed 10 treatment centers. When we acquire or develop additional treatment centers, we may:

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

We may continue to explore acquisition opportunities outside of the United States when favorable opportunities are available to us. In addition to the risks set forth herein, foreign acquisitions involve unique risks including the particular economic, political and regulatory risks associated with the specific country, currency risks, the relative uncertainty regarding laws and regulations and the potential difficulty of integrating operations across different cultures and languages.

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

We cannot assure you that we will achieve the revenue, and benefits identified in this offering memorandum from completed acquisitions or that we will achieve synergies and cost savings or benefits in connection with future acquisitions. In addition, many of the businesses that we have acquired and will acquire have unaudited financial statements that have been prepared by the management of such companies and have not been independently reviewed and audited. We cannot assure that the financial statements of companies we have acquired or will acquire would not be materially different if such statements were audited. Finally, we cannot assure you that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete acquisitions at all.

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

•                  credit risk and financial conditions of government, commercial and patient payers;

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

Further, our international operations require us to comply with a number of United States and international regulations. For example, we must comply with U.S. economic sanctions and export control laws in connection with exports of products and services, and we must comply with the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to ensure that our employees and agents comply with the FCPA, economic sanctions and export controls, and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions, and our results of operations and financial condition could be materially and adversely affected.

In addition, local governments may take actions that are adverse to our interests and our business. For example, in April 2012 Argentina’s president announced a proposal to nationalize the country’s largest oil and gas company via taking a 51% stake. Subsequently a law was sent to the Argentine Congress seeking approval for such nationalization. While no such proposal has been made or threatened with respect to any businesses in the Argentine healthcare sector, we have significant operations in Argentina and any such development could have a material adverse effect on our international operations or upon our financial condition and results of operations.

Our international subsidiaries accounted for $60.5 million, or 9.4%, of our revenues for the year ended December 31, 2011.

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

A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for approximately 59% and 60% of the total assets on our balance sheet as of March 31, 2012 and December 31, 2011, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations. For the year ended December 31, 2011, we wrote-off approximately $360.6 million in goodwill, trade name, leasehold improvements and other investments as a result of our annual impairment testing of our goodwill and indefinite-lived intangible assets and rebranding initiatives relating to our trade name.

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

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2009, we identified a material weakness in internal controls relating to the preparation of the income tax accounts. We have taken steps since then to remediate the internal control weakness such that at December 31, 2010, our controls over income taxes operated effectively. During 2010, we continued remediation over the preparation of the income tax accounts and as of December 31, 2010, we remediated and implemented certain processes and procedures to improve our calculation of our tax provision and our reconciliation of the tax balance sheet accounts. We have continued to improve our processes and procedures related to the preparation of the income tax accounts throughout 2011. As we further optimize and refine our income tax provision processes, we will review the related controls and may take additional steps to ensure that they remain effective and are integrated appropriately. While we have implemented the procedures described above and will continue to take further steps in the near future to strengthen further our internal controls, there can be no assurance that we will not identify control deficiencies in the future or that such deficiencies will not have a material impact on our operating results or financial statements.

A significant number of our treatment centers are concentrated in certain states, particularly Florida, which makes us sensitive to regulatory, economic and other conditions in those states.

Our Florida treatment centers accounted for approximately 46%, 45%, 40% and 39% of our freestanding radiation revenues during the years ended December 31, 2009, 2010, 2011 and for the three months ended March 31, 2012, respectively. Our treatment centers are also concentrated in the states of Michigan and North Carolina, which accounted for approximately 3.5% and 6.5%, respectively, of our freestanding radiation revenues for the year ended December 31, 2011. This concentration makes us particularly sensitive to regulatory requirements in those locations, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee-splitting, corporate practice of medicine, anti-trust, licensing and certificates of need, as well as economic and other conditions which could impact us. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our revenue and profitability may decline.

Our treatment centers in Florida and other areas that could be disrupted or damaged by hurricanes.

Florida is susceptible to hurricanes and we currently have 30 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 46%, 45% , 40% and 39% of our freestanding radiation revenues during the years ended December 31, 2009, 2010, 2011 and for the three months ended March 31, 2012, respectively. In 2005, 21 of our treatment centers in South Florida were disrupted by Hurricane Wilma which required us to close all of these centers for one business day. Although none of these treatment centers suffered structural damage as a result of the hurricane, their utility services were disrupted. While Hurricane Wilma did not have any long-term impact on our business, our Florida treatment centers and any of our other treatment centers located in other areas that are in the path of a hurricane could be subject to significant hurricane-related disruptions and/or damage in the future and could have an adverse affect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all of our hurricane-related losses.

We have potential conflicts of interest relating to our related party transactions which could harm our business.

We have potential conflicts of interest relating to existing agreements we have with certain of our directors, executive officers and equityholders. In 2009, 2010 and 2011, we paid an aggregate of $17.1 million, $19.9 million and $21.5 million, respectively, under certain of our related party agreements, including leases, and we received $89.3 million, $85.6 million and $82.7 million, respectively, pursuant to our administrative services agreements with related parties. Potential conflicts of interest can exist if a related party has to make a decision that has different implications for us and the related party. If a dispute arises in connection with any of these agreements, if not resolved satisfactorily to us, our business could be harmed. These agreements include:

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

In California, Maryland, Massachusetts, Michigan, Nevada, New York and North Carolina, we have administrative services agreements with professional corporations that are owned by certain of our directors, executive officers and equityholders who own interests in these professional corporations. While we have transition services agreements corresponding to our administrative services agreements in place in all states except New York that provide us with the ability to designate qualified successor physician owners of the shares held by the physician owners of these professional corporations upon the occurrence of certain events, there can be no assurance that we will be able to enforce them under the laws of the respective states or that they will not be challenged by regulatory agencies. Potential conflicts of interest may arise in connection with the administrative services agreements that may have materially different implications for us and the professional corporations and there can be no assurance that it will not harm us. For example, we bill for such services either on a fixed basis percentage of net collections basis, or on a per treatment basis, depending on the particular state requirements and certain of these arrangements are subject to renegotiation on an annual basis. We may be unable to renegotiate acceptable fees, in which event many of the administrative services agreements provide for binding arbitration. If we are unsuccessful in renegotiations or arbitration this could negatively impact our operating margins or result in the termination of our administrative services agreements.

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

In October 2003, we replaced our existing third-party medical malpractice insurance coverage with coverage we obtained from an insurance entity, which is owned by certain of our directors, executive officers and equityholders. We renewed this coverage in 2009, 2010 and 2011, with the approval of the Audit/Compliance Committee of the Company’s board of directors. We may be unable to renegotiate this coverage at acceptable rates and comparable coverage may not be available from third-party insurance companies. If we are unsuccessful in renewing our malpractice insurance coverage, we may not be able to continue to operate without being exposed to substantial risks of claims being made against us for damage awards we are unable to pay.

Related party transactions between us and any related party are reviewed periodically by outside appraisers to be sure they remain set at fair market value. Moreover, such related party transactions are subject to approval by the Audit/Compliance Committee on behalf of the Company’s board of directors or by the Company’s board of directors, and disputes are handled by the Company’s board of directors. There can be no assurance that the above or any future conflicts of interest will be resolved in our favor. If not resolved, such conflicts could harm our business. For a further description of our related party transactions, see “Certain Relationships and Related Party Transactions”.

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

Of our 95 domestic U.S. treatment centers, 81 have received or are in process of receiving ACRO accreditation. In addition to a deep physics infrastructure and internal maintenance department, we have recently begun to utilize Gamma Function as a broad application radiation safety monitoring tool to minimize potential errors in our radiation therapy treatments. While we continue to improve upon safety measures aimed at minimizing errors in radiation therapy treatment in accordance with our internal protocols as well as the mandates of organizations like ACRO, we cannot assure you that any further critical press and government scrutiny will not adversely affect our business and results of operations.

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

We are indirectly owned and controlled by Vestar and its interests may conflict with yours as a creditor.

Vestar indirectly controls approximately 81% of the Class A voting equity units of Holdings, which controls Parent, and which in turn controls the Company. As a result, they have the power to elect a majority of the Company’s board of directors and effectively have control over major decisions regardless of whether noteholders believe that any such decisions are in their own best interests. The interests of Vestar as an equity holder may conflict with your interests as a noteholder. Vestar may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on the notes. In addition, Vestar may have an interest in pursuing acquisitions, divestitures, financings or other transactions that it believes could enhance its equity investments even though such transactions might involve risks to you as a noteholder.

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

None.

Repurchases of Equity Securities

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures

Not applicable to Radiation Therapy Services Holdings, Inc.

Item 5.     Other Information.

(a)              None.

(b)             None.

Item 6.      Exhibits.

Exhibit Number	Description

4.1

Indenture, dated as of May 10, 2012, among Radiation Therapy Services, Inc., the guarantors named therein as guarantors and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.1 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on May 14, 2012.

4.2

Registration Rights Agreement, dated as of May 10, 2012, among Radiation Therapy Services, Inc., the guarantors named therein as guarantors and Wells Fargo Securities, LLC, Morgan Stanley & Co. LLC and SunTrust Robinson Humphrey, Inc., incorporated herein by reference to Exhibit 4.2 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on May 14, 2012.

4.3

Seventh Supplemental Indenture, dated as of May 10, 2012, by and among Radiation Therapy Services, Inc., AHLC, LLC, Asheville CC, LLC, Sampson Simulator, LLC and Sampson Accelerator, LLC, each other then existing guarantor named therein and Wells Fargo Bank, National Association.

10.1

Asset Purchase Agreement, dated March 30, 2012 between 21st Century Oncology, LLC and Lakewood Ranch Oncology Center, LLC, Asset Purchase Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Urology Partners, P.A., Asset Purchase Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Florida Urology Specialists, P.A., Goodwill Purchase and Sale Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Joseph Bilik, M.D., Goodwill Purchase Agreement and Sale, dated March 30, 2012, between 21st Century Oncology, LLC and Matthew J. Perry, M.D., Goodwill Purchase and Sale Agreement, dated March 30, 2012,  between 21st Century Oncology, LLC and William J. Tingle, M.D., Goodwill Purchase and Sale Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Thomas H. Williams, M.D., and Goodwill Purchase and Sale Agreement, dated March 30, 2012,  between 21st Century Oncology, LLC and Tracey B. Gapin, M.D.

10.2

Credit Agreement, dated as of May 10, 2012, among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the lenders party thereto from time to time, Wells Fargo Bank, National Association, as administrative agent and collateral agent and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on May 14, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Radiation Therapy Services Holdings, Inc. Quarterly Report on Form 10-Q for the period March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011 (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011 (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (iv) Notes to Interim Condensed Consolidated Financial Statements.

+                                         Management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES HOLDINGS, INC.

Date: May 15, 2012
	By:	/s/ BRYAN J. CAREY
Bryan J. Carey
Chief Financial Officer