Form 10-Q
period 2012-06-30
Radiation Therapy Services Holdings, Inc.
filed 2012-08-14
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

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

As of August 1, 2012, we had outstanding 1,025 shares of Common Stock, par value $0.01 per share, which are 100% owned by Radiation Therapy Investments, LLC

RADIATION THERAPY SERVICES HOLDINGS, INC.

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($5,099 and $2,922 related to VIEs)	$28,425	$10,177
Accounts receivable, net ($18,478 and $17,934 related to VIEs)	95,489	87,094
Prepaid expenses ($414 and $414 related to VIEs)	5,051	5,731
Inventories ($414 and $168 related to VIEs)	5,260	4,308
Deferred income taxes	3,258	2,969
Other ($418 and $756 related to VIEs)	5,995	6,025
Total current assets	143,478	116,304

Equity investments in joint ventures	367	692
Property and equipment, net ($21,398 and $22,910 related to VIEs)	241,057	236,411
Real estate subject to finance obligation	14,961	13,719
Goodwill ($18,930 and $18,879 related to VIEs)	568,418	556,547
Intangible assets, net ($1,330 and $1,363 related to VIEs)	42,284	42,393
Other assets ($8,443 and $8,106 related to VIEs)	38,451	32,526
Total assets	$1,049,016	$998,592

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($1,354 and $2,282 related to VIEs)	$25,177	$27,748
Accrued expenses ($2,915 and $2,471 related to VIEs)	49,200	42,596
Income taxes payable ($41 and $31 related to VIEs)	4,764	5,310
Current portion of long-term debt	13,178	13,945
Current portion of finance obligation	180	161
Other current liabilities	6,609	6,615
Total current liabilities	99,108	96,375

Long-term debt, less current portion	741,828	665,088
Finance obligation, less current portion	15,490	14,105
Other long-term liabilities ($2,056 and $1,874 related to VIEs)	21,233	22,659
Deferred income taxes	10,100	10,343
Total liabilities	887,759	808,570

Noncontrolling interests - redeemable	12,793	12,728

Commitments and contingencies

Equity:
Common stock, $0.01 par value, 1,025 shares authorized, issued and outstanding	—	—
Additional paid-in capital	651,590	648,703
Retained deficit	(513,568)	(483,815)
Note receivable from shareholder	—	(125)
Accumulated other comprehensive loss, net of tax	(6,976)	(4,890)
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	131,046	159,873
Noncontrolling interests - nonredeemable	17,418	17,421
Total equity	148,464	177,294
Total liabilities and equity	$1,049,016	$998,592

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Net patient service revenue	$178,499	$160,887	$354,047	$315,970
Other revenue	1,755	1,369	3,652	2,823
Total revenues	180,254	162,256	357,699	318,793

Expenses:
Salaries and benefits	95,166	80,114	189,009	161,013
Medical supplies	16,639	13,164	32,099	25,655
Facility rent expenses	9,925	8,311	19,515	16,134
Other operating expenses	9,961	8,380	18,662	15,838
General and administrative expenses	21,301	21,469	40,983	39,305
Depreciation and amortization	16,247	12,998	31,443	25,453
Provision for doubtful accounts	4,800	3,721	9,861	7,522
Interest expense, net	19,600	15,314	37,155	29,807
Early extinguishment of debt	4,473	—	4,473	—
Gain on fair value adjustment of previously held equity investment	—	—	—	(234)
Foreign currency transaction loss (gain)	45	(11)	94	(1)
(Gain) loss on foreign currency derivative contracts	(374)	283	220	399
Total expenses	197,783	163,743	383,514	320,891
Loss before income taxes	(17,529)	(1,487)	(25,815)	(2,098)
Income tax expense	1,439	3,295	1,549	5,761
Net loss	(18,968)	(4,782)	(27,364)	(7,859)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,236)	(1,068)	(2,389)	(2,507)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(20,204)	(5,850)	(29,753)	(10,366)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative interest rate swap agreements	—	804	(333)	2,100
Unrealized loss on foreign currency translation	(2,492)	(196)	(3,020)	(351)
Unrealized comprehensive (loss) income:	(2,492)	608	(3,353)	1,749
Comprehensive loss	(21,460)	(4,174)	(30,717)	(6,110)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	(903)	(1,060)	(2,080)	(2,471)
Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(22,363)	$(5,234)	$(32,797)	$(8,581)

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands - unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(27,364)	$(7,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25,637	21,936
Amortization	5,806	3,517
Deferred rent expense	549	601
Deferred income taxes	(702)	3,917
Stock-based compensation	3,012	940
Provision for doubtful accounts	9,861	7,522
Loss on the sale of property and equipment	22	12
Amortization of termination of interest rate swap	958	—
Write-off of loan costs	525	—
Early extinguishment of debt	4,473	—
Termination of derivative interest rate swap agreements	(972)	—
Gain on fair value adjustment of previously held equity investment	—	(234)
Loss on foreign currency transactions	18	44
Loss on foreign currency derivative contracts	220	399
Amortization of debt discount	417	401
Amortization of loan costs	2,609	2,111
Equity interest in net loss of joint ventures	539	525
Distribution received from unconsolidated joint ventures	9	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(18,102)	(15,053)
Income taxes payable	(441)	(1,515)
Inventories	(713)	(2,059)
Prepaid expenses	1,111	1,556
Accounts payable and other current liabilities	(2,701)	(3,044)
Accrued deferred compensation	602	—
Accrued expenses / other long-term liabilities	6,314	1,068
Net cash provided by operating activities	11,687	14,785
Cash flows from investing activities
Purchases of property and equipment	(16,298)	(22,471)
Acquisition of medical practices	(23,742)	(42,293)
Proceeds from the sale of property and equipment	27	5
(Loans to) repayments from employees	(115)	200
Contribution of capital to joint venture entities	(225)	—
Distributions received from joint venture entities	—	616
Proceeds from the sale of equity interest in a joint venture	—	312
Payment of foreign currency derivative contracts	(432)	(746)
Premiums on life insurance policies	(518)	—
Change in other assets and other liabilities	7	(142)
Net cash used in investing activities	(41,296)	(64,519)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $1.7 million and $625,000, respectively)	434,061	57,294
Principal repayments of debt	(369,903)	(6,123)
Repayments of finance obligation	(53)	(47)
Proceeds from equity contribution	—	3
Payments of notes receivable from shareholder	—	50
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(2,018)	(2,092)
Payments of loan costs	(14,225)	(1,637)
Net cash provided by financing activities	47,862	47,448
Effect of exchange rate changes on cash and cash equivalents	(5)	(7)
Net increase (decrease) in cash and cash equivalents	18,248	(2,293)
Cash and cash equivalents, beginning of period	10,177	13,977
Cash and cash equivalents, end of period	$28,425	$11,684

continued

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosure of non-cash transactions
Recorded finance obligation related to real estate projects	$1,457	$4,974
Recorded capital lease obligations related to the purchase of equipment	$696	$—
Recorded accounts payable related to acceptance and delivery of medical equipment	$—	$358
Recorded issuance of Parent equity units related to the acquisition of medical practices	$—	$16,250
Recorded issuance of senior subordinated notes related to the acquisition of medical practices	$—	$16,047
Recorded earn-out accrual related to the acquisition of medical practices	$—	$2,340
Recorded noncash dividend declared to noncontrolling interest	$—	$624
Recorded property and equipment related to the North Broward Hospital District license agreement	$4,260	$—
Recorded capital lease obligations related to the acquisition of medical practices	$5,746	$—

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

2.  Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

As of June 30, 2012, the Company was the primary beneficiary of, and therefore consolidated, 24 VIEs, which operate 42 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the six months ended June 30, 2012 and 2011 approximately 18.7% and 18.2% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative services agreements.

As of June 30, 2012, the Company also held equity interests in seven VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $0.4 million and $0.7 million at June 30, 2012 and December 31, 2011, respectively, with ownership interests ranging between 28.5% and 50.0% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

The cost of revenues for the three months ended June 30, 2012 and 2011 are approximately $122.0 million and $103.8 million, respectively. The cost of revenues for the six months ended June 30, 2012 and 2011 are approximately $242.4 million and $205.9 million, respectively.

New Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, (ASU 2011-04), which amends the FASB Accounting Standards Codification to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. The Company adopted ASU 2011-04 on January 1, 2012 which had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

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

3.  Stock-based compensation

2008 Equity-based incentive plans

Radiation Therapy Investments, LLC (“RT Investments”) adopted an equity-based incentive plan in February 2008 (“2008 Plan”), and authorized for issuance under the plan approximately 1,494,111 units of limited liability company interests consisting of 526,262 Class B Units and 967,849 Class C Units. The units are limited liability company interests and were available for issuance to the Company’s employees.  Effective as of June 11, 2012, RT Investments entered into the Third Amended and Restated Limited Liability Company Agreement (the “Amended LLC Agreement”).  The Amended LLC Agreement established new classes of equity units in RT Investments in the form of Class Management Equity Plan (“MEP”) Units, Class Executive Management Equity Plan (“EMEP”) Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of preferred units and Class A Units of RT Investments.  The Amended LLC Agreement also provides that any forfeited or repurchased Class EMEP Units may be reallocated by Dr. Daniel Dosoretz, in his sole discretion, for so long as he is Chief Executive Officer of the Company.  The Amended LLC Agreement provided for the cancellation of RT Investments’ existing Class B and Class C incentive equity units.

The Class B Units vested over approximately 48 months. Assuming continued employment of the employee with the Company, 25% vest on the first anniversary of the grant date, and the remaining 75% vest in three equal installments on the second, third, and fourth anniversaries from the grant date. The Class C Units vested annually for 34 months based on certain performance conditions and/or market conditions being met or achieved and, in all cases, assuming continued employment.  For the Class C Units, the investment return conditions relate to Vestar Capital Partners V, L.P., majority owner of RT Investments (“Vestar”) receiving a specified multiple on their investment upon a liquidity event. The performance condition relates to the Company achieving certain operating targets, and the market condition relates to holders of Preferred Units and Class A Units receiving a specified multiple on their investment upon a liquidation event. If an employee holder’s employment is terminated, RT Investments may repurchase the holder’s vested Class B Units and Class C Units.  If the termination occurs within 12 months after the relevant measurement date, all of the Class B and Class C Units will be repurchased at the initial purchase price, or cost.  If the termination occurs during the following three-year period, the Class B and Class C units may be purchased at fair market value depending on the circumstances of the holder’s departure and the date of termination.

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

The summary of activity under the 2008 Plan is presented below:

2008 Plan	Class B Units Outstanding	Weighted-Average Grant Date Fair Value	Class C Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2011	149,194	$7.55	824,898	$6.78
Units granted	—	—	—	—
Units forfeited	—	—	—	—
Units vested	(114,813)	8.14	—	—
Units cancelled	(34,381)	5.57	(824,898)	6.78
Nonvested balance at end of period June 30, 2012	—	$—	—	$—

2012 Equity-based incentive plans

Effective as of June 11, 2012, RT Investments entered into the Amended LLC Agreement.  The Amended LLC Agreement established new classes of equity units (such new units, the “2012 Plan”) in RT Investments in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of Preferred units and Class A Units of RT Investments.  In addition to the Preferred Units and Class A Units of RT Investments, the Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units, and 100 Class G Units. As of June 30, 2012, there were 112,271 Class MEP Units, 9,257 Class EMEP Units and 100 Class G Units available for future issuance under the 2012 Plan.

Generally, for Class MEP units awarded, 66.6% vest upon issuance, while the remaining 33.4% vest on the 18 month anniversary of the issuance date. There are no performance conditions for the MEP units to vest. For newly hired individuals after January 1, 2012, vesting occurs at 33.3% in years one and two, and 33.4% in year three of the individual’s hire date. In the event of a sale or public offering of the Company prior to termination of employment, all unvested Class MEP units would vest upon consummation of the transaction. The MEP units are eligible to receive distributions only upon a return of all capital invested in RT Investments, plus the amounts to which the Class EMEP Units, are entitled to receive under the Amended LLC Agreements; which effectively creates a market condition that is reflected in the value of the Class MEP units.

Vesting of the Class EMEP units is dependent upon achievement of an implied equity value target. The right to receive proceeds from vested units is dependent upon the occurrence of a qualified sale or liquidation event. Specifically, the percentage of EMEP units that vest is based on the implied value of the Company’s equity, to be measured quarterly beginning December 31, 2012. 25% of the awards will be eligible for vesting if the “implied equity value” exceeds a predetermined threshold, with 50% incremental vesting eligibility if the implied value exceeds several higher thresholds for at least two consecutive quarters. The implied equity value per the Amended LLC Agreement is a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the Amended LLC Agreement. As with the MEP units, the values of the EMEP units are subject to a market condition in the form of the return on investment target for Vestar’s interest.

Grant of Class L Units

Dr. Dosoretz, CEO of the Company received Class L Units award in addition to Class MEP and Class EMEP Units. The Class L Units rank lower than the Class MEP and EMEP Units in the waterfall distribution, and will not receive distributions until and unless the performance conditions that result in vesting of the EMEP units occurs. The terms of the Class L unit award to Dr. Dosoretz do not have any service or performance conditions. The Class L units vest upon issuance, and the fair value of the units awarded was recognized upon issuance.  The Company recorded approximately $1.0 million of stock-based compensation for the issuance of the Class L Units to the CEO.

For purposes of determining the compensation expense associated with the 2012 equity-based incentive plan grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the probability-weighted expected return method (“PWERM”) to determine the fair value of these units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company’s ability to achieve certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit. Management considers an initial public offering (“IPO”) of the Company’s stock to be one of the exit scenarios for the current shareholders, although sale or merger/acquisition is a possible future exit options as well. For the scenarios the enterprise value at exit was estimated based on a multiple of the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the fiscal year preceding the exit date. The enterprise value for the Staying Private Scenario was estimated based on a discounted cash flow analysis as well as guideline company market approach. The guideline companies were publicly-traded companies that were deemed comparable to the Company. The discount rate analysis also leveraged market data of the same guideline companies.

For each PWERM scenario, management estimated probability factors based on the outlook of the Company and the industry as well as prospects for potential exit at the exit date based on information known or knowable as of the grant date. The probability-weighted unit values calculated at each potential exit date was present-valued to the grant date to estimate the per-unit value. The discount rate utilized in the present value calculation was the cost of equity calculated using the Capital Asset Pricing Model (“CAPM”) and based on the market data of the guideline companies as well as historical data published by Morningstar, Inc.  For each PWERM scenario, the per unit values were adjusted for lack of marketability discount to conclude on unit value on a minority, non-marketable basis.

The estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company’s consolidated financial statements over the requisite service period and in accordance with the vesting conditions of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if met or probable of being met. There was no stock-based compensation cost recorded in the period ended June 30, 2012 for the Class EMEP Units. The assumed forfeiture rate is based on an average historical forfeiture rate.

The Company recorded approximately $2.9 and $0.3 million of stock-based compensation for the three months ended June 30, 2012 and 2011, respectively and $3.0 million and $0.9 million of stock-based compensation expense for the six months ended June 30, 2012 and 2011, respectively, which is included in salaries and benefits in the condensed consolidated statements of comprehensive loss.

The summary of activity under the 2012 Plan is presented below:

2012 Plan	Class MEP Units Outstanding	Weighted-Average Grant Date Fair Value	Class EMEP Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2011	—	$—	—	$—
Units granted	887,729	3.32	90,743	38.94
Units forfeited	—	—	—	—
Units vested	(577,908)	3.32	—	—
Nonvested balance at end of period June 30, 2012	309,821	$3.32	90,743	$38.94

As of June 30, 2012, there was approximately $0.8 million, and $3.4 million of total unrecognized compensation expense related to the MEP Units, and EMEP Units, respectively. These costs are expected to be recognized over a weighted-average period of 1.58 years for MEP Units. The Class EMEP Units will be recognized upon an implied equity value threshold during the contractual life of the Class EMEP Units, which is not probable of achievement at June 30, 2012.

Grant of Preferred and Class A Units

In addition to the 2012 equity-based incentive plans, the CFO and COO also received Preferred and Class A Unit awards, entitling them to participate in distributions in accordance with the waterfall distribution of the Amended LLC Agreement. The CFO was granted 296 units and 5,625 units, of Preferred and Class A units, respectively. The COO was granted 500 units and 25,000 units, of Preferred and Class A units, respectively.  The weighted-average grant date fair value of the Preferred and Class A Units were $474.96 and $4.56, respectively.

For the CFO, 33.3% of the Preferred and Class A awards vest on January 1, 2013, with the remaining 66.7% vesting in equal amounts on January 1, 2013 and January 1, 2014. For the COO, 33.3% of the Preferred and Class A awards vest upon issuance, with the remaining 66.7% vesting in equal amounts on February 7, 2013 and February 7, 2014. As this creates a service condition, the Company will recognize compensation expense in accordance with the vesting conditions of the award over the remaining service period. Any unvested shares would vest automatically upon the occurrence of a sale or liquidation event, provided the executives remain employed by the Company at the time of the event. Vested shares are subject to forfeiture only in the event of termination for cause, or engaging in prohibited activities. The Company recorded approximately $0.2 million of stock-based compensation for the issuance of the Preferred and Class A Units to the executives.

4.  Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive income (loss) is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company’s foreign currency translation of its operations in Latin America, Central America and the Caribbean. The impact of the unrealized net loss decreased accumulated other comprehensive income on a consolidated basis by approximately $3.4 million for the six months ended June 30, 2012 and the impact of unrealized net gain increased accumulated other comprehensive income on a consolidated basis by approximately $1.7 million for the six months ended June 30, 2011.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder				Noncontrolling Interests
(in thousands):	Foreign Currency Translation Adjustments	Derivative Losses on Interest Rate Swap Agreements	Other	Total	Foreign Currency Translation Adjustments	Other Comprehensive Income (Loss)
As of December 31, 2011	$(4,265)	$(625)	$—	$(4,890)	$(644)
Other Comprehensive (loss) income	(2,711)	(333)	—	(3,044)	(309)	$(3,353)
Amortization of termination of interest rate swap agreement, net of tax	—	958	—	958	—	—
As of June 30, 2012	$(6,976)	$—	$—	$(6,976)	$(953)	$(3,353)

5. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s consolidated balance sheets. The noncontrolling interests are not redeemable at June 30, 2012 and December 31, 2011 and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurrence at June 30, 2012. Accordingly, the noncontrolling interests are measured at their carrying value at June 30, 2012 and December 31, 2011.

The following table presents changes in total equity for the respective periods (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable
Balance, December 31, 2011	$159,873	$17,421	$177,294	$12,728
Net (loss) income	(29,753)	1,821	(27,932)	568
Other comprehensive loss from unrealized gain on interest rate swap agreements	(333)	—	(333)	—
Other comprehensive loss from foreign currency translation	(2,711)	(239)	(2,950)	(70)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	958	—	958	—
Stock-based compensation	3,012	—	3,012	—
Cash distributions	—	(1,585)	(1,585)	(433)
Balance, June 30, 2012	$131,046	$17,418	$148,464	$12,793

Balance, December 31, 2010	$497,049	$11,159	$508,208	$7,371
Net (loss) income	(10,366)	2,131	(8,235)	376
Other comprehensive income from unrealized gain on interest rate swap agreements	2,100	—	2,100	—
Other comprehensive income from foreign currency translation loss	(315)	(36)	(351)	—
Cash contribution of equity	3	—	3	—
Equity issuance related to MDLLC acquisition	16,250	—	16,250	—
Fair value of noncontrolling interest acquired in connection with MDLLC acquisition	—	7,750	7,750	—
Reversal of other comprehensive income of previously held equity investment	338	—	338	—
Stock-based compensation	940	—	940	—
Payment of note receivable from shareholder	50	—	50	—
Cash distributions	—	(2,146)	(2,146)	(570)
Balance, June 30, 2011	$506,049	$18,858	$524,907	$7,177

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

Interest rate swap agreements

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate senior secured credit facility. The interest rate swap agreements are contracts to exchange floating rate interest payments for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized in interest expense in the condensed consolidated statements of comprehensive loss. The related accrued payable is included in other long term liabilities at December 31, 2011.

On May 27, 2008, the Company entered into an interest rate swap agreement for its $407.0 million of floating rate senior debt governed by the Credit Agreement dated February 21, 2008 (senior secured credit facility). The Company designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to interest rate risk). The initial notional amount of the swap agreement was $290.6 million with amounts scaling down during various quarters throughout the term of the interest rate swap agreement to $116.0 million. The effect of this agreement is to fix the interest rate exposure to 3.67% plus a margin on $116.0 million of the Company’s senior secured credit facility. The interest rate swap agreement was scheduled to expire on March 30, 2012. In December 2011, the Company terminated the interest rate swap agreement and paid approximately $1.9 million representing the fair value of the interest rate hedge at time of termination.  No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement.  The amount of accumulated other comprehensive loss related to the terminated interest rate swap agreement of approximately $84,000, net of tax was amortized through interest expense through the original term of the interest rate swap agreement on March 30, 2012.

In July 2011, the Company entered into two interest rate swap agreements whereby the Company fixed the interest rate on the notional amounts totaling approximately $116.0 million of the Company’s senior secured term credit facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements were 0.923% plus a margin, which was 475 basis points, and was scheduled to expire on December 31, 2013. In May 2012, the Company terminated the interest rate swap agreements and paid approximately $1.0 million representing the fair value of the interest rate hedges at time of termination.  No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement.  The amount of accumulated other comprehensive loss related to the terminated interest rate swap agreements of approximately $1.0 million, net of tax, is reflected as interest expense in the condensed consolidated statements of comprehensive loss.

The swaps are derivatives and are accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company’s obligations under the interest rate swap agreements terminated at June 30, 2012 and December 31, 2011, was approximately $-0- million and $0.7 million, respectively, which is included in other long term liabilities in the accompanying condensed consolidated balance sheets. The estimated fair value of our interest rate swaps was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.  No ineffectiveness was recorded at June 30, 2012 and December 31, 2011.

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

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact the Company’s results from operations.  The Company is exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at the Company’s Latin American operations and purchases of goods and services in foreign currencies.   The Company enters into foreign exchange option contracts to convert a significant portion of the Company’s forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a potential weakening Argentine Peso against the U.S. dollar.  On June 28, 2012 the Company entered into a foreign exchange option contract maturing on June 28, 2013 to replace the contract maturing on June 29, 2012. Because the Company’s Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $1.2 million in aggregate at inception of the contracts. Under the Company’s foreign currency management program, the Company expects to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, the Company is targeting to cover approximately 70% of its forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. The Company does not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on foreign currency derivative contracts on the condensed consolidated statements of comprehensive loss.  For the six months ended June 30, 2012 and 2011 the Company incurred a loss of approximately $220,000 and $399,000, respectively relating to the change in fair market value of its foreign currency derivatives.  The fair value of the foreign currency derivative is recorded in other current assets in the accompanying condensed consolidated balance sheet.  At June 30, 2012 and December 31, 2011, the fair value of the foreign currency derivative was approximately $1,026,000 and $814,000, respectively.

The following represents the current foreign currency derivative agreements as of June 30, 2012 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value

Foreign currency derivative Argentine Peso to U.S. dollar	$4,250	September 28, 2012	$350	$268
Foreign currency derivative Argentine Peso to U.S. dollar	3,750	December 28, 2012	390	314
Foreign currency derivative Argentine Peso to U.S. dollar	3,750	March 27, 2013	292	468
Foreign currency derivative Argentine Peso to U.S. dollar	1,250	June 28, 2013	140	(24)
	$13,000		$1,172	$1,026

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

In accordance with ASC 820, the fair value of the 8 7/8% Senior Secured Second Lien Notes due 2017, the 9 7/8% Senior Subordinated Notes due 2017, and Term Loan B portion of the senior secured credit facility (“Term Loan B”) was based on prices quoted from third-party financial institutions (Level 2). At June 30, 2012, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$338,625	$348,403

$360.0 million Senior Subordinated Notes due April 15, 2017	$282,600	$358,163

$16.25 million Senior Subordinated Notes due April 15, 2017	$12,756	$16,091

At December 31, 2011, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$347.0 million senior secured credit facility — (Term Loan B portion)	$261,048	$264,367

$360.0 million Senior Subordinated Notes due April 15, 2017	$273,600	$357,973

$16.25 million Senior Subordinated Notes due April 15, 2017	$12,350	$16,075

As of June 30, 2012 and December 31, 2011, the Company held certain items that are required to be measured at fair value on a recurring basis including interest rate swap agreements and foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.  The carrying values of the Company’s long-term debt other than Senior Subordinated Notes and Senior Secured Second Lien Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.  There have been no transfers between levels of valuation hierarchies for the six months ended June 30, 2012 and 2011.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of June 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
(in thousands):	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency derivative contracts	$1,026	$—	$1,026	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other long-term liabilities
Interest rate swaps	$(708)	$—	$(708)	$—

Other current assets
Foreign currency derivative contracts	$814	$—	$814	$—

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

8.  Impairment of goodwill and long-lived assets

On July 6, 2012, the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program released its 2013 preliminary physician fee schedule.  The preliminary physician fee schedule proposes a 15% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provides a 60 day comment period and the final rule is expected in early November.  If the final rule maintains the current proposed rate reductions, the Company would likely record an impairment charge for goodwill and indefinite-lived intangibles assets.  The Company expects the final ruling to be released in November, 2012. As a result the Company’s operating results could be materially impacted if the proposed rate decrease is implemented.

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

During the third quarter of 2011, the Company completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of its review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 and 2013 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers.  In performing this test, the Company assessed the implied fair value of its goodwill and intangible assets. It was determined that the implied fair value of goodwill and/or indefinite-lived intangible assets was less than the carrying amount, and as a result the Company recorded an impairment charge. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company’s reporting units, the Company’s management determined that the carrying value of goodwill and trade name in certain U.S. Domestic markets, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, South West United States (central Arizona and Las Vegas, Nevada), the Florida east coast, Northwest Florida and Southwest Florida regions exceeded their fair value.  Accordingly, the Company recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $234.9 million in the consolidated statement of comprehensive loss during the third quarter of 2011.

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

The Company’s effective rate was (8.2)% in the second quarter of fiscal 2012 and (221.6)% in the second quarter of fiscal 2011. The change in the effective rate for the second quarter of 2012 compared to the same period of the year prior is primarily the result of the accrual of US Federal penalties and interest proposed by the IRS as part of the 2007-2008 examination in the amount of $1.4 million, decrease in the state tax, interest and penalties due to the favorable settlements of state tax audits in New York and Florida in the amount of $.6 million and the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit from losses that are not more likely than not to be realized..  These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense in the second quarter of fiscal 2012 is due to the US Federal penalties and interest accrued and the non-US tax expense associated with foreign subsidiaries.

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

The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2007 through 2010 are subject to examination. The Company is currently undergoing a Federal income tax audit for tax years 2007 through 2008. The Company closed the New York State audit for tax years 2006 through 2008.

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

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $67.2 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not expected to be deductible for tax purposes and is included in the Company’s international geographic segment.

Cash at June 30, 2012 and December 31, 2011 held by the Company’s foreign subsidiaries was $5.0 million and $5.2 million, respectively.  The Company considers these cash amounts to be permanently invested in the Company’s foreign subsidiaries and therefore does not anticipate repatriating any excess cash flows to the U.S.  The Company anticipates it can adequately fund its domestic operations from cash flows generated solely from the U.S. business. The Company believes that the magnitude of its growth opportunities outside of the U.S. will cause the Company to continuously reinvest foreign earnings. The Company does not require access to the earnings and cash flow of its international subsidiaries to fund its U.S. operations.

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

On December 22, 2011, the Company acquired the interest in an operating entity which operates two radiation treatment centers located in North Carolina, for approximately $6.3 million. On April 16, 2012 the Company acquired certain additional assets utilized in one of the radiation oncology centers for approximately $0.4 million. The acquisition of the two radiation treatment centers further expands the Company’s presence into the eastern North Carolina market.  The allocation of the purchase price is to tangible assets of $1.2 million, goodwill of $6.0 million, which is deductible for tax purposes, other current liabilities of approximately $0.1 million and an earn-out provision of approximately $0.4 million contingent upon maintaining a certain level of patient volume.

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

Total amortization expense recognized for the acquired amortizable intangible assets totaled approximately $0.3 million for the six months ended June 30, 2012. Estimated future amortization expense for the acquired preliminary amortizable intangible assets as of June 30, 2012 is as follows (in thousands):

2012	$640
2013	1,280
2014	1,280
2015	1,280
2016	1,280
2017	320

During 2012, the Company acquired the assets of several physician practices in Florida for approximately $0.6 million. The physician practices provide synergistic clinical services and an integrated cancer care service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price is to tangible assets of $0.6 million.

During the three months and six months ended June 30, 2011, the Company recorded $16.7 million and $21.9 million, respectively of net patient service revenue and reported net income of $0.9 million and $0.8 million in connection with the MDLLC and Clinica de Radioterapia Cancer Center, P.A. acquisitions. During the three months and six months ended June 30, 2012, the Company recorded $5.3 million and $5.3 million, respectively of net patient service revenue and reported net income of $0.6 million and $0.6 million in connection with the Sarasota/Manatee acquisition.

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

	Three months ended	Six months ended
	June 30,	June 30,
(in thousands):	2011	2012	2011

Pro forma total revenues	$168,152	$363,595	$340,766

Pro forma net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(5,346)	(29,249)	(8,497)

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of comprehensive loss from the respective dates of each acquisition.

11. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
$347.0 million senior secured credit facility — (Term Loan B) portion with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2014	$—	$264,367

$90.1 million senior secured credit facility (extended revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2014	—	7,212

$34.9 million senior secured credit facility (non-extended revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2013	—	2,788

$140.0 million revolving credit facility with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 2016	—	—

$350.0 million Senior Secured Second Lien Notes due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	348,403	—

$360.0 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	358,163	357,973

$16.25 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	16,091	16,075

$3.0 million various other notes payable with average interest rate of 16.6% due through August 2019	3,009	2,933

$4.0 million in seller financing promissory notes with average interest rate of 6.21% due through December 2013	3,073	4,005

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 9.1%, due at various maturity dates through March 2022	26,267	23,680
	755,006	679,033
Less current portion	(13,178)	(13,945)
	$741,828	$665,088

On April 20, 2010, the Company issued $310.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 and repaid the existing $175.0 million in aggregate principal amount 13.5% senior subordinated notes due 2015, including accrued and unpaid interest and a call premium of approximately $5.3 million. The remaining proceeds were used to pay down $74.8 million of the Term Loan B and $10.0 million of the Revolver. A portion of the proceeds was placed in a restricted account pending application to finance certain acquisitions, including the acquisitions of a radiation treatment center and physician practices in South Carolina consummated on May 3, 2010. The Company incurred approximately $11.9 million in transaction fees and expenses, including legal, accounting and other fees and expenses associated with the offering, and the initial purchasers’ discount of $1.9 million.

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

In March 2011, Radiation Therapy Services, Inc. (“RTS”), a wholly owned subsidiary of Parent, issued to DDJ Capital Management, LLC, $50 million in aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2017. The proceeds of $48.5 million were used (i) to fund the Company’s acquisition of all of the outstanding membership units of MDLLC and substantially all of the interests of MDLLC’s affiliated companies (the “MDLLC Acquisition”), not then controlled by the Company and (ii) to fund transaction costs associated with the MDLLC Acquisition.

In August 2011, the Company entered into a lease line of credit with a financial institution for the purpose of obtaining financing for medical equipment purchases in the commitment amount of $12.5 million.  The commitment, subject to various restrictions, was scheduled to be available through November 2011. The Company had utilized approximately $8.7 million under the lease line of credit.

Senior Secured Second Lien Notes

On May 10, 2012, the Company issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017 (the “Notes”).

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

RTS used the proceeds to repay its existing senior secured revolving credit facility of approximately $63.0 million and the Term Loan B portion of approximately $265.4 million, of its senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility described below, and to pay related fees and expenses. Any remaining net proceeds was used for general corporate purposes. RTS incurred approximately $14.2 million in transaction fees and expenses, including legal, accounting and other fees and expenses associated with the offering, and the initial purchasers’ discount of $1.7 million.

Credit Agreement

On May 10, 2012, RTS also entered into the Credit Agreement (the “Credit Agreement”) among RTS, as borrower, the Company, Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

The credit facilities provided under the Credit Agreement consist of a revolving credit facility providing for up to $140 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility”).  RTS may increase the aggregate amount of revolving loans by an amount not to exceed $10 million in the aggregate.  The Revolving Credit Facility matures 4-years and 5-months after the closing date.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of RTS and certain of its subsidiaries to:  incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Notes; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of RTS’s subsidiaries to make distributions, advances and asset transfers.  In addition, under the Revolving Credit Facility, we will be required to comply with a specific first lien leverage ratio not to exceed 1.25 to 1.00.

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

The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at June 30, 2012	Level at June 30, 2012

Maximum permitted first lien leverage ratio	<1.25 to 1.00	0.04 to 1.00

The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of June 30, 2012.

12. Segment and geographic information

The Company operates in one line of business, which is operating physician group practices. As of March 1, 2011, due to the acquisition of MDLLC and Clinica de Radioterapia La Asuncion S.A., the Company’s operations were reorganized into two geographically organized groups: the U.S. Domestic includes eight operating segments and International is an operating segment which are aggregated into one U.S. Domestic and one International reporting segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between reporting segments are properly eliminated. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities.

Financial information by geographic segment is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011 *
Total revenues:
U.S Domestic	$159,991	$145,520	$317,283	$296,571
International	20,263	16,736	40,416	22,222
Total	$180,254	$162,256	$357,699	$318,793

Facility gross profit:
U.S. Domestic	$47,560	$48,904	$93,088	$100,093
International	10,702	9,537	22,213	12,780
Total	$58,262	$58,441	$115,301	$112,873

Depreciation and amortization:
U.S. Domestic	$15,252	$12,268	$29,510	$24,501
International	995	730	1,933	952
Total	$16,247	$12,998	$31,443	$25,453

* includes equity investee income prior to the MDLLC acquisition on March 1, 2011

	June 30, 2012	December 31, 2011
Total assets:
U.S. Domestic	$904,631	$867,448
International	144,385	131,144
Total	$1,049,016	$998,592

Property and equipment:
U.S. Domestic	$225,397	$223,511
International	15,660	12,900
Total	$241,057	$236,411

Capital expenditures: *
U.S. Domestic	$15,073	$38,897
International	1,921	2,416
Total	$16,994	$41,313

* includes capital lease obligations related to capital expenditures

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$519,716	$505,008
International	90,986	93,932
Total	$610,702	$598,940

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Facility gross profit	$58,262	$58,441	$115,301	$112,873
Less:
General and administrative expenses	21,301	21,469	40,983	39,305
General and administrative salaries	22,026	16,446	40,811	33,071
General and administrative depreciation and amortization	3,920	2,706	7,519	5,102
Provision for doubtful accounts	4,800	3,721	9,861	7,522
Interest expense, net	19,600	15,314	37,155	29,807
Early extinguishment of debt	4,473	—	4,473	—
Gain on fair value adjustment of previously held equity investment	—	—	—	(234)
Foreign currency transaction loss (gain)	45	(11)	94	(1)
(Gain) loss on foreign currency derivative contracts	(374)	283	220	399
Loss before income taxes	$(17,529)	$(1,487)	$(25,815)	$(2,098)

13. Supplemental Consolidating Financial Information

Radiation Therapy Services, Inc. (RTS) payment obligations under the senior secured credit facility, senior secured second lien notes, and senior subordinated notes are guaranteed by Radiation Therapy Services Holdings, Inc. (Parent) and certain domestic subsidiaries of RTS (Subsidiary Guarantors and, collectively with Parent, the “Guarantors”). The consolidated joint ventures and professional corporations of the Company are non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of comprehensive income (loss), and statements of cash flows information for Parent, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Parent and RTS and subsidiary guarantors using the equity method of accounting.

CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$45	$10	$17,652	$10,718	$—	$28,425
Accounts receivable, net	—	—	48,203	47,286	—	95,489
Intercompany receivables	9,427	—	65,227	—	(74,654)	—
Prepaid expenses	—	154	4,367	530	—	5,051
Inventories	—	—	4,567	693	—	5,260
Deferred income taxes	(35)	(1,902)	4,926	269	—	3,258
Other	1	1,025	4,499	470	—	5,995
Total current assets	9,438	(713)	149,441	59,966	(74,654)	143,478
Equity investments in joint ventures	117,600	872,241	112,586	50	(1,102,110)	367
Property and equipment, net	—	—	205,997	35,060	—	241,057
Real estate subject to finance obligation	—	—	14,961	—	—	14,961
Goodwill	—	—	489,108	79,310	—	568,418
Intangible assets, net	—	1,855	19,145	21,284	—	42,284
Other assets	—	24,706	5,214	8,531	—	38,451
Intercompany note receivable	—	—	—	—	—	—
Total assets	$127,038	$898,089	$996,452	$204,201	$(1,176,764)	$1,049,016
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$701	$19,383	$5,093	$—	$25,177
Intercompany payables	—	53,872	—	20,701	(74,573)	—
Accrued expenses	—	12,412	30,447	6,341	—	49,200
Income taxes payable	(126)	2,852	1,031	1,007	—	4,764
Current portion of long-term debt	—	—	8,719	4,459	—	13,178
Current portion of finance obligation	—	—	180	—	—	180
Other current liabilities	—	—	3,750	2,859	—	6,609
Total current liabilities	(126)	69,837	63,510	40,460	(74,573)	99,108
Long-term debt, less current portion	—	722,657	17,548	1,623	—	741,828
Finance obligation, less current portion	—	—	15,490	—	—	15,490
Other long-term liabilities	—	—	14,595	6,638	—	21,233
Deferred income taxes	(3,882)	(12,005)	21,635	4,365	(13)	10,100
Intercompany note payable	—	—	—	—	—	—
Total liabilities	(4,008)	780,489	132,778	53,086	(74,586)	887,759
Noncontrolling interests—redeemable	—	—	—	—	12,793	12,793
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	131,046	117,600	863,674	151,115	(1,132,389)	131,046
Noncontrolling interests—nonredeemable	—	—	—	—	17,418	17,418
Total equity	131,046	117,600	863,674	151,115	(1,114,971)	148,464
Total liabilities and equity	$127,038	$898,089	$996,452	$204,201	$(1,176,764)	$1,049,016

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$117,174	$61,325	$—	$178,499
Other revenue	—	—	1,859	54	—	1,913
(Loss) income from equity investment	(21,436)	5,390	425	(2)	15,465	(158)
Intercompany revenue	—	448	19,586	—	(20,034)	—
Total revenues	(21,436)	5,838	139,044	61,377	(4,569)	180,254
Expenses:
Salaries and benefits	2,917	—	70,563	21,686	—	95,166
Medical supplies	—	—	13,296	3,343	—	16,639
Facility rent expenses	—	—	8,364	1,561	—	9,925
Other operating expenses	—	—	6,634	3,327	—	9,961
General and administrative expenses	—	420	17,499	3,382	—	21,301
Depreciation and amortization	—	928	13,315	2,004	—	16,247
Provision for doubtful accounts	—	—	3,943	857	—	4,800
Interest expense, net	6	18,810	694	90	—	19,600
Early extinguishment of debt	—	4,473	—	—	—	4,473
Foreign currency transaction loss	—	—	—	45	—	45
Gain on foreign currency derivative contracts	—	(374)	—	—	—	(374)
Intercompany expenses	—	(118)	—	20,152	(20,034)	—
Total expenses	2,923	24,139	134,308	56,447	(20,034)	197,783
(Loss) income before income taxes	(24,359)	(18,301)	4,736	4,930	15,465	(17,529)
Income tax (benefit) expense	(1,996)	3,135	(416)	722	(6)	1,439
Net (loss) income	(22,363)	(21,436)	5,152	4,208	15,471	(18,968)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,236)	(1,236)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(22,363)	(21,436)	5,152	4,208	14,235	(20,204)
Unrealized comprehensive loss:	—	—	—	(2,492)	—	(2,492)
Comprehensive (loss) income	(22,363)	(21,436)	5,152	1,716	15,471	(21,460)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(903)	(903)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(22,363)	$(21,436)	$5,152	$1,716	$14,568	$(22,363)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$233,833	$120,214	$—	$354,047
Other revenue	—	—	3,993	198	—	4,191
(Loss) income from equity investment	(31,776)	12,162	1,382	10	17,683	(539)
Intercompany revenue	—	479	37,276	—	(37,755)	—
Total revenues	(31,776)	12,641	276,484	120,422	(20,072)	357,699
Expenses:
Salaries and benefits	3,012	—	142,658	43,339	—	189,009
Medical supplies	—	—	25,924	6,175	—	32,099
Facility rent expenses	—	—	16,487	3,028	—	19,515
Other operating expenses	—	—	12,731	5,931	—	18,662
General and administrative expenses	—	694	33,093	7,196	—	40,983
Depreciation and amortization	—	1,855	25,746	3,842	—	31,443
Provision for doubtful accounts	—	—	6,925	2,936	—	9,861
Interest expense, net	5	35,598	1,349	203	—	37,155
Early extinguishment of debt	—	4,473	—	—	—	4,473
Foreign currency transaction loss	—	—	—	94	—	94
Loss on foreign currency derivative contracts	—	220	—	—	—	220
Intercompany expenses	—	—	—	37,755	(37,755)	—
Total expenses	3,017	42,840	264,913	110,499	(37,755)	383,514
(Loss) income before income taxes	(34,793)	(30,199)	11,571	9,923	17,683	(25,815)
Income tax (benefit) expense	(1,996)	1,244	(324)	2,638	(13)	1,549
Net (loss) income	(32,797)	(31,443)	11,895	7,285	17,696	(27,364)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(2,389)	(2,389)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(32,797)	(31,443)	11,895	7,285	15,307	(29,753)
Unrealized comprehensive loss:	—	(333)	—	(3,020)	—	(3,353)
Comprehensive (loss) income	(32,797)	(31,776)	11,895	4,265	17,696	(30,717)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(2,080)	(2,080)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(32,797)	$(31,776)	$11,895	$4,265	$15,616	$(32,797)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(32,797)	$(31,443)	$11,895	$7,285	$17,696	$(27,364)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	22,555	3,082	—	25,637
Amortization	—	1,855	3,191	760	—	5,806
Deferred rent expense	—	—	425	124	—	549
Deferred income taxes	—	(77)	81	(693)	(13)	(702)
Stock-based compensation	3,012	—	—	—	—	3,012
Provision for doubtful accounts	—	—	6,925	2,936	—	9,861
Loss on the sale of property and equipment	—	—	22	—	—	22
Amortization of termination of interest rate swap	—	958	—	—	—	958
Write-off of loan costs	—	525	—	—	—	525
Early extinguishment of debt	—	4,473	—	—	—	4,473
Termination of derivative interest rate swap agreements	—	(972)	—	—	—	(972)
Loss on foreign currency transactions	—	—	—	18	—	18
Loss on foreign currency derivative contracts	—	220	—	—	—	220
Amortization of debt discount	—	417	—	—	—	417
Amortization of loan costs	—	2,609	—	—	—	2,609
Equity interest in net loss (earnings) of joint ventures	31,776	(12,162)	(1,382)	(10)	(17,683)	539
Distribution received from unconsolidated joint ventures	—	—	9	—	—	9
Changes in operating assets and liabilities:
Accounts receivable and other receivables	3	—	(10,822)	(7,283)	—	(18,102)
Income taxes payable	—	1,299	(1,298)	(442)	—	(441)
Inventories	—	—	(453)	(260)	—	(713)
Prepaid expenses	—	(102)	950	263	—	1,111
Intercompany payable / receivable	(2,133)	(31,414)	27,780	5,767	—	—
Accounts payable and other current liabilities	—	92	(2,460)	(333)	—	(2,701)
Accrued deferred compensation	—	—	513	89	—	602
Accrued expenses	—	4,610	1,613	91	—	6,314
Net cash (used in) provided by operating activities	(139)	(59,112)	59,544	11,394	—	11,687
Cash flows from investing activities
Purchases of property and equipment	—	—	(13,609)	(2,689)	—	(16,298)
Acquisition of medical practices	—	—	(23,692)	(50)	—	(23,742)
Proceeds from the sale of property and equipment	—	—	27	—	—	27
Loans to employees	—	—	(115)	—	—	(115)
Intercompany notes to / from affiliates	—	—	—	—	—	—
Contribution of capital to joint venture entities	—	—	(225)	—	—	(225)
Distributions received from joint venture entities	—	754	3,043	—	(3,797)	—
Payment of foreign currency derivative contracts	—	(432)	—	—	—	(432)
Premiums on life insurance policies	—	—	—	(518)	—	(518)
Change in other assets and other liabilities	—	1	(32)	38	—	7
Net cash (used in) provided by investing activities	—	323	(34,603)	(3,219)	(3,797)	(41,296)
Cash flows from financing activities
Proceeds from issuance of debt	—	433,345	—	716	—	434,061
Principal repayments of debt	—	(360,360)	(7,969)	(1,574)	—	(369,903)
Repayments of finance obligation	—	—	(53)	—	—	(53)
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(2,018)	(2,018)
Payment of loan costs	—	(14,225)	—	—	—	(14,225)
Cash distributions to shareholders	—	—	—	(5,815)	5,815	—
Net cash provided by (used in) financing activities	—	58,760	(8,022)	(6,673)	3,797	47,862
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	(5)
Net (decrease) increase in cash and cash equivalents	(139)	(29)	16,919	1,497	—	18,248
Cash and cash equivalents, beginning of period	184	39	733	9,221	—	10,177
Cash and cash equivalents, end of period	$45	$10	$17,652	$10,718	$—	$28,425

CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2011

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$184	$39	$733	$9,221	$—	$10,177
Accounts receivable, net	—	—	44,135	42,959	—	87,094
Intercompany receivables	6,335	—	91,477	—	(97,812)	—
Prepaid expenses	—	52	4,968	711	—	5,731
Inventories	—	—	4,140	168	—	4,308
Deferred income taxes	(35)	(1,924)	4,925	3	—	2,969
Other	4	814	4,397	810	—	6,025
Total current assets	6,488	(1,019)	154,775	53,872	(97,812)	116,304
Equity investments in joint ventures	149,377	778,355	123,310	42	(1,050,392)	692
Property and equipment, net	—	—	201,806	34,605	—	236,411
Real estate subject to finance obligation	—	—	13,719	—	—	13,719
Goodwill	—	82,491	384,001	90,055	—	556,547
Intangible assets, net	—	3,710	15,936	22,747	—	42,393
Other assets	—	17,248	7,089	8,189	—	32,526
Intercompany note receivable	—	—	—	—	—	—
Total assets	$155,865	$880,785	$900,636	$209,510	$(1,148,204)	$998,592
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$609	$21,838	$5,301	$—	$27,748
Intercompany payables	—	84,272	—	13,473	(97,745)	—
Accrued expenses	—	7,802	28,337	6,457	—	42,596
Income taxes payable	(126)	1,553	2,329	1,554	—	5,310
Current portion of long-term debt	—	—	9,923	4,022	—	13,945
Current portion of finance obligation	—	—	161	—	—	161
Other current liabilities	—	—	3,886	2,729	—	6,615
Total current liabilities	(126)	94,236	66,474	33,536	(97,745)	96,375
Long-term debt, less current portion	—	648,415	13,757	2,916	—	665,088
Finance obligation, less current portion	—	—	14,105	—	—	14,105
Other long-term liabilities	—	708	15,460	6,491	—	22,659
Deferred income taxes	(3,882)	(11,951)	21,553	4,623	—	10,343
Intercompany note payable	—	—	—	—	—	—
Total liabilities	(4,008)	731,408	131,349	47,566	(97,745)	808,570
Noncontrolling interests—redeemable	—	—	—	—	12,728	12,728
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	159,873	149,377	769,287	161,944	(1,080,608)	159,873
Noncontrolling interests—nonredeemable	—	—	—	—	17,421	17,421
Total equity	159,873	149,377	769,287	161,944	(1,063,187)	177,294
Total liabilities and equity	$155,865	$880,785	$900,636	$209,510	$(1,148,204)	$998,592

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2011

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$108,091	$52,796	$—	$160,887
Other revenue	—	—	1,629	15	—	1,644
(Loss) income from equity investment	(4,983)	9,661	3,027	8	(7,988)	(275)
Intercompany revenue	—	145	19,592	—	(19,737)	—
Total revenues	(4,983)	9,806	132,339	52,819	(27,725)	162,256
Expenses:
Salaries and benefits	260	—	63,949	15,905	—	80,114
Medical supplies	—	—	11,796	1,368	—	13,164
Facility rent expenses	—	—	7,211	1,100	—	8,311
Other operating expenses	—	—	5,791	2,589	—	8,380
General and administrative expenses	(1)	414	18,238	2,818	—	21,469
Depreciation and amortization	—	—	11,424	1,574	—	12,998
Provision for doubtful accounts	—	—	2,206	1,515	—	3,721
Interest expense, net	(1)	14,802	614	(101)	—	15,314
Foreign currency transaction loss	—	—	—	(11)	—	(11)
Loss on foreign currency derivative contracts	—	283	—	—	—	283
Intercompany expenses	(7)	—	—	19,744	(19,737)	—
Total expenses	251	15,499	121,229	46,501	(19,737)	163,743
(Loss) income before income taxes	(5,234)	(5,693)	11,110	6,318	(7,988)	(1,487)
Income tax (benefit) expense	—	94	1,650	1,695	(144)	3,295
Net (loss) income	(5,234)	(5,787)	9,460	4,623	(7,844)	(4,782)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,068)	(1,068)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(5,234)	(5,787)	9,460	4,623	(8,912)	(5,850)
Unrealized comprehensive income (loss):	—	804	—	(196)	—	608
Comprehensive (loss) income	(5,234)	(4,983)	9,460	4,427	(7,844)	(4,174)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(1,060)	(1,060)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(5,234)	$(4,983)	$9,460	$4,427	$(8,904)	$(5,234)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$221,756	$94,214	$—	$315,970
Other revenue	—	—	3,088	260	—	3,348
(Loss) income from equity investment	(7,640)	21,290	4,753	7	(18,935)	(525)
Intercompany revenue	—	351	39,269	—	(39,620)	—
Total revenues	(7,640)	21,641	268,866	94,481	(58,555)	318,793
Expenses:
Salaries and benefits	940	—	132,948	27,125	—	161,013
Medical supplies	—	—	23,584	2,071	—	25,655
Facility rent expenses	—	—	14,217	1,917	—	16,134
Other operating expenses	—	—	11,810	4,028	—	15,838
General and administrative expenses	4	813	34,020	4,468	—	39,305
Depreciation and amortization	—	—	22,751	2,702	—	25,453
Provision for doubtful accounts	—	—	4,488	3,034	—	7,522
Interest expense, net	(3)	28,889	1,127	(206)	—	29,807
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Foreign currency transaction loss	—	—	—	(1)	—	(1)
Loss on foreign currency derivative contracts	—	399	—	—	—	399
Intercompany expenses	—	—	—	39,620	(39,620)	—
Total expenses	941	30,101	244,711	84,758	(39,620)	320,891
(Loss) income before income taxes	(8,581)	(8,460)	24,155	9,723	(18,935)	(2,098)
Income tax (benefit) expense	—	1,280	2,770	1,711	—	5,761
Net (loss) income	(8,581)	(9,740)	21,385	8,012	(18,935)	(7,859)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(2,507)	(2,507)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(8,581)	(9,740)	21,385	8,012	(21,442)	(10,366)
Unrealized comprehensive income (loss):	—	2,100	—	(351)	—	1,749
Comprehensive (loss) income	(8,581)	(7,640)	21,385	7,661	(18,935)	(6,110)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(2,471)	(2,471)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(8,581)	$(7,640)	$21,385	$7,661	$(21,406)	$(8,581)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(8,581)	$(9,740)	$21,385	$8,012	$(18,935)	$(7,859)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	19,730	2,206	—	21,936
Amortization	—	—	3,021	496	—	3,517
Deferred rent expense	—	—	484	117	—	601
Deferred income taxes	—	177	3,626	114	—	3,917
Stock-based compensation	940	—	—	—	—	940
Provision for doubtful accounts	—	—	4,488	3,034	—	7,522
Loss on the sale of property and equipment	—	—	12	—	—	12
Loss on foreign currency derivative contracts	—	399	—	—	—	399
Loss on foreign currency transactions	—	—	—	44	—	44
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Amortization of debt discount	—	401	—	—	—	401
Amortization of loan costs	—	2,111	—	—	—	2,111
Equity interest in net loss (earnings) of joint ventures	7,640	(21,290)	(4,753)	(7)	18,935	525
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(9,437)	(5,616)	—	(15,053)
Income taxes payable	—	1,146	(856)	(1,805)	—	(1,515)
Inventories	—	—	(2,025)	(34)	—	(2,059)
Prepaid expenses	—	(22)	1,404	174	—	1,556
Intercompany payable / receivable	(328)	25,405	(26,357)	1,280	—	—
Accounts payable and other current liabilities	—	(624)	(1,190)	(1,230)	—	(3,044)
Accrued expenses	—	1,482	(709)	295	—	1,068
Net cash (used in) provided by operating activities	(329)	(555)	8,589	7,080	—	14,785
Cash flows from investing activities
Purchases of property and equipment	—	—	(20,665)	(1,806)	—	(22,471)
Acquisition of medical practices	—	—	(47,689)	5,396	—	(42,293)
Proceeds from the sale of property and equipment	—	—	5	—	—	5
Repayments from (loans to) employees	—	—	258	(58)	—	200
Intercompany notes to / from affiliates	—	—	—	—	—	—
Contribution of capital to joint venture entities	—	(47,500)	—	—	47,500	—
Distributions received from joint venture entities	—	1,038	3,604	—	(4,026)	616
Proceeds from sale of equity interest in a joint venture	—	—	312	—	—	312
Payment of foreign currency derivative contracts	—	(746)	—	—	—	(746)
Change in other assets and other liabilities	6	(1)	(141)	(6)	—	(142)
Net cash provided by (used in) investing activities	6	(47,209)	(64,316)	3,526	43,474	(64,519)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $625)	—	50,375	6,685	234	—	57,294
Principal repayments of debt	—	(1,000)	(4,922)	(201)	—	(6,123)
Repayments of finance obligation	—	—	(47)	—	—	(47)
Proceeds from equity contribution	3	—	47,500	—	(47,500)	3
Payments of notes receivable from shareholder	50	—	—	—	—	50
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(2,092)	(2,092)
Payments of loan costs	—	(1,637)	—	—	—	(1,637)
Cash distributions to shareholders	—	—	—	(6,118)	6,118	—
Net cash provided by (used in) financing activities	53	47,738	49,216	(6,085)	(43,474)	47,448
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)
Net (decrease) increase in cash and cash equivalents	(270)	(26)	(6,511)	4,514	—	(2,293)
Cash and cash equivalents, beginning of period	279	80	8,637	4,981	—	13,977
Cash and cash equivalents, end of period	$9	$54	$2,126	$9,495	$—	$11,684

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

Overview

We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation, Intensity Modulated Radiation Therapy (“IMRT”), as well as newer, more technologically-advanced procedures. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and, as of June 30, 2012 we provided radiation therapy services in 126 treatment centers. Most of our treatment centers are strategically clustered into 28 local markets in 15 states, including Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia and 30 treatment centers are operated in Latin America, Central America, Mexico and the Caribbean and one center located in India. Of these 126 treatment centers, 37 treatment centers were internally developed, 82 were acquired, two were transitioned from hospital-based treatment centers to freestanding treatment centers and five involve hospital-based treatment centers and other groups. We have continued to expand our affiliation with physician specialties in closely related areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an Integrated Cancer (“ICC”) model.

On October 19, 2007, our wholly owned subsidiary, RTS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). Upon completion of the Merger, each share of RTS’s common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments’ management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the “Closing”). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar Capital Partners, Inc. and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. At June 30, 2012, Vestar and its affiliates currently control approximately 81% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS’s common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (EMEP and MEP non-voting equity units) from an equity pool representing up to 12% of the common equity value of RT Investments, which as of June 30, 2012 was 9.2%. In connection with the

Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments.

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the six months ended June 30, 2012 and 2011.

	Year Ended December 31,	Six Months Ended June 30,
U.S. Domestic	2011	2012	2011
Payer
Medicare	44.9%	43.5%	46.4%
Commercial	50.9	52.6	49.5
Medicaid	2.8	2.9	2.7
Self pay	1.4	1.0	1.4

Total net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.9% of our net patient service revenue for the six months ended June 30, 2012.

In the proposed Medicare 2013 Physician Fee Schedule, CMS proposes to reduce payments for radiation oncology by 15 percent.  This proposed reduction relates to (1) input changes for certain radiation therapy procedures, (2) updated equipment interest rate assumptions, (3) the fourth year of the four-year transition to the utilization of new Physician Practice Information Survey (PPIS) data and (4) budget neutrality effects of a proposal to create a new discharge care management code.  The largest of these changes (accounting for 7 percent of the reduction) relates to changes in CMS time assumptions for intensity-modulated radiation therapy (IMRT) and stereotactic body radiation therapy (SBRT).  The change in the CMS interest rate policy (accounting for 3 percent of the reduction) would reduce interest rate assumptions in the CMS database from 11 percent to a sliding scale of 5.5 percent to 8 percent.  The PPIS policy (accounting for 3 percent of the reduction) reflects the transition of the final 25 percent reduction of PPIS data into the PERVU methodology.  Finally, CMS is proposing to create a HCPCS G-code to describe transition care management from a hospital or other institutional stay to a primary physician in the community.  While this policy benefits primary care, most non-primary care physicians are impacted due to the budget-neutrality of the PFS (accounting for 2 percent of the reduction for radiation oncology).

The 2013 proposed Medicare Physician Fee Schedule is subject to public comments which are due by September 4, 2012, with the final fee scheduled expected in November. The Company, together with numerous other affected parties, has communicated with CMS to point out what the Company believes are flaws in the methodology leading to the proposed fee cuts. There can be no assurance that these efforts will be successful in which case the 2013 fee cuts could have a material adverse impact on our business.

Medicare reimbursement rates for all procedures under Medicare also are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the sustainable growth rate (“SGR”). On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout the year by passing several pieces of legislation. Additionally, in June 2010, Congress passed a 2.2% increase. The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of 2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, and then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012. If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the SGR reimbursement decrease is currently scheduled to take effect on January 1, 2013.

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

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 98% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the six months ended June 30, 2012 approximately 2% of our net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

•                                          Increased costs associated with development and optimization of our internal infrastructure; and

•                                          Healthcare reform.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
Domestic U.S.	2012	2011 *	% Change	2012	2011 *	% Change

Number of treatment days	64	64		128	128

Total RVU’s — freestanding centers	2,969,204	3,138,665	(5.4)%	5,902,036	6,348,006	(7.0)%

RVU’s per day — freestanding centers	46,394	49,042	(5.4)%	46,110	49,594	(7.0)%

Percentage change in RVU’s per day — freestanding centers — same practice basis	(4.8)%	10.5%		(5.1)%	8.9%

Total treatments — freestanding centers	128,005	119,274	7.3%	253,321	241,830	4.8%

Treatments per day — freestanding centers	2,000	1,864	7.3%	1,979	1,889	4.8%

Percentage change in revenue per treatment — freestanding centers — same practice basis	(3.5)%	5.7%		(3.0)%	4.5%

Percentage change in treatments per day — freestanding centers — same practice basis	4.1%	(0.1)%		3.1%	(0.9)%

Number of regions at period end (global)	9	9

Number of local markets at period end	28	28

Treatment centers - freestanding (global)	121	112	8.0%
Treatment centers — hospital / other groups (global)	5	7	(28.6)%

	126	119	5.9%

Days sales outstanding at quarter end	40	43

Percentage change in freestanding revenues — same practice basis	0.5%	5.5%		0.0%	4.3%

Net patient service revenue — professional services only (in thousands)	$52,293	$40,437		$101,827	$82,534

* Excludes the impact of the termination of a capitated contract in Las Vegas, Nevada

The following table summarizes key operating statistics of our results of operations for our international operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
International	2012	2011	% Change	2012	2011**	% Change

Number of new cases

2-D cases	1,091	1,295		2,450	2,649

3-D cases	2,304	1,677		4,327	3,265

IMRT / IGRT cases	343	319		779	631

Total	3,738	3,291	13.6%	7,556	6,545	15.4%

** includes full period operating statistics, including period prior to our acquisition on March 1, 2011

International

Medical Developers’ net patient service revenue was $20.3 million for the three months ended June 30, 2012 which represents a $3.6 million or 21.6% increase from the $16.7 million for the same period in 2011.  Total revenue was positively impacted by $1.7 million of revenue from the acquisition of four radiation treatment facilities in November 2011, and from improved treatment mix, particularly in Argentina.  In addition, we experienced growth in the number of new patient treatments initiated during the quarter by 447 versus the same three months in 2011, of which 284 pertained to the acquired operations in November 2011.  The trend toward more clinically-advanced cases continued during the quarter with an increase in the number of higher-revenue 3D and IMRT treatments.

Facility gross profit increased $1.2 million, or 12.2% from $9.5 million to $10.7 million for the three months ended June 30, 2012 as compared to the same period in 2011.  Facility-level gross profit as a percentage of net patient service revenue decreased from 57.0% to 52.8%.  Increases in compensation, facility rent, repairs and maintenance, and incremental depreciation expense relating to our continued growth and investment in Latin America was offset by decreases in medical supplies and other operating costs, to include lower outsourcing of scans as a result of recent equipment purchases.

The following table presents summaries of our results of operations for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
Revenues:
Net patient service revenue	$178,499	99.0%	$160,887	99.2%
Other revenue	1,755	1.0	1,369	0.8

Total revenues	180,254	100.0	162,256	100.0

Expenses:
Salaries and benefits	95,166	52.8	80,114	49.4
Medical supplies	16,639	9.2	13,164	8.1
Facility rent expenses	9,925	5.5	8,311	5.1
Other operating expenses	9,961	5.5	8,380	5.2
General and administrative expenses	21,301	11.8	21,469	13.2
Depreciation and amortization	16,247	9.0	12,998	8.0
Provision for doubtful accounts	4,800	2.7	3,721	2.3
Interest expense, net	19,600	10.9	15,314	9.4
Early extinguishment of debt	4,473	2.5	—	—
Foreign currency transaction loss (gain)	45	—	(11)	—
(Gain) loss on foreign currency derivative contracts	(374)	(0.2)	283	0.2

Total expenses	197,783	109.7	163,743	100.9

Loss before income taxes	(17,529)	(9.7)	(1,487)	(0.9)
Income tax expense	1,439	0.8	3,295	2.0

Net loss	(18,968)	(10.5)	(4,782)	(2.9)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,236)	(0.7)	(1,068)	(0.7)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(20,204)	(11.2)%	$(5,850)	(3.6)%

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenues

  Net patient service revenue. For the three months ended June 30, 2012 and 2011, net patient service revenue comprised 99.0% and 99.2%, respectively, of our total revenues.  In our net patient service revenue for the three months ended June 30, 2012 and 2011, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 29.0% and 24.9%, respectively, of our total revenues.

Other revenue. For the three months ended June 30, 2012 and 2011, other revenue comprised approximately 1.0% and 0.8%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $18.0 million, or 11.1%, from $162.3 million for the three months ended June 30, 2011 to $180.3 million for the three months ended June 30, 2012. Total revenue was positively impacted by $19.5 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2011 and 2012 through the acquisition of several urology, medical oncology and surgery practices in Florida, North Carolina, South Carolina, California and the acquisition of physician radiation practices in California, Florida, North Carolina and the acquisition of 4 physician practices in Latin America, the opening of one de novo center and an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site and two hospital professional services arrangements transitioned to freestanding as follows:

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

Revenue from CMS for the 2012 PQRI program increased approximately $0.3 million offset by a decrease in revenues in our existing local markets and practices by approximately $1.8 million, including a $1.6 million reduction relating to non-renewal of the capitated contracts in our Las Vegas, Nevada market.  The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2012 physician fee schedule which were partially offset by increased managed care pricing and organic growth.  We continue to see stable patient volumes for the period and our percentage increase in treatments per day at our freestanding centers on a same practice basis (excluding the impact of the termination of a capitated contract in Las Vegas, Nevada) was 4.1%.

Expenses

Salaries and benefits. Salaries and benefits increased by $15.1 million, or 18.8%, from $80.1 million for the three months ended June 30, 2011 to $95.2 million for the three months ended June 30, 2012. Salaries and benefits as a percentage of total revenues increased from 49.4% for the three months ended June 30, 2011 to 52.8% for the three months ended June 30, 2012.  Additional staffing of personnel and physicians due to our expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011 contributed $10.4 million to our salaries and benefits. In June 2012, we implemented a new equity-incentive plan, which increased stock compensation by approximately $2.7 million. For existing practices and centers within our local markets, salaries and benefits increased $2.0 million due to increased salaries related to our physician liaison program and the expansion of our executive team offset by decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies increased by $3.4 million, or 26.4%, from $13.2 million for the three months ended June 30, 2011 to $16.6 million for the three months ended June 30, 2012. Medical supplies as a percentage of total revenues increased from 8.1% for the three months ended June 30, 2011 to 9.2% for the three months ended June 30, 2012. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $2.5 million of the increase was related to our expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $0.9 million as we continue to see stable patient volumes and treatment counts in our existing local markets.  These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.6 million, or 19.4%, from $8.3 million for the three months ended June 30, 2011 to $9.9 million for the three months ended June 30, 2012. Facility rent expenses as a percentage of total revenues increased from 5.1% for the three months ended June 30, 2011 to 5.5% for the three months ended June 30, 2012. Facility rent expenses consist of rent expense associated with our treatment center locations.

Approximately $1.4 million of the increase was related to our expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.2 million.

Other operating expenses. Other operating expenses increased by $1.6 million or 18.9%, from $8.4 million for the three months ended June 30, 2011 to $10.0 million for the three months ended June 30, 2012.  Other operating expense as a percentage of total revenues increased from 5.2% for the three months ended June 30, 2011 to 5.5% for the three months ended June 30, 2012.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $0.9 million of the increase was related to our expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, the expansion into a new region internationally in 2011, and an increase of approximately $0.7 million in our remaining practices and centers in existing local markets.

General and administrative expenses. General and administrative expenses decreased by $0.2 million or 0.8%, from $21.5 million for the three months ended June 30, 2011 to $21.3 million for the three months ended June 30, 2012. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 13.2% for the three months ended June 30, 2011 to 11.8% for the three months ended June 30, 2012.  The decrease of $0.2 million in general and administrative expenses was due to an increase of approximately $1.1 million relating to our expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. The increase was offset by a decrease of approximately $0.3 million in litigation settlements with certain physicians, a decrease of approximately $0.3 million in diligence costs relating to acquisitions and potential acquisitions of physician practices and a decrease of approximately $0.7 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization increased by $3.2 million, or 25.0%, from $13.0 million for the three months ended June 30, 2011 to $16.2 million for the three months ended June 30, 2012. Depreciation and amortization expense as a percentage of total revenues increased from 8.0% for the three months ended June 30, 2011 to 9.0% for the three months ended June 30, 2012.  The increase of $3.2 million in depreciation and amortization was due to an increase of approximately $1.2 million relating to our expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $1.2 million and $0.8 million increase due to the amortization of our trade name.

Provision for doubtful accounts. The provision for doubtful accounts increased by $1.1 million, or 29.0%, from $3.7 million for the three months ended June 30, 2011 to $4.8 million for the three months ended June 30, 2012.  The provision for doubtful accounts as a percentage of total revenues increased from 2.3% for the three months ended June 30, 2011 to 2.7% for the three months ended June 30, 2012.  The increase in our provision for doubtful accounts as a percentage of revenue is primarily due to the increase in revenues from our integrated cancer care practices as well as continued increases in the patient responsibility portion of our revenues as a result of higher co-pays and deductibles.

Interest expense, net. Interest expense, increased by $4.3 million, or 28.0%, from $15.3 million for the three months ended June 30, 2011 to $19.6 million for the three months ended June 30, 2012. The increase is primarily attributable to an increase of approximately $3.2 million of interest as a result of the senior secured second lien notes issued in May 2012 of approximately $350.0 million and additional capital lease financing and the additional amortization of deferred financing costs and original issue discount costs of approximately $0.3 million related thereto, the write-off of loan costs of approximately $0.5 million and approximately $0.2 million of interest related to international debt, and an increase in our interest rate swap expense of approximately $0.1 million.

Early extinguishment of debt.  We incurred approximately $4.5 million from the early extinguishment of debt as a result of the prepayment of the $265.4 million in senior secured credit facility - Term Loan B and prepayment of $63.0 million in senior secured credit facility - revolving credit portion, which included the write-offs of $3.7 million in deferred financing costs and $0.8 million in original issue discount costs.

Gain on foreign currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.  We maintain four foreign currency derivative contracts which mature on a quarterly basis. For the three months ended June 30, 2012 and 2011, the expiration of the June 29, 2011 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a gain of approximately $0.4 million and a loss of approximately $0.3 million, respectively.

Income taxes.  Our effective tax rate was (8.2)% for the three months ended June 30, 2012 and (221.6)% for the three months ended June 30, 2011. The change in the effective rate for the three months ended June 30, 2012 compared to the same period of the year prior is primarily due to the accrual of US Federal penalties and interest proposed by the IRS as part of the 2007-2008 examination in the amount of $1.4 million, decrease in the state tax, interest and penalties due to the favorable settlements of state tax audits in New York and Florida in the amount of $.6 million and the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit from losses that are not more likely than not to be realized.  On an absolute dollar basis, the expense for income taxes decreased to $1.4 million for the three months ended June 30, 2012 compared to an income tax expense of $3.3 million in the same period of 2011. Our tax expense decreased primarily due to the reduction of the deferred tax liability on amount of the goodwill and trade name impaired in the third quarter of 2011 and settlement of New York state income tax examination, and the expense results from the accrual of US Federal penalties and interest proposed by the IRS on the 2007-2008 tax years and the non-US tax expense associated with foreign subsidiaries.

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

Net loss. Net loss increased by $14.2 million, from $4.8 million in net loss for the three months ended June 30, 2011 to $19.0 million net loss for the three months ended June 30, 2012.  Net loss represents 2.9% of total revenues for the three months ended June 30, 2011 and 10.5% of total revenues for the three months ended June 30, 2012.

The following table presents summaries of our results of operations for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Revenues:
Net patient service revenue	$354,047	99.0%	$315,970	99.1%
Other revenue	3,652	1.0	2,823	0.9

Total revenues	357,699	100.0	318,793	100.0

Expenses:
Salaries and benefits	189,009	52.8	161,013	50.5
Medical supplies	32,099	9.0	25,655	8.0
Facility rent expenses	19,515	5.5	16,134	5.1
Other operating expenses	18,662	5.2	15,838	5.0
General and administrative expenses	40,983	11.5	39,305	12.3
Depreciation and amortization	31,443	8.8	25,453	8.0
Provision for doubtful accounts	9,861	2.8	7,522	2.4
Interest expense, net	37,155	10.4	29,807	9.3
Early extinguishment of debt	4,473	1.3	—	—
Gain on fair value adjustment of previously held equity investment	—	—	(234)	(0.1)
Foreign currency transaction loss	94	—	(1)	—
Loss on foreign currency derivative contracts	220	0.1	399	0.1

Total expenses	383,514	107.3	320,891	100.6

Loss before income taxes	(25,815)	(7.3)	(2,098)	(0.6)
Income tax expense	1,549	0.4	5,761	1.8

Net loss	(27,364)	(7.7)	(7,859)	(2.4)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(2,389)	(0.7)	(2,507)	(0.8)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(29,753)	(8.4)%	$(10,366)	(3.2)%

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenues

  Net patient service revenue. For the six months ended June 30, 2012 and 2011, net patient service revenue comprised 99.0% and 99.1%, respectively, of our total revenues.  In our net patient service revenue for the six months ended June 30, 2012 and 2011, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 28.5% and 25.9%, respectively, of our total revenues.

Other revenue. For the six months ended June 30, 2012 and 2011, other revenue comprised approximately 1.0% and 0.9%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $38.9 million, or 12.2%, from $318.8 million for the six months ended June 30, 2011 to $357.7 million for the six months ended June 30, 2012. Total revenue was positively impacted by $45.4 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2011 and 2012 through the acquisition of several urology, medical oncology and surgery practices in Florida, North Carolina, South Carolina, California and the acquisition of physician radiation practices in California, Florida, North Carolina and the acquisition of 30 physician practices in Latin America, Central America and the Caribbean, the opening of one de novo center and an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site and two hospital professional services arrangements transitioned to freestanding as follows:

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

Revenue from CMS for the 2012 PQRI program increased approximately $0.8 million offset by a decrease in revenues in our existing local markets and practices by approximately $7.3 million, including a $3.3 million reduction relating to non-renewal of the capitated contracts in our Las Vegas, Nevada market.  The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2012 physician fee schedule which were partially offset by increased managed care pricing and organic growth.  We continue to see stable patient volumes for the period and our percentage increase in treatments per day at our freestanding centers on a same practice basis (excluding the impact of the termination of a capitated contract in Las Vegas, Nevada) was 3.1%.

Expenses

Salaries and benefits. Salaries and benefits increased by $28.0 million, or 17.4%, from $161.0 million for the six months ended June 30, 2011 to $189.0 million for the six months ended June 30, 2012. Salaries and benefits as a percentage of total revenues increased from 50.5% for the six months ended June 30, 2011 to 52.8% for the six months ended June 30, 2012.  Additional staffing of personnel and physicians due to our expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011 contributed $24.6 million to our salaries and benefits.  In June 2012, we implemented a new equity-incentive plan, which increased stock compensation by approximately $2.1 million. For existing practices and centers within our local markets, salaries and benefits increased $1.3 million due to increased salaries related to our physician liaison program and the expansion of our executive team offset by decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies increased by $6.4 million, or 25.1%, from $25.7 million for the six months ended June 30, 2011 to $32.1 million for the six months ended June 30, 2012. Medical supplies as a percentage of total revenues increased from 8.0% for the six months ended June 30, 2011 to 9.0% for the six months ended June 30, 2012. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $4.1 million of the increase was related to our expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In our remaining practices and centers in existing local markets, medical supplies increased by approximately

$2.3 million as we continue to see stable patient volumes and treatment counts in our existing local markets.  These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $3.4 million, or 21.0%, from $16.1 million for the six months ended June 30, 2011 to $19.5 million for the six months ended June 30, 2012. Facility rent expenses as a percentage of total revenues increased from 5.1% for the six months ended June 30, 2011 to 5.5% for the six months ended June 30, 2012. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $2.8 million of the increase was related to our expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In March 2012 we paid approximately $0.4 million to terminate a lease for our Beverly Hills, California office we closed in March 2011. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.2 million.

Other operating expenses. Other operating expenses increased by $2.8 million or 17.8%, from $15.8 million for the six months ended June 30, 2011 to $18.7 million for the six months ended June 30, 2012.  Other operating expense as a percentage of total revenues increased from 5.0% for the six months ended June 30, 2011 to 5.2% for the six months ended June 30, 2012.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $2.9 million of the increase was related to our expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011, offset by a decrease of approximately $0.1 million in our remaining practices and centers in existing local markets, primarily as a result of a decrease in operating leases on certain of our medical equipment and contract labor for radiation therapists.

General and administrative expenses. General and administrative expenses increased by $1.7 million or 4.3%, from $39.3 million for the six months ended June 30, 2011 to $41.0 million for the six months ended June 30, 2012. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 12.3% for the six months ended June 30, 2011 to 11.5% for the six months ended June 30, 2012.  The increase of $1.7 million in general and administrative expenses was due to an increase of approximately $4.0 million relating to our expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In addition there was an increase of approximately $0.2 million in litigation settlements with certain physicians, offset by a decrease of approximately $1.3 million in diligence costs relating to acquisitions and potential acquisitions of physician practices and a decrease of approximately $1.2 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization increased by $5.9 million, or 23.5%, from $25.5 million for the six months ended June 30, 2011 to $31.4 million for the six months ended June 30, 2012. Depreciation and amortization expense as a percentage of total revenues increased from 8.0% for the six months ended June 30, 2011 to 8.8% for the six months ended June 30, 2012.  The increase of $5.9 million in depreciation and amortization was due to an increase of approximately $2.4 million relating to our expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $1.8 million and $1.7 million increase due to the amortization of our trade name.

Provision for doubtful accounts. The provision for doubtful accounts increased by $2.4 million, or 31.1%, from $7.5 million for the six months ended June 30, 2011 to $9.9 million for the six months ended June 30, 2012.  The provision for doubtful accounts as a percentage of total revenues increased from 2.4% for the six months ended June 30, 2011 to 2.8% for the six months ended June 30, 2012.  The increase in our provision for doubtful accounts as a percentage of revenue is primarily due to the increase in revenues from our integrated cancer care practices as well as continued increases in the patient responsibility portion of our revenues as a result of higher co-pays and deductibles.

Interest expense, net. Interest expense, increased by $7.4 million, or 24.7%, from $29.8 million for the six months ended June 30, 2011 to $37.2 million for the six months ended June 30, 2012. The increase is primarily attributable to an increase of approximately $5.3 million of interest as a result the additional senior subordinated notes issued in March 2011 of approximately $50.0 million, the issuance of the senior secured second lien notes issued in May 2012 of approximately $350.0 million and additional capital lease financing and the additional amortization of deferred financing costs and original issue discount costs of approximately $0.5 million related thereto, the write-off of loan costs of approximately $0.5 million and approximately $0.4 million of interest related to international debt, and an increase in our interest rate swap expense of approximately $0.6 million.

Early extinguishment of debt.  We incurred approximately $4.5 million from the early extinguishment of debt as a result of the prepayment of the $265.4 million in senior secured credit facility - Term Loan B and prepayment of $63.0 million in senior secured credit facility - Revolving credit portion, which included the write-offs of $3.7 million in deferred financing costs and $0.8 million in original issue discount costs.

Gain on fair value adjustment of previously held equity investment. As result of the acquisition of MDLLC, in which we acquired an effective ownership interest of approximately 91.0% on March 1, 2011, we recorded a gain of approximately $0.2 million to adjust our initial investment in the joint venture to fair value.

Loss on foreign currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.  We maintain four foreign currency derivative contracts which mature on a quarterly basis. For the six months ended June 30, 2012 and 2011, the expiration of the June 29, 2011 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.2 million and $0.4 million, respectively.

Income taxes.   Our effective tax rate was (6.0)% for the six months ended June 30, 2012 and (274.6)% for the six months ended June 30, 2011. The change in the effective rate for the six months ended June 30, 2012 compared to the same period of the year prior is primarily the result of the reduction of the deferred tax liability on the amount of goodwill and trade name impaired in the third quarter of 2011, the benefit related to the termination of the interest rate swap, the accrual of US Federal penalties and interest proposed by the IRS as part of the settlement of 2007-2008 examinations in the amount of $1.4 million, decrease in the state tax, interest and penalties due to the favorable settlements of state tax audit in New York in the amount of $.6 million and the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit from losses that are not more likely than not to be realized.  On an absolute dollar basis, the expense for income taxes decreased to $1.5 million for the six months ended June 30, 2012 compared to an income tax expense of $5.8 million in the same period of 2011. Our tax expense decreased primarily due to the reduction of the deferred tax liability on amount of goodwill and trade name impaired in the third quarter of 2011, the benefit related to the termination of the interest swap and the settlement of the New York state tax audit. The expense results from the accrual for US Federal penalties and interest the non-US tax expense associated with foreign subsidiaries.

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

Net loss. Net loss increased by $19.5 million, from $7.9 million in net loss for the six months ended June 30, 2011 to $27.4 million net loss for the six months ended June 30, 2012.  Net loss represents 2.4% of total revenues for the six months ended June 30, 2011 and 7.7% of total revenues for the six months ended June 30, 2012.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the six month periods ended June 30, 2011 and 2012 was $14.8 million and $11.7 million, respectively.

Net cash provided by operating activities decreased by $3.1 million from $14.8 million in the six month period ended June 30, 2011 to $11.7 million for the six month period ended June 30, 2012 predominately due to increased interest costs. We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 43 days to 40 days.

Cash at June 30, 2012 held by our foreign subsidiaries was $5.0 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business. We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the six month periods ended June 30, 2011 and 2012 was $64.5 million and $41.3 million, respectively.

Net cash used in investing activities decreased by $23.2 million from $64.5 million for the six month period ended June 30, 2011 to $41.3 million for the six month period ended June 30, 2012.  In 2012, net cash used in investing activities was impacted by approximately $0.9 million in cash paid for the assets of a radiation oncology practice and a urology group located in Asheville, North Carolina in February 2012 and approximately $21.9 million in cash paid for the assets of a radiation oncology practice and two urology groups located in Sarasota/Manatee counties in Southwest Florida in March 2012 and the purchase of affiliated integrated cancer care physician practices of approximately $0.6 million.  During 2012, we entered into foreign exchange option contracts expiring on June 2013 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine Peso against the U.S. dollar. The cost of the option contracts, were approximately $0.4 million. In 2011, net cash used in investing activities was impacted by approximately $42.1 million (net of acquired cash of approximately $5.4 million) related to the purchase of the remaining (i) 67% interest in a joint venture that holds a majority equity interest in and manages 25 radiation therapy treatment centers in South America, Central America and the Caribbean (including the purchase of equity units in the underlying operating subsidiaries) and (ii) a 61% interest in a joint venture that operates a treatment center in Guatemala, on March 1, 2011 and the purchase of affiliated integrated cancer care physician practices of approximately $0.2 million. During 2011, we entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine Peso against the U.S. dollar. The cost of the option contracts, were approximately $0.7 million.  Purchases of property and equipment decreased $6.2 million as we continue to manage our capital expenditures.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six month periods ended June 30, 2011 and 2012 was $47.4 million and $47.9 million, respectively.

Net proceeds from revolving credit facility during the first quarter of 2012 was predominately used for the purchase of the assets of a radiation oncology practice and two urology groups located in Sarasota/Manatee counties in Southwest Florida in March 2012.

On May 10, 2012, we completed an offering of $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017, with an original issue discount of $1.7 million.  The proceeds of $348.3 million was used to prepay and cancel $265.4 million in senior secured credit facility - Term Loan B, prepayment of $63.0 million in senior secured credit facility - revolving credit portion and payment of accrued interest and fees of approximately $0.8 million.  In addition, we paid approximately $14.2 million of loan costs relating to transaction fees and expenses incurred in connection with the issuance of the 8 7/8% Senior Secured Second Lien Notes and a new revolving credit facility. The remaining net proceeds were used for general corporate purposes.

On March 1, 2011, we issued $50 million of 9 7/8% Senior Subordinated Notes due 2017 pursuant to a Commitment Letter from DDJ Capital Management, LLC.  The proceeds of $48.5 million were used (i) to fund the MDLLC acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition.  We incurred approximately $1.6 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers’ discount of $0.6 million. On April 1, 2011 we received approximately $6.7 million in capital lease financing from a financial institution to fund previously purchased medical equipment. The terms of the capital lease financing are for five years at an average interest rate of approximately 8%. We also had partnership distributions from non-controlling interests of approximately $2.1 million and $2.0 million in 2011 and 2012, respectively.

Senior Secured Credit Facilities Senior Subordinated Notes

On April 20, 2010, we consummated a debt offering in an aggregate principal amount of $310.0 million of 9 7/8% senior subordinated notes due 2017, and repaid our existing $175.0 million in aggregate principal amount 13.5% senior subordinated notes due 2015, including accrued and unpaid interest of approximately $6.4 million and the call premium of approximately $5.3 million.  The remaining proceeds from the Offering were used to pay down $74.8 million of the Term Loan B and $10.0 million of our revolving credit facility.  A portion of the proceeds was placed in a restricted account pending application to finance certain acquisitions, including the acquisitions of a radiation treatment center and physician practices in South Carolina, which were consummated on May 3, 2010.  We incurred approximately $11.9 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the Offering, including the initial purchasers’ discount of $1.9 million.

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

On March 1, 2011, we issued $50 million of 9 7/8% Senior Subordinated Notes due 2017 pursuant to a Commitment Letter from DDJ Capital Management, LLC. The proceeds of $48.5 million were used (i) to fund the MDLLC Acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition.  We incurred approximately $1.6 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers’ discount of $0.6 million.

In August 2011, we entered into a lease line of credit with a financial institution for the purpose of obtaining financing for medical equipment purchases in the commitment amount of $12.5 million.  The commitment, subject to various restrictions, is scheduled to be available through November 2011.  We had utilized approximately $8.7 million under the lease line of credit.

Senior Secured Second Lien Notes

On May 10, 2012, we issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017 (the “Notes”).

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

The credit facilities provided under the Credit Agreement consist of a revolving credit facility providing for up to $140 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility”).  We may increase the aggregate amount of revolving loans by an amount not to exceed $10 million in the aggregate.  The Revolving Credit Facility matures in 4-years and 5-months after the closing date.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) for us and certain of our subsidiaries to:  incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Notes; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of our subsidiaries to make distributions, advances and asset transfers.  In addition, under the Revolving Credit Facility, we will be required to comply with a specific first lien leverage ratio not to exceed 1.25 to 1.00.

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

The obligations under the Revolving Credit Facility are guaranteed by us and each direct and indirect, domestic subsidiary.

The Revolving Credit Facility and any interest rate protection and other hedging arrangements provided by any lender party to the Revolving Credit Facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of the Company’s and each guarantor’s tangible and intangible assets (subject to certain exceptions).

The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at June 30, 2012	Level at June 30, 2012

Maximum permitted first lien leverage ratio	<1.25 to 1.00	0.04 to 1.00

The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of June 30, 2012.

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

As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, we derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, we entered into a new master lease arrangement with the landlord on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. During 2011 the related party lessors completed construction of 2 properties. Upon completion we entered into a new master lease arrangement with the related party lessors for these 2 properties as well as an existing property. The initial term of the new master lease arrangement is 15 years with four 5 year renewal options.  Annual payments, including executory costs, total approximately $0.7 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. The amount of finance obligations related to properties that have not been derecognized as well as one property under development as of June 30, 2012 and December 31, 2011 was $15.7 million and $14.3 million, respectively.

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

Acquisitions and Developments

The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,		Six Months Ended
	2010	2011	June 30, 2012
Treatment centers at beginning of period	97	95	127
Internally developed	2	1	—
Transitioned to freestanding	—	—	2
Internally (consolidated / closed / sold)	(5)	(5)	(1)
Acquired	2	33	2
Hospital-based / other groups	(1)	3	(2)
Hospital-based (ended / transitioned)	—	—	(2)

Treatment centers at period end	95	127	126

Number of regions at period end	8	9	9

Number of local markets at period end	28	28	28

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

During 2010, we acquired the assets of several integrated cancer care physician practices in Florida and Arizona for approximately $860,000. The physician practices provide synergistic clinical services to our patients in the respective markets in which we treat.

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

On November 4, 2011, the Company purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. The combined purchase price of the ownership interests totals approximately $7.4 million, comprised of $2.1 million in cash, seller financing totaling approximately $4.0 million payable over 24 monthly installments, commencing January 2012, and a purchase option totaling approximately $1.3 million. The acquisition of these operating treatment centers expands our presence in the international markets.

On December 22, 2011, the Company acquired the interest in an operating entity which operates two radiation treatment centers in located in North Carolina, for approximately $6.3 million, including an earn-out provision of approximately $0.4 million contingent upon maintaining a certain level of patient volume. On April 16, 2012 we acquired certain additional assets utilized in one of the radiation oncology centers for approximately $0.4 million.  The acquisition of the two radiation treatment centers further expands our presence into the eastern North Carolina market.

During 2011, the Company acquired the assets of several physician practices in Florida and the non-professional practice assets of several North Carolina physician practices for approximately $0.4 million. The physician practices provide synergistic clinical services to our patients in the respective markets in which we provide radiation therapy treatment services.

On February 6, 2012, we acquired the assets of a radiation oncology practice and a urology group located in Asheville, North Carolina for approximately $0.9 million.  The acquisition of the radiation oncology practice and the urology group, further expands our presence in the Western North Carolina market and builds on the our integrated cancer care model.

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

On March 30, 2012, we acquired the assets of a radiation oncology practice for $26.0 million and two urology groups located in Sarasota/Manatee counties in Southwest Florida for approximately $1.6 million, for a total purchase price of approximately $27.6 million, comprised of $21.9 million in cash and assumed capital lease obligation of approximately $5.7 million.  The acquisition of the radiation oncology practice and the two urology groups, further expands our presence in the Sarasota/Manatee counties and builds on our integrated cancer care model.

During 2012, we acquired the assets of several integrated cancer care physician practices in Florida for approximately $0.6 million. The physician practices provide synergistic clinical services and an integrated cancer care service to our patients in the respective markets in which we provide radiation therapy treatment services.

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

As of June 30, 2012, we have one replacement de novo radiation treatment center project in process in Michigan and four additional de novo radiation treatment centers located in New York, Bolivia and two in Argentina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

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

During the six months ended June 30, 2012 and 2011, approximately 46% and 49%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

On July 6, 2012, CMS released its 2013 preliminary physician fee schedule.  The preliminary physician fee schedule proposes a 15% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provides a 60 day comment period and the final rule is expected in early November.  If the final rule maintains the current proposed rate reductions, we would likely record an impairment charge for goodwill and indefinite-lived intangibles assets.  We expect the final ruling to be released in November, 2012. As a result our operating results could be materially impacted if the proposed rate decrease is implemented.

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

For purposes of determining the compensation expense associated with the 2012 equity-based incentive plan grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the probability-weighted expected return method (“PWERM”) to determine the fair value of these units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company’s ability to achieve certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit.

For 2010 and 2011, the estimated fair value of the units, less an assumed forfeiture rate of 2.7%, is recognized in expense in the Company’s financial statements on a straight-line basis over the requisite service periods of the awards for Class B Units. For Class B Units, the requisite service period is 48 months, and for Class C Units, the requisite service period is 34 months only if probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate.

For 2012, the estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate.

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”) requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In 2009, we determined that a valuation allowance of $3.4 million was appropriate under the provisions of ASC 740. This valuation allowance of $3.4 million was against state deferred tax assets. Primarily because of the taxable loss as of December 31, 2010, we determined that the valuation allowance should be $17.6 million, consisting of $12.3 million against federal deferred tax assets and $5.3 million against state deferred tax assets. This represented an increase of $14.2 million in valuation allowance. Additional valuation allowance of $27.9 million has been recorded in 2011 consisting of $26.0 million against federal deferred tax assets and $1.9 million against state deferred tax assets.

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

We are currently undergoing a US Federal income tax examination for tax years 2007 through 2008.  The IRS has proposed penalties and interest for which an additional accrual of $1.4 has been made.  We have closed the New York State audit for tax years 2006 through 2008 with a favorable result.

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

In July 2011, we entered into two interest rate swap agreements whereby we fixed the interest rate on the notional amounts totaling approximately $116.0 million of our senior secured term loan facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements are 0.923% plus a margin, which was 475 basis points, and was scheduled to expire on December 31, 2013. In May 2012, the Company terminated the interest rate swap agreements and paid approximately $1.0 million representing the fair value of the interest rate hedges at time of termination.  No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement.  The amount of accumulated other comprehensive loss related to the terminated interest rate swap agreements of approximately $1.0 million, net of tax is reflected as interest expense in the condensed consolidated statements of comprehensive loss.

The swaps are derivatives and are accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreements, representing the estimated amount that we would pay to a third party assuming our obligations under the interest rate swap agreements terminated at June 30, 2012 and December 31, 2011, was approximately $-0- million and $0.7 million, respectively. The estimated fair value of our interest rate swaps were determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

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

 Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of June 30, 2012, we have interest rate exposure on $-0- million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $-0- million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact our results of operations. We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. Since our acquisition of Medical Developers, each quarter we have entered into foreign exchange option contracts that expire in one year. On June 28, 2012, we entered into a foreign exchange option contract maturing on June 28, 2013 to replace the contract maturing on June 29, 2012. Because our Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, the adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts in effect, which was approximately $1.2 million. With respect to a strengthening Argentine Peso against the U.S. dollar versus inflationary expectations, the estimated favorable impact on net income for an Argentine Peso that is 5%, 10% and 15% stronger than inflationary expectations, will be $(0.3) million, $0.2 million and $0.7 million to our consolidated results, respectively, which includes the cost of the option contracts. Under our foreign currency management program, we expect to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, we are targeting to cover approximately 70% of our forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. We do not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. Our current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss on foreign currency derivative contracts on the consolidated statements of comprehensive loss. For the six months ended June 30, 2012 and 2011, we incurred a loss of approximately $220,000 and $399,000, respectively relating to the fair market valuation of our foreign currency derivative program.

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

As of June 30, 2012, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision.  The specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of June 30, 2012.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K except for the additional risk factor relating to local business risks in different countries and foreign currency risk.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 44%, 48%, 48% and 46% of our net patient service revenue for the years ended December 31, 2009, 2010, 2011 and for the six months ended June 30, 2012, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid payment. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. The Centers for Medicare & Medicaid Services (“CMS”) can change these schedules and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

In the proposed Medicare 2013 Physician Fee Schedule, CMS proposes to reduce payments for radiation oncology by 15 percent.  This proposed reduction relates to (1) input changes for certain radiation therapy procedures, (2) updated equipment interest rate assumptions, (3) the fourth year of the four-year transition to the utilization of new Physician Practice Information Survey (PPIS) data and (4) budget neutrality effects of a proposal to create a new discharge care management code.  The largest of these changes (accounting for 7 percent of the reduction) relates to changes in CMS time assumptions for intensity-modulated radiation therapy (IMRT) and stereotactic body radiation therapy (SBRT).  The change in the CMS interest rate policy (accounting for 3 percent of the reduction) would reduce interest rate assumptions in the CMS database from 11 percent to a sliding scale of 5.5 percent to 8 percent.  The PPIS policy (accounting for 3 percent of the reduction) reflects the transition of the final 25 percent reduction of PPIS data into the PERVU methodology.  Finally, CMS is proposing to create a HCPCS G-code to describe transition care management from a hospital or other institutional stay to a primary physician in the community.  While this policy benefits primary care, most non-primary care physicians are impacted due to the budget-neutrality of the PFS (accounting for 2 percent of the reduction for radiation oncology).

The 2013 proposed Medicare Physician Fee Schedule is subject to public comments which are due by September 4, 2012, with the final fee scheduled expected in November. We, together with numerous other affected parties, have communicated with CMS to point out what we believe are flaws in the methodology leading to the proposed fee cuts. There can be no assurance that these efforts will be successful in which case the 2013 fee cuts could have a material adverse impact on our business.

Medicare reimbursement rates for all procedures under Medicare also are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the sustainable growth rate (“SGR”). On January 1, 2010, the CF was scheduled to decrease 21.2%, but Congress postponed this decrease throughout the year by passing several pieces of legislation. Additionally, in June 2010, Congress passed a 2.2% increase. The CF was again scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of 2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, and then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012. If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the SGR reimbursement decrease is currently scheduled to take effect on January 1, 2013.

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

National healthcare reform remains a focus at the federal level. On March 21, 2010, the House of Representatives passed the Patient Protection and Affordable Care Act, and the corresponding reconciliation bill. President Obama signed the larger comprehensive bill into law on March 23, 2010 and the reconciliation bill on March 30, 2010 (collectively, the “Health Care Reform Act”). The comprehensive $940 billion dollar overhaul could extend coverage to approximately 32 million previously uninsured Americans.

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

On June 28, 2012, the United States Supreme Court upheld the constitutionality of the Health Care Reform Act’s “individual mandate” that will require individuals as of 2014 to either purchase health insurance or pay a penalty. The Supreme Court also held, however, that the federal government cannot force states to expand their Medicaid programs by threatening to cut their existing Medicaid funds. As a result of this decision, states are left with a choice about whether to expand their Medicaid programs to cover low-income, non-disabled adults without children. In addition, certain members of Congress continue to introduce legislation that would repeal or significantly amend the Health Care Reform Act. Because of the continued uncertainty about the implementation of the Health Care Reform Act, we cannot predict the impact of the law or any future reforms on our business.

If payments by managed care organizations and other commercial payers decrease, our revenue and profitability could be adversely affected.

We estimate that approximately 55%, 51%, 51% and 53% of our net patient service revenue for the years ended December 31, 2009, 2010, 2011 and for the six months ended June 30, 2012, respectively, was derived from commercial payers such as managed care organizations and private health insurance programs as well as individuals. As of December 31, 2011, we have over 1,300 contracts with commercial payers. These commercial payers generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payer rates are generally higher than government program reimbursement rates, approximately fifteen percent of our commercial payer rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward certain additional managed care payers or Medicare or Medicaid reimbursements, then our revenue and profitability may decline and our operating margins will be reduced. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts as well as enter into new managed care contracts on terms favorable to us. Any inability to maintain suitable financial arrangements with commercial payers could have a material adverse impact on our business.

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

We have $755.0 million of total debt outstanding. Subject to the limits contained in the indenture governing our notes and our senior secured credit facilities, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 44%, 48%, 48% and 46% of our net patient service revenue for the years ended December 31, 2009, 2010, 2011 and for the six months ended June 30, 2012, respectively, consisted of payments from Medicare and Medicaid programs. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have not been errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

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

Certain states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in California, Massachusetts, Michigan, Nevada, New York and North Carolina, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2009, 2010, 2011 and for the six months ended June 30, 2012, $122.2 million, $118.4 million, $114.7 million and $66.2 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $395.4 million, $417.5 million, $524.0 million and $287.8 million, respectively, from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on any basis, including on the basis of state laws prohibiting the corporate practice of medicine nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

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

A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for approximately 58% and 60% of the total assets on our balance sheet as of June 30, 2012 and December 31, 2011, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations. For the year ended December 31, 2011, we wrote-off approximately $360.6 million in goodwill, trade name, leasehold improvements and other investments as a result of our annual impairment testing of our goodwill and indefinite-lived intangible assets and rebranding initiatives relating to our trade name.

On July 6, 2012, CMS released its 2013 preliminary physician fee schedule.  The preliminary physician fee schedule proposes a 15% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provides a 60 day comment period and the final rule is expected in early November.  If the final rule maintains the current proposed rate reductions, we would likely record an impairment charge for goodwill and indefinite-lived intangibles assets.  We expect the final ruling to be released in November, 2012. As a result our operating results could be materially impacted if the proposed rate decrease is implemented.

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

Our Florida treatment centers accounted for approximately 46%, 45%, 40% and 40% of our freestanding radiation revenues during the years ended December 31, 2009, 2010, 2011 and for the six months ended June 30, 2012, respectively. Our treatment centers are also concentrated in the states of Michigan and North Carolina, which accounted for approximately 3.5% and 6.5%, respectively, of our freestanding radiation revenues for the year ended December 31, 2011. This concentration makes us particularly sensitive to regulatory requirements in those locations, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee-splitting, corporate practice of medicine, anti-trust, licensing and certificates of need, as well as economic and other conditions which could impact us. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our revenue and profitability may decline.

Our treatment centers in Florida and other areas that could be disrupted or damaged by hurricanes.

Florida is susceptible to hurricanes and we currently have 30 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 46%, 45%, 40% and 40% of our freestanding radiation revenues during the years ended December 31, 2009, 2010, 2011 and for the six months ended June 30, 2012, respectively. In 2005, 21 of our treatment centers in South Florida were disrupted by Hurricane Wilma which required us to close all of these centers for one business day. Although none of these treatment centers suffered structural damage as a result of the hurricane, their utility services were disrupted. While Hurricane Wilma did not have any long-term impact on our business, our Florida treatment centers and any of our other treatment centers located in other areas that are in the path of a hurricane could be subject to significant hurricane-related disruptions and/or damage in the future and could have an adverse affect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all of our hurricane-related losses.

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

Effective as of June 11, 2012, RT Investments entered into the Amended LLC Agreement.  The Amended LLC Agreement established new classes of equity units in RT Investments in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of preferred units and Class A Units of RT Investments (“2012 Plan”).  The Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units and 100 Class G Units. As of June 30, 2012, there were 112,271 Class MEP Units, 9,257 Class EMEP Units and 100 Class G Units available for future issuance under the 2012 Plan.

Repurchases of Equity Securities

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures

Not applicable to Radiation Therapy Services Holdings, Inc.

Item 5.     Other Information.

(a)     None.

(b)    None.

Item 6.      Exhibits.

Exhibit Number	Description

10.1

Intercreditor Agreement, dated as of May 10, 2012, among Wells Fargo Bank, National Association Wilmington Trust, National Association and each collateral agent from time to time party thereto, incorporated herein by reference to Exhibit 10.126 to Amendment No. 1 to Radiation Therapy Services, Inc.’s Registration Statement on Form S-4 filed on June 15, 2012.

10.2

Third Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, dated as of June 11, 2012, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on June 15, 2012.

10.3

Amendment No. 1 to the Second Amended and Restated Securityholders Agreement, dated as of June 11, 2012, incorporated herein by reference to Exhibit 10.2 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on June 15, 2012.

10.4

Amended and Restated Executive Employment Agreement, dated as of June 11, 2012, by and among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.3 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on June 15, 2012. +

10.5

Amended and Restated Physician Employment Agreement, dated as of June 11, 2012, by and between 21st Century Oncology, Inc. and Daniel E. Dosoretz, M.D., incorporated herein by reference to Exhibit 10.4 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on June 15, 2012. +

10.6

Executive Employment Agreement, dated as of January 1, 2012, by and among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and Bryan J. Carey, incorporated herein by reference to Exhibit 10.5 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on June 15, 2012. +

10.7

First Amendment to Executive Employment Agreement, dated as of June 11, 2012, by and between Joseph Garcia and Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.6 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on June 15, 2012. +

10.8

Amendment No. 3 to Executive Employment Agreement, dated as of June 11, 2012, by and among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and Norton Travis, incorporated herein by reference to Exhibit 10.7 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on June 15, 2012. +

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

101

The following financial information from Radiation Therapy Services Holdings, Inc. Quarterly Report on Form 10-Q for the period June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011 (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2012 and 2011 (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (iv) Notes to Interim Condensed Consolidated Financial Statements.

+                    Management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ BRYAN J. CAREY
Bryan J. Carey
Chief Financial Officer