Form 10-Q
period 2012-09-30
Radiation Therapy Services Holdings, Inc.
filed 2012-11-14
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012.

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☒	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

As of November 1, 2012, we had outstanding 1,025 shares of Common Stock, par value $0.01 per share, which are 100% owned by Radiation Therapy Investments, LLC.

RADIATION THERAPY SERVICES HOLDINGS, INC.

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($5,012 and $2,922 related to VIEs)	$27,934	$10,177
Accounts receivable, net ($15,743 and $17,934 related to VIEs)	89,414	87,094
Prepaid expenses ($451 and $414 related to VIEs)	7,921	5,731
Inventories ($364 and $168 related to VIEs)	4,755	4,308
Deferred income taxes	3,318	2,969
Other ($210 and $756 related to VIEs)	6,037	6,025
Total current assets	139,379	116,304

Equity investments in joint ventures	496	692
Property and equipment, net ($20,778 and $22,910 related to VIEs)	227,449	236,411
Real estate subject to finance obligation	15,395	13,719
Goodwill ($18,929 and $18,879 related to VIEs)	498,188	556,547
Intangible assets, net ($1,313 and $1,363 related to VIEs)	38,462	42,393
Other assets ($8,903 and $8,106 related to VIEs)	44,784	32,526
Total assets	$964,153	$998,592

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($2,953 and $2,282 related to VIEs)	$23,690	$27,748
Accrued expenses ($2,673 and $2,471 related to VIEs)	60,381	42,596
Income taxes payable ($130 and $31 related to VIEs)	2,625	5,310
Current portion of long-term debt	10,972	13,945
Current portion of finance obligation	259	161
Other current liabilities	6,764	6,615
Total current liabilities	104,691	96,375

Long-term debt, less current portion	744,552	665,088
Finance obligation, less current portion	15,994	14,105
Other long-term liabilities ($2,179 and $1,874 related to VIEs)	21,785	22,659
Deferred income taxes	9,726	10,343
Total liabilities	896,748	808,570

Noncontrolling interests - redeemable	12,817	12,728

Commitments and contingencies

Equity:
Common stock, $0.01 par value, 1,025 shares authorized, issued and outstanding	—	—
Additional paid-in capital	651,799	648,703
Retained deficit	(604,953)	(483,815)
Note receivable from shareholder	—	(125)
Accumulated other comprehensive loss, net of tax	(8,960)	(4,890)
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	37,886	159,873
Noncontrolling interests - nonredeemable	16,702	17,421
Total equity	54,588	177,294
Total liabilities and equity	$964,153	$998,592

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Net patient service revenue	$165,385	$154,335	$519,432	$470,305
Other revenue	2,131	1,931	5,783	4,754
Total revenues	167,516	156,266	525,215	475,059

Expenses:
Salaries and benefits	87,190	77,714	276,199	238,727
Medical supplies	15,686	12,208	47,785	37,863
Facility rent expenses	10,119	8,374	29,634	24,508
Other operating expenses	10,001	8,990	28,663	24,828
General and administrative expenses	19,076	19,209	60,059	58,514
Depreciation and amortization	16,697	13,629	48,140	39,082
Provision for doubtful accounts	5,425	4,621	15,286	12,143
Interest expense, net	20,027	15,454	57,182	45,261
Early extinguishment of debt	—	—	4,473	—
Fair value adjustment of earn-out liability	1,261	—	1,261	—
Impairment loss	69,946	237,560	69,946	237,560
Gain on fair value adjustment of previously held equity investment	—	—	—	(234)
Foreign currency transaction loss	140	35	234	34
Loss (gain) on foreign currency derivative contracts	786	(232)	1,006	167
Total expenses	256,354	397,562	639,868	718,453
Loss before income taxes	(88,838)	(241,296)	(114,653)	(243,394)
Income tax expense (benefit)	1,705	(10,969)	3,254	(5,208)
Net loss	(90,543)	(230,327)	(117,907)	(238,186)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(842)	(702)	(3,231)	(3,209)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(91,385)	(231,029)	(121,138)	(241,395)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative interest rate swap agreements	—	319	(333)	2,419
Unrealized loss on foreign currency translation	(2,109)	(457)	(5,129)	(808)
Unrealized comprehensive (loss) income:	(2,109)	(138)	(5,462)	1,611
Comprehensive loss	(92,652)	(230,465)	(123,369)	(236,575)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	(717)	(676)	(2,797)	(3,147)
Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(93,369)	$(231,141)	$(126,166)	$(239,722)

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands - unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(117,907)	$(238,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39,310	33,708
Amortization	8,830	5,374
Deferred rent expense	895	922
Deferred income taxes	(1,095)	(6,299)
Stock-based compensation	3,221	1,201
Provision for doubtful accounts	15,286	12,143
Loss on the sale of property and equipment	8	4
Amortization of termination of interest rate swap	958	—
Write-off of loan costs	525	—
Early extinguishment of debt	4,473	—
Termination of derivative interest rate swap agreements	(972)	—
Impairment loss	69,946	237,560
Gain on fair value adjustment of previously held equity investment	—	(234)
Loss on foreign currency transactions	17	125
Loss on foreign currency derivative contracts	1,006	167
Amortization of debt discount	608	630
Amortization of loan costs	4,065	3,185
Equity interest in net loss of joint ventures	681	863
Distribution received from unconsolidated joint ventures	9	52
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(18,852)	(15,084)
Income taxes payable	(2,541)	(4,638)
Inventories	(156)	(1,938)
Prepaid expenses	632	2,273
Accounts payable and other current liabilities	(4,069)	1,854
Accrued deferred compensation	1,009	—
Accrued expenses / other current liabilities	17,229	6,833
Net cash provided by operating activities	23,116	40,515
Cash flows from investing activities
Purchases of property and equipment	(24,179)	(31,045)
Acquisition of medical practices	(24,057)	(51,940)
Proceeds from the sale of property and equipment	2,988	6
(Loans to) repayments from employees	(81)	302
Contribution of capital to joint venture entities	(497)	(299)
Distributions received from joint venture entities	—	581
Proceeds from the sale of equity interest in a joint venture	—	312
Payment of foreign currency derivative contracts	(543)	(1,096)
Premiums on life insurance policies	(963)	—
Change in other assets and other liabilities	115	479
Net cash used in investing activities	(47,217)	(82,700)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $1.7 million and $625,000, respectively)	435,663	73,927
Principal repayments of debt	(376,087)	(29,811)
Repayments of finance obligation	(81)	(71)
Proceeds from equity contribution	—	3
Payments of notes receivable from shareholder	—	50
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(3,196)	(3,425)
Consolidation of noncontrolling interest	—	38
Payments of loan costs	(14,437)	(4,424)
Net cash provided by financing activities	41,862	36,287
Effect of exchange rate changes on cash and cash equivalents	(4)	(12)
Net increase (decrease) in cash and cash equivalents	17,757	(5,910)
Cash and cash equivalents, beginning of period	10,177	13,977
Cash and cash equivalents, end of period	$27,934	$8,067

continued

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Supplemental disclosure of non-cash transactions
Recorded finance obligation related to real estate projects	$2,068	$11,288
Recorded derecognition of finance obligation related to real estate projects	$—	$(3,421)
Recorded noncash consolidation of noncontrolling interest	$—	$96
Recorded capital lease obligations related to the purchase of equipment	$5,618	$598
Recorded accounts payable related to acceptance and delivery of medical equipment	$—	$2,233
Recorded issuance of Parent equity units related to the acquisition of medical practices	$—	$16,250
Recorded issuance of senior subordinated notes related to the acquisition of medical practices	$—	$16,047
Recorded earn-out accrual related to the acquisition of medical practices	$—	$2,340
Recorded additional consideration related to the acquisition of medical practices	$—	$561
Recorded noncash dividend declared to noncontrolling interest	$231	$332
Recorded property and equipment related to the North Broward Hospital District license agreement	$4,260	$—
Recorded capital lease obligations related to the acquisition of medical practices	$5,746	$—

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

2.  Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

As of September 30, 2012, the Company was the primary beneficiary of, and therefore consolidated, 24 VIEs, which operate 41 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the nine months ended September 30, 2012 and 2011 approximately 19.3% and 17.9% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative services agreements.

As of September 30, 2012, the Company also held equity interests in seven VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $0.5 million and $0.7 million at September 30, 2012 and December 31, 2011, respectively, with ownership interests ranging between 28.5% and 50.0% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

The cost of revenues for the three months ended September 30, 2012 and 2011 are approximately $118.8 million and $102.0 million, respectively. The cost of revenues for the nine months ended September 30, 2012 and 2011 are approximately $361.2 million and $307.9 million, respectively.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (ASU 2011-05). ASU 2011-05 amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (ASU 2011-12). ASU 2011-12 updates ASU 2011-05 by deferring requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-05 and ASU 2011-12 should be applied retrospectively. The amendments pursuant to both ASU 2011-05 and 2011-12 are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 and ASU 2011-12 in its consolidated financial statements.

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

The summary of activity under the 2008 Plan is presented below:

2008 Plan	Class B Units Outstanding	Weighted-Average Grant Date Fair Value	Class C Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2011	149,194	$7.55	824,898	$6.78
Units granted	—	—	—	—
Units forfeited	—	—	—	—
Units vested	(114,813)	8.14	—	—
Units cancelled	(34,381)	5.57	(824,898)	6.78
Nonvested balance at end of period September 30, 2012	—	$—	—	$—

2012 Equity-based incentive plans

Effective as of June 11, 2012, RT Investments entered into the Amended LLC Agreement.  The Amended LLC Agreement established new classes of equity units (such new units, the “2012 Plan”) in RT Investments in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of Preferred units and Class A Units of RT Investments.  In addition to the Preferred Units and Class A Units of RT Investments, the Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units, and 100 Class G Units. As of September 30, 2012, there were 44,089 Class MEP Units, 6,294 Class EMEP Units and 100 Class G Units available for future issuance under the 2012 Plan.

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

Grant of Class L Units

Dr. Dosoretz, CEO of the Company received Class L Unit awards in addition to Class MEP and Class EMEP Units. The Class L Units rank lower than the Class MEP and EMEP Units in the waterfall distribution, and will not receive distributions until and unless the performance conditions that result in vesting of the EMEP units occurs. The terms of the Class L unit award to Dr. Dosoretz do not have any service or performance conditions. The Class L units vest upon issuance, and the fair value of the units awarded was recognized upon issuance.  The Company recorded approximately $1.0 million of stock-based compensation for the issuance of the Class L Units to the CEO.

For purposes of determining the compensation expense associated with the 2012 equity-based incentive plan grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the probability-weighted expected return method (“PWERM”) to determine the fair value of these units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company’s ability to achieve certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit. Management considers an initial public offering (“IPO”) of the Company’s stock to be one of the exit scenarios for the current shareholders, although sale or merger/acquisition are possible future exit options as well. For the scenarios the enterprise value at exit was estimated based on a multiple of the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the fiscal year preceding the exit date. The enterprise value for the Staying Private Scenario was estimated based on a discounted cash flow analysis as well as guideline company market approach. The guideline companies were publicly-traded companies that were deemed comparable to the Company. The discount rate analysis also leveraged market data of the same guideline companies.

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

The estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company’s consolidated financial statements over the requisite service period and in accordance with the vesting conditions of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if met or probable of being met. There was no stock-based compensation cost recorded in the period ended September 30, 2012 for the Class EMEP Units. The assumed forfeiture rate is based on an average historical forfeiture rate.

The Company recorded approximately $0.2 million and $0.3 million of stock-based compensation for the three months ended September 30, 2012 and 2011, respectively and $3.2 million and $1.2 million of stock-based compensation expense for the nine months ended September 30, 2012 and 2011, respectively, which is included in salaries and benefits in the condensed consolidated statements of comprehensive loss.

The summary of activity under the 2012 Plan is presented below:

2012 Plan	Class MEP Units Outstanding	Weighted-Average Grant Date Fair Value	Class EMEP Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2011	—	$—	—	$—
Units granted	955,911	3.32	93,706	38.94
Units forfeited	—	—	—	—
Units vested	(584,568)	3.32	—	—
Nonvested balance at end of period September 30, 2012	371,343	$3.32	93,706	$38.94

As of September 30, 2012, there was approximately $0.9 million, and $3.5 million of total unrecognized compensation expense related to the MEP Units, and EMEP Units, respectively. These costs are expected to be recognized over a weighted-average period of 1.60 years for MEP Units. The Class EMEP Units will be recognized upon an implied equity value threshold during the contractual life of the Class EMEP Units, which is not probable of achievement at September 30, 2012.

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

4.  Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive income (loss) is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company’s foreign currency translation of its operations in Latin America, Central America and the Caribbean. The impact of the unrealized net loss decreased accumulated other comprehensive income on a consolidated basis by approximately $5.5 million for the nine months ended September 30, 2012 and the impact of unrealized net gain increased accumulated other comprehensive income on a consolidated basis by approximately $1.6 million for the nine months ended September 30, 2011.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder				Noncontrolling Interests
(in thousands):	Foreign Currency Translation Adjustments	Derivative Losses on Interest Rate Swap Agreements	Other	Total	Foreign Currency Translation Adjustments	Other Comprehensive Income (Loss)
As of December 31, 2011	$(4,265)	$(625)	$—	$(4,890)	$(644)
Other Comprehensive (loss) income	(4,695)	(333)	—	(5,028)	(434)	$(5,462)
Amortization of termination of interest rate swap agreement, net of tax	—	958	—	958	—	—
As of September 30, 2012	$(8,960)	$—	$—	$(8,960)	$(1,078)	$(5,462)

5. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s consolidated balance sheets. The noncontrolling interests are not redeemable at September 30, 2012 and December 31, 2011 and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurrence at September 30, 2012. Accordingly, the noncontrolling interests are measured at their carrying value at September 30, 2012 and December 31, 2011.

The following table presents changes in total equity for the respective periods (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable
Balance, December 31, 2011	$159,873	$17,421	$177,294	$12,728
Net (loss) income	(121,138)	2,413	(118,725)	818
Other comprehensive loss from unrealized loss on interest rate swap agreements	(333)	—	(333)	—
Other comprehensive loss from foreign currency translation	(4,695)	(295)	(4,990)	(139)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	958	—	958	—
Stock-based compensation	3,221	—	3,221	—
Cash distributions	—	(2,837)	(2,837)	(590)
Balance, September 30, 2012	$37,886	$16,702	$54,588	$12,817

Balance, December 31, 2010	$497,049	$11,159	$508,208	$7,371
Net (loss) income	(241,395)	2,758	(238,637)	451
Other comprehensive income from unrealized gain on interest rate swap agreements	2,419	—	2,419	—
Other comprehensive income from foreign currency translation loss	(746)	(62)	(808)	—
Cash contribution of equity	3	—	3	—
Consolidation of noncontrolling interest	—	96	96	—
Equity issuance related to MDLLC acquisition	16,250	—	16,250	—
Fair value of noncontrolling interest acquired in connection with MDLLC acquisition	—	7,750	7,750	—
Reversal of other comprehensive income of previously held equity investment	338	—	338	—
Stock-based compensation	1,201	—	1,201	—
Payment of note receivable from shareholder	50	—	50	—
Cash distributions	—	(3,008)	(3,008)	(749)
Balance, September 30, 2011	$275,169	$18,693	$293,862	$7,073

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

The swaps are derivatives and are accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company’s obligations under the interest rate swap agreements terminated at September 30, 2012 and December 31, 2011, was approximately $-0- million and $0.7 million, respectively, which is included in other long term liabilities in the accompanying condensed consolidated balance sheets. The estimated fair value of our interest rate swaps was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.  No ineffectiveness was recorded for the periods September 30, 2012 and December 31, 2011.

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

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact the Company’s results from operations.  The Company is exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at the Company’s Latin American operations and purchases of goods and services in foreign currencies.   The Company enters into foreign exchange option contracts to convert a significant portion of the Company’s forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a potential weakening Argentine Peso against the U.S. dollar.  On September 28, 2012 the Company entered into a foreign exchange option contract maturing on September 30, 2013 to replace the contract maturing on September 28, 2012. Because the Company’s Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $0.9 million in aggregate at inception of the contracts. Under the Company’s foreign currency management program, the Company expects to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, the Company is targeting to cover approximately 70% of its forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. The Company does not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on foreign currency derivative contracts on the condensed consolidated statements of comprehensive loss.  For the nine months ended September 30, 2012 and 2011 the Company incurred a loss of approximately $1.0 million and $167,000, respectively relating to the change in fair market value of its foreign currency derivatives.  The fair value of the foreign currency derivative is recorded in other current assets in the accompanying condensed consolidated balance sheet.  At September 30, 2012 and December 31, 2011, the fair value of the foreign currency derivative was approximately $350,000 and $814,000, respectively.

The following represents the current foreign currency derivative agreements as of September 30, 2012 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value

Foreign currency derivative Argentine Peso to U.S. dollar	$3,750	December 28, 2012	$390	$28
Foreign currency derivative Argentine Peso to U.S. dollar	3,750	March 27, 2013	292	180
Foreign currency derivative Argentine Peso to U.S. dollar	1,250	June 28, 2013	140	46
Foreign currency derivative Argentine Peso to U.S. dollar	1,250	September 30, 2013	111	96
	$10,000		$933	$350

7. Fair value of financial instruments

ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1 – Quoted prices for identical assets and liabilities in active markets.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs for the asset or liability.

In accordance with ASC 820, the fair value of the 8 7/8% Senior Secured Second Lien Notes due 2017, the 9 7/8% Senior Subordinated Notes due 2017, and Term Loan B portion of the senior secured credit facility (“Term Loan B”) was based on prices quoted from third-party financial institutions (Level 2). At September 30, 2012, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$337,750	$348,490

$360.0 million Senior Subordinated Notes due April 15, 2017	$261,900	$358,258

$16.25 million Senior Subordinated Notes due April 15, 2017	$11,822	$16,099

At December 31, 2011, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$347.0 million senior secured credit facility — (Term Loan B portion)	$261,048	$264,367

$360.0 million Senior Subordinated Notes due April 15, 2017	$273,600	$357,973

$16.25 million Senior Subordinated Notes due April 15, 2017	$12,350	$16,075

As of September 30, 2012 and December 31, 2011, the Company held certain items that are required to be measured at fair value on a recurring basis including interest rate swap agreements and foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.  The carrying values of the Company’s long-term debt other than Senior Subordinated Notes and Senior Secured Second Lien Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.  There have been no transfers between levels of valuation hierarchies for the nine months ended September 30, 2012 and 2011.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of September 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
(in thousands):	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency derivative contracts	$350	$—	$350	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other long-term liabilities
Interest rate swaps	$(708)	$—	$(708)	$—
Other current assets
Foreign currency derivative contracts	$814	$—	$814	$—

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

8.  Impairment of goodwill and long-lived assets

On July 6, 2012, the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program released its 2013 preliminary physician fee schedule.  The preliminary physician fee schedule would have resulted in a 15% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provided a 60 day comment period and the final rule was released on November 1, 2012.  The final rule by CMS provided for a 7% rate reduction on Medicare payments to freestanding radiation oncology providers effective January 1, 2013. The Company completed an interim impairment test for goodwill and indefinite-lived intangible assets based on the Company’s estimate of the proposed CMS cuts at September 30, 2012. In performing this test, the Company assessed the implied fair value of its goodwill. It was determined that the implied fair value of goodwill was less than the carrying amount, and as a result the Company recorded an impairment charge for the quarter ended September 30, 2012. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that would be recognized in a hypothetical business combination. The estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company’s reporting units, the Company’s management determined that the carrying value of goodwill in certain U.S. Domestic markets, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida regions exceeded their fair value.  Accordingly, the Company recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $69.8 million in the condensed consolidated statement of comprehensive loss during the quarter ended September 30, 2012. The Company will perform its annual goodwill and indefinite-lived impairment analysis at October 1, 2012 which could yield an impairment charge in the quarter ending December 31, 2012. In addition, during the third quarter of 2012, an impairment loss of approximately $0.1 million, reported in impairment loss on the condensed consolidated statements of comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in Monroe, Michigan in the Northeast U.S. region.

Impairment charges relating to goodwill during the third quarter of 2012 are summarized as follows:

(in thousands):	Mid East U.S.	Central South East U.S.	California	South West U.S.	Southwest Florida	Total
Goodwill	$1,493	$34,355	$3,782	$9,838	$20,299	$69,767

The changes in the carrying amount of goodwill are as follows:

(in thousands):	Nine Months Ended September 31, 2012	Year Ended December 31, 2011
Balance, beginning of period
Goodwill	$948,476	$864,564
Accumulated impairment losses	(391,929)	(93,666)
Goodwill, beginning of period	556,547	770,898

Goodwill acquired during the period	13,719	86,977
Impairment	(69,767)	(298,263)
Foreign currency translation	(2,311)	(3,065)
Balance, end of period
Goodwill	959,884	948,476
Accumulated impairment losses	(461,696)*	(391,929)
Net goodwill, end of period	$498,188	$556,547

* Accumulated impairment losses incurred relate to the U.S. Domestic reporting segment.

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

The estimated fair value measurements for all periods presented were developed using significant unobservable inputs (Level 3).  For goodwill, the primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each reporting unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows.  In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies.  For trade name intangible assets, management used the income-based relief-from-royalty valuation method in which fair value is the discounted value of forecasted royalty revenues arising from a trade name using a royalty rate that an independent party would pay for use of that trade name.  Assumptions used by management were similar to those that management believes would be used by market participants performing valuations of these regional divisions.   Management’s assumptions were based on analysis of current and expected future economic conditions and the strategic plan for each reporting unit.

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

The Company’s effective rate was (1.9)% in the third quarter of fiscal 2012 and 4.5% in the third quarter of fiscal 2011. The change in the effective rate for the third quarter of 2012 compared to the same period of the year prior is primarily the result of the fiscal 2011 Q3 release of state tax reserves due to settlements, the fiscal 2011 Q3 tax benefit attributable to the reduction of the deferred tax liability for the goodwill and trade name impairment, the relative mix of earnings and tax rates across jurisdictions and the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense in the third quarter of fiscal 2012 is due to the non-US tax expense associated with foreign subsidiaries.

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

The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2007 through 2011 are subject to examination. The Company is currently undergoing a Federal income tax audit for tax years 2007 through 2008. The Company closed the New York State audit for tax years 2006 through 2008.

10.  Acquisitions and other arrangements

In 2010, the Company held a 33% interest in Medical Developers and on March 1, 2011, the Company purchased the remaining 67% interest in Medical Developers, LLC (“MDLLC”) from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The acquisition of the remaining interests expands the Company’s presence into a new regional division. The Company consummated these acquisitions for a combined purchase price of approximately $82.7 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of RT Investments’ non-voting preferred equity units and 258,955 units of RT Investments’ class A equity units totaling approximately $16.25 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.05 million to the seller, an estimated contingent earn out payment totaling $2.3 million, and issuance of real estate located in Costa Rica totaling $0.6 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. The Company utilized the income and market approaches as well as the option pricing allocation methodology to value the equity units issued as consideration. At September 30, 2012, the Company calculated the contingent earn out payment and increased the amount due to the seller to approximately $3.6 million.  The Company recorded the adjustment of $1.3 million to the earn-out payment as an expense in the fair value adjustment of the earn-out liability in the condensed consolidated statements of comprehensive loss.

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

Cash at September 30, 2012 and December 31, 2011 held by the Company’s foreign subsidiaries was $4.1 million and $5.2 million, respectively.  The Company considers these cash amounts to be permanently invested in the Company’s foreign subsidiaries and therefore does not anticipate repatriating any excess cash flows to the U.S.  The Company anticipates it can adequately fund its domestic operations from cash flows generated solely from the U.S. business. The Company believes that the magnitude of its growth opportunities outside of the U.S. will cause the Company to continuously reinvest foreign earnings. The Company does not require access to the earnings and cash flow of its international subsidiaries to fund its U.S. operations.

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

On February 6, 2012, the Company acquired the assets of a radiation oncology practice and a medical oncology group located in Asheville, North Carolina for approximately $0.9 million.  The acquisition of the radiation oncology practice and the medical oncology group, further expands the Company’s presence in the Western North Carolina market and builds on the Company’s integrated cancer care model. The allocation of the purchase price is to tangible assets of $0.8 million, and goodwill of $0.1 million, which is all deductible for tax purposes.

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

On March 30, 2012, the Company acquired the assets of a radiation oncology practice for $26.0 million and two urology groups located in Sarasota/Manatee counties in Southwest Florida for approximately $1.6 million, for a total purchase price of approximately $27.6 million, comprised of $21.9 million in cash and assumed capital lease obligation of approximately $5.7 million.  The acquisition of the radiation oncology practice and the two urology groups, further expands the Company’s presence in the Sarasota/Manatee counties and builds on the Company’s integrated cancer care model. The allocation of the purchase price is to tangible assets of $7.9 million, intangible assets including non-compete agreements of $6.1 million amortized over 5 years, goodwill of $13.6 million, which is all deductible for tax purposes, and assumed capital lease obligations of approximately $5.7 million.

Total amortization expense recognized for the acquired amortizable intangible assets totaled approximately $0.6 million for the nine months ended September 30, 2012. Estimated future amortization expense for the acquired preliminary amortizable intangible assets as of September 30, 2012 is as follows (in thousands):

2012	$305
2013	1,220
2014	1,220
2015	1,220
2016	1,220
2017	305

During 2012, the Company acquired the assets of several physician practices in Florida for approximately $0.9 million. The physician practices provide synergistic clinical services and an integrated cancer care service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price is to tangible assets of $0.9 million.

During the three months and nine months ended September 30, 2011, the Company recorded $17.7 million and $39.6 million, respectively of net patient service revenue and reported net income of $0.3 million and $0.9 million in connection with the MDLLC and Clinica de Radioterapia Cancer Center, P.A. acquisitions. During the three months and nine months ended September 30, 2012, the Company recorded $5.2 million and $10.5 million, respectively of net patient service revenue and reported net income of $0.4 million and $1.0 million in connection with the Sarasota/Manatee acquisition.

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

	Three months ended	Nine months ended
	September 30,	September 30,
(in thousands):	2011	2012	2011

Pro forma total revenues	$162,162	$531,111	$502,928

Pro forma net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(230,516)	(120,625)	(238,995)

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of comprehensive loss from the respective dates of each acquisition.

11. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
$347.0 million senior secured credit facility — (Term Loan B) portion with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2014	$—	$264,367

$90.1 million senior secured credit facility (extended revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2014	—	7,212

$34.9 million senior secured credit facility (non-extended revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through February 2013	—	2,788

$140.0 million revolving credit facility with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	—	—

$350.0 million Senior Secured Second Lien Notes due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	348,490	—

$360.0 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	358,258	357,973

$16.25 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	16,099	16,075

$4.1 million various other notes payable with average interest rate of 13.3% due through August 2019	4,122	2,933

$4.0 million in seller financing promissory notes with average interest rate of 6.21% due through December 2013	2,587	4,005

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 9.1%, due at various maturity dates through March 2022	25,968	23,680
	755,524	679,033
Less current portion	(10,972)	(13,945)
	$744,552	$665,088

Senior Secured Credit Facilities and Senior Subordinated Notes

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

RTS used the proceeds to repay its existing senior secured revolving credit facility of approximately $63.0 million and the Term Loan B portion of approximately $265.4 million, of its senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility described below, and to pay related fees and expenses. Any remaining net proceeds was used for general corporate purposes. RTS incurred approximately $14.4 million in transaction fees and expenses, including legal, accounting and other fees and expenses associated with the offering, and the initial purchasers’ discount of $1.7 million.

Credit Agreement

On May 10, 2012, RTS also entered into the Credit Agreement (the “Credit Agreement”) among RTS, as borrower, the Company, Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

The credit facilities provided under the Credit Agreement consist of a revolving credit facility providing for up to $140 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility”).  RTS may increase the aggregate amount of revolving loans by an amount not to exceed $10 million in the aggregate.  The Revolving Credit Facility matures October 15, 2016.

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

The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at September 30, 2012	Level at September 30, 2012

Maximum permitted first lien leverage ratio	<1.25 to 1.00	0.04 to 1.00

The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of September 30, 2012.

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

Financial information by geographic segment is as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011 *
Total revenues:
U.S Domestic	$146,881	$138,436	$464,164	$435,007
International	20,635	17,830	61,051	40,052
Total	$167,516	$156,266	$525,215	$475,059

Facility gross profit:
U.S. Domestic	$37,754	$44,319	$130,842	$144,412
International	11,005	9,971	33,218	22,751
Total	$48,759	$54,290	$164,060	$167,163

Depreciation and amortization:
U.S. Domestic	$15,714	$12,901	$45,224	$37,402
International	983	728	2,916	1,680
Total	$16,697	$13,629	$48,140	$39,082

* includes equity investee income prior to the MDLLC acquisition on March 1, 2011

	September 30, 2012	December 31, 2011
Total assets:
U.S. Domestic	$819,397	$867,448
International	144,756	131,144
Total	$964,153	$998,592

Property and equipment:
U.S. Domestic	$210,207	$223,511
International	17,242	12,900
Total	$227,449	$236,411

Capital expenditures: *
U.S. Domestic	$25,615	$38,897
International	4,182	2,416
Total	$29,797	$41,313

* includes capital lease obligations related to capital expenditures

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$447,312	$505,008
International	89,338	93,932
Total	$536,650	$598,940

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Facility gross profit	$48,759	$54,290	$164,060	$167,163
Less:
General and administrative expenses	19,076	19,209	60,059	58,514
General and administrative salaries	16,999	16,065	57,811	49,136
General and administrative depreciation and amortization	3,937	2,874	11,455	7,976
Provision for doubtful accounts	5,425	4,621	15,286	12,143
Interest expense, net	20,027	15,454	57,182	45,261
Early extinguishment of debt	—	—	4,473	—
Purchase price adjustment	1,261	—	1,261	—
Impairment loss	69,946	237,560	69,946	237,560
Gain on fair value adjustment of previously held equity investment	—	—	—	(234)
Foreign currency transaction loss	140	35	234	34
Loss (gain) on foreign currency derivative contracts	786	(232)	1,006	167
Loss before income taxes	$(88,838)	$(241,296)	$(114,653)	$(243,394)

13. Supplemental Consolidating Financial Information

RTS’ payment obligations under the senior secured credit facility, senior secured second lien notes, and senior subordinated notes are guaranteed by Radiation Therapy Services Holdings, Inc. (Parent) and certain domestic subsidiaries of RTS (Subsidiary Guarantors and, collectively with Parent, the “Guarantors”). The consolidated joint ventures and professional corporations of the Company are non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of comprehensive income (loss), and statements of cash flows information for Parent, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Parent and RTS and subsidiary guarantors using the equity method of accounting.

CONSOLIDATING BALANCE SHEETS (UNAUDITED)

as of September 30, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$43	$101	$18,246	$9,544	$—	$27,934
Accounts receivable, net	—	—	43,293	46,121	—	89,414
Intercompany receivables	9,429	—	64,244	—	(73,673)	—
Prepaid expenses	—	93	7,287	541	—	7,921
Inventories	—	—	4,130	625	—	4,755
Deferred income taxes	(35)	(1,901)	4,925	329	—	3,318
Other	—	350	5,427	260	—	6,037
Total current assets	9,437	(1,357)	147,552	57,420	(73,673)	139,379
Equity investments in joint ventures	24,441	800,058	105,312	56	(929,371)	496
Property and equipment, net	—	—	191,562	35,887	—	227,449
Real estate subject to finance obligation	—	—	15,395	—	—	15,395
Goodwill	—	—	423,455	74,733	—	498,188
Intangible assets, net	—	927	17,120	20,415	—	38,462
Other assets	—	23,451	12,377	8,956	—	44,784
Intercompany note receivable	—	—	—	—	—	—
Total assets	$33,878	$823,079	$912,773	$197,467	$(1,003,044)	$964,153
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$216	$16,758	$6,716	$—	$23,690
Intercompany payables	—	55,027	—	18,646	(73,673)	—
Accrued expenses	—	29,605	23,831	6,945	—	60,381
Income taxes payable	(126)	2,975	(1,332)	1,108	—	2,625
Current portion of long-term debt	—	—	6,192	4,780	—	10,972
Current portion of finance obligation	—	—	259	—	—	259
Other current liabilities	—	—	2,683	4,081	—	6,764
Total current liabilities	(126)	87,823	48,391	42,276	(73,673)	104,691
Long-term debt, less current portion	—	722,848	19,776	1,928	—	744,552
Finance obligation, less current portion	—	—	15,994	—	—	15,994
Other long-term liabilities	—	—	15,232	6,553	—	21,785
Deferred income taxes	(3,882)	(12,033)	21,667	3,994	(20)	9,726
Intercompany note payable	—	—	—	—	—	—
Total liabilities	(4,008)	798,638	121,060	54,751	(73,693)	896,748
Noncontrolling interests—redeemable	—	—	—	—	12,817	12,817
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	37,886	24,441	791,713	142,716	(958,870)	37,886
Noncontrolling interests—nonredeemable	—	—	—	—	16,702	16,702
Total equity	37,886	24,441	791,713	142,716	(942,168)	54,588
Total liabilities and equity	$33,878	$823,079	$912,773	$197,467	$(1,003,044)	$964,153

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended September 30, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$104,893	$60,492	$—	$165,385
Other revenue	—	—	2,255	18	—	2,273
(Loss) income from equity investment	(93,159)	(71,935)	(2,207)	8	167,151	(142)
Intercompany revenue	—	101	18,428	—	(18,529)	—
Total revenues	(93,159)	(71,834)	123,369	60,518	148,622	167,516
Expenses:
Salaries and benefits	209	—	64,391	22,590	—	87,190
Medical supplies	—	—	11,890	3,796	—	15,686
Facility rent expenses	—	—	8,486	1,633	—	10,119
Other operating expenses	—	—	6,301	3,700	—	10,001
General and administrative expenses	2	337	15,560	3,177	—	19,076
Depreciation and amortization	—	928	13,769	2,000	—	16,697
Provision for doubtful accounts	—	—	4,257	1,168	—	5,425
Interest expense, net	(1)	19,217	678	133	—	20,027
Fair value adjustment of earn-out liability	—	—	—	1,261	—	1,261
Impairment loss	—	—	69,946	—	—	69,946
Foreign currency transaction loss	—	—	—	140	—	140
Loss on foreign currency derivative contracts	—	786	—	—	—	786
Intercompany expenses	—	—	—	18,529	(18,529)	—
Total expenses	210	21,268	195,278	58,127	(18,529)	256,354
(Loss) income before income taxes	(93,369)	(93,102)	(71,909)	2,391	167,151	(88,838)
Income tax (benefit) expense	—	57	39	1,616	(7)	1,705
Net (loss) income	(93,369)	(93,159)	(71,948)	775	167,158	(90,543)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(842)	(842)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(93,369)	(93,159)	(71,948)	775	166,316	(91,385)
Unrealized comprehensive loss:	—	—	—	(2,109)	—	(2,109)
Comprehensive (loss) income	(93,369)	(93,159)	(71,948)	(1,334)	167,158	(92,652)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(717)	(717)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(93,369)	$(93,159)	$(71,948)	$(1,334)	$166,441	$(93,369)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Nine Months Ended September 30, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$338,726	$180,706	$—	$519,432
Other revenue	—	—	6,248	216	—	6,464
(Loss) income from equity investment	(124,935)	(59,773)	(825)	18	184,834	(681)
Intercompany revenue	—	580	55,704	—	(56,284)	—
Total revenues	(124,935)	(59,193)	399,853	180,940	128,550	525,215
Expenses:
Salaries and benefits	3,221	—	207,049	65,929	—	276,199
Medical supplies	—	—	37,814	9,971	—	47,785
Facility rent expenses	—	—	24,973	4,661	—	29,634
Other operating expenses	—	—	19,032	9,631	—	28,663
General and administrative expenses	2	1,031	48,653	10,373	—	60,059
Depreciation and amortization	—	2,783	39,515	5,842	—	48,140
Provision for doubtful accounts	—	—	11,182	4,104	—	15,286
Interest expense, net	4	54,815	2,027	336	—	57,182
Early extinguishment of debt	—	4,473	—	—	—	4,473
Fair value adjustment of earn-out liability	—	—	—	1,261	—	1,261
Impairment loss	—	—	69,946	—	—	69,946
Foreign currency transaction loss	—	—	—	234	—	234
Loss on foreign currency derivative contracts	—	1,006	—	—	—	1,006
Intercompany expenses	—	—	—	56,284	(56,284)	—
Total expenses	3,227	64,108	460,191	168,626	(56,284)	639,868
(Loss) income before income taxes	(128,162)	(123,301)	(60,338)	12,314	184,834	(114,653)
Income tax (benefit) expense	(1,996)	1,301	(285)	4,254	(20)	3,254
Net (loss) income	(126,166)	(124,602)	(60,053)	8,060	184,854	(117,907)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(3,231)	(3,231)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(126,166)	(124,602)	(60,053)	8,060	181,623	(121,138)
Unrealized comprehensive loss:	—	(333)	—	(5,129)	—	(5,462)
Comprehensive (loss) income	(126,166)	(124,935)	(60,053)	2,931	184,854	(123,369)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(2,797)	(2,797)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(126,166)	$(124,935)	$(60,053)	$2,931	$182,057	$(126,166)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(126,166)	$(124,602)	$(60,053)	$8,060	$184,854	$(117,907)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	34,599	4,711	—	39,310
Amortization	—	2,783	4,916	1,131	—	8,830
Deferred rent expense	—	—	714	181	—	895
Deferred income taxes	—	(106)	114	(1,083)	(20)	(1,095)
Stock-based compensation	3,221	—	—	—	—	3,221
Provision for doubtful accounts	—	—	11,182	4,104	—	15,286
Loss on the sale of property and equipment	—	—	8	—	—	8
Amortization of termination of interest rate swap	—	958	—	—	—	958
Write-off of loan costs	—	525	—	—	—	525
Early extinguishment of debt	—	4,473	—	—	—	4,473
Termination of derivative interest rate swap agreements	—	(972)	—	—	—	(972)
Impairment loss	—	—	69,946	—	—	69,946
Loss on foreign currency transactions	—	—	—	17	—	17
Loss on foreign currency derivative contracts	—	1,006	—	—	—	1,006
Amortization of debt discount	—	608	—	—	—	608
Amortization of loan costs	—	4,065	—	—	—	4,065
Equity interest in net loss (earnings) of joint ventures	124,935	59,773	825	(18)	(184,834)	681
Distribution received from unconsolidated joint ventures	—	—	9	—	—	9
Changes in operating assets and liabilities:
Accounts receivable and other current assets	4	—	(10,478)	(8,378)	—	(18,852)
Income taxes payable	—	1,422	(3,661)	(302)	—	(2,541)
Inventories	—	—	60	(216)	—	(156)
Prepaid expenses	—	(41)	402	271	—	632
Intercompany payable / receivable	(2,135)	(30,259)	28,720	3,674	—	—
Accounts payable and other current liabilities	—	(393)	(5,084)	1,408	—	(4,069)
Accrued deferred compensation	—	—	876	133	—	1,009
Accrued expenses / other current liabilities	—	21,803	(6,574)	2,000	—	17,229
Net cash (used in) provided by operating activities	(141)	(58,957)	66,521	15,693	—	23,116
Cash flows from investing activities
Purchases of property and equipment	—	—	(18,784)	(5,395)	—	(24,179)
Acquisition of medical practices	—	—	(24,007)	(50)	—	(24,057)
Proceeds from the sale of property and equipment	—	—	2,988	—	—	2,988
Loans to employees	—	—	(81)	—	—	(81)
Intercompany notes to / from affiliates	—	—	—	—	—	—
Contribution of capital to joint venture entities	—	(272)	(225)	—	—	(497)
Distributions received from joint venture entities	—	1,274	4,328	—	(5,602)	—
Payment of foreign currency derivative contracts	—	(543)	—	—	—	(543)
Premiums on life insurance policies	—	—	—	(963)	—	(963)
Change in other assets and other liabilities	—	12	67	36	—	115
Net cash (used in) provided by investing activities	—	471	(35,714)	(6,372)	(5,602)	(47,217)
Cash flows from financing activities
Proceeds from issuance of debt	—	433,345	267	2,051	—	435,663
Principal repayments of debt	—	(360,360)	(13,480)	(2,247)	—	(376,087)
Repayments of finance obligation	—	—	(81)	—	—	(81)
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(3,196)	(3,196)
Payment of loan costs	—	(14,437)	—	—	—	(14,437)
Cash distributions to shareholders	—	—	—	(8,798)	8,798	—
Net cash provided by (used in) financing activities	—	58,548	(13,294)	(8,994)	5,602	41,862
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
Net (decrease) increase in cash and cash equivalents	(141)	62	17,513	323	—	17,757
Cash and cash equivalents, beginning of period	184	39	733	9,221	—	10,177
Cash and cash equivalents, end of period	$43	$101	$18,246	$9,544	$—	$27,934

CONSOLIDATING BALANCE SHEETS

as of December 31, 2011

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$184	$39	$733	$9,221	$—	$10,177
Accounts receivable, net	—	—	44,135	42,959	—	87,094
Intercompany receivables	6,335	—	91,477	—	(97,812)	—
Prepaid expenses	—	52	4,968	711	—	5,731
Inventories	—	—	4,140	168	—	4,308
Deferred income taxes	(35)	(1,924)	4,925	3	—	2,969
Other	4	814	4,397	810	—	6,025
Total current assets	6,488	(1,019)	154,775	53,872	(97,812)	116,304
Equity investments in joint ventures	149,377	778,355	123,310	42	(1,050,392)	692
Property and equipment, net	—	—	201,806	34,605	—	236,411
Real estate subject to finance obligation	—	—	13,719	—	—	13,719
Goodwill	—	82,491	384,001	90,055	—	556,547
Intangible assets, net	—	3,710	15,936	22,747	—	42,393
Other assets	—	17,248	7,089	8,189	—	32,526
Intercompany note receivable	—	—	—	—	—	—
Total assets	$155,865	$880,785	$900,636	$209,510	$(1,148,204)	$998,592
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$609	$21,838	$5,301	$—	$27,748
Intercompany payables	—	84,272	—	13,473	(97,745)	—
Accrued expenses	—	7,802	28,337	6,457	—	42,596
Income taxes payable	(126)	1,553	2,329	1,554	—	5,310
Current portion of long-term debt	—	—	9,923	4,022	—	13,945
Current portion of finance obligation	—	—	161	—	—	161
Other current liabilities	—	—	3,886	2,729	—	6,615
Total current liabilities	(126)	94,236	66,474	33,536	(97,745)	96,375
Long-term debt, less current portion	—	648,415	13,757	2,916	—	665,088
Finance obligation, less current portion	—	—	14,105	—	—	14,105
Other long-term liabilities	—	708	15,460	6,491	—	22,659
Deferred income taxes	(3,882)	(11,951)	21,553	4,623	—	10,343
Intercompany note payable	—	—	—	—	—	—
Total liabilities	(4,008)	731,408	131,349	47,566	(97,745)	808,570
Noncontrolling interests—redeemable	—	—	—	—	12,728	12,728
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	159,873	149,377	769,287	161,944	(1,080,608)	159,873
Noncontrolling interests—nonredeemable	—	—	—	—	17,421	17,421
Total equity	159,873	149,377	769,287	161,944	(1,063,187)	177,294
Total liabilities and equity	$155,865	$880,785	$900,636	$209,510	$(1,148,204)	$998,592

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended September 30, 2011

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$102,922	$51,413	$—	$154,335
Other revenue	—	—	2,061	208	—	2,269
(Loss) income from equity investment	(230,880)	(217,080)	450	(13)	447,185	(338)
Intercompany revenue	—	195	19,946	—	(20,141)	—
Total revenues	(230,880)	(216,885)	125,379	51,608	427,044	156,266
Expenses:
Salaries and benefits	260	—	61,240	16,214	—	77,714
Medical supplies	—	—	10,795	1,413	—	12,208
Facility rent expenses	—	—	7,252	1,122	—	8,374
Other operating expenses	—	—	6,151	2,839	—	8,990
General and administrative expenses	3	393	15,918	2,895	—	19,209
Depreciation and amortization	—	—	11,912	1,717	—	13,629
Provision for doubtful accounts	—	—	3,805	816	—	4,621
Interest expense, net	(2)	14,865	660	(69)	—	15,454
Impairment loss	—	—	237,560	—	—	237,560
Foreign currency transaction loss	—	—	—	35	—	35
Gain on foreign currency derivative contracts	—	(232)	—	—	—	(232)
Intercompany expenses	—	—	—	20,141	(20,141)	—
Total expenses	261	15,026	355,293	47,123	(20,141)	397,562
(Loss) income before income taxes	(231,141)	(231,911)	(229,914)	4,485	447,185	(241,296)
Income tax (benefit) expense	—	(712)	(12,580)	2,323	—	(10,969)
Net (loss) income	(231,141)	(231,199)	(217,334)	2,162	447,185	(230,327)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(702)	(702)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(231,141)	(231,199)	(217,334)	2,162	446,483	(231,029)
Unrealized comprehensive income (loss):	—	319	—	(457)	—	(138)
Comprehensive (loss) income	(231,141)	(230,880)	(217,334)	1,705	447,185	(230,465)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(676)	(676)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(231,141)	$(230,880)	$(217,334)	$1,705	$446,509	$(231,141)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Nine Months Ended September 30, 2011

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$324,678	$145,627	$—	$470,305
Other revenue	—	—	5,149	468	—	5,617
(Loss) income from equity investment	(238,520)	(195,790)	5,203	(6)	428,250	(863)
Intercompany revenue	—	546	59,215	—	(59,761)	—
Total revenues	(238,520)	(195,244)	394,245	146,089	368,489	475,059
Expenses:
Salaries and benefits	1,200	—	194,188	43,339	—	238,727
Medical supplies	—	—	34,379	3,484	—	37,863
Facility rent expenses	—	—	21,469	3,039	—	24,508
Other operating expenses	—	—	17,961	6,867	—	24,828
General and administrative expenses	7	1,206	49,938	7,363	—	58,514
Depreciation and amortization	—	—	34,663	4,419	—	39,082
Provision for doubtful accounts	—	—	8,293	3,850	—	12,143
Interest expense, net	(5)	43,754	1,787	(275)	—	45,261
Impairment loss	—	—	237,560	—	—	237,560
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Foreign currency transaction loss	—	—	—	34	—	34
Loss on foreign currency derivative contracts	—	167	—	—	—	167
Intercompany expenses	—	—	—	59,761	(59,761)	—
Total expenses	1,201	45,127	600,004	131,881	(59,761)	718,453
(Loss) income before income taxes	(239,722)	(240,371)	(205,759)	14,208	428,250	(243,394)
Income tax expense (benefit)	—	568	(9,810)	4,034	—	(5,208)
Net (loss) income	(239,722)	(240,939)	(195,949)	10,174	428,250	(238,186)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(3,209)	(3,209)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(239,722)	(240,939)	(195,949)	10,174	425,041	(241,395)
Unrealized comprehensive income (loss):	—	2,419	—	(808)	—	1,611
Comprehensive (loss) income	(239,722)	(238,520)	(195,949)	9,366	428,250	(236,575)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(3,147)	(3,147)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(239,722)	$(238,520)	$(195,949)	$9,366	$425,103	$(239,722)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2011

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(239,722)	$(240,939)	$(195,949)	$10,174	$428,250	$(238,186)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	30,156	3,552	—	33,708
Amortization	—	—	4,507	867	—	5,374
Deferred rent expense	—	—	738	184	—	922
Deferred income taxes	—	62	(6,869)	509	(1)	(6,299)
Stock-based compensation	1,201	—	—	—	—	1,201
Provision for doubtful accounts	—	—	8,293	3,850	—	12,143
Loss on the sale of property and equipment	—	—	4	—	—	4
Impairment loss	—	—	237,560	—	—	237,560
Loss on forward currency derivative contracts	—	167	—	—	—	167
Loss on foreign currency transactions	—	—	—	125	—	125
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Amortization of debt discount	—	630	—	—	—	630
Amortization of loan costs	—	3,185	—	—	—	3,185
Equity interest in net loss (earnings) of joint ventures	238,520	195,790	(5,203)	6	(428,250)	863
Distribution received from unconsolidated joint ventures	—	—	52	—	—	52
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	—	(9,744)	(5,340)	—	(15,084)
Income taxes payable	—	(162)	(2,991)	(1,487)	2	(4,638)
Inventories and other current assets	—	—	(1,893)	(45)	—	(1,938)
Prepaid expenses	—	13	2,208	52	—	2,273
Intercompany payable / receivable	(58)	51,161	(52,144)	1,042	(1)	—
Accounts payable	—	110	3,190	(1,446)	—	1,854
Accrued expenses / other current liabilities	—	10,727	(4,403)	509	—	6,833
Net cash (used in) provided by operating activities	(59)	20,744	7,278	12,552	—	40,515
Cash flows from investing activities
Purchases of property and equipment	—	—	(26,364)	(4,681)	—	(31,045)
Acquisition of medical practices	—	—	(57,335)	5,395	—	(51,940)
Proceeds from the sale of property and equipment	—	—	6	—	—	6
Repayments from (loans to) employees	—	—	357	(55)	—	302
Intercompany notes to / from affiliates	—	—	2,000	(2,000)	—	—
Contribution of capital to joint venture entities	—	(57,147)	(299)	—	57,147	(299)
Distributions received from joint venture entities	—	1,038	5,364	—	(5,821)	581
Proceeds from sale of equity interest in a joint venture	—	—	312	—	—	312
Payment of foreign currency derivative contracts	—	(1,096)	—	—	—	(1,096)
Change in other assets and other liabilities	4	(1)	482	(6)	—	479
Net cash provided by (used in) investing activities	4	(57,206)	(75,477)	(1,347)	51,326	(82,700)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $625)	—	62,376	11,174	377	—	73,927
Principal repayments of debt	—	(21,500)	(7,858)	(453)	—	(29,811)
Repayments of finance obligation	—	—	(71)	—	—	(71)
Proceeds from equity contribution	3	—	57,147	—	(57,147)	3
Payments of notes receivable from shareholder	50	—	—	—	—	50
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(3,425)	(3,425)
Consolidation of noncontrolling interest	—	—	—	38	—	38
Payments of loan costs	—	(4,424)	—	—	—	(4,424)
Cash distributions to shareholders	—	—	—	(9,246)	9,246	—
Net cash provided by (used in) financing activities	53	36,452	60,392	(9,284)	(51,326)	36,287
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(12)	—	(12)
Net (decrease) increase in cash and cash equivalents	(2)	(10)	(7,807)	1,909	—	(5,910)
Cash and cash equivalents, beginning of period	279	80	8,637	4,981	—	13,977
Cash and cash equivalents, end of period	$277	$70	$830	$6,890	$—	$8,067

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

Overview

We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation, Intensity Modulated Radiation Therapy (“IMRT”), as well as newer, more technologically-advanced procedures. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and, as of September 30, 2012 we provided radiation therapy services in 126 treatment centers. Most of our treatment centers are strategically clustered into 28 local markets in 15 states, including Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia and 31 treatment centers are operated in Latin America, Central America, Mexico and the Caribbean and one center located in India. Of these 126 treatment centers, 38 treatment centers were internally developed, 81 were acquired, two were transitioned from hospital-based treatment centers to freestanding treatment centers and five involve hospital-based treatment centers and other groups. We have continued to expand our affiliation with physician specialties in closely related areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an Integrated Cancer (“ICC”) model.

On October 19, 2007, our wholly owned subsidiary, RTS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). Upon completion of the Merger, each share of RTS’s common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments’ management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the “Closing”). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar Capital Partners, Inc. and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. At September 30, 2012, Vestar and its affiliates controlled approximately 81% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS’s common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (EMEP and MEP non-voting equity units) from an equity pool representing up to 12% of the common equity value of RT Investments, which as of September 30, 2012 was 9.2%. In connection with the

Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments.

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

•                  The ratio of funded debt to pro-forma adjusted earnings before interest, taxes, depreciation and amortization (leverage ratio); and

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the nine months ended September 30, 2012 and 2011.

U.S. Domestic	Year Ended December 31,	Nine Months Ended September 30,
Payer	2011	2012	2011
Medicare	44.9%	42.8%	45.3%
Commercial	50.9	53.3	50.5
Medicaid	2.8	2.8	2.9
Self pay	1.4	1.1	1.3
Total net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.8% of our net patient service revenue for the nine months ended September 30, 2012.

In the final Medicare 2013 Physician Fee Schedule, CMS reduced payments for radiation oncology by 7 percent.  This reduction relates to (1) the fourth year of the four-year transition to the utilization of new Physician Practice Information Survey (PPIS) data, (2) a change in equipment interest rate assumptions, (3) budget neutrality effects of a proposal to create a new discharge care management code, (4) input changes for certain radiation therapy procedures, and (5) certain other revised radiation oncology codes.  The largest of these changes (accounting for 4 percent of the gross reduction) reflects the transition of the final 25 percent of PPIS data used in the PERVU methodology.  The change in the CMS interest rate policy (accounting for 3 percent of the gross reduction) reduces interest rate assumptions in the CMS database from 11 percent to a sliding scale of 5.5 percent to 8 percent.  CMS also is finalizing its proposal to create a HCPCS G-code to describe transition care management from a hospital or other institutional stay to a primary physician in the community (accounting for 1 percent of the gross reduction).  While this policy benefits primary care, non-primary care physicians are impacted due to the budget-neutrality of the PFS.  The rule also makes adjustments (accounting for 1 percent of the gross reduction) due to the use of new time of care assumptions for intensity-modulated radiation therapy (IMRT) and stereotactic body radiation therapy (SBRT).  Although the reductions in time of care assumptions alone would have resulted in a gross 7 percent reduction to radiation oncology as we identified in the proposed rule, CMS in its final rule included updated cost data submitted by the radiation oncology community for code inputs which reversed the vast majority of the reduction resulting from the new time of care assumptions. Total gross reductions in the final rule are offset by a 2 percent increase due to certain other revised radiation oncology codes, which results in a total net reduction to radiation oncology of 7 percent.

CMS will receive public comment on the 2013 final Medicare Physician Fee Schedule through December 31, 2012. The Company, together with other affected parties, will continue to communicate with CMS to point out the actual costs of providing radiation therapy care in the freestanding setting.

Medicare reimbursement rates for all procedures under Medicare also are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the sustainable growth rate (“SGR”).  The CF was scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of 2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, and then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012. If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the currently scheduled SGR reimbursement decrease (now estimated at 26.5%) will take effect on January 1, 2013.

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

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 99% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the nine months ended September 30, 2012 approximately 1% of our net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

Self Pay

Self pay consists of payments for treatments by patients not otherwise covered by third-party payers, such as government or commercial sources. Because the incidence of cancer is much higher in those over the age of 65, most of our patients have access to Medicare or other insurance and therefore the self-pay portion of our business is less than it would be in other circumstances. However, we are seeing a general increase in the patient responsibility portion of our claims and revenue.

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

•                                          Increased costs associated with development and optimization of our internal infrastructure; and

•                                          Healthcare reform.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
Domestic U.S.	2012	2011 *	% Change	2012	2011 *	% Change

Number of treatment days	63	64		191	192

Total RVU’s — freestanding centers	2,775,821	2,885,434	(3.8)%	8,677,857	9,006,924	(3.7)%

RVU’s per day — freestanding centers	44,061	45,085	(2.3)%	45,434	46,911	(3.1)%

Percentage change in RVU’s per day — freestanding centers — same practice basis	(5.0)%	10.7%		(5.1)%	9.5%

Total treatments — freestanding centers	119,167	113,346	5.1%	372,488	355,176	4.9%

Treatments per day — freestanding centers	1,892	1,771	6.8%	1,950	1,850	5.4%

Percentage change in revenue per treatment — freestanding centers — same practice basis	(3.0)%	(0.1)%		(3.1)%	2.8%

Percentage change in treatments per day — freestanding centers — same practice basis	3.6%	1.0%		3.3%	(0.2)%

Number of regions at period end (global)	9	9

Number of local markets at period end	28	28

Treatment centers - freestanding (global)	121	112	8.0%
Treatment centers — hospital / other groups (global)	5	9	(44.4)%

	126	121	4.1%

Days sales outstanding at quarter end	39	44

Percentage change in freestanding revenues — same practice basis	(1.1)%	0.9%		(0.5)%	3.2%

Net patient service revenue — professional services only (in thousands)	$48,239	$39,198		$150,066	$121,732

* Excludes the impact of the termination of a capitated contract in Las Vegas, Nevada

The following table summarizes key operating statistics of our results of operations for our international operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
International	2012	2011	% Change	2012	2011**	% Change

Number of new cases

2-D cases	1,153	1,358		3,603	4,007

3-D cases	2,262	1,748		6,589	5,013

IMRT / IGRT cases	346	393		1,125	1,024

Total	3,761	3,499	7.5%	11,317	10,044	12.7%

** includes full period operating statistics, including period prior to our acquisition on March 1, 2011

International

Medical Developers’ total revenues was $20.6 million for the three months ended September 30, 2012 which represents a $2.8 million or 15.7% increase from the $17.8 million for the same period in 2011.  Total revenue was positively impacted by $1.8 million of revenue from the acquisition of four radiation treatment facilities in November 2011, the start-up of a new Center in Argentina during the quarter, growth in treatments in Mexico and Guatemala, and from improved treatment mix, particularly in Argentina and Mexico.  In addition, we experienced growth in the number of new cases initiated during the quarter by 262, substantially all of which pertained to the acquired operations in November 2011.  The trend toward more clinically-advanced cases continued during the quarter with an increase in the number of higher-revenue 3D treatments vs. 2D treatments as compared to the same period in 2011.

Facility gross profit increased $1.0 million, or 10.0% from $10.0 million to $11.0 million for the three months ended September 30, 2012 as compared to the same period in 2011.  Facility-level gross profit as a percentage of total revenues decreased from 55.9% to 53.3%.  Increases in compensation, facility rent, and incremental depreciation expense relating to our continued growth and investment in Latin America, as well as inflation was offset by decreases in medical supplies and other operating costs, to include lower outsourcing of scans as a result of recent equipment purchases.

The following table presents summaries of our results of operations for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
Revenues:
Net patient service revenue	$165,385	98.7%	$154,335	98.8%
Other revenue	2,131	1.3	1,931	1.2

Total revenues	167,516	100.0	156,266	100.0

Expenses:
Salaries and benefits	87,190	52.0	77,714	49.7
Medical supplies	15,686	9.4	12,208	7.8
Facility rent expenses	10,119	6.0	8,374	5.4
Other operating expenses	10,001	6.0	8,990	5.8
General and administrative expenses	19,076	11.4	19,209	12.3
Depreciation and amortization	16,697	10.0	13,629	8.7
Provision for doubtful accounts	5,425	3.2	4,621	3.0
Interest expense, net	20,027	12.0	15,454	9.9
Fair value adjustment of earn-out liability	1,261	0.8	—	—
Impairment loss	69,946	41.8	237,560	152.0
Foreign currency transaction loss	140	0.1	35	—
Loss (gain) on foreign currency derivative contracts	786	0.5	(232)	(0.1)
Total expenses	256,354	153.2	397,562	254.5
Loss before income taxes	(88,838)	(53.2)	(241,296)	(154.5)
Income tax expense (benefit)	1,705	1.0	(10,969)	(7.0)
Net loss	(90,543)	(54.2)	(230,327)	(147.5)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(842)	(0.5)	(702)	(0.4)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(91,385)	(54.7)%	(231,029)	(147.9)%

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues

Net patient service revenue. For the three months ended September 30, 2012 and 2011, net patient service revenue comprised 98.7% and 98.8%, respectively, of our total revenues.  In our net patient service revenue for the three months ended September 30, 2012 and 2011, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 28.8% and 25.1%, respectively, of our total revenues.

Other revenue. For the three months ended September 30, 2012 and 2011, other revenue comprised approximately 1.3% and 1.2%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $11.2 million, or 7.2%, from $156.3 million for the three months ended September 30, 2011 to $167.5 million for the three months ended September 30, 2012. Total revenue was positively impacted by $19.1 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2011 and 2012 through the acquisition of several urology, medical oncology and surgery practices in Florida, North Carolina, South Carolina, California and the acquisition of physician radiation practices in California, Florida, North Carolina and the acquisition of 4 physician practices in Latin America, the opening of two de novo centers and two hospital professional services arrangements transitioned to freestanding as follows:

Date	Sites	Location	Market	Type

August 2011	1	Andalusia, Alabama	Southeastern Alabama	De Novo

August 2011	1	Redding, California	Northern California	Acquisition

September 2011	2	Broward County — Florida	Broward County — Florida	Hospital-based / other groups

November 2011	4	Latin America	International	Acquisition

December 2011	2	Goldsboro and Sampson, North Carolina	Eastern North Carolina	Acquisition

February 2012	1	Asheville, North Carolina	Western North Carolina	Acquisition

March 2012	2	Broward County — Florida	Broward County — Florida	Transition from Hospital-based to freestanding

March 2012	1	Lakewood Ranch — Florida	Sarasota/Manatee Counties — Florida	Acquisition

August 2012	1	Latin America	International	De Novo

Revenue from CMS for the 2012 PQRI program decreased approximately $0.8 million and revenues in our existing local markets and practices decreased by approximately $7.1 million, including a $1.1 million reduction relating to non-renewal of the capitated contracts in our Las Vegas, Nevada market.  The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2012 physician fee schedule and treatment declines for prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens. In addition, we had one less treatment day during the quarter ended September 30, 2012, which impacted revenue by approximately $2.3 million. The decrease was partially offset by increased managed care pricing and organic growth.  We continue to see stable patient volumes for the period and our percentage increase in treatments per day at our freestanding centers on a same practice basis (excluding the impact of the termination of a capitated contract in Las Vegas, Nevada) was 3.6%.

Expenses

Salaries and benefits. Salaries and benefits increased by $9.5 million, or 12.2%, from $77.7 million for the three months ended September 30, 2011 to $87.2 million for the three months ended September 30, 2012. Salaries and benefits as a percentage of total revenues increased from 49.7% for the three months ended September 30, 2011 to 52.0% for the three months ended September 30, 2012.  Additional staffing of personnel and physicians due to our development and expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011 contributed $9.9 million to our salaries and benefits. For existing practices and centers within our local markets, salaries and benefits decreased $0.4 million due decreases in our compensation arrangements with certain radiation oncologists offset by increased salaries related to our physician liaison program and the expansion of our senior management team.

Medical supplies. Medical supplies increased by $3.5 million, or 28.5%, from $12.2 million for the three months ended September 30, 2011 to $15.7 million for the three months ended September 30, 2012. Medical supplies as a percentage of total revenues increased from 7.8% for the three months ended September 30, 2011 to 9.4% for the three months ended September 30, 2012. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $2.7 million of the increase was related to our development and expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $0.8 million as we continue to see stable patient volumes and treatment counts in our existing local markets.  These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.7 million, or 20.8%, from $8.4 million for the three months ended September 30, 2011 to $10.1 million for the three months ended September 30, 2012. Facility rent expenses as a percentage of total revenues increased from 5.4% for the three months ended September 30, 2011 to 6.0% for the three months ended September 30, 2012. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $1.3 million of the increase was related to our development and expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.4 million.

Other operating expenses. Other operating expenses increased by $1.0 million or 11.2%, from $9.0 million for the three months ended September 30, 2011 to $10.0 million for the three months ended September 30, 2012.  Other operating expense as a percentage of total revenues increased from 5.8% for the three months ended September 30, 2011 to 6.0% for the three months ended September 30, 2012.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $0.9 million of the increase was related to our development and expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, the expansion into a new region internationally in 2011, and an increase of approximately $0.1 million in our remaining practices and centers in existing local markets.

General and administrative expenses. General and administrative expenses decreased by $0.1 million or 0.7%, from $19.2 million for the three months ended September 30, 2011 to $19.1 million for the three months ended September 30, 2012. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 12.3% for the three months ended September 30, 2011 to 11.4% for the three months ended September 30, 2012.  The net decrease of $0.1 million in general and administrative expenses was due to an increase of approximately $1.3 million relating to our development and expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In addition there was an increase of approximately $1.0 million in litigation settlements with certain physicians and approximately $0.3 million related to expenses for consulting services for the CMS 2013 preliminary physician fee schedule, offset by a decrease of approximately $0.7 million in diligence costs relating to acquisitions and potential acquisitions of physician practices and a decrease of approximately $2.0 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization increased by $3.1 million, or 22.5%, from $13.6 million for the three months ended September 30, 2011 to $16.7 million for the three months ended September 30, 2012. Depreciation and amortization expense as a percentage of total revenues increased from 8.7% for the three months ended September 30, 2011 to 10.0% for the three months ended September 30, 2012.  The increase of $3.1 million in depreciation and amortization was due to an increase of approximately $1.3 million relating to our development and expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.9 million and $0.9 million increase due to the amortization of our trade name.

Provision for doubtful accounts. The provision for doubtful accounts increased by $0.8 million, or 17.4%, from $4.6 million for the three months ended September 30, 2011 to $5.4 million for the three months ended September 30, 2012.  The provision for doubtful accounts as a percentage of total revenues increased from 3.0% for the three months ended September 30, 2011 to 3.2% for the three months ended September 30, 2012.  The increase in our provision for doubtful accounts as a percentage of total revenue is primarily due to the increase in revenues from our integrated cancer care practices as well as continued increases in the patient responsibility portion of our revenues as a result of higher co-pays and deductibles.

Interest expense, net. Interest expense, increased by $4.5 million, or 29.6%, from $15.5 million for the three months ended September 30, 2011 to $20.0 million for the three months ended September 30, 2012. The increase is primarily attributable to an increase of approximately $5.0 million of interest as a result of the senior secured second lien notes issued in May 2012 of approximately $350.0 million and additional capital lease financing and the additional amortization of deferred financing costs and original issue discount costs of approximately $0.3 million related thereto, and approximately $0.2 million of interest related to international debt, offset by a decrease in our interest rate swap expense of approximately $1.0 million.

Fair value adjustment of earn-out liability. On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. We also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units.  At September 30, 2012, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.6 million.  We recorded the $1.3 million to expense in the fair value adjustment caption in the condensed consolidated statements of comprehensive loss.

Impairment loss. During the third quarter of 2012, we completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of our review of growth expectations and the release of the final rule issued on the physician fee schedule for 2013 by CMS on November 1, 2012, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers.  In performing this test, we assessed the implied fair value of our goodwill and intangible assets. As a result, we recorded an impairment loss of approximately $69.9 million in 2012 primarily relating to goodwill impairment in certain of our reporting units, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida of approximately $69.8 million. In addition, during the third quarter of 2012, an impairment loss of approximately $0.1 million, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office relocation in Monroe, Michigan in the Northeast U.S. region.

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

Loss (gain) on foreign currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   We maintain four foreign currency derivative contracts which mature on a quarterly basis. For the three months ended September 30, 2012 and 2011, the expiration of the September 28, 2012 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.8 million and a gain of approximately $0.2 million, respectively.

Income taxes.  Our effective tax rate was (1.9)% for the three months ended September 30, 2012 and 4.5% for the three months ended September 30, 2011. The change in the effective rate for the three months ended September 30, 2012 compared to the same period of the year prior is primarily due to the fiscal 2011 Q3 release of state tax reserves due to settlements, the fiscal 2011 Q3 tax benefit attributable to the redution of the deferred tax liability for the goodwill and trade name impairment, and the relative mix of earnings and tax rates across jurisdictions and the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses.  As a result on an absolute dollar basis, the expense for income taxes changed by $12.7 million from the income tax benefit of $11.0 million for the three months ended September 30, 2011 to an income tax expense of $1.7 million for the three months ended September 30, 2012.

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

Net loss. Net loss decreased by $139.8 million, from $230.3 million in net loss for the three months ended September 30, 2011 to $90.5 million net loss for the three months ended September 30, 2012.  Net loss represents 147.5% of total revenues for the three months ended September 30, 2011 and 54.2% of total revenues for the three months ended September 30, 2012.

The following table presents summaries of our results of operations for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Revenues:
Net patient service revenue	$519,432	98.9%	$470,305	99.0%
Other revenue	5,783	1.1	4,754	1.0

Total revenues	525,215	100.0	475,059	100.0

Expenses:
Salaries and benefits	276,199	52.6	238,727	50.3
Medical supplies	47,785	9.1	37,863	8.0
Facility rent expenses	29,634	5.6	24,508	5.2
Other operating expenses	28,663	5.5	24,828	5.2
General and administrative expenses	60,059	11.4	58,514	12.3
Depreciation and amortization	48,140	9.2	39,082	8.2
Provision for doubtful accounts	15,286	2.9	12,143	2.6
Interest expense, net	57,182	10.9	45,261	9.5
Early extinguishment of debt	4,473	0.9	—	—
Fair value adjustment of earn-out liability	1,261	0.2	—	—
Impairment loss	69,946	13.3	237,560	50.0
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—
Foreign currency transaction loss	234	—	34	—
Loss on foreign currency derivative contracts	1,006	0.2	167	—
Total expenses	639,868	121.8	718,453	151.3
Loss before income taxes	(114,653)	(21.8)	(243,394)	(51.3)
Income tax expense	3,254	0.6	(5,208)	(1.1)
Net loss	(117,907)	(22.4)	(238,186)	(50.2)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(3,231)	(0.6)	(3,209)	(0.7)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(121,138)	(23.0)%	(241,395)	(50.9)%

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenues

Net patient service revenue. For the nine months ended September 30, 2012 and 2011, net patient service revenue comprised 98.9% and 99.0%, respectively, of our total revenues.  In our net patient service revenue for the nine months ended September 30, 2012 and 2011, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 28.6% and 25.6%, respectively, of our total revenues.

Other revenue. For the nine months ended September 30, 2012 and 2011, other revenue comprised approximately 1.1% and 1.0%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $50.1 million, or 10.6%, from $475.1 million for the nine months ended September 30, 2011 to $525.2 million for the nine months ended September 30, 2012. Total revenue was positively impacted by $65.3 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2011 and 2012 through the acquisition of several urology, medical oncology and surgery practices in Florida, North Carolina, South Carolina, California and the acquisition of physician radiation practices in

California, Florida, North Carolina and the acquisition of 30 physician practices in Latin America, Central America and the Caribbean, the opening of two de novo centers and an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site and two hospital professional services arrangements transitioned to freestanding as follows:

Date	Sites	Location	Market	Type

March 2011	26	Latin America, Central America, Mexico and the Caribbean	International	Acquisition

June 2011	1	London, Kentucky	Central Kentucky	Hospital-based / other groups

August 2011	1	Andalusia, Alabama	Southeastern Alabama	De Novo

August 2011	1	Redding, California	Northern California	Acquisition

September 2011	2	Broward County — Florida	Broward County — Florida	Hospital-based / other groups

November 2011	4	Latin America	International	Acquisition

December 2011	2	Goldsboro and Sampson, North Carolina	Eastern North Carolina	Acquisition

February 2012	1	Asheville, North Carolina	Western North Carolina	Acquisition

March 2012	2	Broward County — Florida	Broward County — Florida	Transition from Hospital-based to freestanding

March 2012	1	Lakewood Ranch — Florida	Sarasota/Manatee Counties — Florida	Acquisition

August 2012	1	Latin America	International	De Novo

Revenue decreased in our existing local markets and practices by approximately $15.2 million, including a $4.3 million reduction relating to non-renewal of the capitated contracts in our Las Vegas, Nevada market.  The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2012 physician fee schedule and treatment declines for prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens. In addition, we had one less treatment day during the nine months ended September 30, 2012, which impacted revenue by approximately $2.3 million. The decrease was partially offset by increased managed care pricing and organic growth.  We continue to see stable patient volumes for the period and our percentage increase in treatments per day at our freestanding centers on a same practice basis (excluding the impact of the termination of a capitated contract in Las Vegas, Nevada) was 3.3%.

Expenses

Salaries and benefits. Salaries and benefits increased by $37.5 million, or 15.7%, from $238.7 million for the nine months ended September 30, 2011 to $276.2 million for the nine months ended September 30, 2012. Salaries and benefits as a percentage of total revenues increased from 50.3% for the nine months ended September 30, 2011 to 52.6% for the nine months ended September 30, 2012.  Additional staffing of personnel and physicians due to our development and expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011 contributed $35.4 million to our salaries and benefits.  In June 2012, we implemented a new equity-incentive plan, which increased stock compensation by approximately $2.0 million. For existing practices and centers within our local markets, salaries and benefits increased $0.1 million due to increased salaries related to our physician liaison program and the expansion of our senior management team offset by decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies increased by $9.9 million, or 26.2%, from $37.9 million for the nine months ended September 30, 2011 to $47.8 million for the nine months ended September 30, 2012. Medical supplies as a percentage of total revenues increased from 8.0% for the nine months ended September 30, 2011 to 9.1% for the nine months ended September 30, 2012. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $6.6 million of the increase was related to our development and expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $3.3 million as we continue to see stable patient volumes and treatment counts in our existing local markets.  These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $5.1 million, or 20.9%, from $24.5 million for the nine months ended September 30, 2011 to $29.6 million for the nine months ended September 30, 2012. Facility rent expenses as a percentage of total revenues increased from 5.2% for the nine months ended September 30, 2011 to 5.6% for the nine months ended September 30, 2012. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $4.4 million of the increase was related to our development and expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In March 2012 we paid approximately $0.4 million to terminate a lease for our Beverly Hills, California office we closed in March 2011. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.3 million.

Other operating expenses. Other operating expenses increased by $3.9 million or 15.4%, from $24.8 million for the nine months ended September 30, 2011 to $28.7 million for the nine months ended September 30, 2012.  Other operating expense as a percentage of total revenues increased from 5.2% for the nine months ended September 30, 2011 to 5.5% for the nine months ended September 30, 2012.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $4.1 million of the increase was related to our development and expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011, offset by a decrease of approximately $0.2 million in our remaining practices and centers in existing local markets, primarily as a result of a decrease in operating leases on certain of our medical equipment and contract labor for radiation therapists.

General and administrative expenses. General and administrative expenses increased by $1.6 million or 2.6%, from $58.5 million for the nine months ended September 30, 2011 to $60.1 million for the nine months ended September 30, 2012. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 12.3% for the nine months ended September 30, 2011 to 11.4% for the nine months ended September 30, 2012. The increase of $1.6 million in general and administrative expenses was due to an increase of approximately $5.1 million relating to our development and expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In addition there was an increase of approximately $1.1 million in litigation settlements with certain physicians and approximately $0.3 million related to expenses for consulting services for the CMS 2013 preliminary physician fee schedule, offset by a decrease of approximately $1.9 million in diligence costs relating to acquisitions and potential acquisitions of physician practices and a decrease of approximately $3.0 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization increased by $9.0 million, or 23.2%, from $39.1 million for the nine months ended September 30, 2011 to $48.1 million for the nine months ended September 30, 2012. Depreciation and amortization expense as a percentage of total revenues increased from 8.2% for the nine months ended September 30, 2011 to 9.2% for the nine months ended September 30, 2012.  The increase of $9.0 million in depreciation and amortization was due to an increase of approximately $3.9 million relating to our development and expansion in urology, medical oncology and surgery practices in southwest Florida, North Carolina, South Carolina and California, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $2.5 million and $2.8 million increase due to the amortization of our trade name offset by a decrease of approximately $0.2 million predominately due to the expiration of certain non-compete agreements.

Provision for doubtful accounts. The provision for doubtful accounts increased by $3.2 million, or 25.9%, from $12.1 million for the nine months ended September 30, 2011 to $15.3 million for the nine months ended September 30, 2012.  The provision for doubtful accounts as a percentage of total revenues increased from 2.6% for the nine months ended September 30, 2011 to 2.9% for the nine months ended September 30, 2012.  The increase in our provision for doubtful accounts as a percentage of total revenue is primarily due to the increase in revenues from our integrated cancer care practices as well as continued increases in the patient responsibility portion of our revenues as a result of higher co-pays and deductibles.

Interest expense, net. Interest expense, increased by $11.9 million, or 26.3%, from $45.3 million for the nine months ended September 30, 2011 to $57.2 million for the nine months ended September 30, 2012. The increase is primarily attributable to an increase of approximately $10.3 million of interest as a result the additional senior subordinated notes issued in March 2011 of approximately $50.0 million, the issuance of the senior secured second lien notes issued in May 2012 of approximately $350.0 million and additional capital lease financing and the additional amortization of deferred financing costs and original issue discount costs of approximately $0.9 million related thereto, the write-off of loan costs of approximately $0.5 million and approximately $0.6 million of interest related to international debt, offset by a decrease in our interest rate swap expense of approximately $0.4 million.

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

Fair value adjustment of earn-out liability. On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. We also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units.  At September 30, 2012, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.6 million.  We recorded the $1.3 million to expense in the fair value adjustment caption in the condensed consolidated statements of comprehensive loss.

Impairment loss.  During the third quarter of 2012, we completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of our review of growth expectations and the release of the final rule issued on the physician fee schedule for 2013 by CMS on November 1, 2012, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers.  In performing this test, we assessed the implied fair value of our goodwill and intangible assets. As a result, we recorded an impairment loss of approximately $69.9 million in 2012 primarily relating to goodwill impairment in certain of our reporting units, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida of approximately $69.8 million. In addition, during the third quarter of 2012, an impairment loss of approximately $0.1 million, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office relocation in Monroe, Michigan in the Northeast U.S. region.

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

Loss on foreign currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   We maintain four foreign currency derivative contracts which mature on a quarterly basis. For the nine months ended

September 30, 2012 and 2011, the expiration of the September 28, 2012 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a loss of approximately $1.0 million and $0.2 million, respectively.

Income taxes.   Our effective tax rate was (2.8)% for the nine months ended September 30, 2012 and 2.1% for the nine months ended September 30, 2011. The change in the effective rate for the nine months ended September 30, 2012 compared to the same period of the year prior is primarily the result of the reduction of the deferred tax liability on the amount of goodwill and trade name impaired in the third quarter of 2011, the 2012 benefit related to the termination of the interest rate swap, the 2012 accrual of US Federal penalties and interest proposed by the IRS related to the 2007-2008 examination, the 2011 benefit for the release of certain state reserves, the Company’s application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which the Company is unable to benefit from losses that are not more likely than not to be realized and the mix of earnings and tax rates across various tax jurisdictions.  As a result, on an absolute dollar basis, the expense for income taxes changed by $8.5 million from the income tax benefit of $5.2 million for the nine months ended September 30, 2011 to an income tax expense of $3.3 million for the nine months ended September 30, 2012.

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

Net loss. Net loss decreased by $120.3 million, from $238.2 million in net loss for the nine months ended September 30, 2011 to $117.9 million net loss for the nine months ended September 30, 2012.  Net loss represents 50.2% of total revenues for the nine months ended September 30, 2011 and 22.4% of total revenues for the nine months ended September 30, 2012.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the nine month periods ended September 30, 2011 and 2012 was $40.5 million and $23.1 million, respectively.

Net cash provided by operating activities decreased by $17.4 million from $40.5 million in the nine month period ended September 30, 2011 to $23.1 million for the nine month period ended September 30, 2012 predominately due to increased interest costs. In March 2011, we issued $50.0 million in senior subordinated notes due 2017 and $16.25 million senior subordinated notes due to the seller in the MDLLC transaction. For the nine months ended September 30, 2012 and 2011, we wrote-off approximately $69.9 million and $237.6 million, respectively in goodwill, trade name and other investments as a result of our interim testing of our goodwill and indefinite-lived intangible assets. We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 44 days to 39 days.

Cash at September 30, 2012 held by our foreign subsidiaries was $4.1 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business. We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine month periods ended September 30, 2011 and 2012 was $82.7 million and $47.2 million, respectively.

Net cash used in investing activities decreased by $35.5 million from $82.7 million for the nine month period ended September 30, 2011 to $47.2 million for the nine month period ended September 30, 2012.  In 2012, net cash used in investing activities was impacted by approximately $0.9 million in cash paid for the assets of a radiation oncology practice and a medical oncology group located in Asheville, North Carolina in February 2012 and approximately $21.9 million in cash paid for the assets of a radiation oncology practice and two urology groups located in Sarasota/Manatee counties in Southwest Florida in March 2012 and the purchase of affiliated integrated cancer care physician practices of approximately $0.9 million. During 2012, we entered into foreign exchange option contracts expiring on September 2013 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine Peso against the U.S. dollar. The cost of the option contracts, were approximately $0.5 million. In 2011, net cash used in investing activities was impacted by approximately $42.1 million (net of acquired cash of approximately $5.4 million) related to the purchase of the remaining (i) 67% interest in a joint venture that holds a majority equity interest in and manages 25 radiation therapy treatment centers in South America, Central America and the

Caribbean (including the purchase of equity units in the underlying operating subsidiaries) and (ii) a 61% interest in a joint venture that operates a treatment center in Guatemala, on March 1, 2011, the purchase of a radiation therapy treatment center and a physician group practice in Northern California for approximately $9.6 million and the purchase of affiliated integrated cancer care physician practices of approximately $0.2 million. During 2011, we entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine Peso against the U.S. dollar. The cost of the option contracts, were approximately $1.1 million.  Purchases of property and equipment decreased $6.9 million as we continue to manage our capital expenditures.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine month periods ended September 30, 2011 and 2012 was $36.3 million and $41.9 million, respectively.

Net proceeds from revolving credit facility during the first quarter of 2012 was predominately used for the purchase of the assets of a radiation oncology practice and two urology groups located in Sarasota/Manatee counties in Southwest Florida in March 2012.

On May 10, 2012, we completed an offering of $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017, with an original issue discount of $1.7 million.  The proceeds of $348.3 million was used to prepay and cancel $265.4 million in senior secured credit facility - Term Loan B, prepayment of $63.0 million in senior secured credit facility - revolving credit portion and payment of accrued interest and fees of approximately $0.8 million.  In addition, we paid approximately $14.4 million of loan costs relating to transaction fees and expenses incurred in connection with the issuance of the 8 7/8% Senior Secured Second Lien Notes and a new revolving credit facility. The remaining net proceeds were used for general corporate purposes.

On March 1, 2011, we issued $50 million of 9 7/8% Senior Subordinated Notes due 2017 pursuant to a Commitment Letter from DDJ Capital Management, LLC.  The proceeds of $48.5 million were used (i) to fund the MDLLC acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition.  We incurred approximately $1.6 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers’ discount of $0.6 million. On April 1, 2011 we received approximately $6.7 million in capital lease financing from a financial institution to fund previously purchased medical equipment. The terms of the capital lease financing are for five years at an average interest rate of approximately 8%. We also had partnership distributions from non-controlling interests of approximately $3.4 million and $3.2 million in 2011 and 2012, respectively.

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

On September 30, 2011, we entered into an incremental amendment with a financial institution which agreed to lend an aggregate amount up to $50 million, which was used for general corporate purposes.  As a result of the incremental amendment, we incurred approximately $1.5 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the incremental amendment.

Senior Secured Credit Facilities and Senior Subordinated Notes

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

The credit facilities provided under the Credit Agreement consist of a revolving credit facility providing for up to $140 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility”).  We may increase the aggregate amount of revolving loans by an amount not to exceed $10 million in the aggregate.  The Revolving Credit Facility matures October 15, 2016.

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

The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at September 30, 2012	Level at September 30, 2012

Maximum permitted first lien leverage ratio	<1.25 to 1.00	0.04 to 1.00

The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of September 30, 2012.

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

As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, we derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, we entered into a new master lease arrangement with the landlord on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. During 2011 the related party lessors completed construction of 2 properties. Upon completion we entered into a new master lease arrangement with the related party lessors for these 2 properties as well as an existing property. The initial term of the new master lease arrangement is 15 years with four 5 year renewal options.  Annual payments, including executory costs, total approximately $0.7 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. The amount of finance obligations related to properties that have not been derecognized as well as two properties under development as of September 30, 2012 and December 31, 2011 was $16.3 million and $14.3 million, respectively.

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

Charges are posted to the billing system by coders in our offices or in our central billing office. After charges are posted, edits are performed, any necessary corrections are made and billing forms are generated, then sent electronically to our clearinghouse whenever electronic submission is possible. Any bills not able to be processed through the clearinghouse are printed and mailed from our print mail service. Statements are automatically generated from our billing system and mailed to the patient on a regular basis for any amounts still outstanding from the patient. Daily, weekly and monthly accounts receivable analysis reports are utilized by staff and management to prioritize accounts for collection purposes, as well as to identify trends and issues. Strategies to respond proactively to these issues are developed at weekly and monthly team meetings. Our write-off process requires manual review and our process for collecting accounts receivable is dependent on the type of payer as set forth below.

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

Acquisitions and Developments

The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,		Nine Months Ended September 30,
	2010	2011	2012
Treatment centers at beginning of period	97	95	127
Internally developed	2	1	1
Transitioned to freestanding	—	—	2
Internally (consolidated / closed / sold)	(5)	(5)	(2)
Acquired	2	33	2
Hospital-based / other groups	(1)	3	(2)
Hospital-based (ended / transitioned)	—	—	(2)

Treatment centers at period end	95	127	126

Number of regions at period end	8	9	9

Number of local markets at period end	28	28	28

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

On February 6, 2012, we acquired the assets of a radiation oncology practice and a medical oncology group located in Asheville, North Carolina for approximately $0.9 million.  The acquisition of the radiation oncology practice and the medical oncology group, further expands our presence in the Western North Carolina market and builds on the our integrated cancer care model.

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

On August 22, 2012, we opened a de novo radiation treatment center in Argentina.  The development of this radiation treatment center further expands our presence in the Latin America market.

During 2012, we acquired the assets of several integrated cancer care physician practices in Florida for approximately $0.9 million. The physician practices provide synergistic clinical services and an integrated cancer care service to our patients in the respective markets in which we provide radiation therapy treatment services.

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

In July 2012 we closed a radiation treatment facility in Monroe, Michigan, and we are currently in the process of constructing a replacement de novo radiation treatment center in Troy, Michigan scheduled to open during the first quarter of 2013.

As of September 30, 2012, we have one replacement de novo radiation treatment center project in process in Michigan and four additional de novo radiation treatment centers located in New York, Argentina, Bolivia and Dominican Republic. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

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

During the nine months ended September 30, 2012 and 2011, approximately 46% and 48%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. During the third quarter of 2012 we recognized goodwill impairment of approximately $69.9 million as a result of the final rule issued on the physician fee schedule for 2013 by CMS on November 1, 2012, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers. During the third quarter of 2011 we recognized goodwill impairment of approximately $226.5 million and trade name impairment of approximately $8.4 million as a result of our review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers.  During the fourth quarter of 2011 we incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of our rebranding initiative.  The remaining $71.8 million of impairment relating to goodwill in certain of our reporting units.

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

Intangible assets consist of trade names, non-compete agreements, licenses and hospital contractual relationships. Trade names have an indefinite life and are tested annually for impairment. Non-compete agreements, licenses and hospital contractual relationships are amortized over the life of the agreement (which typically ranges from 5 to 20 years) using the straight-line method. No intangible asset impairment loss was recognized for any period presented.

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

The swaps are derivatives and are accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreements, representing the estimated amount that we would pay to a third party assuming our obligations under the interest rate swap agreements terminated at September 30, 2012 and December 31, 2011, was approximately $-0- million and $0.7 million, respectively. The estimated fair value of our interest rate swaps were determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

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

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of September 30, 2012, we have interest rate exposure on $-0- million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $-0- million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact our results of operations. We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. Since our acquisition of Medical Developers, each quarter we have entered into foreign exchange option contracts that expire in one year. On September 28, 2012, we entered into a foreign exchange option contract maturing on September 30, 2013 to replace the contract maturing on September 28, 2012. Because our Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, the adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts in effect, which was approximately $0.9 million. With respect to a strengthening Argentine Peso against the U.S. dollar versus inflationary expectations, the estimated favorable impact on net income for an Argentine Peso that is 5%, 10% and 15% stronger than inflationary expectations, will be $(0.1) million, $0.5 million and $1.1 million to our consolidated results, respectively, which includes the cost of the option contracts. Under our foreign currency management program, we expect to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. We do not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. Our current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss on foreign currency derivative contracts on the consolidated statements of comprehensive loss. For the nine months ended September 30, 2012 and 2011, we incurred a loss of approximately $1.0 million and $167,000, respectively relating to the fair market valuation of our foreign currency derivative program.

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

As of September 30, 2012, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision.  The specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of September 30, 2012.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 44%, 48%, 48% and 46% of our net patient service revenue for the years ended December 31, 2009, 2010, 2011 and for the nine months ended September 30, 2012, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid payment. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. The Centers for Medicare & Medicaid Services (“CMS”) can change these schedules and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

In the final Medicare 2013 Physician Fee Schedule, CMS reduced payments for radiation oncology by 7 percent.  This reduction relates to (1) the fourth year of the four-year transition to the utilization of new Physician Practice Information Survey (PPIS) data, (2) a change in equipment interest rate assumptions, (3) budget neutrality effects of a proposal to create a new discharge care management code, (4) input changes for certain radiation therapy procedures, and (5) certain other revised radiation oncology codes.  The largest of these changes (accounting for 4 percent of the gross reduction) reflects the transition of the final 25 percent of PPIS data used in the PERVU methodology.  The change in the CMS interest rate policy (accounting for 3 percent of the gross reduction) reduces interest rate assumptions in the CMS database from 11 percent to a sliding scale of 5.5 percent to 8 percent.  CMS also is finalizing its proposal to create a HCPCS G-code to describe transition care management from a hospital or other institutional stay to a primary physician in the community (accounting for 1 percent of the gross reduction).  While this policy benefits primary care, non-primary care physicians are impacted due to the budget-neutrality of the PFS.  The rule also makes adjustments (accounting for 1 percent of the gross reduction) due to the use of new time of care assumptions for intensity-modulated radiation therapy (IMRT) and stereotactic body radiation therapy (SBRT).  Although the reductions in time of care assumptions alone would have resulted in a gross 7 percent reduction to radiation oncology as we identified in the proposed rule, CMS in its final rule included updated cost data submitted by the radiation oncology community for code inputs which reversed the vast majority of the reduction resulting from the new time of care assumptions. Total gross reductions in the final rule are offset by a 2 percent increase due to certain other revised radiation oncology codes, which results in a total net reduction to radiation oncology of 7 percent.

Medicare reimbursement rates for all procedures under Medicare also are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the sustainable growth rate (“SGR”).  The CF was scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of

2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, and then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012. If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the currently scheduled SGR reimbursement decrease (now estimated at 26.5%) will take effect on January 1, 2013.

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

We have $755.5 million of total debt outstanding. Subject to the limits contained in the indenture governing our notes and our senior secured credit facilities, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

We have recently commenced significant operations in foreign countries. Currently, we operate through 23 legal entities in Argentina, the Dominican Republic, Costa Rica, Mexico and El Salvador, in addition to our operations in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

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

A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for approximately 56% and 60% of the total assets on our balance sheet as of September 30, 2012 and December 31, 2011, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations. For the nine months ended September 30, 2012, we wrote-off approximately $69.9 million in goodwill and leasehold improvements as a result of our interim impairment testing of our goodwill and indefinite-lived intangible assets. For the year ended December 31, 2011, we wrote-off approximately $360.6 million in goodwill, trade name, leasehold improvements and other investments as a result of our annual impairment testing of our goodwill and indefinite-lived intangible assets and rebranding initiatives relating to our trade name.

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

Effective as of June 11, 2012, RT Investments entered into the Amended LLC Agreement.  The Amended LLC Agreement established new classes of equity units in RT Investments in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of preferred units and Class A Units of RT Investments (“2012 Plan”).  The Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units and 100 Class G Units. As of September 30, 2012, there were 44,089 Class MEP Units, 6,294 Class EMEP Units and 100 Class G Units available for future issuance under the 2012 Plan.

Repurchases of Equity Securities

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

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

101

The following financial information from Radiation Therapy Services Holdings, Inc. Quarterly Report on Form 10-Q for the period September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011 (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2012 and 2011 (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (iv) Notes to Interim Condensed Consolidated Financial Statements.

+                                         Management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES HOLDINGS, INC.

Date: November 14, 2012
	By:	/s/ BRYAN J. CAREY
Bryan J. Carey
Chief Financial Officer