Form 10-K
period 2012-12-31
Radiation Therapy Services Holdings, Inc.
filed 2013-03-28
CIK 1503518

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         As of March 1, 2013, there were 1,025 shares of the registrant's common stock, $0.01 par value per share, issued and outstanding, all of which are 100% owned by Radiation Therapy Investments, LLC.

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

 Our Company

        We are a leading provider of advanced radiation therapy and other clinical services to cancer patients primarily in the United States and Latin America. Our core line of business is offering a comprehensive range of radiation treatment alternatives together with related oncology and other clinical services, where we focus on delivering academic quality, cost-effective patient care in a personal and convenient community setting. Our first radiation treatment center opened in 1983, and as of December 31, 2012, we owned or operated 126 treatment centers, 121 of which are freestanding facilities with the five remaining facilities operated in partnership with hospitals and other groups. Our cancer treatment centers in the United States, most of which operate under the 21st Century Oncology brand, are strategically clustered in 28 local markets in 15 states. We also operate 31 radiation treatment centers in South America, Central America, Mexico and the Caribbean where we have been able to uniquely disseminate advanced technology in a cost-effective manner to a growing healthcare population. The majority of our centers in Latin America are operated together with local minority partners. We hold market leading positions in most of our local markets in the United States and abroad.

        In order to respond to the changing healthcare landscape, where providers across medical specialties collaborate to provide patient care, we continue to evolve from a freestanding radiation oncology centric model to an Integrated Cancer Care ("ICC") model. This new approach to focus on growing our network of employed or affiliated physicians is providing our patients with a more comprehensive treatment team to better target and treat tumors and improving our patients' experience. We currently employ or affiliate with approximately 460 physicians in the fields of medical oncology, breast, gynecological and general surgery, urology as well as primary care in certain key markets. In many cases, these physicians are co-located with our radiation oncologists. Our ICC model enables us to collaborate with a broader group of physicians in other medical specialties, integrate services for related medical needs, and disseminate best practices across facilities, all of which should help us generate a stronger presence in each market we serve. In addition, we have been proactively pursuing partnership arrangements with hospitals, other providers and payers to further the mission of improving and expanding the continuum of services and clinical resources available to cancer patients. Examples of our successes in these efforts include our selection as the developer and operating partner in the first proton beam therapy center in New York as well as in our success in developing relationships where we can provide value-added services in the field of physician employment and staffing, informatics, technical services and clinical research to other providers.

        Our leadership in the transition to the ICC model stems from our position as the largest radiation therapy provider in the United States, by number of centers, as well as our long history of clinical innovation. Our scale along with the systems and processes we have developed to manage a large network of radiation oncology providers afford us many competitive advantages including the advanced medical and technological resources that we are able to leverage. Our physicians are able to access the latest advances in treatment protocols and approaches allowing them to deliver the most effective and clinically appropriate treatments to our patients in a community setting. Our nationwide presence also enables us to implement best practices by sharing new approaches and recently developed findings across our network. We leverage our size by recruiting, developing and training key clinical personnel. For instance, we operate our own certified dosimetry and certified radiation therapy schools and have an affiliated accredited physics program. These capabilities combined with senior physician leadership, a premier medical board and substantive training and mentoring programs, have allowed us to deliver superior and innovative patient care with the highest quality standards across our centers and disciplines. Furthermore, our operational infrastructure and our network size afford us advantages in areas such as managed care contracting, purchasing, recruiting, billing, compliance, quality assurance and clinical information systems.

        Our operating philosophy is centered upon using the latest available and most advanced technology and employing or affiliating with leading physicians to deliver a variety of treatment options to our patients in each local market. To implement this philosophy, we invest in new software, training and equipment with the goal of equipping each local market with state-of-the-art technology that facilitates better clinical results. Through the use of advanced tools and comprehensive clinical protocols, we can improve therapeutic outcomes by determining the right course of treatment at the outset allowing us to precisely target and eradicate cancerous cells and tumors while sparing healthy surrounding tissues and organs. We attract and retain talented physicians and staff by providing opportunities to work in an environment that has a clinical and research focus, superior end-to-end resources and high quality patient care. We have built a national platform of cancer treatment centers while increasing both the revenue and profitability of the Company. Since the beginning of 2003, we have internally developed 25 treatment centers, acquired 69 existing treatment centers, transitioned 2 treatment centers from hospital-based treatment centers to freestanding treatment centers, and from 2009 to 2012, we increased our revenues at a compound annual growth rate of approximately 9.8%. We believe that as our scale continues to increase, our physician-led ICC model along with our operational and financial resources will not only differentiate us from many of our competitors, but will also enhance our attractiveness to patients, referral sources, physicians, hospital partners, employees and acquisition targets. For the year ended December 31, 2012, our total revenue was $694.0 million.

        Radiation Therapy Services Holdings, Inc. is a Delaware corporation and was incorporated October 9, 2007. Our principal executive office is located at 2270 Colonial Boulevard, Fort Myers, Florida and our telephone number is (239) 931-7275.

Our Industry

        Although we are migrating to an ICC model in appropriate markets and circumstances, our primary focus and relevant industry remains related to the provision of radiation therapy for patients with cancer in the United States and Latin America.

        We believe the United States radiation therapy market was approximately $8 billion in 2011. The market's growth is driven by the growing number of cancer diagnoses and the development and use of increasingly effective technologies that enable more types of cancer related tumors to be treated with radiation therapy. The American Cancer Society estimates that approximately 1.7 million new cancer cases are expected to be diagnosed in the United States in 2013. As the U.S. population ages, the number of cancer diagnoses is expected to continue to increase, as approximately 77% of all cancers are currently diagnosed in persons 55 years of age and older. Radiation therapy is a primary treatment method for cancer and, according to the American Society for Therapeutic Radiology and Oncology ("ASTRO") nearly two-thirds of patients diagnosed with cancer receive radiation therapy during their illness. Radiation therapy's share of the cancer treatment market has increased as a result of new radiation therapy technologies that better target cancerous tumors and lead to fewer side effects as compared to other forms of treatment and to previous radiation therapy treatments.

        The Latin American radiation therapy market is also expected to continue to grow due to an increase in the number of cancer diagnoses as a result of the growing and aging population. Argentina, Mexico, and Brazil represent approximately 60% of new cancer cases in Latin America and all three markets are less developed than the U.S. market. As a result, mortality rates in Latin America for those diagnosed with cancer are higher than rates in the United States, indicating an opportunity to further improve the availability and type of treatment throughout Latin America. We currently operate in six countries in Latin America, including Argentina, the Dominican Republic, Mexico, Guatemala, El Salvador and Costa Rica, with each country demonstrating varied payer and demographic characteristics and levels of competition and technological advancement. We have expanded our Latin America business into a seventh country, having executed a construction agreement to modify an existing building in Bolivia to provide radiation therapy services. Argentina, with 76% of our Latin American sales, is our largest international market and one of the most developed markets in Latin America. However, while it has an attractive payer base for our services, its penetration of developed technologies is still significantly below the U.S. levels. The underserved population is substantial across all payer levels in less developed markets like Mexico and Bolivia and therefore provides a significant opportunity. Latin American payers are highly diversified in serving the middle and lower class populations and include government, commercial and union plans as well as self pay, all of which are increasingly covering advanced technologies, such as 3D conformal and IMRT, and as such, the development of more advanced technology should continue to expand.

        Radiation therapy is used to treat the most common types of cancer, including prostate, breast and lung cancer. Radiation therapy uses high-energy particles or waves, such as x-rays, to destroy cancer cells by delivering high doses of radiation to the tumor through dedicated pieces of equipment, known as a linear accelerator. In addition, when a cure is not possible, radiation therapy is often able to shrink tumors and reduce pressure thereby reducing pain while also relieving other symptoms of the cancer to enhance a patient's quality of life.

        Although a significant majority of cancer patients receive radiation therapy treatment, additional treatments for cancer patients include surgery, chemotherapy and/or biological therapy often in conjunction with radiation therapy. Physicians generally choose the appropriate treatment or combination of treatments based upon the type of cancer, its stage of development and where the cancer is located. Radiation therapy patients are usually referred to a treatment center or a radiation oncologist by urologists, breast surgeons, general oncologists and general surgeons, among other sources.

        Recent technological advances have produced new methods for radiation treatment. These advanced methods result in more effective treatments that deliver the curative doses of radiation while minimizing the harm to healthy tissues and organs that surround the tumor. Through the use of sophisticated x-ray imaging and radiation beam-shaping equipment now built into a modern linear accelerator, radiation dose can be tightly focused onto a tumor target resulting in fewer side effects and an enhanced quality of life. For example, stereotactic body radiotherapy ("SBRT") combined with tumor tracking or respiratory gating allow cancers located in the lung and liver to be treated with significantly fewer but higher-dose radiation treatments and higher control rates than could be previously achieved with conventional radiotherapy methods. Moreover, results of these advanced treatment methods published in the medical literature rival those of surgery for the same diseases but without the risks of an operation. With the discovery of new, innovative means to deliver radiation therapy and the increasing awareness of advanced treatments with reduced side effects among patients and physicians, radiation therapy is expected to be a preferred method for treating cancer.

        The radiation therapy competitive landscape is highly fragmented. In 2011, there were approximately 2,300 locations providing radiation therapy in the United States, of which approximately 970 were freestanding, or non-hospital based treatment centers. Approximately 30% of freestanding treatment centers are affiliated with the largest four provider networks, which includes Radiation

Therapy Services, Inc. The Latin American radiation therapy market is similarly fragmented with most competition coming primarily from hospitals and some smaller local groups. In Argentina we are the largest of four well-established radiation therapy providers, with particularly strong market positions in Buenos Aires, Cordoba and Mendoza. In other Latin American markets, we are the number one or number two provider in the majority of local markets where we operate.

        The physician services industry is currently undergoing consolidation of smaller independent physician practices by larger hospital and physician practice groups. A 2010 survey conducted by the Medical Group Management Association indicated that capital investments and ongoing operating costs have pushed physicians to seek a more secure work environment at larger hospitals and Physician Practice Management groups ("PPMs"). More critically, however, consolidation activity is also driven by the capabilities that strong performing hospitals and PPMs can provide. Such services include high quality facilities, state-of-the-art technology, more favorable payer contracts, consistent use of patient protocols, capital and operational support as well as greater IT capabilities. It is estimated that the current consolidation trends will help create new opportunities for physicians to deliver better care coordination to patients and reduce any existing variations in care that do not offer value. In addition, consolidation is expected to lessen the administrative burdens that physician practices face, allowing doctors to focus more on clinical outcomes. As the largest radiation therapy provider in the United States, we feel that we are well-positioned to take advantage of the current consolidation trends and lead the industry's migration to an ICC model due to the vast scale of our network, our advanced infrastructure and clinical talent as well as our successful track record of educating and disseminating advanced technology to physicians in a cost-effective manner.

Service and Treatment Offerings

        We believe our radiation treatment centers, and in many markets our comprehensive cancer care centers, are distinguishable from those of many of our competitors because we offer patients a full spectrum of radiation therapy and cancer treatment alternatives, including many advanced radiation treatment options that are not otherwise available in certain local geographies or offered by other providers. Our radiation treatment services include external beam therapies, such as 3D conformal radiation therapy, intensity modulated radiation therapy and stereotactic radiosurgery, as well as internal radiation therapy such as high-dose and low-dose rate brachytherapy. In addition, we utilize various supplementary technologies, including image guided radiation therapy, Gamma Function, and respiratory gating to improve the effectiveness of the radiation treatments. Finally, we provide an array of complementary support services in the areas of psychological and nutritional counseling as well as transportation assistance, consistent with applicable regulatory guidelines.

        External Beam Therapy.    External beam radiation therapy involves directing a high-energy x-ray beam generated from a linear accelerator to the patient's tumor. Equipment utilized for external beam radiation therapy vary as some are better for treating cancers near the surface of the skin and others are better for treating cancers deeper in the body. A linear accelerator, the most common type of equipment used for external beam radiation therapy, can create both high-energy and low-energy radiation. High-energy radiation is used to treat many types of cancer while low-energy radiation is used to treat some forms of skin cancer. A course of external beam radiation therapy typically ranges from 20 to 40 treatments.

        Internal Radiation Therapy.    Internal radiation therapy, also called brachytherapy, involves the placement of a radiation-emitting element within or adjacent to the patient's tumor. Brachytherapy usually requires an operating room procedure for either insertion of the radiation source to remain permanently in the cancerous organ or insertion of thin plastic tubes to allow for temporary placement of a radiation source within the tumor after which both the source and the tubes are removed from the body. Internal radiation therapy delivers a higher dose of radiation in a shorter time than is possible with external beam treatments. Internal radiation therapy is typically used for cancers of the lung, esophagus, breast, uterus, thyroid, cervix and prostate. Implants may be removed after a short time or left in place permanently (with the radioactivity of the implant dissipating over a short time frame). Temporary implants may be either low-dose rate or high-dose rate. Low-dose rate implants are left in place for several days; high-dose rate implants are removed after a few minutes.

        Since all of our treatment centers are clustered into local markets, our treatment centers are distinguished from those of many of our competitors by our ability to offer advanced radiation therapy and integrated cancer care services. Our advanced radiation treatment services include: image guided radiation therapy, intensity modulated radiation therapy, 3-D conformal treatment planning, stereotactic radiosurgery Gamma Function, respiratory gating and high-dose and low-dose rate brachytherapy.

        We were recently selected as the developer and managing partner of the first proton beam therapy center in New York. Our partners include five of the largest cancer care programs at key academic institutions in New York including Memorial Sloan-Kettering, NYU Langone, Mt. Sinai, Continuum and Montefiore. We anticipate the proton center to be operational and treating its first patients in late-2016. In addition, we have started beta testing for adaptive radiotherapy and have developed an internal development group, Aurora, to focus on refining and commercializing both of these technologies which we believe will be critical treatment alternatives for cancer patients in the future.

        The following table sets forth the forms of radiation therapy treatments and advanced services that we currently offer:

Technologies	Description
External Beam Therapy
3D Conformal Radiation Therapy	Enables radiation oncologists to utilize medical linear accelerator x-ray machines to direct radiation beams at the cancer.
Intensity Modulated Radiation Therapy ("IMRT")

Enables radiation oncologists to adjust the intensity of the radiation beam and shape the radiation dose to match the size and shape of the treated tumor with a higher degree of precision than 3D conformal therapy. The net clinical result of this technology is the delivery of higher, more effective radiation doses to tumors while reducing radiation exposure of the surrounding normal, healthy organs.

Stereotactic Radiosurgery ("SRS")

Enables delivery of highly precise, high-dose radiation to small tumors. Stereotactic radiosurgery utilizes additional treatment technologies to deliver treatment with greater precision and accuracy than either IMRT or 3D therapy. Historically, stereotactic radiosurgery was used primarily for brain tumors but recent advancements in imaging and radiation delivery technologies have allowed for expanding applications of this technology to the treatment of extra cranial cancers.

Internal Radiation Therapy
High-Dose Rate Remote Brachytherapy	Enables radiation oncologists to treat cancer by internally delivering high doses of radiation directly to the cancer using temporarily implanted radioactive elements.

Technologies	Description
Low-Dose Rate Brachytherapy

Enables radiation oncologists to treat cancer by internally delivering doses of radiation directly to the cancer over an extended period of time using permanently implanted radioactive elements (e.g., prostate seed implants).

Advanced Services Used with External Beam Treatment Therapies
Image Guided Radiation Therapy ("IGRT")

Enables radiation oncologists to utilize x-ray imaging at the time of treatment to identify the exact position of the tumor within the patient's body and adjust the radiation beam to that position for better accuracy.

Gamma Function

Proprietary capability that for the first time enables measurement of the actual amount of radiation delivered during a treatment. Gamma Function also enables the verification of radiation delivery and the comparison to the physician prescription and treatment plans. Further, it provides the physician with information to adjust for changes in tumor size and location, and ensures immediate feedback for adaption of future treatments as well as for quality assurance.

Respiratory Gating

Coordinates treatment beam activation with the respiratory motion of the patient, thereby permitting accurate delivery of radiation dosage to a tumor that moves with breathing, such as lung and liver cancers.

Operating Technologies Under Development
Proton Therapy	Form of radiation treatment that utilizes subatomic particles instead of x-rays and can achieve better radiation sparing of surrounding normal organs for certain tumor types.
Adaptive Radiotherapy

A novel approach to radiation therapy that is currently under development at our Company and a small number of academic medical centers, adaptive radiotherapy is a process that will automatically trigger a new treatment plan during the course of therapy in order to adapt to anatomic changes that occur to the tumor. For example, as a tumor shrinks during treatment, adaptive radiotherapy will respond by generating a new treatment plan customized to the smaller tumor and further spare radiation exposure of nearby healthy organs.

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

        All of our markets provide external beam treatments and following is a list of the advanced services and treatments that we offer within each of our 28 domestic local markets as of December 31, 2012:

								Stereotactic		Brachytherapy
Local market	Year Established	Number of Centers	IMRT	3-D	Gamma	Gating	IGRT	Cranial	Extra- Cranial	High Dose	Low Dose
Lee County—Florida	1983	6	✓	✓	✓	✓	✓	✓	✓	✓	✓
Charlotte/Desoto Counties—Florida	1986	1	✓	✓	✓	✓	✓	✓	✓	✓
Sarasota/Manatee Counties—Florida	1992	6	✓	✓	✓	✓	✓	✓	✓	✓
Collier County—Florida	1993	4	✓	✓	✓	✓	✓	✓	✓	✓
Broward County—Florida	1993	7	✓	✓	✓	✓	✓	✓	✓	✓
Miami/Dade County—Florida	1996	1	✓	✓	✓	✓	✓	✓	✓	✓
Las Vegas, Nevada	1997	4	✓	✓	✓	✓	✓	✓	✓	✓	✓
Westchester/Bronx—New York	1997	3	✓	✓	✓		✓		✓	✓	✓
Mohawk Valley, New York	1998	2	✓	✓	✓		✓	✓	✓	✓
Delmarva Peninsula	1998	2	✓	✓	✓		✓	✓	✓	✓
Northwest Florida	2001	3	✓	✓	✓	✓	✓	✓	✓	✓
Western North Carolina	2002	7	✓	✓	✓		✓	✓	✓	✓
Palm Beach County—Florida	2002	1	✓	✓	✓		✓			✓
Central Kentucky	2003	4	✓	✓	✓	✓	✓	✓	✓	✓
Florida Keys	2003	1	✓	✓	✓		✓	✓	✓	✓
Southeastern Alabama	2003	2	✓	✓	✓	✓	✓	✓	✓	✓
Central Maryland	2003	6	✓	✓	✓	✓	✓	✓	✓	✓
South New Jersey	2004	4	✓	✓	✓		✓			✓
Rhode Island	2004	4	✓	✓	✓		✓			✓
Central Arizona	2005	5	✓	✓	✓	✓	✓	✓	✓	✓	✓
Central Massachusetts	2005	2	✓	✓	✓		✓
Palm Springs, California	2005	4	✓	✓	✓	✓	✓	✓	✓	✓	✓
Los Angeles, California	2006	2	✓	✓	✓	✓	✓		✓	✓	✓
Southeastern Michigan	2006	5	✓	✓	✓	✓	✓	✓	✓	✓
Northern California	2007	3	✓	✓	✓	✓	✓	✓		✓	✓
Eastern North Carolina	2007	4	✓	✓	✓		✓		✓	✓
Northeast Florida	2008	1	✓	✓	✓		✓		✓
South Carolina	2010	1	✓	✓	✓	✓	✓	✓	✓	✓

		95

        All of our international markets provide external beam treatments and following is a list of the advanced services and treatments that we offer within international markets as of December 31, 2012:

								Stereotactic		Brachytherapy
International	Year Established	Number of Centers	IMRT	3-D	Gamma	Gating	IGRT	Cranial	Extra- Cranial	High Dose	Low Dose
Argentina	2011	24	✓	✓			✓	✓	✓	✓	✓
Costa Rica	2011	2	✓	✓
Dominican Republic	2011	2	✓	✓			✓	✓		✓
El Salvador	2011	1	✓	✓
Guatemala	2011	1	✓	✓				✓
Mexico	2011	1	✓	✓			✓

		31

Our Business Strengths

        We believe that the following competitive strengths have allowed us to achieve and maintain our position as a leading provider of radiation therapy and provide us with the necessary tools to become the leading ICC model in the United States and Latin America:

        International Platform with Strong Local Market Positions—As of December 31, 2012, we serve patients in 28 domestic markets across 15 states, including Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island and West Virginia, and we recently expanded into international markets,—primarily Latin America. Most of our cancer treatment centers are strategically clustered into regional networks (which we refer to as our local markets) in order to leverage our clinical and operational expertise and resources over a larger patient population and maximize our investment in advanced technologies. For example, our local markets enable us to share scarce and expensive medical physicists, who are critical in the process of developing the radiation treatment plan for each patient as well as making sure the equipment is properly calibrated. By staffing two physicists at three to four treatment centers in each of our local markets, as opposed to each treatment center, we are able to increase resource utilization and provide enhanced and consistent treatment in a cost effective manner. Another example is our ability to provide our patients with a full set of clinical alternatives through our ICC relationships in certain markets, as well as our ability to offer them the full technological spectrum in radiation therapy, including less common treatment alternatives, by equipping each of our local markets, as opposed to each treatment center, with the necessary technology and know-how and thus doing so on a more cost-effective basis. Our scale also allows us to serve as a center for leading clinical research and technological advances, which help us attract and retain talented radiation oncologists, physicians, physicists and other professionals. Furthermore, our large platform in the United States and Latin America, and our reputation, recruiting ability and market knowledge enable us to respond quickly and efficiently to new acquisition as well as internally developed ("de novo") and joint venture opportunities. Since the beginning of 2003, we have acquired or developed 94 treatment centers, transitioned two treatment centers from hospital-based treatment centers to freestanding treatment centers, entered into 15 new local markets and expanded into international markets including Latin America as of December 31, 2012. Finally, our centralized approach to business functions such as purchasing, engineering and service, accounting, administration, billing and information technology enables us to leverage economies of scale in various direct and indirect costs.

        Best in Class Clinical and Technological Platform—We believe that we have the best in class technology, which allows us to provide the highest quality of care and clinically advanced treatment options to our patients. We consistently upgrade our equipment and technology and we believe they will require minimal maintenance capital expenditures in the near future. We believe we are the market leader in the utilization of advanced technologies, such as IMRT, IGRT and our recently developed Gamma Function. These technologies are more effective at treating many forms of cancer than other, older technologies such as conformal beam. Our continuous and early adoption of technology platforms has allowed us to implement and share technology across centers very quickly and therefore enhance clinical expertise within the Company and the industry overall. Our Chief Technology Officer, who is certified in radiotherapy physics, has received numerous awards, serves as an adjunct professor, is a published author in a variety of fields and has spent 20 years in his current role with the Company managing 79 physicists in the United States and an internal radiation equipment development and maintenance team. He also leads our Aurora team which is recognized as a leader in establishing and disseminating advancements in radiation therapy, including important developments in proton beam therapy and adaptive radiotherapy. Our Chief Medical Officer has been with the Company for 10 years and is a leading radiation oncologist who conducts radiation therapy research projects, publishes professional journal articles and presents at national cancer treatment meetings. These members of management and the teams that they lead provide both technical and clinical expertise throughout our network, enhancing the level of patient care, safety and quality control. In addition, as we have grown our field of other cancer care specialists, we have added experts in the field of urology, medical oncology and surgery, among others. These professionals have a national platform for sharing best practices and clinical outcomes, thereby improving the full continuum of care from diagnosis to discharge. We feel our clinical and technological platform provides us with a significant competitive advantage in attracting new professional talent, upgrading equipment, clinical services and operations of acquired centers and the opportunity to distinguish ourselves with referral sources, physicians, payers and patients.

        Leading Radiation Oncologists—We have been successful in recruiting, acquiring practices from, and retaining radiation oncologists with excellent academic and clinical backgrounds who we believe have potential for professional growth. Our approximately 111 radiation oncologists in the domestic United States have an average of over 17 years of experience and we believe our most senior clinical leadership are regarded as industry leaders. As a physician-led organization, we value superior training, research capabilities and mentoring. In addition to being educated and trained at some of the world's most prestigious and well recognized medical training centers and universities, our physicians have held positions in radiation oncology's elite research institutes, societies and regulatory bodies. These institutions and societies include ASTRO, American College of Radiation Oncology ("ACRO"), Association of Freestanding Radiation Oncology Centers ("AFROC") and Radiation Therapy Oncology Group. Our clinical leadership also publishes frequently as academic contributors, having co-authored numerous white papers, radiation therapy research projects and empirical studies in a wide range of international and domestic medical journals. We attract and retain our existing physicians by:

  •
  offering them the opportunity to join an ICC model that includes an established team of leaders in the fields of radiation oncology and other cancer services;

  •
  providing them advanced electronic tools that facilitate complex treatment planning in an efficient manner while also enabling collaboration and peer review;

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

  •
  providing them with the opportunity to earn above the national average compensation for radiation oncologists together with the benefits associated with an employment based model; and

  •
  offering them administrative and support services to assist in the management and operation of practices.

        Favorable Industry Dynamics—Cancer treatment is a large and growing market. In 2012, there were approximately 13.7 million people living with cancer or with a history of cancer in the United States. The market has been growing with approximately 1.7 million new cases expected to be diagnosed in the United States in 2013. Radiation therapy remains a core treatment for cancer with nearly two-thirds of cancer patients receiving radiation therapy during their illness. The U.S. radiation therapy market was estimated to be approximately $8 billion in 2011. We believe the Latin American market exceeds $1.1 billion in value for radiation therapy treatments and is growing 2-4% per year. Compared to the U.S. market, the Latin American radiation therapy market is less developed, with higher mortality rates for those diagnosed with cancer, leading to more favorable dynamics as countries seek to improve their clinical offerings. We believe that several factors will contribute to the continued expansion of the cancer treatment market and increased utilization of radiation therapy as one of the primary treatment methods, including:

  •
  the increased life expectancy and aging of the population, which is likely to drive an increase in the incidence of the disease as approximately 77% of all cancers are diagnosed in persons 55 years of age and older;

  •
  the advent of advanced radiation treatment technologies, including stereotactic radiosurgery, that expand the base of cancers that are treatable with radiation therapy;

  •
  the increase in availability of more advanced radiation treatment technologies in Latin America by educating the market on the capabilities and usage of these technologies;

  •
  radiation therapy being less invasive than surgery;

  •
  radiation therapy having fewer side effects than chemotherapy; and

  •
  increasing patient knowledge and awareness of various treatment alternatives leading to higher utilization of advanced procedures that more effectively spare healthy tissue, reduce complications and side effects and improve quality of life.

        Stable and Growing Business with Strong Operating Cash Flow—There are several underlying factors that we believe contribute to the stability and growing performance of our business; most notably, the aging of the population and resultant rise in cancer cases, the opportunity for profitable growth in the Latin American radiation therapy market and that radiation therapy remains a primary tool used to treat cancer. Additionally, our growth is attributable to our utilization of more advanced treatment technologies, which typically generates higher revenue and margins. In addition to stable and growing revenues, our base business includes characteristics that produce significant operating cash flow such as low operating costs and minimal working capital needs. The generation of operating cash flow allows us to either reinvest in our business through capital expenditures and growth initiatives and/or reduce indebtedness, each as determined by our business and financial strategies.

        Strong Track Record of Successful Acquisitions and De Novo Facility Development—We have grown at a measured pace through a focused strategy of acquisitions, development of freestanding centers and hospital based joint ventures. Since the beginning of 2003, we have acquired 69 treatment centers and transitioned two treatment centers from hospital-based treatment centers to freestanding treatment centers and have a successful track record of integrating our acquisitions as a result of our ability to leverage regional resources and technology, improve the mix of treatments and put in place more favorable contracts for insurance and medical supplies that take advantage of our size and scale. We have also been successful at identifying opportunities where we can deploy our ICC model and drive improved financial and clinical stability through a comprehensive service offering. We have a deep corporate development team and unique market analysis software that enables us to proactively identify and prioritize acquisition targets based on demographics, payer landscape, ICC opportunity and competition, among other factors. In 2010, approximately 30% of the U.S. market's freestanding centers were affiliated with the four largest provider networks, which include Radiation Therapy Services, Inc. In addition, a significant number of hospital management companies are looking to build or expand comprehensive cancer offerings and are interested in joint ventures with providers such as our Company. As a result, we believe our pipeline of potential targets is robust and acquisitions will remain a significant part of our core growth strategy. As a leading national platform company in the industry, we believe we are a preferred acquirer in light of the services and benefits we can offer.

        Since the beginning of 2003, we have also developed 25 de novo treatment centers, including joint ventures with hospitals as of December 31, 2012, and we continue to seek opportunities to develop additional de novo treatment centers as a means to strengthen our local market share. De novo treatment centers allow us to penetrate underserved markets, partner with hospitals which have significant market presence or extend our local network and typically require lower initial capital expenditures. De novo treatment centers typically generate positive cash flow within six months after opening in an existing market and twelve to fifteen months after opening in a new market.

        Experienced and Committed Management Team and Equity Sponsor—Our senior management team, several of whom are practicing radiation oncologists, has extensive public and private sector experience in healthcare, in particular radiation oncology. 12 of our senior management team have been with us for an average of 14 years and average approximately 17 years in the radiation therapy industry. In addition, our Chief Financial Officer, Chief Operating Officer, Senior Vice President of Managed Care and Senior Vice President of Marketing have deep functional expertise in relevant organizations including positions at our sponsor Vestar Capital Partners, DaVita Inc., United Health Group and Bravo Health. This new talent is augmenting a successful management team that has since 1999, led the Company in growing from $56.4 million in total revenues to $694.0 million of total revenues for the year ended December 31, 2012 and creates both management breadth and depth in a team that combines outstanding clinical and medical experience with significant operational and financial expertise. Management has over $120 million currently invested in the Company. In addition, our equity sponsor, Vestar, which along with its affiliates has over $500 million currently invested in the Company, has considerable experience making successful investments in a wide variety of industries, including healthcare.

Our Business Strategy

        We believe we are in a superior position relative to our competitors to capitalize on the opportunities in our markets given our size, market locations, access to capital and clinical expertise as well as our experienced physician base and management team. The key elements to our strategy are:

        Maintain Emphasis on Service and Quality of Care—We focus on providing our patients with an environment that minimizes the stress and uncertainty of being diagnosed with and treated for cancer. We aim to enhance patients' overall quality of life by providing technologically advanced radiation treatment alternatives that deliver more effective radiation directly to cancerous cells while minimizing harm to surrounding tissues and organs in order to reduce side effects. As an example, one of our most recent technologies, Gamma Function, provides enhanced quality control during treatment delivery. Gamma Function effectively measures the radiation byproduct, or throughput, as the beam exits the body, thereby measuring the accuracy of the radiation delivery to the prescribed tumor site and giving the physician more frequent opportunities to re-design and improve treatment plans during a course of an overall treatment regimen. Additionally, we verify every accelerator's output daily and voluntarily re-calibrate each machine annually using the services provided by the M.D. Anderson Radiation Physics

Center at the University of Texas to ensure that our stringent quality control standards are met. Over 80% of our facilities have been accredited or are in the process of being accredited, by an independent third party, which we believe is unique in the industry. Accreditation requires centers to meet stringent and consistent quality measures over a three year period. We have a compliance program that is consistent with guidelines issued by the OIG of the DHHS. Our compliance team, led by a senior officer who has been with the Company since 2004, coupled with our in-house physics and engineering departments, complements our front-end focus on employing the best physicians and using the most advanced technologies to provide our patients with superior care in a safe and quality controlled environment.

        Our treatment centers are designed to deliver high-quality radiation therapy in a patient friendly environment and are generally located in convenient, community based settings. We make every effort to see patients within 24 hours of a referral and to begin treatment as soon as possible thereafter. In addition, our physicians are available to patients at any time to discuss proposed treatments, possible side effects and expected results of treatment. Finally, we offer support services in the areas of psychological and nutritional counseling as well as transportation assistance, consistent with applicable regulatory guidelines, each of which serves to improve the patient experience. We believe our focus on patient service enhances the quality of care provided, differentiates us from other ICC providers and sole radiation therapy providers and strengthens our relationships with both our referring and affiliated physicians.

        Increase Revenue and Profitability of Our Existing Treatment Centers—We plan to continue to provide capital, support and technology to our existing centers to drive increased census, improve treatment mix and leverage our strong market presence to generate operating efficiencies. We believe our scale and strategy of clustering treatment centers in local markets provide unique advantages for driving referrals, improving payer relationships and enhancing our clinical reputation, all of which lead to growth in patient volume. In the beginning of 2011, we successfully initiated a physician liaison program to educate referring physicians, patients, and caregivers about our clinical and technological offerings as well as our commitment to providing a positive patient experience. Since that time, we have grown from three physician liaisons to 19 as of December 31, 2012. This program was a major contributor to improved same practice volume growth over the course of fiscal 2012. In addition, we have been aggressively consolidating and renegotiating our payer contracts to improve the pricing and stability of the relationships with our commercial payers while also aligning objectives through innovative payment approaches. Our early efforts in several markets have yielded encouraging results, and we expect to expand this program to new markets in 2013.

        We have also restructured our operations into eight domestic regions with separate directors all reporting to our new Chief Operating Officer. We have consolidated talent at these senior positions to provide a more experienced level of business leadership and provide greater visibility for improved results while also allowing us to streamline positions at the state and center level. Currently we believe that there is an opportunity to reduce operating expense through improved physician contracting, purchasing and reduction in other operating expenses. In addition, greater integration between our operations team and our clinical and corporate development leadership has led to enhanced market opportunities. We are now better able to target attractive ICC opportunities to improve market dynamics as well as identify a number of centers for closure where the existing patient volume could be serviced with a smaller, lower cost configuration of centers. Going forward, we believe this dual operating and clinical structure will not only continue to help us focus on increasing operating leverage but also more quickly facilitate the rollout of the ICC model and penetration of advanced technology and treatment methods across our centers.

        Continue to Lead in Clinical Excellence—For more than 20 years, we believe we have differentiated ourselves from other industry participants by proactively investing in a superior, research driven clinical and technological infrastructure that has advanced our clinical treatment capabilities. In 1989, we founded and continue to run the only fully accredited privately owned radiation therapy and dosimetry schools in the country. In addition, we have an affiliated physics program with the University of Pennsylvania. As a result, we have recruited, trained, certified and retained many highly talented medical physicists, dosimetrists and radiation therapists. Further, we have consistently invested in industry leading and revolutionary technologies, through partnerships with renowned research institutes, proprietary experimental research entities and other for-profit businesses. An example of this partnership, is our selection as the developer and managing director of the first proton beam therapy center in New York in concert with academic institutions including Memorial Sloan-Kettering, NYU Langone, Mt. Sinai, Continuum and Montefiore medical centers. We have also, through our own research initiatives and resources, developed and implemented treatment technologies exclusive to the Company. For example, Gamma Function is an in-house developed software tool that we use to measure the quality of radiation therapy delivered to our patients. Our internal advanced development group, Aurora, is continuing to investigate and advance the field of radiation therapy through projects such as Gamma Function, proton beam therapy and adaptive radiotherapy as well as develop applications which can be licensed to other providers.

        As a result of our history and reputation for clinical excellence, we continue to develop more formalized initiatives to use the scale and depth of our unique technological and clinical resources to develop new lines of "value added services". To date, we have been able to commercialize our data to lead and support studies and programs measuring quality outcomes of various treatment protocols and are currently investigating opportunities with a number of providers to license and implement our technologies at their centers.

        Expand Through Acquisitions—Acquisitions are an important part of our expansion plan, and we have invested in unique tools and a substantial infrastructure to capitalize on acquisition opportunities. We seek to target centers that have certificates of need (CON), provide entry into new markets with significant market share or shore up our existing markets and have opportunities to expand our ICC model. We seek to employ the leading radiation oncologists at these centers and meaningfully enhance the business through technology migration. The foundation of our acquisition strategy is the implementation of our proven operating model at each of our newly acquired treatment centers. This includes upgrading existing equipment and technologies where applicable, enhancing treatment mix, developing ICC relationships, introducing advanced therapies and services, providing clinical expertise and enabling our new physicians and patients to access our broad network of centers, contracts and resources. For example, our existing physicians and clinical experts are often able to educate the physicians at our acquired centers on the clinical benefits of using advanced technologies such as IMRT, IGRT and Gamma Function, thereby increasing the penetration of these services in the center's overall treatment mix and resulting in higher average revenue per treatment, increased census, increased profitability and improved patient care. We are currently considering a number of acquisition opportunities, some of which could be material.

        Develop New Treatment Centers in Existing and New Markets—We plan to develop treatment centers to expand our existing local markets and selectively enter new local markets. As of December 31, 2012, we had two de novo treatment centers under development in the United States and two de novo treatment centers under development in Latin America. We have significant experience in the design and construction of radiation treatment centers, having internally developed 25 treatment centers since the beginning of 2003. In 2009, we opened de novo treatment centers in Hammonton, New Jersey; Indio, California; Fort Myers, Florida; Southbridge, Massachusetts; Providence, Rhode Island and Yucca Valley, California. In 2010, we opened de novo treatment centers in Pembroke Pines, Florida and Los Angeles, California. In 2011, we opened one de novo treatment center in Andalusia, Alabama. In 2012, we opened one de novo treatment center in Argentina. We evaluate potential expansion into new and existing local markets based on demographic characteristics, pre-existing or potential relationships with ICC physicians or hospitals, the competitive landscape and the payer and regulatory environments. Our newly developed treatment centers typically achieve positive cash flow within six to fifteen months after opening, depending upon whether it is an existing or new market, and the use of third party leasing minimizes our up front capital requirements. We may also from time to time enter new local markets through strategic alliances and joint ventures.

        Continue to Develop and Expand Our ICC Model—In select local markets, it may be advantageous to affiliate with physicians in medical specialties in addition to those focused on radiation therapy, but are involved in the continuum of care for cancer patients. We may pursue these affiliations when opportunities arise to provide our patients with a more comprehensive treatment team to better target and treat tumors as well as coordinate in the provision of care. In these instances, we believe we can further strengthen both our clinical working relationships and our standing within the local medical community. We currently operate as an ICC practice in 17 local markets and have affiliations with approximately 460 of such physicians in the field, including medical oncology, breast, gynecological, urological and general surgical oncology as well as primary care.

        We also look for similar arrangements with hospitals where we can generate greater awareness of our services with patients in the local markets while capitalizing on census already in the market.

        Seek Greater Alignment As Well As Pricing Stability Through Alternative Payment Structures —The Company, through its leadership in the development of the RTA, an organization representing freestanding, for-profit radiation providers, has been at the forefront of discussions on payment reform in the radiation therapy space since the RTA's inception in 2009. In 2010, after working with a pre-eminent consulting firm, the RTA drafted a proposal on a prostate cancer bundle that was well received for its quality and cost metrics. On February 22, 2012, President Obama signed into law H.R. 3630, which mandated that the Department of Health and Human Services conduct a study examining, among other things, bundled payments for cancer services. We believe we are well positioned as the government begins to innovate with payment reform due to our proactive discussions in this area.

        In addition we have begun discussions on alternative payment structures and other contracting arrangements with key commercial payers. Our early initiatives in this area have yielded positive results in preferred provider arrangements and increased volume as well as in longer dated contracts. As a national provider of radiation therapy and other cancer services, we are uniquely positioned in these discussions with public and private payers and believe alignment with payers will be critical for long-term success in our markets.

        Selectively Expand in Latin America—Outside of the United States we continue to look for opportunities to selectively expand our presence in Latin America by further developing existing markets and entering new markets through either de novo treatment centers, joint ventures or acquisitions. There are several markets outside of our current Latin America footprint, such as Brazil, Mexico, and Uruguay, which have very attractive demographic, payer and competitive characteristics and we believe we are positioned to capitalize on opportunities in these markets. Our significant foothold in the regions in which we operate, positions us to take advantage of the growing pipeline of opportunities for further acquisitions. The Latin American radiation therapy market is largely under-developed and fragmented, with physicians frequently utilizing older generation equipment and technologies including cobalt machines. In addition, there are significant opportunities to transfer equipment, which is not being utilized in the United States, to our Latin American centers and thereby increase our overall equipment utilization. Our existing physicians and clinical experts are beginning to educate the physicians at our acquired centers on the clinical benefits of using advanced technologies such as IMRT and IGRT, thereby increasing the penetration of these services in the center's overall treatment mix and resulting in higher average revenue per treatment, increased profitability and improved patient care.

        Our Latin American leadership team has significant experience working in the Latin American markets, having grown our Latin American business from 21 to 31 centers from 2009 to the end of 2012. We will continue to utilize our Latin American leadership team's market knowledge and relationships to selectively grow in the region.

Operations

        We have 29 years of experience operating radiation treatment centers and over time have increasingly affiliated with physicians and other cancer care specialists. We have developed an integrated operating model, which is comprised of the following key elements:

        Treatment Center Operations.    Our treatment centers are designed specifically to deliver high-quality radiation therapy in a patient-friendly environment. A treatment center typically has one or two linear accelerators, with additional rooms for simulators, CT scans, physician offices, film processing and physics functions. In addition, treatment centers include a patient waiting room, dressing rooms, exam rooms and hospitality rooms, all of which are designed to minimize patient discomfort. In 24 of our treatment centers other cancer care specialists are co-located with our radiation therapy specialists. The remainder of our affiliated or employed non-radiation therapy physicians operate their practice with the relevant technical and clinical resources necessary to their disciplines.

        Cancer patients referred to one of our radiation oncologists are provided with an initial consultation, which includes an evaluation of the patient's condition to determine if radiation therapy is appropriate, followed by a discussion of the effects of the therapy. If radiation therapy is selected as a method of treatment, the medical staff engages in clinical treatment planning. Clinical treatment planning utilizes x-rays, CT imaging, ultrasound, positron emission tomography ("PET") imaging and, in many cases, advanced computerized 3-D conformal imaging programs, in order to locate the tumor, determine the best treatment modality and the treatment's optimal radiation dosage, and select the appropriate treatment regimen.

        Our radiation treatment centers typically range from 5,000 to 12,000 square feet, have a radiation oncologist and a staff ranging between ten and 25 people, depending on treatment center capacity and patient volume. The typical radiation therapy treatment center staff includes: radiation therapists, who deliver the radiation therapy, medical assistants or medical technicians, an office financial manager, receptionist, transcriptionist, block cutter, file clerk and van driver. In markets where we have more than one treatment center, we can more efficiently provide certain specialists to each treatment center, such as physicists, dosimetrists and engineers who service the treatment centers within that local market.

        Standardized Operating Procedures.    We have developed standardized operating procedures for our treatment centers in order to ensure that our professionals are able to operate uniformly and efficiently. Our manuals, policies and procedures are refined and modified as needed to increase productivity and efficiency and to provide for the safety of our employees and patients. We believe that our standard operating procedures facilitate the interaction of physicians, physicists, dosimetrists, radiation therapists and other employees and permit the interchange of employees among our treatment centers. In addition, standardized procedures facilitate the training of new employees.

        Coding and Billing.    Coding involves the translation of data from a patient's medical chart to our billing system for submission to third-party payers. Our treatment centers provide radiation therapy services under approximately 60 different professional and technical codes, which determine reimbursement. Our Chief Medical Officer and Chief Compliance Officer along with our certified professional coders work together to establish coding and billing rules and procedures to be utilized at our radiation treatment centers providing consistency across centers. In each radiation treatment center, our certified coders are in charge of executing these rules and procedures with the trained personnel located at each treatment center. To provide an external check on the integrity of the coding process, we conduct internal audits and have also retained the services of a third-party consultant to review and assess our coding procedures and processes on a periodic basis. Billing and collection functions are centrally performed by staff at our executive offices. This allows us to acquire and develop radiation oncology as well as other ICC practices with limited additional resources. Additionally, in an effort to improve collection of patient receivables, we have increased efforts to confirm patient eligibility with payers, verify specific insurance coverage, and facilitate individual payment plans.

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

        Maintenance and Physics Departments.    We have established maintenance and physics departments which implement standardized procedures for the acquisition, installation, calibration, use, maintenance and replacement of our linear accelerators, simulators and related equipment, as well as to the overall operation of our treatment centers. Our engineers, in conjunction with manufacturers' representatives, perform preventive maintenance, repairs and installations of our linear accelerators. This enables our treatment centers to ensure quality, maximize equipment productivity and minimize downtime. In addition, the maintenance department maintains a warehouse of linear accelerator parts in order to provide equipment backup. Our physicists monitor and test the accuracy and integrity of each of our linear accelerators on a regular basis to ensure the safety and effectiveness of patient treatment. This testing also helps ensure that the linear accelerators are uniformly and properly calibrated. Independent machine verifications are done annually using the services provided by the M.D. Anderson Radiation Physics Center to confirm proper calibrations. This allows us to reduce down time, complete preventative maintenance, and improve reliability in a cost effective manner, including in our Latin American operations.

        Total Quality Management Program.    We strive to achieve total quality management throughout our organization. Our treatment centers, either directly or in cooperation with the appropriate professional corporation or hospital, have a standardized total quality management program consisting of programs to monitor the design of the individual treatment of the patient via the evaluation of charts by radiation oncologists, physicists, dosimetrists and radiation therapists and for the ongoing validation of radiation therapy equipment. Each of our new radiation oncologists is assigned to a senior radiation oncologist who reviews each patient's course of treatment through the patient's medical chart using our OWAN. Furthermore, the data in our patient database is used to evaluate patient outcomes and to modify treatment patterns as necessary to improve patient care. We also utilize patient questionnaires to monitor patient satisfaction with the radiation therapy they receive. Using the data from these questionnaires, as well as third-party data, we assign each of our physicians and centers a patient satisfaction score, which helps us identify opportunities for improvement and better understand best practices within our treatment centers.

        Clinical Research.    We believe that a well-managed clinical research program enhances the reputation of our radiation oncologists and our ability to recruit new radiation oncologists. Our treatment centers participate in national cooperative group trials and we have a full-time, in-house research staff to assure compliance with such trials and to perform related outcome analyses. We maintain a proprietary database of information on over 139,000 patients. The data collected includes tumor characteristics such as stage, histology and grade, radiation treatment parameters, other treatments delivered and complications. This data can be used by the radiation oncologists and others to conduct research, measure quality outcomes and improve patient care. We have also been able to capitalize on the sale of our data to other related disciplines. These research and outcome studies often are presented at international conferences and published in trade journals. Through 2012, our radiation oncologists have published approximately 720 articles in peer reviewed journals and related periodicals.

        Payer Contracting.    In an effort to enhance and improve our relationships with managed care and commercial payers, we have added management resources with experience in payer contracting. As a result, we have been able to improve contract terms and increase payment rates in many cases. In addition, we have developed an episode of care or bundled payment agreement with Humana and are working to develop similar arrangements with other payors. We believe these innovative payment approaches will improve alignment and increase our business opportunities with these payers.

        Educational Initiatives.    In 1989, we founded The Radiation Therapy School for Radiation Therapy Technology, which is accredited by the Joint Review Committee on Education in Radiologic Technology. The school trains individuals to become radiation therapists. Upon graduation, students become eligible to take the national registry examination administered by the American Registry of Radiologic Technologists. Radiation therapists are responsible for administering treatments prescribed by radiation oncologists and monitoring patients while under treatment. Since opening in 1989, the school has produced 145 graduates, 71 of whom are currently employed by us.

        Recognizing a growing need for individuals trained in treatment planning, we founded a Training Program for Medical Dosimetry in 2005. As of December 31, 2012, a total of 25 trainees/prospective students have completed or are in the process of completing the program in dosimetry.

        In addition, we have an affiliated physics program with the University of Pennsylvania to provide internship training sites for their Masters and PhD programs in Medical Physics.

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

Treatment Centers

        As of December 31, 2012, we owned, operated and managed 121 freestanding and five hospital-based treatment centers in our 28 domestic local markets and our international markets of which:

  •
  38 were internally developed;

  •
  83 were acquired (including two which were transitioned from hospital- based to freestanding); and

  •
  five are hospital-based/other group.

        Internally Developed.    As of December 31, 2012, we operated 38 internally developed treatment centers located in Alabama, Arizona, California, Florida, Maryland, Massachusetts, Nevada, New Jersey, New York and Rhode Island. In 2009, we developed new treatment centers in Hammonton, New Jersey; Indio, California; Fort Myers, Florida; Southbridge, Massachusetts; Gilbert, Arizona; Providence, Rhode Island and Yucca Valley, California and in the first half of 2010, we opened de novo treatment centers in Pembroke Pines, Florida and Los Angeles, California. In August 2011 we completed a replacement de novo radiation treatment facility in Alabama. In August 2012 we completed a de novo radiation treatment facility in Argentina. Our team is experienced in the design and construction of radiation treatment centers, having developed 4 treatment centers in the past three years. Our newly-developed treatment centers typically achieve positive cash flow within six to fifteen months after opening. The following table sets forth the locations and other information regarding each of our internally developed radiation treatment centers in our local markets as of December 31, 2012:

Treatment Center	Year
Lee County—Florida
Broadway	1983
Cape Coral	1984
Lakes Park	1987
Bonita Springs	2002
Lehigh Acres	2003
Lee Cancer Center	2009
Charlotte/Desoto Counties—Florida
Port Charlotte	1986
Sarasota/Manatee Counties—Florida
Englewood	1992
Sarasota	1996
Venice	1998
Bradenton	2002
Lakewood Ranch	2008
Collier County—Florida
South Naples	1993
North Naples	1999
East Naples	2008
Northwest—Florida
Destin	2004
Crestview	2004
Miami-Dade County—Florida
Aventura	2007
Palm Beach County—Florida
West Palm Beach	2002
Northeast—Florida
Jacksonville	2008
Las Vegas, Nevada
Henderson*	2000
Fort Apache*	2008
Westchester/Bronx—New York
Bronx/Lebanon*	2009
South New Jersey
Hammonton	2009

Treatment Center	Year
Rhode Island
Woonsocket(1)	2004
South County(2)	2005
Providence(3)	2007
Providence(4)	2009
Central Arizona
Scottsdale	2007
Palm Springs, California
Palm Desert*	2005
Rancho Mirage*	2008
Yucca Valley*	2009
Indio*	2009
Central Massachusetts
Southbridge(5)*	2009
Los Angeles, California
El Segundo*	2010
Broward County—Florida
Pembroke Pines	2010
Southeastern Alabama
Andalusia	2011
International—Argentina
Argentina (1 location)	2012

*
These radiation therapy treatment centers are operated through an administrative services agreement.

(1)
We have a 62.0% ownership interest in this treatment center.

(2)
We have a 65.0% ownership interest in this treatment center.

(3)
We have a 51.0% ownership interest in this treatment center.

(4)
We have a 45.0% ownership interest in this treatment center.

(5)
We have a 72.5% ownership interest in this treatment center.

        Acquired Treatment Centers.    As of December 31, 2012, we operated 83 acquired treatment centers (including two which were transitioned from a hospital-based to freestanding) located in Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina and West Virginia, including 30 acquired treatment centers in South America, Central America, Mexico and the Caribbean. Over the past three years, we have acquired 37 treatment centers of which two were acquired in 2010, 33 in 2011, two were acquired and two were transitioned from hospital-based to acquired freestanding in 2012. We plan to continue to enter new markets through the acquisition of established treatment centers from time to time. As part of our ongoing acquisition strategy, we continually evaluate potential acquisition opportunities.

        The following table sets forth the locations and other information regarding each of the acquired radiation treatment centers in our local markets and international markets as of December 31, 2012:

Treatment Center	Year
Broward County—Florida
Plantation	1993
Deerfield Beach	1994
Coral Springs	1994
Tamarac	1999
Broward General Hospital**	2012
North Broward Hospital**	2012
Collier County—Florida
South Naples	2008
Northwest Florida
Fort Walton Beach	2001
Florida Keys
Key West	2003
Las Vegas, Nevada
Las Vegas (2 locations)*	2005
Westchester/Bronx—New York
Riverhill*	1998
Delmarva Peninsula
Berlin, Maryland	1998
Salisbury, Maryland	2007
Western North Carolina
Clyde*	2002
Brevard*	2002
Franklin*	2002
Marion*	2002
Rutherford*	2002
Park Ridge*	2003
Asheville*	2012
Central Kentucky
Danville	2003
Louisville(1)	2003
Frankfort	2003
Southeastern Alabama
Dothan	2003
South New Jersey
Woodbury	2004
Voorhees	2004
Willingboro	2004
Central Maryland
Martinsburg, West Virginia(2)*	2005
Greenbelt, Maryland	2005
Belcamp, Maryland	2005
Bel Air, Maryland	2006
Fairlea, West Virginia	2008
Princeton, West Virginia	2010
Central Arizona
Casa Grande	2007

Treatment Center	Year
Sun City (2 locations)	2008
Phoenix	2008
Central Massachusetts
Holyoke*	2005
Los Angeles, California
Santa Monica*	2006
Southeastern Michigan
Pontiac*	2006
Madison Heights*	2006
Clarkson*	2006
Macomb*	2006
Farmington Hills*	2006
Northern California
Redding (2 locations)(3)*	2007
Mt. Shasta(3)*	2008
Eastern North Carolina
Greenville*	2007
Goldsboro*	2011
Sampson*	2011
South Carolina
Myrtle Beach	2010
Argentina (23 locations)	2011
Costa Rica (2 locations)	2011
Dominican Republic (2 locations)	2011
El Salvador	2011
Guatemala	2011
Mexico	2011
Sarasota/Manatee Counties—Florida
Lakewood Ranch	2012

*
These radiation therapy treatment centers are operated through an administrative services agreement.

**
These radiation therapy treatment centers were transitioned from hospital-based to freestanding.

(1)
We have a 90.0% ownership interest in this treatment center.

(2)
We have a 60.0% ownership interest in this treatment center.

(3)
We have a 57.3% ownership interest in this treatment center.

        Hospital-Based and Other Group Treatment Centers.    As of December 31, 2012, we operated four hospital-based treatment centers and one center with an outside group. We provide services at all of our hospital-based treatment centers pursuant to written agreements with the hospitals. We also manage certain of these treatment centers pursuant to an agreement with the hospital. A professional corporation owned by certain of our equityholders provides the radiation oncologists for the treatment centers in Mohawk Valley—New York. In connection with certain of our hospital-based treatment center services, we provide technical and administrative services. Professional services in North Carolina are provided by physicians employed by a professional corporation owned by certain of our officers, directors and equityholders. Professional services consist of services provided by radiation oncologists to patients. Technical services consist of the non-professional services provided by us in connection with radiation treatments administered to patients. Administrative services consist of services provided by us to the hospital-based center. The contracts under which the hospital based treatment centers are provided service are generally three to seven years with terms for renewal. The following table sets forth the locations and other information regarding each of our hospital- based and other radiation treatment centers in our local markets as of December 31, 2012:

Treatment Center	Year	Professional	Technical	Administrative
Westchester/Bronx—New York
Northern Westchester(1)	2005		✓	✓
Mohawk Valley—New York
Utica(1)	1998	✓	✓	✓
Rome(1)	1999	✓	✓	✓
Eastern North Carolina
Kinston(2)	2007	✓
Kentucky
London, Kentucky	2011	✓	✓	✓

(1)
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

Treatment Center Structure

        Arizona, Florida, Kentucky, Maryland, New Jersey and Rhode Island Treatment Centers.    In Arizona, Florida, Kentucky, Maryland, New Jersey and Rhode Island we employ or contract with radiation oncologists and other healthcare professionals. Substantially all of our Florida, Kentucky, Maryland, New Jersey, and Rhode Island radiation oncologists have employment agreements or other contractual arrangements with us. While we exercise legal control over radiation oncologists we employ, we do not exercise control over, or otherwise influence, their medical judgment or professional decisions. Such radiation oncologists typically receive a base salary, fringe benefits and may be eligible for an incentive performance bonus. In addition to compensation, we provide our radiation oncologists with uniform benefit plans, such as disability, retirement, life and group health insurance and medical malpractice insurance. The radiation oncologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice and, with respect to inpatient or hospital services, to become a member of the medical staff at the contracting hospital with privileges in radiation oncology. We are responsible for billing patients, hospitals and third-party payers for services rendered by our radiation oncologists. Most of our employment agreements prohibit the physician from competing with us within a defined geographic area and prohibit solicitation of our radiation oncologists, other employees or patients for a period of one to two years after termination of employment.

        California, Massachusetts, Michigan, Nevada, New York and North Carolina Treatment Centers.    Many states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina prohibit us from employing radiation oncologists. As a result, we operate our treatment centers in such states pursuant to administrative services agreements between professional corporations and our wholly-owned subsidiaries. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, our treatment centers are operated as physician office practices. We typically provide technical services to these treatment centers in addition to our administrative services. For the years ended December 31, 2010, 2011 and 2012 approximately 22.1%, 18.0% and 19.4% of our net patient service revenue, respectively, was generated by professional corporations with which we have administrative services agreements. The professional corporations with which we have administrative services agreements in California, Massachusetts, Michigan, Nevada, New York and North Carolina are owned by certain of our directors, physicians and equityholders, who are licensed to practice medicine in the respective state.

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

Networking

        Our radiation oncologists are primarily referred to patients by: primary care physicians, medical oncologists, surgical oncologists, urologists, pulmonologists, neurosurgeons and other physicians within the medical community. Our radiation oncologists are expected to actively develop their referral base by establishing strong clinical relationships with referring physicians. Our radiation oncologists develop these relationships by describing the variety and advanced nature of the therapies offered at our treatment centers, by providing seminars on advanced treatment procedures and by involving the referring physicians in those advanced treatment procedures. Patient referrals to our radiation oncologists also are influenced by managed care organizations with which we actively pursue contractual agreements.

        In 2010, we implemented a physician liaison program to capture new referrals from physicians currently not referring patients to RTS or splitting referrals. Our physician liaisons act as intermediaries between our radiation oncologists and potential referring physicians. Liaisons utilize the marketing materials we have developed, which highlight the variety and advanced nature of the therapies at our treatment centers. Our physician liaison program has grown from three physician liaisons in 2010 to 19 as of December 31, 2012.

Employees

        As of December 31, 2012, we employed approximately 3,170 employees, including approximately 725 employees in our international markets. As of December 31, 2012, we were affiliated with 121 radiation oncologists in the domestic U.S. that were employed or under contract with us or our affiliated professional corporations. We do not employ any radiation oncologists in California, Massachusetts, Michigan, Nevada, New York or North Carolina due to the laws and regulations in effect in these states. None of our employees in our U.S. domestic markets are a party to a collective bargaining agreement and we consider our relationships with our employees to be good. Approximately

380 employees in our international markets are covered by a collective bargaining agreement with the Health Care Providers Union corresponding to the agreement N° 108/75. The agreement does not have a fixed term, although payment increase is negotiated every year by the labor union. There currently is a nationwide shortage of radiation oncologists and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate and manage our treatment centers. In addition to our radiation oncologists, we currently employ in the domestic U.S., 106 urologists, 34 surgeons and surgical oncologists, 24 medical oncologists and five gynecological and other oncologists, three pathologists, a pulmonologist and three primary care physicians whose practices complement our business in eight markets in Florida as well as our Arizona, California, Nevada, New York, North Carolina, Maryland, Michigan and South Carolina local markets.

Seasonality

        Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods. 31 of our 126 radiation treatment centers are located in Florida.

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

Competition

        The radiation therapy market is highly fragmented and our business is highly competitive. Competition may result from other radiation oncology practices, solo practitioners, companies in other healthcare industry segments, large physician group practices or radiation oncology physician practice management companies, hospitals and other operators of other radiation treatment centers, some of which may have greater financial and other resources than us. We believe our radiation treatment centers are distinguishable from those of many of our competitors because we offer patients a full spectrum of advanced radiation therapy options that are not otherwise available in certain geographies or offered by other providers, and which are administered by highly trained personnel and leading radiation oncologists.

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

        We estimate that approximately 48%, 48% and 45% of our net patient service revenue for 2010, 2011 and 2012, respectively, consisted of reimbursements from Medicaid and Medicare government programs. In order to be certified to participate in the Medicare and Medicaid programs, each provider must meet applicable conditions of participation and regulations of the DHHS relating to, among other things, operating policies and procedures, maintenance of equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. Our radiation treatment centers are certified to participate in the Medicare and Medicaid programs.

Federal Law

        Unless otherwise specified, the federal healthcare laws described in this section apply in any case in which we are providing an item or service that is reimbursable under Medicare or Medicaid. The principal federal laws that affect our business include those that prohibit the filing of false or improper claims with the Medicare or Medicaid programs, those that prohibit unlawful inducements for the referral or generation of business reimbursable under Medicare or Medicaid and those that prohibit the provision of certain services by an entity that has a financial relationship with the referring physician.

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

        HIPAA Criminal Penalties.    HIPAA imposes criminal penalties for fraud against any healthcare benefit program and for obtaining money or property from a healthcare benefit program through false pretenses. HIPAA also provides for broad prosecutorial subpoena authority and authorizes certain property forfeiture upon conviction of a federal healthcare offense. Significantly, the HIPAA provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the OIG to exclude participants from federal healthcare programs. If the government were to seek any substantial penalties against us pursuant to these provisions, such an action could have a material adverse effect on us.

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

        Our compensation and other financial arrangements, including leases, with physicians implicate the Anti-kickback Statute. The federal government has published regulations that provide "safe-harbors" that protect certain arrangements under the Anti-kickback Statute so long as certain requirements are met. We believe that our employment and leasing arrangements comply with applicable safe harbors. Failure to meet the requirements of a safe harbor, however, does not necessarily mean a transaction violates the Anti-kickback Statute. There are several aspects of our relationships with physicians to which the Anti-kickback Statute may be relevant. We claim reimbursement from Medicare or Medicaid for services that are ordered, in some cases, by our radiation oncologists who hold shares of our common stock. Although neither the existing nor potential investments in us by physicians qualify for protection under the safe harbor regulations, we do not believe that these activities fall within the type of activities the Anti-kickback Statute was intended to prohibit. We also claim reimbursement from Medicare and Medicaid for services referred from other healthcare providers with whom we have financial arrangements, including compensation for employment and professional services. While we believe that these arrangements generally fall within applicable safe harbors or otherwise do not violate the law, there can be no assurance that the government will agree, in which event we could be harmed.

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

        Federal Self-Referral Law (The Stark Law).    We are also subject to federal and state statutes banning payments and assigning penalties for referrals by physicians to healthcare providers with whom the physicians (or close family members) have a financial relationship. The Stark Law prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by Medicare if the physician (or close family members) has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. The designated health services covered by the law include radiology services, infusion therapy, radiation therapy and supplies, clinical laboratory, diagnostic imaging, outpatient prescription drugs and hospital services, among others. In addition to the conduct directly prohibited by the law, the statute also prohibits "circumvention schemes", that are designed to obtain referrals indirectly that cannot be made directly. The regulatory framework of the Stark Law is to first prohibit all referrals from physicians to entities for Medicare DHS and then to except certain types of arrangements from that broad general prohibition.

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

        Some physicians who are not radiation oncologists are employed by companies owned by us or by professional corporations owned by certain of our directors, executive officers and equityholders with which we have administrative services agreements. To the extent these professional corporations employ such physicians, and they are deemed to have made referrals for radiation therapy, their referrals will be permissible under the Stark Law if they meet the employment exception, which requires, among other things, that the compensation be consistent with the fair market value of the services provided and that it not take into account (directly or indirectly) the volume or value of any referrals by the referring physician. Another Stark exception applicable to our financial relationships with physicians who are not radiation oncologists is the in-office ancillary services exception and accompanying group practice definition which permits profit distributions to physicians within a qualifying group practice structure. The Stark Law imposes detailed requirements in order to qualify for the in-office ancillary services exception, all of which are highly technical and many of which have to date not been subject to any judicial review or other agency interpretation. In the event that the Stark Law were to be amended to modify or otherwise limit the in-office ancillary services exception, this could have a material adverse impact on our business.

        In addition, the Health Care Reform Act requires referring physicians under Stark to inform patients that they may obtain certain imaging services (e.g., magnetic resonance imaging ("MRI"), CT and PET) or other designated health services as specified by the Secretary of the DHHS from a provider other than that physician, his or her group practice, or another physician in his or her group practice. To date, DHHS has not included radiation oncology as a service subject to this requirement.

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

        State Self-Referral Laws.    A number of states in which we operate, such as Florida, have enacted self-referral laws that are similar in purpose to the Stark Law. However, each state law is unique. The state laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been widely interpreted by courts or regulatory agencies. State statutes and regulations affecting the referral of patients to healthcare providers range from statutes and regulations that are substantially the same as the federal laws and safe harbor regulations to a simple requirement that physicians or other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is being recommended to the patients. Some states only prohibit referrals where the physician's financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. For example, in Maryland (where we operate 6 facilities), state law prohibits physicians other than radiologists or radiation oncologists from being part of a group practice or otherwise benefitting from MRI, CT or radiation oncology services.

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

        Business corporations are generally not permitted under certain state laws to exercise control over the medical judgments or decisions of physicians, or engage in certain practices such as fee-splitting with physicians. Particularly in states where we are not permitted to own a medical practice, we perform only non-medical and administrative and support services, do not represent to the public or clients that we offer professional medical services and do not exercise influence or control over the practice of medicine.

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

        Certificate of Need.    Many states have enacted certificate of need laws, including, but not limited to, Kentucky, Massachusetts, Michigan, North Carolina, Rhode Island, South Carolina and West Virginia, which require prior approval for a number of actions, including for the purchase, construction, acquisition, renovation or expansion of healthcare facilities and treatment centers, to make certain capital expenditures or to make changes in services or bed capacity. In deciding whether to approve certain requests, these states consider the need for additional or expanded healthcare facilities or services. The certificate of need program is intended to prevent unnecessary duplication of services and can be a competitive process whereby only one proposal among competing applicants who wish to provide a particular health service is chosen or a proposal by one applicant is challenged by another provider who may prevail in getting the state to deny the addition of the service.

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

Cost Containment

        We derived approximately 48%, 48% and 45% of our net patient service revenue for the years ended December 31, 2010, 2011 and 2012, respectively, from payments made by government sponsored healthcare programs, principally Medicare. These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that place limitations on reimbursement amounts, or changes in reimbursement coding, or practices could materially and adversely affect our financial condition and results of operations.

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

Reevaluations and Examination of Billing

        Payers periodically reevaluate the services they cover. In some cases, government payers such as Medicare and Medicaid also may seek to recoup payments previously made for services determined not to be covered. Any such action by payers would have an adverse effect on our revenue and earnings.

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

  Healthcare Reform

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

        In addition, the Joint Select Committee on Deficit Reduction ("JSC") was created under the Budget Control Act of 2011 and signed into law on August 2, 2011. Under the law, unless the JSC could achieve $1.2 trillion in savings, an across-the-board sequestration would occur on January 2, 2013, and each subsequent year through 2021, to achieve $1.2 trillion in savings. On November 21, 2011, the JSC released a statement indicating the committee would be unable to reach agreement, thereby clearing the way for the sequestration process. Unless Congress acts to reverse the cuts, Medicare providers would be cut under the sequestration process by 2 percent each year relative to baseline spending through 2021, which could have an adverse impact on our business. On January 2, 2013, the President signed the American Taxpayer Relief Act, which extended the sequestration order required under the Budget Control Act until March 1, 2013. On March 1, 2013, President Obama issued the required sequestration order and, pursuant to 2 U.S.C. 906, the 2 percent Medicare sequester is scheduled to take effect for payments starting on April 1, 2013.

Legal Proceedings

        We are involved in certain legal actions and claims that arise in the ordinary course of our business and are generally covered by insurance. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

        Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 48%, 48% and 45% of our net patient service revenue for the years ended December 31, 2010, 2011 and 2012, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid payment. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. The Centers for Medicare & Medicaid Services ("CMS") can change these schedules and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

        In the final Medicare 2013 Physician Fee Schedule, CMS reduced payments for radiation oncology by 7 percent. This reduction relates to (1) the fourth year of the four-year transition to the utilization of new Physician Practice Information Survey (PPIS) data, (2) a change in equipment interest rate assumptions, (3) budget neutrality effects of a proposal to create a new discharge care management code, (4) input changes for certain radiation therapy procedures, and (5) certain other revised radiation oncology codes. The largest of these changes (accounting for 4 percent of the gross reduction) reflects the transition of the final 25 percent of PPIS data used in the Practice Expense Relative Value Unit (PERVU) methodology. The change in the CMS interest rate policy (accounting for 3 percent of the gross reduction) reduces interest rate assumptions in the CMS database from 11 percent to a sliding scale of 5.5 percent to 8 percent. CMS also is finalizing its proposal to create a HCPCS G-code to describe transition care management from a hospital or other institutional stay to a primary physician in the community (accounting for 1 percent of the gross reduction). While this policy benefits primary care, non-primary care physicians are impacted due to the budget-neutrality of the PFS. The rule also makes adjustments (accounting for 1 percent of the gross reduction) due to the use of new time of care assumptions for intensity-modulated radiation therapy (IMRT) and stereotactic body radiation therapy (SBRT). Although the reductions in time of care assumptions alone would have resulted in a gross 7 percent reduction to radiation oncology as we identified in the proposed rule, CMS in its final rule included updated cost data submitted by the radiation oncology community for code inputs which reversed the vast majority of the reduction resulting from the new time of care assumptions. Total gross reductions in the final rule are offset by a 2 percent increase due to certain other revised radiation oncology codes, which results in a total net reduction to radiation oncology of 7 percent.

        Medicare reimbursement rates for all procedures under Medicare also are determined by a formula which takes into account a conversion factor ("CF") which is updated on an annual basis based on the sustainable growth rate ("SGR"). The CF was scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of 2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012, and yet again through the end of 2013 under the American Taxpayer Relief Act. If future reductions are not suspended, and if a permanent "doc fix" is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at approximately 25%) will take effect on January 1, 2014.

        In addition, the Joint Select Committee on Deficit Reduction ("JSC") was created under the Budget Control Act of 2011 and signed into law on August 2, 2011. Under the law, unless the JSC could achieve $1.2 trillion in savings, an across-the-board sequestration would occur on January 2, 2013, and each subsequent year through 2021, to achieve $1.2 trillion in savings. On November 21, 2011, the JSC released a statement indicating the committee would be unable to reach agreement, thereby clearing the way for the sequestration process. Unless Congress acts to reverse the cuts, Medicare providers would be cut under the sequestration process by 2 percent each year relative to baseline spending through 2021. On January 2, 2013, the President signed the American Taxpayer Relief Act, which extended the sequestration order required under the Budget Control Act until March 1, 2013. On March 1, 2013, President Obama issued the required sequestration order and, pursuant to 2 U.S.C. 906, the 2 percent Medicare sequester is scheduled to take effect for payments starting on April 1, 2013.

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

        On June 28, 2012, the United States Supreme Court upheld the constitutionality of the Health Care Reform Act's "individual mandate" that will require individuals as of 2014 to either purchase health insurance or pay a penalty. The Supreme Court also held, however, that the federal government cannot force states to expand their Medicaid programs by threatening to cut their existing Medicaid funds. As a result of this decision, states are left with a choice about whether to expand their Medicaid programs to cover low-income, non-disabled adults without children. In addition, certain members of Congress continue to introduce legislation that would repeal or significantly amend the Health Care Reform Act. Because of the continued uncertainty about the implementation of the Health Care Reform Act, we cannot predict the impact of the law or any future reforms on our business.

If payments by managed care organizations and other commercial payers decrease, our revenue and profitability could be adversely affected.

        We estimate that approximately 51%, 51% and 54% of our net patient service revenue for the years ended December 31, 2010, 2011 and 2012, respectively, was derived from commercial payers such as managed care organizations and private health insurance programs as well as individuals. As of December 31, 2012, we have over 1,300 contracts with commercial payers. These commercial payers generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payer rates are generally higher than government program reimbursement rates, approximately fifteen percent of our commercial payer rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward certain additional managed care payers or Medicare or Medicaid reimbursements, then our revenue and profitability may decline and our operating margins will be reduced. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts as well as enter into new managed care contracts on terms favorable to us. Any inability to maintain suitable financial arrangements with commercial payers could have a material adverse impact on our business.

        Increasingly, commercial payers are turning to third-party benefits managers to pre-certify radiation oncology services or develop payment-based treatment protocols. The failure to obtain such pre-certifications and adhere to such protocols can result in the payers' denial of payment in whole or in part. While we are working with such benefits managers to assure compliance with their policies or to obtain modification of what we believe to be inappropriate policies, there can be an assurance that they will not have a material adverse effect on our business.

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

        We are dependent upon the services of our senior management, especially Daniel E. Dosoretz, M.D., our Chief Executive Officer, President and a director on the Company's board of directors, Daniel H. Galmarini, our Chief Technology Officer and Alejandro Dosoretz, President and Chief Executive Officer of Medical Developers Cooperatief U.A. B.V. We have entered into executive employment and non-competition agreements with certain members of our senior management, including Dr. Dosoretz. Because many members of our senior management team have been with us for over 10 years and have contributed greatly to our growth, their services would be very difficult, time consuming and costly to replace. We carry key-man life insurance on Dr. Daniel Dosoretz. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave our employ, to compete with us or to reduce their involvement, could have a material adverse effect on our business.

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

        We have $762.4 million of total debt outstanding. Subject to the limits contained in the indenture governing our notes and our senior secured credit facilities, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

        Radiation therapy is a highly competitive business in each market in which we operate. Our treatment centers face competition from hospitals, other medical practitioners and other operators of radiation treatment centers. There is a growing trend by hospitals to employ medical oncologists and other ICC physicians which generally results in such physicians referring their patients to the hospitals' radiation facilities, rather than other free-standing facilities. There is also a growing trend of physicians in specialties other than radiation oncology, such as urology, entering the radiation treatment business. If these trends continue it could harm our referrals and our business. Certain of our competitors have longer operating histories and greater financial and other resources than us. In addition, in states that do not require a certificate of need for the purchase, construction or expansion of healthcare facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our centers, we may experience an overall decline in patient volume. In the event that we are not able to compete successfully, our business may be adversely affected and competition may make it more difficult for us to affiliate with or employ additional radiation oncologists on terms that are favorable to us.

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

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established the Recovery Audit Contractor ("RAC") three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandated its nationwide expansion by 2010. CMS awarded contracts to four RACs that have implemented the permanent RAC program on a nationwide basis. In addition, the Health Care Reform Act mandated the expansion of the RAC program to Medicaid. State Medicaid agencies have also increased their review activities. Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.

We may be subject to actions for false claims, which could harm our business, if we do not comply with government coding and billing rules.

        If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 48%, 48% and 45% of our net patient service revenue for the years ended December 31 2010, 2011 and 2012, respectively, consisted of payments from Medicare and Medicaid programs. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have not been errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

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

        State self-referral laws and regulations vary significantly based on the state and, in many cases, have not been interpreted by courts or regulatory agencies. These state laws and regulations can encompass not only services reimbursed by Medicaid or government payers but also private payers. Violation of these federal and state laws and regulations may result in prohibition of payment for services rendered, loss of licenses, $15,000 civil monetary penalties for specified infractions, $100,000 for a circumvention scheme, criminal penalties, exclusion from Medicare and Medicaid programs, and potential false claims liability, including via "qui tam" action, of not less than $5,500 and not more than $11,000 per claim, plus three times the amount of damages that the government sustains because of an improperly submitted claim. The repayment provisions in the Stark Law are not dependent on the parties having an improper intent; rather, the Stark Law is a strict liability statute and any violation is subject to repayment of all "tainted" referrals.

        Our compensation and other financial arrangements with physicians are governed by the federal Stark Law. We rely on certain exceptions to the Stark Law, including those covering employees and in-office ancillary services, and the exclusion of certain requests by radiation oncologists for radiation therapy services from the definition of "referral". Under our ICC model, we have relationships with non-radiation oncology physicians such as medical oncologists, surgeons and urologists that are members of a group practice with our radiation oncologists and we rely on the Stark group practice definition and rules with respect to such relationships.

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

        Certain states have proposed statutory or regulatory enactments that would prohibit the use of the Stark Law "in office ancillary exception" ("IOAE") for ICC physicians to obtain any financial benefit from radiation oncology and other DHS services even if they are part of a group practice. To date, only the state of Maryland has enacted such prohibition. Similarly, ASTRO is proposing federal legislation that would eliminate radiation oncology from the IOAE exception to the Stark Law. If any of these state or ASTRO initiatives are promulgated, this could have a material adverse impact on our ICC model and our business.

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

        There are numerous federal and state laws and regulations addressing patient information privacy and security concerns, including state laws related to identity theft. In particular, the federal regulations issued under the Health Insurance Portability and Accountability Act of 1996, as modified by Title XIII, subtitle D of the Health Information Technology for Economic and Clinical Health Act (collectively, "HIPAA") contain provisions that:

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

        Certain states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in California, Massachusetts, Michigan, Nevada, New York and North Carolina, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2010, 2011 and 2012, $118.4 million, $114.7 million and $132.8 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $417.5 million, $524.0 million and $553.4 million, respectively, from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on any basis, including on the basis of state laws prohibiting the corporate practice of medicine nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

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

Changes in Prostate Cancer Treatments.

        We believe that the U.S. Preventative Task Force recommendation against PSA screening, as well as NCI suggested changes in treatment patterns away from definitive treatment and towards "watchful waiting" or "active surveillance" have led to a decline in the volume of prostate cancer patients treated by radiation therapy facilities nationally as well as the volume of prostate cancer patients treated by other methods. On a same practice basis, in calendar year 2012, our prostate cancer treatment volumes decreased by 9.2% over calendar year 2011. There is no assurance that we may not suffer further declines which could have a materially adverse effect on our business.

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

        Over the past three years ended December 31, 2012, we have acquired 37 treatment centers and developed 4 treatment centers. When we acquire or develop additional treatment centers, we may:

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

        We have significant operations in foreign countries. Currently, we operate through 23 legal entities in Argentina, the Dominican Republic, Costa Rica, Guatemala, Mexico and El Salvador, in addition to our operations in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

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

        Further, our international operations require us to comply with a number of United States and international regulations. For example, we must comply with U.S. economic sanctions and export control laws in connection with exports of products and services, and we must comply with the Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to ensure that our employees and agents comply with the FCPA, economic sanctions and export controls, and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions, and our results of operations and financial condition could be materially and adversely affected.

        In addition, local governments may take actions that are adverse to our interests and our business. For example, in 2012 Argentina's government nationalized the country's largest oil and gas company via taking a 51% stake. While no such proposal has been made or threatened with respect to any businesses in the Argentine healthcare sector, we have significant operations in Argentina and any such development could have a material adverse effect on our international operations or upon our financial condition and results of operations.

        Our international subsidiaries accounted for $60.5 million and $81.2 million or 9.4% and 11.7%, of our revenues for the years ended December 31, 2011 and 2012, respectively.

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

Exchange controls implemented by the Argentine Government on the acquisition of U.S. dollars and other foreign currencies could have a material impact in our operations, business, financial condition and results of operations.

        The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars.

Those approvals are administered by the Argentine Central Bank through the MULC, which is the only market where exchange transactions may be lawfully made. Further, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina. There can be no assurance that the Central Bank of Argentina or other government agencies will not increase such controls or restrictions or make modifications to these regulations or establish more severe restrictions on currency exchange, making payments to foreign creditors or providers, dividend payments to foreign shareholders or require its prior authorization for such purposes. As a result of these exchange controls and restrictions could materially affect the business, financial condition and results of operations of our Argentine subsidiaries and could significantly impact our ability to comply with our foreign currency obligations, each of which could have a material adverse effect on the Company.

Our financial results may suffer if we have to write-off goodwill or other intangible assets.

        A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for approximately 56% and 60% of the total assets on our balance sheet as of December 31, 2012 and 2011, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations. For the year ended December 31, 2010, we wrote-off approximately $91.2 million in goodwill as a result of our annual impairment test and an additional $2.5 million as a result of closing certain radiation treatment centers. For the year ended December 31, 2011, we wrote-off approximately $360.6 million in goodwill, trade name, leasehold improvements and other investments as a result of our annual impairment testing of our goodwill and indefinite-lived intangible assets and rebranding initiatives relating to our trade name. For the year ended December 31, 2012, we wrote-off approximately $81.0 million in goodwill and leasehold improvements as a result of our interim impairment testing of our goodwill and indefinite-lived intangible assets.

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

In connection with the financial reporting and close process for the fourth quarter of 2012 we identified a material weakness in our internal control over financial reporting with respect to the valuation of goodwill. Future material weaknesses could lead to errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information.

        In connection with the financial reporting and close process for the fourth quarter of 2012 we identified a material weakness in our internal control over financial reporting with respect to the valuation of goodwill. Further material weaknesses in internal control over financial reporting or ineffectiveness in disclosure controls and procedures could result in errors in our financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information.

A significant number of our treatment centers are concentrated in certain states, particularly Florida, which makes us sensitive to regulatory, economic and other conditions in those states.

        Our Florida treatment centers accounted for approximately 45%, 40% and 39% of our freestanding radiation revenues during the years ended December 31 2010, 2011 and 2012, respectively. Our treatment centers are also concentrated in the states of Michigan and North Carolina, which accounted for approximately 5% and 8%, respectively, of our freestanding radiation revenues for the year ended December 31, 2012. This concentration makes us particularly sensitive to regulatory requirements in those locations, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee-splitting, corporate practice of medicine, anti-trust, licensing and certificates of need, as well as economic and other conditions which could impact us. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our revenue and profitability may decline.

Our treatment centers in Florida and other areas that could be disrupted or damaged by hurricanes.

        Florida is susceptible to hurricanes and we currently have 31 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 45%, 40% and 39% of our freestanding radiation revenues during the years ended December 31 2010, 2011 and 2012, respectively. In 2005, 21 of our treatment centers in South Florida were disrupted by Hurricane Wilma which required us to close all of these centers for one business day. Although none of these treatment centers suffered structural damage as a result of the hurricane, their utility services were disrupted. While Hurricane Wilma did not have any long-term impact on our business, our Florida treatment centers and any of our other treatment centers located in other areas that are in the path of a hurricane could be subject to significant hurricane-related disruptions and/or damage in the future and could have an adverse affect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all of our hurricane-related losses.

We have potential conflicts of interest relating to our related party transactions which could harm our business.

        We have potential conflicts of interest relating to existing agreements we have with certain of our directors, executive officers and equityholders. In 2010, 2011 and 2012, we paid an aggregate of $19.9 million, $21.5 million and $21.6 million, respectively, under certain of our related party agreements, including leases, and we received $85.6 million, $82.7 million and $62.5 million, respectively, pursuant to our administrative services agreements with related parties. Potential conflicts of interest can exist if a related party has to make a decision that has different implications for us and the related party. If a dispute arises in connection with any of these agreements, if not resolved satisfactorily to us, our business could be harmed. These agreements include

  •
  administrative services agreements with professional corporations that are owned by certain of our directors, executive officers and equityholders;

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

        Additionally, we lease 36 of our treatment centers from ownership groups that consist of certain of our directors, executive officers and equityholders. Our lease for the Broadway office in Fort Myers, Florida is on a month-to-month basis and there can be no assurance that it will continue in the future. We may be unable to renegotiate these leases when they come up for renewal on terms acceptable to us, if at all.

        In October 2003, we replaced our existing third-party medical malpractice insurance coverage with coverage we obtained from an insurance entity which is owned by certain of our directors, executive officers and equityholders. We renewed this coverage in 2010, 2011 and 2012, with the approval of the Audit/Compliance Committee of the Company's board of directors. We may be unable to renegotiate this coverage at acceptable rates and comparable coverage may not be available from third-party insurance companies. If we are unsuccessful in renewing our malpractice insurance coverage, we may not be able to continue to operate without being exposed to substantial risks of claims being made against us for damage awards we are unable to pay.

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

        Of our 95 domestic U.S. treatment centers, 78 have received or are in process of receiving ACRO accreditation. In addition to a deep physics infrastructure and internal maintenance department, we have recently begun to utilize Gamma Function as a broad application radiation safety monitoring tool to minimize potential errors in our radiation therapy treatments. While we continue to improve upon safety measures aimed at minimizing errors in radiation therapy treatment in accordance with our internal protocols as well as the mandates of organizations like ACRO, we cannot assure you that any further critical press and government scrutiny will not adversely affect our business and results of operations.

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

        Our radiation treatment centers typically range in size from 5,000 to 12,000 square feet. We currently operate 126 radiation treatment centers in Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina, West Virginia and in international markets in South America, Central America, Mexico and the Caribbean located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala and El Salvador. We own the real estate on which four of our treatment centers are located. We lease land and space at 117 treatment center locations, of which in 36 of these locations, certain of our directors, executive officers and equityholders have an ownership interest. These leases expire at various dates between 2013 and 2044 and 73 of these leases have one or more renewal options of five or 10 years. Also, five of our treatment center locations are in hospital-based and other group facilities. We consider all of our offices and treatment centers to be well-suited to our present requirements. However, as we expand to additional treatment centers, or where additional capacity is necessary in a treatment center, additional space will be obtained where feasible. For further information relating to our properties and treatment centers, see "Business—Treatment Centers."

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

Stockholders

        As of March 1, 2013, there was one owner of record of our common stock, RT Investments.

Dividends

        We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

        Our senior secured credit facilities and the indenture governing the senior subordinated notes generally prohibit the payment of dividends by us on shares of our common stock, with certain limited exceptions.

Equity Compensation Plan Information

        The following table lists the number of securities of RT Investments available for issuance as of December 31, 2012 under the RT Investments equity-based incentive plan, as amended. For a description of the plan, please see note 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	N/A	N/A	Non-voting preferred equity units: 4,172
Voting Class A equity units: 51,854
Non-voting EMEP equity units: 9,257
Non-voting MEP equity units: 84,542
Non-voting Class G equity units: 100
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	—	—	Non-voting preferred equity units: 4,172
Voting Class A equity units: 51,854
Non-voting EMEP equity units: 9,257
Non-voting MEP equity units: 84,542
Non-voting Class G equity units: 100

Unregistered Sales of Equity Securities

        On March 1, 2011, 25 shares of common stock of the Company were issued in connection with our acquisition of MDLLC, which we refer to herein as the "MDLLC Acquisition". In addition, the Company's direct parent, RT Investments issued 13,660 Preferred Units and 258,955 Class A Units as a component of the consideration in the MDLLC Acquisition.

        The Company's direct parent, RT Investments, sold equity securities during this period. The following table sets forth the number of units of common equity of RT Investments issued during 2012 pursuant to the RT Investments equity-based incentive plan, as amended. The units were granted under Rule 701 promulgated under the Securities Act.

        Effective as of June 11, 2012, RT Investments entered into the Amended LLC Agreement. The Amended LLC Agreement established new classes of equity units in RT Investments in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of preferred units and Class A Units of RT Investments ("2012 Plan"). The Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units and 100 Class G Units. As of December 31, 2012, there were 84,542 Class MEP Units, 9,257 Class EMEP Units and 100 Class G Units available for future issuance under the 2012 Plan.

Repurchases of Equity Securities

        The Company's direct parent, RT Investments repurchased the following equity units during 2012:

Dates	Title of Securities	Amount	Repurchase From	Consideration
December 31, 2012	Non-voting preferred equity units	94	Key Employee	$44,595
	Voting Class A equity units	1,854	Key Employee	$8,454

Item 6.    Selected Financial Data

        The following selected historical consolidated financial data as of and for the years ended December 31, 2011 and 2012 (Successor) were derived from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the period from January 1 to February 21, 2008 (Predecessor), the period from February 22 to December 31, 2008 (Successor) and for the years ended December 31, 2009 and 2010 were derived from our audited consolidated financial statements, adjusted for the retrospective presentation impact of changes in accounting guidance related to non-controlling interests, which are not included in this Annual Report on Form 10-K. On February 22, 2008, our wholly owned subsidiary, Radiation Therapy Services, Inc. ("RTS"), consummated an Agreement and Plan of Merger (the "Merger Agreement") with Radiation Therapy Investments, LLC ("RT Investments"), Parent and RTS MergerCo, Inc., a wholly owned subsidiary of Parent, pursuant to which RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the "Merger"). These statements have been prepared using the Predecessor's basis in the assets and liabilities and the historical results of operations for periods prior to the Merger. Periods subsequent to February 22, 2008 have been prepared using our basis in the assets and liabilities acquired in the purchase transaction. Our historical results included below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of our future performance. You should read the following data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, and other financial information included in this Annual Report on Form 10-K.

	Predecessor	Successor
	Period From January 1 to February 21, 2008	Period From February 22 to December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
(in thousands):
Consolidated Statements of Operations Data:
Net patient service revenue	$76,927	$413,305	$517,646	$535,913	$638,690	$686,216
Other revenue	1,179	5,864	6,838	8,050	6,027	7,735

Total revenues	78,106	419,169	524,484	543,963	644,717	693,951
Salaries and benefits	42,209	206,159	259,532	282,302	326,782	372,656
Medical supplies	2,924	32,545	45,361	43,027	51,838	61,589
Facility rent expense	2,269	13,783	22,106	27,885	33,375	39,802
Other operating expenses	3,102	17,027	24,398	27,103	33,992	38,988
General and administrative expenses	20,340	43,393	54,537	65,798	81,688	82,236
Depreciation and amortization	5,347	32,609	46,416	46,346	54,084	64,893
Provision for doubtful accounts	3,789	17,896	12,871	8,831	16,117	16,916
Interest expense, net	4,721	55,100	62,502	58,505	60,656	77,494
Electronic health records incentive income	—	—	—	—	—	(2,256)
Fair value adjustment of earn-out liability and noncontrolling interests-redeemable	—	—	—	—	—	1,219
Gain on sale of interest in a radiation practice	—	(3,113)	—	—	—	—
Loss on sale of assets of a radiation treatment center	—	—	—	1,903	—	—
Termination of professional services agreement	—	7,000	—	—	—	—
Loss on sale of real estate	—	1,036	—	—	—	—
Loss on investments	—	—	—	—	250	—
Gain on fair value adjustment of previously held equity investment	—	—	—	—	(234)	—
Loss on foreign currency translations	—	—	—	—	106	339
Loss on forward currency derivative contracts	—	—	—	—	672	1,165
Early extinguishment of debt	3,688	—	—	10,947	—	4,473
Impairment loss	—	—	3,474	97,916	360,639	81,021

Total expenses	88,389	423,435	531,197	670,563	1,019,965	840,535
Loss before income taxes	(10,283)	(4,266)	(6,713)	(126,600)	(375,248)	(146,584)
Income tax expense (benefit)	570	(1,413)	1,002	(12,810)	(25,365)	4,545

Net loss	(10,853)	(2,853)	(7,715)	(113,790)	(349,883)	(151,129)
Net income attributable to non-controlling interests	(19)	(2,483)	(1,835)	(1,698)	(3,558)	(3,079)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(10,872)	$(5,336)	$(9,550)	$(115,488)	$(353,441)	$(154,208)

Balance Sheet Data (at end of period):
Cash and cash equivalents		$49,168	$32,958	$13,977	$10,177	$15,410
Working capital(1)		93,935	49,970	19,076	19,929	24,262
Total assets		1,405,940	1,379,225	1,236,330	998,592	922,301
Finance obligations		60,605	77,230	8,568	14,266	17,192
Total debt		577,444	549,059	598,831	679,033	762,368
Total equity		629,171	622,007	508,208	177,294	18,467
Other Financial Data:
Ratio of earnings to fixed charges(2)	—	—	—	—	—	—
Deficiency to cover fixed charges(3)	10,341	6,631	9,127	128,292	377,137	148,837

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

Overview

        We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation, Intensity Modulated Radiation Therapy ("IMRT"), as well as newer, more technologically-advanced procedures along with other services. We believe we are the largest company in the United States focused principally on providing radiation therapy and most advanced organization in terms of integrating related oncology physicians. We opened our first radiation treatment center in 1983 and, as of December 31, 2012 we provided radiation therapy services in 126 treatment centers. Most of our treatment centers are strategically clustered into 28 local markets in 15 states, including Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia and 31 treatment centers are operated in Latin America, Central America, Mexico and the Caribbean. Of these 126 treatment centers, 38 treatment centers were internally developed, 81 were acquired, two were transitioned from hospital-based treatment centers to freestanding treatment centers and five involve hospital-based treatment centers and other groups. We have continued to expand our affiliation with physician specialties in closely related areas including gynecological, breast and surgical oncology, medical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an Integrated Cancer ("ICC") model.

        On October 19, 2007, our wholly owned subsidiary, RTS entered into an Agreement and Plan of Merger (the "Merger Agreement") with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the "Merger"). Upon completion of the Merger, each share of RTS's common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments' management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the "Closing"). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar Capital Partners, Inc. and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. At December 31, 2012, Vestar and its affiliates controlled approximately 81% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS's common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (EMEP and MEP non-voting equity units) from an equity pool representing up to 12% of the common equity value of RT Investments, which as of December 31, 2012 was 9.2%. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments.

        We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

  •
  The number of relative value units (RVU) (a measure of value used in the United States Medicare reimbursement formula for physician services) delivered per day in our freestanding centers;

  •
  The percentage change in RVUs per day in our freestanding centers;

  •
  The number of treatments delivered per day in our freestanding centers;

  •
  The average revenue per treatment in our freestanding centers;

  •
  The ratio of funded debt to pro-forma adjusted earnings before interest, taxes, depreciation and amortization (leverage ratio); and

  •
  Facility gross profit

Revenue Drivers

        Our revenue growth is primarily driven by expanding the number of our centers, optimizing the utilization of advanced technologies at our existing centers and benefiting from demographic and population trends in most of our local markets and by providing value added services to other healthcare and provider organizations. New centers are added or acquired based on capacity, demographics, and competitive considerations.

        The average revenue per treatment is sensitive to the mix of services used in treating a patient's tumor. The reimbursement rates set by Medicare and commercial payers tend to be higher for more advanced treatment technologies, reflecting their higher complexity. A key part of our business strategy is to make advanced technologies available once supporting economics exist. For example, we have been utilizing Image Guided Radiation Therapy ("IGRT") and Gamma Function, a proprietary capability to enable measurement of the actual amount of radiation delivered during a treatment and to provide immediate feedback for adaption of future treatments as well as for quality assurance, where appropriate, now that reimbursement codes are in place for these services.

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

	Year Ended December 31,
Payer (Domestic U.S.)	2010	2011	2012
Medicare	44.6%	44.9%	42.6%
Commercial	50.9	50.9	53.6
Medicaid	3.0	2.8	2.7
Self pay	1.5	1.4	1.1

Total net patient service revenue	100.0%	100.0%	100.0%

Medicare and Medicaid

        Medicare is a major funding source for the services we provide and government reimbursement developments can have a material effect on operating performance. These developments include the reimbursement amount for each Current Procedural Terminology ("CPT") service that we provide and the specific CPT services covered by Medicare. The Centers for Medicare and Medicaid Services ("CMS"), the government agency responsible for administering the Medicare program, administers an annual process for considering changes in reimbursement rates and covered services. We have played, and will continue to play, a role in that process both directly and through the radiation oncology professional societies.

        Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.7% of our net patient service revenue for the year ended December 31, 2012.

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

        Medicare reimbursement rates for all procedures under Medicare also are determined by a formula which takes into account a conversion factor ("CF") which is updated on an annual basis based on the sustainable growth rate ("SGR"). The CF was scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of 2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012, and yet again through the end of 2013 under the American Taxpayer Relief Act. If future reductions are not suspended, and if a permanent "doc fix" is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at approximately 25%) will take effect on January 1, 2014.

        In addition, the Joint Select Committee on Deficit Reduction ("JSC") was created under the Budget Control Act of 2011 and signed into law on August 2, 2011. Under the law, unless the JSC could achieve $1.2 trillion in savings, an across-the-board sequestration would occur on January 2, 2013, and each subsequent year through 2021, to achieve $1.2 trillion in savings. On November 21, 2011, the JSC released a statement indicating the committee would be unable to reach agreement, thereby clearing the way for the sequestration process. Unless Congress acts to reverse the cuts, Medicare providers would be cut under the sequestration process by 2 percent each year relative to baseline spending through 2021. On January 2, 2013, the President signed the American Taxpayer Relief Act, which extended the sequestration order required under the Budget Control Act until March 1, 2013. On March 1, 2013, President Obama issued the required sequestration order and, pursuant to 2 U.S.C. 906, the 2 percent Medicare sequester is scheduled to take effect for payments starting on April 1, 2013.

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

  •
  Our ability to develop and conduct business with hospitals and other large healthcare organizations in a manner that adequately and attractively compensates us for our services;

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

Years Ended December 31, 2010, 2011 and 2012

        For the year ended December 31, 2012, our total revenues grew by approximately 7.6%, over the prior year, while our total revenues for the year ended December 31, 2011 grew by approximately 18.5% over the prior year. For the years ended December 31, 2012, 2011 and 2010, we had total revenues of $694.0 million, $644.7 million and $544.0 million, respectively.

        For the years ended December 31, 2012, 2011 and 2010, net patient service revenue comprised 98.9%, 99.1% and 98.5%, respectively, of our total revenues. In states where we employ radiation oncologists, we derive our net patient service revenue through fees earned from the provision of the professional and technical component fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. As of December 31, 2012, we employed the physicians in 88 of our treatment centers and operated pursuant to administrative services agreements in 38 of our treatment centers. In accordance with ASC 810, we consolidate the operating results of certain of the professional corporations for which we provide administrative services into our own operating results. In 2012, 2011 and 2010, 19.4%, 18.0% and 22.1%, respectively, of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

        In our net patient service revenue for the years ended December 31, 2012, 2011, and 2010, revenue from the professional-only component of radiation therapy and revenue from our ICC physician practices, comprised approximately 28.7%, 25.8%, and 26.4%, respectively, of our total revenues.

        For the years ended December 31, 2012, 2011 and 2010, other revenue comprised approximately 1.1%, 0.9% and 1.5%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

        The following table summarizes key operating statistics of our results of operations for the periods presented:

	Year Ended December 31,			Year Ended December 31,
Domestic U.S.	2010*	2011*	% Change	2011*	2012	% Change
Number of treatment days	254	255		255	255
Total RVU's—freestanding centers	10,613,973	11,986,768	12.9%	11,986,768	11,483,600	(4.2)%
RVU's per day—freestanding centers	41,787	47,007	12.5%	47,007	45,034	(4.2)%
Percentage change in RVU's per day—freestanding centers—same practice basis	(0.4)%	10.5%		10.5%	(6.3)%
Total treatments—freestanding centers	457,845	473,400	3.4%	473,400	493,330	4.2%
Treatments per day—freestanding centers	1,803	1,856	3.0%	1,856	1,935	4.2%
Percentage change in revenue per treatment—freestanding centers—same practice basis	(5.6)%	2.8%		2.8%	(3.9)%
Percentage change in treatments per day—freestanding centers—same practice basis	1.4%	1.0%		1.0%	2.0%
Number of regions at period end (global)	8	9		9	9

Number of local markets at period end	28	28		28	28

Treatment centers—freestanding (global)	89	118	32.6%	118	121	2.5%
Treatment centers—hospital / other groups (global)	6	9	50.0%	9	5	(44.4)%

	95	127	33.7%	127	126	(0.8)%

Days sales outstanding at quarter end	41	39		39	34
Percentage change in freestanding revenues—same practice basis	(4.6)%	4.2%		4.2%	(2.1)%
Net patient service revenue—professional services only (in thousands)	$143,487	$166,090		$166,090	$199,097

*
Excludes the impact of the termination of a capitated contract in Las Vegas, Nevada

        The following table summarizes key operating statistics of our results of operations for our international operations for the periods presented:

	Years Ended December 31,			Years Ended December 31,
International	2010*	2011*	% Change	2011*	2012	% Change
Number of new cases
2-D cases	5,646	5,411		5,411	4,857
3-D cases	6,010	6,888		6,888	8,901
IMRT / IGRT cases	1,047	1,478		1,478	1,471

Total	12,703	13,777	8.5%	13,777	15,229	10.5%

*
includes full period operating statistics, including period prior to our acquisition on March 1, 2011

International

        Medical Developers' total service revenues was $20.8 million for the three months ended December 31, 2012 which represents a $0.5 million or 2.5% increase from the $20.3 million for the same period in 2011. Total revenue was positively impacted by $1.0 million of revenue from the acquisition of four radiation treatment facilities in November 2011 the start-up of a new Center in Argentina during the third quarter, growth in treatments and an improvement in treatment mix in Costa Rica, Mexico and Guatemala, mitigated by a reduction in IMRT treatments in Argentina compared to the same period in 2011 and decreased activity in December due to timing of holidays in many countries where we operate. In addition, we experienced growth in the number of new cases initiated during the quarter by 180, 54% of which pertained to the acquired operations in November 2011. The trend toward more clinically-advanced cases continued during the quarter with an increase in the number of higher-revenue 3D treatments vs. 2D treatments as compared to the same period in 2011.

        Facility gross profit decreased $0.7 million, or 6.1% from $10.9 million to $10.2 million for the three months ended December 31, 2012 as compared to the same period in 2011. Facility-level gross profit as a percentage of total revenues decreased from 53.7% to 49.2%. Lower IMRT cases in Argentina, increases in compensation, facility rent, and incremental depreciation expense relating to our continued growth and investment in Latin America, as well as local inflation was offset by decreases in medical supplies and other operating costs, including lower outsourcing of scans as a result of recent equipment purchases.

        MDLLC's net patient service revenue increased $2.6 million, or 14.7%, from $17.7 million to $20.3 million for the three months ended December 31, 2011 as compared to the three months ended September 30, 2011. Total revenue was positively impacted by $1.0 million of revenue from the acquisition of four radiation treatment facilities in November 2011, and the opening of new treatment centers in San Juan, Argentina and San Salvador, El Salvador in February and March 2011, respectively. The continued ramp-up in operations at our Centro de Radiaciones de La Costa and Centro de Radioterapia Siglo XXI subsidiaries in Argentina which opened in May and July 2010, respectively also favorably impacted revenue growth. In addition, we experienced growth in the number of new cases initiated during the quarter by 233 versus the September quarter and 448 versus the prior year's quarter, of which 250 pertained to the acquired operations in November 2011. The trend toward more clinically-advanced treatments continued during the quarter with an increase in the number of higher-revenue 3D and IMRT treatments.

        Facility gross profit increased $0.9 million, or 9.0% from $10.0 million to $10.9 million for the three months ended December 31, 2011 as compared to the three months ended September 30, 2011. Facility-level gross profit as a percentage of net patient service revenue decreased to 53.7% from 56.5%, primarily due to an increase in physician compensation, incremental depreciation expense relating to our continued growth and investment in Latin America, facility rent expense, and expenses from the outsourcing of scans.

        The following table presents summaries of results of operations for the years ended December 31, 2010, 2011 and 2012 (dollars in thousands). This information has been derived from the consolidated statements of income and comprehensive income included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(in thousands):	2010		2011		2012
Revenues:
Net patient service revenue	$535,913	98.5%	$638,690	99.1%	$686,216	98.9%
Other revenue	8,050	1.5	6,027	0.9	7,735	1.1

Total revenues	543,963	100.0	644,717	100.0	693,951	100.0
Salaries and benefits	282,302	51.9	326,782	50.7	372,656	53.7
Medical supplies	43,027	7.9	51,838	8.0	61,589	8.9
Facility rent expenses	27,885	5.1	33,375	5.2	39,802	5.7
Other operating expenses	27,103	5.0	33,992	5.3	38,988	5.6
General and administrative expenses	65,798	12.1	81,688	12.7	82,236	11.9
Depreciation and amortization	46,346	8.5	54,084	8.4	64,893	9.4
Provision for doubtful accounts	8,831	1.6	16,117	2.5	16,916	2.4
Interest expense, net	58,505	10.8	60,656	9.4	77,494	11.2
Electronic health records incentive income	—	—	—	—	(2,256)	(0.3)
Loss on sale of assets of a radiation treatment center	1,903	0.3	—	—	—	—
Early extinguishment of debt	10,947	2.0	—	—	4,473	0.6
Fair value adjustment of earn-out liability and noncontrolling interests-redeemable	—	—	—	—	1,219	0.2
Impairment loss	97,916	18.0	360,639	55.9	81,021	11.7
Loss on investments	—	—	250	—	—	—
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	—
Loss on foreign currency transactions	—	—	106	—	339	—
Loss on foreign currency derivative contracts	—	—	672	0.1	1,165	0.2

Total expenses	670,563	123.2	1,019,965	158.2	840,535	121.2
Loss before income taxes	(126,600)	(23.2)	(375,248)	(58.2)	(146,584)	(21.2)
Income tax expense (benefit)	(12,810)	(2.4)	(25,365)	(3.9)	4,545	0.7

Net loss	(113,790)	(20.8)	(349,883)	(54.3)	(151,129)	(21.9)
Net income attributable to non-controlling interest	(1,698)	(0.3)	(3,558)	(0.6)	(3,079)	(0.4)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(115,488)	(21.1)%	$(353,441)	(54.9)%	$(154,208)	(22.3)%

Comparison of the Years Ended December 31, 2011 and 2012

Revenues

        Total revenues.    Total revenues increased by $49.3 million, or 7.6%, from $644.7 million in 2011 to $694.0 million in 2012. Total revenue was positively impacted by $80.2 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2011 and 2012 through the acquisition of several urology, medical oncology and surgery practices in Arizona, California, Florida, North Carolina, South Carolina, and the acquisition of physician radiation practices in California, Florida, North Carolina and the acquisition of 30 physician practices in Latin America, Central America and the Caribbean, the opening of two de novo centers and an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site and two hospital professional services arrangements transitioned to freestanding as follows:

Date	Sites	Location	Market	Type
March 2011	26	Latin America, Central America, Mexico and the Caribbean	International	Acquisition
June 2011	1	London, Kentucky	Central Kentucky	Hospital-based / other groups
August 2011	1	Andalusia, Alabama	Southeastern Alabama	De Novo
August 2011	1	Redding, California	Northern California	Acquisition
September 2011	2	Broward County—Florida	Broward County—Florida	Hospital-based / other groups
November 2011	4	Latin America	International	Acquisition
December 2011	2	Goldsboro and Sampson, North Carolina	Eastern North Carolina	Acquisition
February 2012	1	Asheville, North Carolina	Western North Carolina	Acquisition
March 2012	2	Broward County—Florida	Broward County—Florida	Transition from Hospital-based to freestanding
March 2012	1	Lakewood Ranch—Florida	Sarasota/Manatee Counties—Florida	Acquisition
August 2012	1	Latin America	International (Argentina)	De Novo

        Revenue from CMS for the 2012 PQRI program decreased approximately $1.3 million and revenues in our existing local markets and practices decreased by approximately $29.6 million, including a $5.2 million reduction relating to non-renewal of the capitated contracts in our Las Vegas, Nevada market. The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2012 physician fee schedule and treatment declines for prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. The decrease was partially offset by increased managed care pricing and organic growth. We continue to see stable patient volumes for the period and our percentage increase in treatments per day at our freestanding centers on a same practice basis (excluding the impact of the termination of a capitated contract in Las Vegas, Nevada) was 2.0%.

Expenses

        Salaries and benefits.    Salaries and benefits increased by $45.9 million, or 14.0%, from $326.8 million in 2011 to $372.7 million in 2012. Salaries and benefits as a percentage of total revenues increased from 50.7% in 2011 to 53.7% in 2012. Additional staffing of personnel and physicians due to our development and expansion in urology, medical oncology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011 contributed $44.3 million to our salaries and benefits. In June 2012, we implemented a new equity-incentive plan, which increased stock compensation by approximately

$1.8 million. For existing practices and centers within our local markets, salaries and benefits decreased $0.2 million due to decreases in our compensation arrangements with certain radiation oncologists offset by increased salaries related to our physician liaison program and the expansion of our senior management team.

        Medical supplies.    Medical supplies increased by $9.8 million, or 18.8%, from $51.8 million in 2011 to $61.6 million in 2012. Medical supplies as a percentage of total revenues increased from 8.0% in 2011 to 8.9% in 2012. Medical supplies consist of chemotherapy-related drugs and other medical supplies, patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments. Approximately $8.0 million of the increase was related to our development and expansion in urology, medical oncology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $1.8 million as we continue to see stable patient volumes and treatment counts in our existing local markets. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

        Facility rent expenses.    Facility rent expenses increased by $6.4 million, or 19.3%, from $33.4 million in 2011 to $39.8 million in 2012. Facility rent expenses as a percentage of total revenues increased from 5.2% in 2011 to 5.7% in 2012. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $5.7 million of the increase was related to our development and expansion in urology, medical oncology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In March 2012 we paid approximately $0.4 million to terminate a lease for our Beverly Hills, California office we closed in March 2011. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.3 million.

        Other operating expenses.    Other operating expenses increased by $5.0 million or 14.7%, from $34.0 million in 2011 to $39.0 million in 2012. Other operating expense as a percentage of total revenues increased from 5.3% in 2011 to 5.6% in 2012. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $4.7 million of the increase was related to our development and expansion in urology, medical oncology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011, and an increase of approximately $0.3 million in our remaining practices and centers in existing local markets.

        General and administrative expenses.    General and administrative expenses increased by $0.5 million or 0.7%, from $81.7 million in 2011 to $82.2 million in 2012. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 12.7% in 2011 to 11.9% in 2012. The increase of $0.5 million in general and administrative expenses was due to an increase of approximately $6.3 million relating to our development and expansion in urology, medical oncology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. In addition there was an increase of approximately $0.8 million related to expenses for consulting services for the CMS 2013 preliminary physician fee schedule, an increase of approximately $0.9 million in litigation settlements with certain physicians, offset by a decrease of approximately $2.4 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, a decrease of approximately $0.3 million associated with improvements in our income tax provision process and a decrease of approximately $4.8 million in our remaining practices and treatments centers in our existing local markets.

        Depreciation and amortization.    Depreciation and amortization increased by $10.8 million, or 20.0%, from $54.1 million in 2011 to $64.9 million in 2012. Depreciation and amortization expense as a percentage of total revenues increased from 8.4% in 2011 to 9.4% in 2012. The increase of $10.8 million in depreciation and amortization was due to an increase of approximately $4.9 million relating to our development and expansion in urology, medical oncology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2011 and 2012, and the expansion into a new region internationally in 2011. An increase in capital expenditures related to our investment in advanced radiation treatment technologies increased our depreciation and amortization by approximately $3.3 million and $2.8 million increase due to the amortization of our trade name offset by a decrease of approximately $0.2 million predominately due to the expiration of certain non-compete agreements.

        Provision for doubtful accounts.    The provision for doubtful accounts increased by $0.8 million, or 5.0%, from $16.1 million in 2011 to $16.9 million in 2012. The provision for doubtful accounts as a percentage of total revenues decreased from 2.5% in 2011 to 2.4% in 2012. In 2012 we reduced our provision for doubtful accounts as we made progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense as a percentage of total revenues in 2012.

        Interest expense, net.    Interest expense, increased by $16.8 million, or 27.8%, from $60.7 million in 2011 to $77.5 million in 2012. The increase is primarily attributable to an increase of approximately $14.7 million of interest as a result the additional senior subordinated notes issued in March 2011 of approximately $50.0 million, the issuance of the senior secured second lien notes issued in May 2012 of approximately $350.0 million and additional capital lease financing and the additional amortization of deferred financing costs and original issue discount costs of approximately $0.9 million related thereto, the write-off of loan costs of approximately $0.5 million and approximately $1.1 million of interest related to international debt, offset by a decrease in our interest rate swap expense of approximately $0.4 million.

        Electronic health records incentive income.    The American Recovery and Reinvestment Act (Recovery Act) of 2009 provides for incentive payments for Medicare eligible professionals who are meaningful users of certified EHR technology. We account for EHR incentive payments utilizing the grant accounting model. Pursuant to the grant accounting model, we recognize EHR incentive payments when it is reasonably assured that we have complied with Medicare's meaningful use requirements and the EHR incentives will be received. For the year ended December 31, 2012 we recognized approximately $2.3 million of EHR revenues.

        Early extinguishment of debt.    We incurred approximately $4.5 million from the early extinguishment of debt as a result of the prepayment of the $265.4 million in senior secured credit facility—Term Loan B and prepayment of $63.0 million in senior secured credit facility—Revolving credit portion, which included the write-offs of $3.7 million in deferred financing costs and $0.8 million in original issue discount costs.

        Fair value adjustment of earn-out liability and noncontrolling interests-redeemable.    On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. We also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. At December 31, 2012, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.4 million. We recorded the $1.1 million to expense in the fair value adjustment caption in the consolidated statements of comprehensive loss.

        On November 4, 2011, we purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. In November 2012, we exercised our purchase option to purchase the remaining interest for approximately $1.4 million and recorded the adjustment of $0.2 million to the purchase option as an expense in the fair value adjustment of the noncontrolling interests-redeemable in the consolidated statements of comprehensive loss.

        Impairment loss.    During the third quarter of 2012, we completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of our review of growth expectations and the release of the final rule issued on the physician fee schedule for 2013 by CMS on November 1, 2012, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers as well as the changes in treatment patterns and volumes in prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. In performing this test, we assessed the implied fair value of our goodwill and intangible assets. As a result, we recorded an impairment loss of approximately $69.9 million during the third quarter of 2012 primarily relating to goodwill impairment in certain of our reporting units, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida of approximately $69.8 million. In addition, during the third quarter of 2012, an impairment loss of approximately $0.1 million was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office relocation in Monroe, Michigan in the Northeast U.S. region.

        During the fourth quarter of 2012, we completed our annual impairment test for goodwill and indefinite-lived intangible assets. In performing this test, we assessed the implied fair value of our goodwill and intangible assets. As a result, we recorded an impairment loss of approximately $11.1 million during the fourth quarter of 2012 primarily relating to goodwill impairment in certain of our reporting units, including Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), and Southwest Florida of approximately $10.8 million. In addition, during the fourth quarter of 2012, an impairment loss of approximately $0.1 million was recognized related to the impairment of certain leasehold improvements in the Delmarva Peninsula local market and approximately $0.2 million related to a consolidated joint venture in the Central Maryland local market.

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

        During the fourth quarter of 2011, we decided to rebrand our current trade name of 21st Century Oncology. As a result of the rebranding initiative and concurrent with our annual impairment test for goodwill and indefinite-lived intangible assets, we incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of our rebranding initiative. The remaining $71.8 million of impairment related to goodwill in certain of our reporting units, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California and Southwest U.S. (Arizona and Nevada). The remaining domestic U.S. trade name of approximately $4.6 million will be amortized over its remaining useful life through December 31, 2012. We incurred approximately $0.9 million in amortization expense during the fourth quarter. In addition, we impaired certain deposits on equipment of approximately $0.7 million and $0.8 million in leasehold improvements relating to a planned radiation treatment facility office closing in Baltimore, Maryland.

        Loss on investments.    During the fourth quarter of 2011, we incurred a loss on our 50% investment in an unconsolidated joint venture in a freestanding radiation facility in West Palm Beach, Florida of approximately $0.5 million. The loss on our investment in the joint venture was offset by a gain on the sale of an investment in a primary care physician practice of approximately $0.3 million. Proceeds from the sale of the investment was approximately $1.0 million.

        Gain on fair value adjustment of previously held equity investment.    As result of the acquisition of MDLLC, in which we acquired an effective ownership interest of approximately 91.0% on March 1, 2011, we recorded a gain of approximately $0.2 million to adjust our initial investment in the joint venture to fair value.

        Loss on foreign currency derivative contracts.    We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. We maintain four foreign currency derivative contracts which mature on a quarterly basis. In 2012 and 2011, the expiration of the December 28, 2012 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a loss of approximately $1.2 million and $0.7 million, respectively.

        Income taxes.    Our effective tax rate was (3.1)% in fiscal 2012 and 6.8% in fiscal 2011. The change in the effective rate in 2012 compared to the same period of the year prior is primarily the result of the reduction of the deferred tax liability on the amount of goodwill and trade name impaired in the third quarter of 2011, the 2012 benefit related to the termination of the interest rate swap, the 2012 accrual of US Federal penalties and interest proposed by the IRS related to the 2007-2008 examination, the 2011 benefit for the release of certain state reserves, our application of ASC 740-270 to exclude certain jurisdictions (U.S. and certain states) for which we are unable to benefit from losses that are not more likely than not to be realized and the mix of earnings and tax rates across various tax jurisdictions. As a result, on an absolute dollar basis, the expense for income taxes changed by $29.9 million from the income tax benefit of $25.4 million in 2011 to an income tax expense of $4.5 million in 2012.

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

        In addition, we are periodically under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. We regularly assess the likelihood of adverse outcomes from these audits to determine the adequacy of our provision for income taxes. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.

        Net loss.    Net loss decreased by $198.8 million, from $349.9 million in net loss in 2011 to $151.1 million net loss in 2012. Net loss represents 54.3% of total revenues in 2011 and 21.9% of total revenues in 2012.

Comparison of the Years Ended December 31, 2010 and 2011

        Total revenues.    Total revenues increased by $100.7 million, or 18.5%, from $544.0 million in 2010 to $644.7 million in 2011. Total revenue was positively impacted by $98.7 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2010 and 2011 through the acquisition of several urology, medical oncology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina and the acquisition of physician radiation practices in California, North Carolina, South Carolina and West Virginia and the acquisition of 30 physician practices in South America, Central America, Mexico and the Caribbean, the opening of three de novo centers and an outpatient radiation therapy management services agreement with a medical group to manage its radiation oncology treatment site and two hospital professional services arrangements as follows:

Date	Sites	Location	Market	Type
March 2010	1	El Segundo, California	Los Angeles, California	De Novo
May 2010	1	Pembroke Pines, Florida	Broward County—Florida	De Novo
May 2010	1	Myrtle Beach, South Carolina	South Carolina	Acquisition
December 2010	1	Princeton West Virginia	Central Maryland	Acquisition
March 2011	26	South America, Central America, Mexico and the Caribbean	International	Acquisition
June 2011	1	London, Kentucky	Central Kentucky	Hospital-based / other groups
August 2011	1	Andalusia, Alabama	Southeastern Alabama	De Novo
August 2011	1	Redding, California	Northern California	Acquisition
September 2011	2	Broward County—Florida	Broward County—Florida	Hospital-based / other groups
November 2011	4	South America	International	Acquisition
December 2011	2	Goldsboro and Sampson, North Carolina	Eastern North Carolina	Acquisition

        Revenue from CMS for the 2011 PQRI program decreased approximately $2.5 million offset by an increase in our existing local markets and practices by approximately $4.5 million, net of a $1.6 million reduction relating to non-renewal of the capitated contracts in our Las Vegas, Nevada market.

Expenses

        Salaries and benefits.    Salaries and benefits increased by $44.5 million, or 15.8%, from $282.3 million in 2010 to $326.8 million in 2011. Salaries and benefits as a percentage of total revenues decreased from 51.9% in 2010 to 50.7% in 2011. Additional staffing of personnel and physicians due to our expansion in urology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011 contributed $46.8 million to our salaries and benefits. Stock compensation expense included in our salaries and benefits increased $0.4 million as a result of a repurchase of vested units from an executive for use in future reissuance to other executives. For existing practices and centers within our local markets, salaries and benefits decreased $3.6 million, predominately related to our cost reduction program implemented during the third quarter of 2011 offset by additional staffing in our research and development group developing software for our medical equipment of approximately $0.9 million.

        Medical supplies.    Medical supplies increased by $8.8 million, or 20.5%, from $43.0 million in 2010 to $51.8 million in 2011. Medical supplies as a percentage of total revenues increased from 7.9% in 2010 to 8.0% in 2011. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related and other medical supplies. Approximately $4.9 million of the increase was related to our expansion in urology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $3.9 million as we continue to see stable and improving patient volumes and treatment counts in our existing local markets. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

        Facility rent expenses.    Facility rent expenses increased by $5.5 million, or 19.7%, from $27.9 million in 2010 to $33.4 million in 2011. Facility rent expenses as a percentage of total revenues increased from 5.1% in 2010 to 5.2% in 2011. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $3.5 million of the increase was related to our expansion in urology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. On March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result of the refinancing of the landlords' mortgages on these respective properties, we derecognized approximately $64.8 million in real estate subject to finance obligation. As a result of the derecognition, our facility rent expense increased by approximately $2.0 million in 2011.

        Other operating expenses.    Other operating expenses increased by $6.9 million or 25.4%, from $27.1 million in 2010 to $34.0 million in 2011. Other operating expense as a percentage of total revenues increased from 5.0% in 2010 to 5.3% in 2011. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $8.4 million of the increase was related to our expansion in urology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011, offset by a decrease of approximately $1.5 million in our remaining practices and centers in existing local markets, primarily as a result of a decrease in operating leases on certain of our medical equipment and contract labor for radiation therapists.

        General and administrative expenses.    General and administrative expenses increased by $15.9 million or 24.1%, from $65.8 million in 2010 to $81.7 million in 2011. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 12.1% in 2010 to 12.7% in 2011. The increase of $15.9 million in general and administrative expenses was due to an increase of approximately $9.6 million relating to our expansion in urology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase of approximately $4.8 million in our remaining practices and treatments centers in our existing local markets, an increase of approximately $1.3 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, an increase in costs of $0.7 million associated with improvements in our income tax provision process offset by a decrease of approximately $0.5 million in litigation settlements with certain physicians.

        Depreciation and amortization.    Depreciation and amortization increased by $7.7 million, or 16.7%, from $46.3 million in 2010 to $54.1 million in 2011. Depreciation and amortization expense as a percentage of total revenues decreased from 8.5% in 2010 to 8.4% in 2011. The increase of $7.7 million in depreciation and amortization was primarily due to an increase of approximately $4.4 million relating to our expansion in urology and surgery practices in Arizona, California, Florida, North Carolina and South Carolina, the acquisitions of treatment centers in existing and new local markets during the latter part of 2010 and the expansion into a new region internationally in 2011. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $4.3 million, $0.9 million increase due to the amortization of our trade name offset by a decrease of approximately $1.5 million predominately due to the expiration of certain non-compete agreements. On March 31, 2010, we derecognized approximately $64.8 million in real estate subject to finance obligation. As a result of the derecognition, our depreciation and amortization expense decreased by approximately $0.4 million.

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

        Impairment loss.    During the third quarter of 2011, we completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of our review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers. In performing this test, we assessed the implied fair value of our goodwill and intangible assets. During the third quarter of 2011 we incurred an impairment loss of approximately $237.6 million primarily relating to goodwill and trade name impairment in certain of our reporting units, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, Southwest U.S. (Arizona and Nevada), the Florida east coast, Northwest Florida and Southwest Florida of approximately $234.9 million and an impairment loss incurred of approximately $2.7 million in 2011 related to our write-off of our 45% investment interest in a radiosurgery center in Rhode Island due to continued operating losses since its inception in 2008.

        During the fourth quarter of 2011, we decided to rebrand our current trade name of 21st Century Oncology. As a result of the rebranding initiative and concurrent with our annual impairment test for goodwill and indefinite-lived intangible assets, we incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of our rebranding initiative. The remaining $71.8 million of impairment related to goodwill in certain of our reporting units, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California and Southwest U.S. (Arizona and Nevada). The remaining domestic U.S. trade name of approximately $4.6 million will be amortized over its remaining useful life through December 31, 2012. We incurred approximately $0.9 million in amortization expense during the fourth quarter. In addition, we impaired certain deposits on equipment of approximately $0.7 million and $0.8 million in leasehold improvements relating to a planned radiation treatment facility office closing in Baltimore, Maryland.

        Loss on investments.    During the fourth quarter of 2011, we incurred a loss on our 50% investment in an unconsolidated joint venture in a freestanding radiation facility in West Palm Beach Florida of approximately $0.5 million. The loss on our investment in the joint venture was offset by a gain on the sale of an investment in a primary care physician practice of approximately $0.3 million. Proceeds from the sale of the investment was approximately $1.0 million.

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

        In addition, we are periodically under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. We regularly assess the likelihood of adverse outcomes from these audits to determine the adequacy of our provision for income taxes. To the extent we prevail in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected. We are currently undergoing a Federal income tax audit for tax years 2007 through 2008 and New York State audit for tax years 2006 through 2008. Subsequent to the end of the year, we closed the Federal audit for tax years 2005 through 2008, the Alabama audit for tax years 2009 and 2010, the Florida audit for tax years 2007 through 2009 and the New York audit for the tax years 2006 through 2008.

        Net loss.    Net loss increased by $236.1 million, from $113.8 million in net loss in 2010 to $349.9 million net loss in 2011 primarily as a result of the impairment loss incurred for the write down of goodwill, trade name and other investments of approximately $360.6 million. Net loss represents 20.8% of total revenues in 2010 and 54.3% of total revenues in 2011.

Liquidity and Capital Resources

        Our principal capital requirements are for working capital, acquisitions, medical equipment replacement and expansion and de novo treatment center development. Working capital and medical equipment are funded through cash from operations, supplemented, as needed, by lease lines of credit. Borrowings under these lease lines of credit are recorded on our balance sheets. The construction of de novo treatment centers is funded directly by third parties and then leased to us. We finance our operations, capital expenditures and acquisitions through a combination of borrowings and cash generated from operations.

Cash Flows From Operating Activities

        Net cash provided by operating activities for the years ended December 31, 2010, 2011 and 2012 was $49.0 million, $44.8 million and $16.1 million, respectively.

        Net cash provided by operating activities decreased by $28.7 million from $44.8 million in 2011 to $16.1 million in 2012 predominately due to increased interest costs. In March 2011, we issued $50.0 million in senior subordinated notes due 2017 and $16.25 million senior subordinated notes due to the seller in the MDLLC transaction. In 2012 and 2011, we wrote-off approximately $81.0 million and $360.6 million, respectively in goodwill, trade name and other investments as a result of our interim testing of our goodwill and indefinite-lived intangible assets. We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 39 days to 34 days.

        Cash at December 31, 2012 held by our foreign operating subsidiaries was $4.6 million. We consider these cash flows to be permanently invested in our foreign operating subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S. We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business. Of the $4.6 million of cash held by our foreign operating subsidiaries at December 31, 2012, $0.4 million is held in U.S. dollars, $0.4 million of which is held at banks in the United States, with the remaining held in foreign currencies in foreign banks. We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

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

        Cash at December 31, 2011 held by our foreign operating subsidiaries was $5.2 million. We consider these cash flows to be permanently invested in our foreign operating subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S. We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business. Of the $5.2 million of cash held by our foreign operating subsidiaries at December 31, 2011, $0.4 million is held in U.S. dollars, $0.1 million of which is held at banks in the United States, with the remaining held in foreign currencies in foreign banks.

Cash Flows From Investing Activities

        Net cash used in investing activities for 2010, 2011, and 2012 was $92.5 million, $96.8 million, and $57.3 million, respectively.

        Net cash used in investing activities decreased by $39.5 million from $96.8 million in 2011 to $57.3 million in 2012. In 2012, net cash used in investing activities was impacted by approximately $0.9 million in cash paid for the assets of a radiation oncology practice and a medical oncology group located in Asheville, North Carolina in February 2012 and approximately $21.9 million in cash paid for the assets of a radiation oncology practice and two urology groups located in Sarasota/Manatee counties in Southwest Florida in March 2012 and the purchase of affiliated integrated cancer care physician practices of approximately $1.7 million. In April 2012 we acquired certain assets utilized in one of the radiation treatment centers acquired in December 2011 located in North Carolina, which operates two radiation treatment centers for approximately $0.4 million. In December 2012, we purchased the remaining 50% interest in an unconsolidated joint venture which operates a freestanding radiation treatment center in West Palm Beach, Florida for approximately $1.0 million. On November 4, 2011, we purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. In November 2012, we exercised our purchase option to purchase the remaining interest for approximately $1.4 million. During 2012, we entered into foreign exchange option contracts expiring December 2013 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine Peso against the U.S. dollar. The cost of the option contracts, were approximately

$0.7 million. Purchases of property and equipment decreased by $5.9 million from $36.6 million in 2011 to $30.7 million in 2012, as we continue to manage our capital expenditures.

        Net cash used in investing activities increased by $4.3 million from $92.5 million in 2010 to $96.8 million in 2011. Net cash used in investing activities was impacted by approximately $42.1 million (net of acquired cash of approximately $5.4 million) related to the purchase of the remaining (i) 67% interest in a joint venture that holds a majority equity interest in and manages 25 radiation therapy treatment centers in South America, Central America, Mexico and the Caribbean (including the purchase of equity units in the underlying operating subsidiaries) and (ii) a 61% interest in a joint venture that operates a treatment center in Guatemala, on March 1, 2011, the purchase of a radiation therapy treatment center and a physician group practice in Northern California for approximately $9.6 million and the purchase of other physician practices of approximately $0.4 million in North Carolina and Florida. Additional acquisitions during the fourth quarter of 2011 included the purchase of four radiation treatment facilities in Argentina for approximately $6.8 million including cash of approximately $2.1 million and the purchase of two radiation treatment facilities in North Carolina in December, 2011 for approximately $6.3 million. During 2011, we entered into foreign exchange option contracts expiring at the end of the four consecutive quarterly periods to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. The cost of the option contracts, was approximately $1.5 million. In May 2010 we purchased a radiation treatment center and several physician practices in South Carolina for a combined purchase price of approximately $34.5 million.

        Historically, our capital expenditures have been primarily for equipment, leasehold improvements and information technology equipment. Total capital expenditures, inclusive of amounts financed through capital lease arrangements, outstanding accounts payable relating to the acceptance and delivery of medical equipment and exclusive of the purchase of radiation treatment centers, were $43.8 million, $41.3 million and $38.0 million in 2010, 2011 and 2012, respectively. Historically, we have funded our capital expenditures with cash flows from operations, borrowings under our senior secured credit facilities and borrowings under lease lines of credit.

Cash Flows From Financing Activities

        Net cash provided by financing activities for 2010, 2011 and 2012 was $24.5 million, $48.2 million and $46.4 million, respectively.

        On May 10, 2012, we completed an offering of $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017, with an original issue discount of $1.7 million. The proceeds of $348.3 million was used to prepay and cancel $265.4 million in senior secured credit facility—Term Loan B, prepayment of $63.0 million in senior secured credit facility—revolving credit portion and payment of accrued interest and fees of approximately $0.8 million. In addition, we paid approximately $14.4 million of loan costs relating to transaction fees and expenses incurred in connection with the issuance of the 8 7/8% Senior Secured Second Lien Notes and a new revolving credit facility. The remaining net proceeds were used for general corporate purposes.

        On March 1, 2011, we issued $50 million of 9 7/8% Senior Subordinated Notes due 2017 pursuant to a Commitment Letter from DDJ Capital Management, LLC. The proceeds of $48.5 million were used (i) to fund the MDLLC acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition. We incurred approximately $1.6 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers' discount of $0.6 million. On April 1, 2011 we received approximately $6.7 million in capital lease financing from a financial institution to fund previously purchased medical equipment. The terms of the capital lease financing are for five years at an average interest rate of approximately 8%. We also had partnership distributions from non-controlling interests of approximately $4.4 million and $3.9 million in 2011 and 2012, respectively.

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

        In November 2011, we registered approximately $16.25 million in notes and incurred approximately $0.2 million in transaction fees and expenses, including legal, accounting and other fees and expenses.

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

Senior Secured Second Lien Notes

        On May 10, 2012, we issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017 (the "Notes").

        The Notes were issued pursuant to an indenture, dated May 10, 2012 (the "Indenture"), the Company, the guarantors signatory thereto and Wilmington Trust, National Association, governing the Notes. The Notes are senior secured second lien obligations of the Company and are guaranteed on a senior secured second lien basis by the Company, and each of our domestic subsidiaries to the extent such guarantor is a guarantor of the Company's obligations under the Revolving Credit Facility (as defined below).

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

Credit Agreement

        On May 10, 2012, we also entered into the Credit Agreement (the "Credit Agreement") among Wells Fargo Bank, National Association, as administrative agent (in such capacity, the "Administrative Agent"), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

        The credit facilities provided under the Credit Agreement consist of a revolving credit facility providing for up to $140 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the "Revolving Credit Facility"). We may increase the aggregate amount of revolving loans by an amount not to exceed $10 million in the aggregate. The Revolving Credit Facility matures October 15, 2016.

        Loans under the Revolving Credit Facility are subject to the following interest rates:

        (a)   for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period appearing on Reuters Screen LIBOR01 Page as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (ii) an applicable margin based upon a total leverage pricing grid; and

        (b)   for loans which are base rate loans, (i) the greatest of (A) the Administrative Agent's prime lending rate at such time, (B) the overnight federal funds rate at such time plus 1/2 of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin based upon a total leverage pricing grid.

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

        The Revolving Credit Facility and any interest rate protection and other hedging arrangements provided by any lender party to the Revolving Credit Facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of the Company's and each guarantor's tangible and intangible assets (subject to certain exceptions).

        The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at December 31, 2012	Level at December 31, 2012
Maximum permitted first lien leverage ratio	<1.25 to 1.00	0.22 to 1.00

        The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of December 31, 2012.

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

Finance Obligation

        We lease certain of our treatment centers (each, a "facility" and, collectively, the "facilities") and other properties from partnerships that are majority-owned by related parties (each, a "related party lessor" and, collectively, the "related party lessors"). See "Certain Relationships and Related Party Transactions." The related party lessors construct the facilities in accordance with our plans and specifications and subsequently lease these facilities to us. Due to the related party relationship, we are considered the owner of these facilities during the construction period pursuant to the provisions of Accounting Standards Codification ("ASC") 840-40, "Sale-Leaseback Transactions" ("ASC 840-40"). In accordance with ASC 840-40, we record a construction in progress asset for these facilities with a corresponding finance obligation during the construction period. These related parties guarantee the debt of the related party lessors, which is considered to be "continuing involvement" pursuant to ASC 840-40. Accordingly, these leases did not qualify as a normal sale-leaseback at the time that construction was completed and these facilities were leased to us. As a result, the costs to construct the facilities and the related finance obligation are recorded on our consolidated balance sheets after construction was completed. The construction costs are included in "Real Estate Subject to Finance Obligation" in the consolidated balance sheets and the accompanying notes, included in this Annual Report on Form 10-K. The finance obligation is amortized over the lease during the construction period term based on the payments designated in the lease agreements.

        As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, we derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, we entered into a new master lease arrangement with the landlord on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. During 2011 the related party lessors completed construction of 2 properties. Upon completion we entered into a new master lease arrangement with the related party lessors for these 2 properties as well as an existing property. The initial term of the new master lease arrangement is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $0.7 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. The amount of finance obligations related to properties that have not been derecognized as well as two properties under development as of December 31, 2012 and December 31, 2011 was $17.2 million and $14.3 million, respectively.

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

Acquisitions and Developments

        The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,
	2010	2011	2012
Treatment centers at beginning of period	97	95	127
Internally developed / reopened	2	1	2
Transitioned to freestanding	—	—	2
Internally (consolidated/closed/sold)	(5)	(5)	(3)
Acquired	2	33	2
Hospital-based/other groups	(1)	3	(2)
Hospital-based (ended/transitioned)	—	—	(2)

Treatment centers at period end	95	127	126

Number of regions at period end	8	9	9

Number of local markets at period end	28	28	28

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

        In September 2011, we entered into a professional services agreement with a hospital district in Broward County, Florida to provide professional services at two sites within the hospital district. In

March 2012, we entered into a license agreement with the North Broward Hospital District to license the space and equipment and assume responsibility for the operation of the two radiation therapy departments at Broward General Medical Center and North Broward Medical Center as part of our value added services offering. The license agreement runs for an initial term of ten years, with three separate five year renewal options. We recorded approximately $4.3 million of tangible assets relating to the use of the medical equipment pursuant to the license agreement.

        On November 4, 2011, the Company purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. The combined purchase price of the ownership interests totals approximately $7.4 million, comprised of $2.1 million in cash, seller financing totaling approximately $4.0 million payable over 24 monthly installments, commencing January 2012, and a purchase option totaling approximately $1.3 million. The acquisition of these operating treatment centers expands our presence in the international markets. In November 2012, we exercised our purchase option to purchase the remaining interest for approximately $1.4 million.

        On December 22, 2011, the Company acquired the interest in an operating entity which operates two radiation treatment centers in located in North Carolina, for approximately $6.3 million, including an earn-out provision of approximately $0.4 million contingent upon maintaining a certain level of patient volume. On April 16, 2012 we acquired certain additional assets utilized in one of the radiation oncology centers for approximately $0.4 million including an earn-out provision of approximately $0.4 million contingent upon maintaining a certain level of patient volume. The acquisition of the two radiation treatment centers further expands our presence into the eastern North Carolina market.

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

        In March 2012, we entered into a license agreement with the North Broward Hospital District to license the space and equipment and assume responsibility for the operation of the two radiation therapy departments at Broward General Medical Center and North Broward Medical Center as part of our value added services offering. The license agreement runs for an initial term of ten years, with three separate five year renewal options. We recorded approximately $4.3 million of tangible assets relating to the use of the medical equipment pursuant to the license agreement.

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

        In December 2012, we purchased the remaining 50% interest in an unconsolidated joint venture which operates a freestanding radiation treatment center in West Palm Beach, Florida for approximately $1.1 million.

        During 2012, we acquired the assets of several integrated cancer care physician practices in Arizona, California and Florida for approximately $1.7 million. The physician practices provide synergistic clinical services and an integrated cancer care service to our patients in the respective markets in which we provide radiation therapy treatment services.

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

        In January 2012 we ceased provision of professional services at our Lee County—Florida hospital based treatment center.

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

        In October 2012, we sold our membership interest in an unconsolidated joint venture in Mohali, India to our former partner in the joint venture for a nominal amount.

        In November 2012, we reopened our East Naples, Florida radiation treatment center to support the influx of patients in our southwest Florida local market.

        As of December 31, 2012, we have one replacement de novo radiation treatment center project in process in Michigan and three additional de novo radiation treatment centers located in New York, Bolivia and Dominican Republic. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

        We have been selected by a consortium of leading New York academic medical centers (including Memorial Sloan-Kettering Cancer Center, Beth Israel Medical Center/Continuum Health System, NYU Langone Medical Center, Mt. Sinai Medical Center, and Montefiore Medical Center) to serve as the developer and manager of a proton beam therapy center to be constructed in Manhattan. The project is in the final stages of certificate of need approval. We expect to invest approximately $10,000,000 in the project and will have an approximate 28.5% ownership interest. We will also receive a management fee of 5% of collected revenues. In connection with our role as manager, we have accounted for our interest in the center as an equity method investment. The center is expected to commence operations in late-2016.

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

        We derive a significant portion of our revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payer class basis given our interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process. Changes in estimates related to the allowance for contractual discounts affect revenues reported in our consolidated statements of operations and comprehensive (loss) income. If our overall estimated allowance for contractual discounts on our revenues for the year ended December 31, 2012 were changed by 1%, our after-tax loss from continuing operations would change by approximately $0.1 million. This is only one example of reasonably possible sensitivity scenarios. A significant increase in our estimate of contractual discounts for all payers would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

        During the years ended 2010, 2011 and 2012, approximately 48%, 48% and 45%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

        The amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental healthcare coverage and other collection indicators. The primary tool used in our assessment is an annual, detailed review of historical collections and write-offs of accounts receivable as they relate to aged accounts receivable balances. The results of our detailed review of historical collections and write-offs, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. If the actual bad debt allowance percentage applied to the applicable aging categories would change by 1% from our estimated bad debt allowance percentage for the year ended December 31, 2012, our after-tax loss from continuing operations would change by approximately $0.5 million and our net accounts receivable would change by approximately $0.9 million at December 31, 2012. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate. Accounts receivable are written-off after collection efforts have been followed in accordance with our policies.

Goodwill and Other Intangible Assets

        Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. During the third quarter of 2012 we recognized goodwill impairment of approximately $69.9 million as a result of the final rule issued on the physician fee schedule for 2013 by CMS on November 1, 2012, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers as well as the changes in treatment patterns and volumes in prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. During the fourth quarter of 2012 we incurred an impairment loss of approximately $11.1 million. Approximately $10.8 million relating to goodwill impairment in certain of our reporting units and approximately $0.1 million related to the impairment of certain leasehold improvements in the Delmarva Peninsula local market and approximately $0.2 million related to a consolidated joint venture in the Central Maryland local market. During the third quarter of 2011 we recognized goodwill impairment of approximately $226.5 million and trade name impairment of approximately $8.4 million as a result of our review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers. During the fourth quarter of 2011 we incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of our rebranding initiative. The remaining $71.8 million of impairment related to goodwill in certain of our reporting units.

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

        Intangible assets consist of trade names, non-compete agreements, licenses and hospital contractual relationships. Trade names have an indefinite life and are tested annually for impairment. Non-compete agreements, licenses and hospital contractual relationships are amortized over the life of the agreement (which typically ranges from 2 to 20 years) using the straight-line method. Intangible assets impairment loss was recognized for the year ended December 31, 2011 of approximately $58.2 million relating to our trade name and rebranding initiatives. No intangible asset impairment loss was recognized for the years ended December 31, 2012 and 2010.

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

        For purposes of determining the compensation expense associated with the 2012 equity-based incentive plan grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The Company then used the probability-weighted expected return method ("PWERM") to determine the fair value of these units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company's ability to achieve certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit.

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

        For 2012, the estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company's consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate.

Income Taxes

        We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, "Income Taxes" ("ASC 740"), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2010, we determined that the valuation allowance should be $17.6 million, consisting of $12.3 million against federal deferred tax assets and $5.3 million against state deferred tax assets. This represents an increase of $14.2 million in valuation allowance. For the year ended December 31, 2011, we determined that the valuation allowance was approximately $45.5 million, consisting of $38.3 million against federal deferred tax assets and $7.2 million against state deferred tax assets. This represented an increase of approximately $27.9 million. For the year ended December 31, 2012, we determined that the valuation allowance was approximately $82.3 million, consisting of $70.3 million against federal deferred tax assets and $12.0 million against state deferred tax assets. The valuation allowance increased approximately $36.8 million from $45.5 million in 2011.

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

        We are subject to taxation in the United States, approximately 22 state jurisdictions, the Netherlands, and throughout Latin America, namely, Argentina, Bolivia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which we are subject to tax are the United States, Florida and Argentina.

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

        During 2012, we closed a US Federal income tax examination for tax years 2007 through 2008. All issues proposed have been agreed to with the exception of interest and penalties for which an accrual of $2.2 million is recorded. We closed the New York State audit for tax years 2006 through 2008 with a favorable result.

New Pronouncements

        In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,(ASU 2011-04), which amends the FASB Accounting Standards Codification to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. We adopted ASU 2011-04 on January 1, 2012 which had no impact on the our consolidated financial position, results of operations or cash flows.

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

        In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, (ASU 2011-07). ASU 2011-07 amends the FASB Accounting Standards Codification to require health care entities that recognize significant amounts of patient service revenue at the time services are rendered even though they do not assess the patient's ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. ASU 2011-07 is applied retrospectively and disclosures relating to ASU 2011-07 are applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. We have evaluated ASU 2011-07 and determined that the requirements of this ASU are not applicable to us as the ultimate collection of patient service revenue is generally determinable at the time of service, and therefore, the ASU had no impact on the our consolidated financial position, results of operations or cash flows.

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

Commitments

        The following table sets forth our contractual obligations as of December 31, 2012.

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Senior secured credit agreement(1)	$38,389	$8,147	$16,293	$13,949	$—
Senior subordinated notes(2)	543,446	37,155	74,309	431,982	—
Senior secured second lien notes(3)	487,193	31,063	62,125	394,005	—
Other notes and capital leases(4)	35,587	12,905	15,569	5,258	1,855
Operating lease obligations(5)	413,366	38,254	72,080	66,290	236,742
Finance obligations(6)	24,432	1,745	4,230	4,068	14,389

Total contractual cash obligations	$1,542,413	$129,269	$244,606	$915,552	$252,986

(1)
As of December 31, 2012, there was $7.5 million in aggregate principal amount outstanding under our senior secured revolving credit facility (excluding issued but undrawn letters of credit). Interest expense and fees on our senior secured revolving credit facility is based on an assumed interest rate of the one-month LIBOR rate as of December 31, 2012 plus 575 basis points plus unused commitment fees on our $140.0 million senior secured revolving credit facility.

(2)
Senior subordinated notes of $376.3 million (excluding original issue discount of $1.8 million), due April 15, 2017. Interest expense is based on an interest rate of 9 7/8%.

(3)
Senior secured second lien notes of $350.0 million (excluding original issue discount of $1.4 million), due January 15, 2017. Interest expense is based on an interest rate of 8 7/8%.

(4)
Other notes and capital leases includes leases relating to medical equipment.

(5)
Operating lease obligations includes land and buildings, and equipment.

(6)
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

Interest Rate Swap

        We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce the interest rate exposure, we entered into an interest rate swap agreement whereby we fixed the interest rate on the notional amount of approximately $290.6 million of our senior secured term loan facility, effective as of June 30, 2008. The rate and maturity of the interest rate swap is 3.67% plus a margin, which is currently 425 basis points, and would expire on March 31, 2012. The amount of our senior secured term loan facility subject to the interest rate swap agreement will reduce from $290.6 million to $116.0 million by the end of the term. In December 2011, we terminated the interest rate swap agreement and paid approximately $1.9 million representing the fair value of the interest rate hedge at time of termination. At December 31, 2011 no amount of the floating rate senior debt was subject to an interest rate swap.

        In July 2011, we entered into two interest rate swap agreements whereby we fixed the interest rate on the notional amounts totaling approximately $116.0 million of our senior secured term loan facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements are 0.923% plus a margin, which was 475 basis points, and was scheduled to expire on December 31, 2013. In May 2012, the Company terminated the interest rate swap agreements and paid approximately $1.0 million representing the fair value of the interest rate hedges at time of termination. No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement. The amount of accumulated other comprehensive loss related to the terminated interest rate swap agreements of approximately $1.0 million, net of tax is reflected as interest expense in the consolidated statements of comprehensive loss.

        The swaps are derivatives and are accounted for under ASC 815, "Derivatives and Hedging" ("ASC 815"). The fair value of the swap agreements, representing the estimated amount that we would pay to a third party assuming our obligations under the interest rate swap agreements terminated at December 31, 2012 and December 31, 2011, was approximately $-0- million and $0.7 million, respectively. The estimated fair value of our interest rate swaps were determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

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

Interest Rates

        Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of December 31, 2012, we have interest rate exposure on $-0- million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $-0- million in the amount of annualized interest paid and annualized interest expense recognized in our consolidated financial statements.

Foreign Currency Derivative Contracts

        Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact our results of operations. We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. Since our acquisition of Medical Developers, each quarter we have entered into foreign exchange option contracts that expire in one year. On December 31, 2012, we entered into a foreign exchange option contract maturing on December 31, 2013 to replace the contract maturing on December 28, 2012. Because our Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, the adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts in effect, which was approximately $0.7 million. With respect to a strengthening Argentine Peso against the U.S. dollar versus inflationary expectations, the estimated favorable impact on net income for an Argentine Peso that is 5%, 10% and 15% stronger than inflationary expectations, will be $0.2 million, $0.1 million and $0.4 million to our consolidated results, respectively, which includes the cost of the option contracts. Under our foreign currency management program, we expect to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. We do not use derivative financial instruments for speculative purposes.

        These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. Our current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss on foreign currency derivative contracts on the consolidated statements of comprehensive loss. For years ended December 31, 2012 and 2011, we incurred a loss of approximately $1.2 million and $0.7 million, respectively relating to the fair market valuation of our foreign currency derivative program.

Item 8.    Financial Statements and Supplementary Data

        Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report, which is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)
Dismissal of independent registered public accounting firm.

        On December 4, 2012, Radiation Therapy Services Holdings, Inc. (the "Company") notified Ernst & Young LLP ("E&Y") that E&Y would be dismissed as the Company's independent registered public accounting firm. E&Y's dismissal became effective on December 4, 2012. The decision to change accounting firms was approved by the Audit Committee of the Board of Directors of the Company (the "Audit Committee").

        During the Company's two most recent fiscal years ended December 31, 2011 and 2010 and January 1, 2012 through December 4, 2012, the Company has not had any disagreement with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to E&Y's satisfaction, would have caused E&Y to make reference to the subject matter of disagreement in their reports on the Company's consolidated financial statements. In addition, during such periods, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K. E&Y's reports on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2011 and 2010 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

(b)
Engagement of new independent registered public accounting firm.

        On December 10, 2012, the Company, in connection with the previously disclosed dismissal of its independent registered accounting firm, approved the engagement of Deloitte & Touche LLP ("D&T") as the Company's new independent registered public accounting firm beginning with the fiscal year ended December 31, 2012. The engagement of D&T had previously been approved by the Audit Committee of the Board of Directors of the Company on November 28, 2012.

Item 9A.    Controls and Procedures

  (10)(a) Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective because of a material weakness in internal controls related to management's review of the valuation of goodwill as of December 31, 2012.

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

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective because of a material weakness in internal controls related to management's review of the valuation of goodwill as of December 31, 2012 (as described below).

        The effectiveness of the Company's internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for issuers that are not "large accelerated filers" nor "accelerated filers" set forth in Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as set forth below. Management's report on internal control over financial reporting is included above.

        We have internal controls pertaining to the valuation of goodwill. During the fourth quarter of 2012, we identified a miscalculation in the valuation analysis related to the valuation of goodwill. We determined that the error was caused by the fact that certain controls relating to the valuation process were not at a precise enough level regarding (i) the review of certain inputs into the goodwill valuation analysis provided to a third-party specialist and (ii) the review of the results of the third-party specialist valuation analysis. Management determined that these control deficiencies constituted a material weakness in our internal control over financial reporting as of December 31, 2012.

        We are in the process of developing and implementing new processes and procedures to remediate the material weakness that existed in our internal control over financial reporting with respect to the valuation of goodwill as of December 31, 2012, as well as the continued improvement of our overall system of internal controls over financial reporting with respect to goodwill valuation, including a review of the underlying assumptions and inputs to the valuation specialists, as well as a review of the underlying schedules related to the output of the calculation of the impairment values.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Radiation Therapy Services Holdings, Inc.'s Executive Officers, Directors and Key Employees

        Our executive officers, directors and key employees and their ages and position are as follows:

Name	Age	Position
Daniel E. Dosoretz, M.D.	60	Chief Executive Officer and Director
Bryan J. Carey	52	Vice Chairman, Chief Financial Officer and Director
Joseph Biscardi	44	Controller and Chief Accounting Officer
James L. Elrod, Jr.	58	President and Director
Robert L. Rosner	53	Director
Erin L. Russell	39	Vice President and Director
James H. Rubenstein, M.D.	58	Director
Howard M. Sheridan, M.D.	68	Director

        Daniel E. Dosoretz, M.D., F.A.C.R., F.A.C.R.O. is one of our founders and has served as a director since 1988 and as its President and Chief Executive Officer since April 1997. Dr. Dosoretz is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, LLC. Prior to founding the Company, Dr. Dosoretz served as attending physician at the Massachusetts General Hospital. He also was an Instructor and Assistant Professor of Radiation Medicine at Harvard Medical School and Research Fellow of the American Cancer Society. Upon moving to Fort Myers, Florida, he was appointed to the Clinical Faculty as a Voluntary Associate Professor at the University of Miami School of Medicine. He also has been a visiting Professor at Duke University Medical School and is a Distinguished Alumni Visiting Professor in Radiation Oncology at Massachusetts General Hospital, Harvard Medical School. Dr. Dosoretz is board certified in Therapeutic Radiology by the American Board of Radiology. He is a Fellow of the American College of Radiation Oncology and of the American College of Radiology and is a member of the International Stereotactic Radiosurgery Society, the American Society for Therapeutic Radiology and Oncology and the American Society of Clinical Oncology. Dr. Dosoretz graduated from the University of Buenos Aires School of Medicine with the Gold medal for being top of his class, and served his residency in Radiation Oncology at the Department of Radiation Medicine at the Massachusetts General Hospital, Harvard Medical School, where he was selected Chief Resident of the department. Dr. Dosoretz's role as founder, President and Chief Executive Officer of the Company, history with the Company and significant operating experience in the health care industry and extensive board experience led to the conclusion that Dr. Dosoretz should serve as a director of the Company.

        Bryan J. Carey has been a member of our board of directors since April 2009 and was appointed Vice Chairman and Chief Financial Officer in January 2012. He was previously our interim Chief Financial Officer from September 2009 to March 2010 and May 2011 to December 2011. Mr. Carey is a Senior Advisor at Vestar, primarily focused on Healthcare investments. He joined Vestar in 2000, having been Executive Vice President, Chief Financial Officer and Managing Director of the European operations of Aearo Corporation, a Vestar portfolio company. Mr. Carey is currently a director and member of the audit committee of DeVilbiss Healthcare, LLC. Mr. Carey was a director of Joerns Healthcare, LLC until August 2010 and was a director and member of the audit committee of Sunrise Medical, Inc. until December 2012. He received his A.B. in economics from Georgetown University and his M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Carey's experience in the health care industry and collective board experience, experience as the Company's interim Chief Financial Officer and background including his personal involvement in the healthcare field led to the conclusion that Mr. Carey should serve as a director of the Company.

        Joseph Biscardi has served as the Company's Controller and Chief Accounting Officer since February 2008 and joined Radiation Therapy Services, Inc, a wholly owned subsidiary of Radiation Therapy Services Holdings, Inc as its Vice President, Assistant Treasurer, Controller and Chief Accounting Officer since June 1997. Prior to joining us, Mr. Biscardi worked for PricewaterhouseCoopers, LLP from 1993 to 1997. Mr. Biscardi holds a B.B.A. in accounting from Hofstra University. He is a Certified Public Accountant in New York and a member of the American Institute of Certified Public Accountants, a member of the Healthcare Financial Management Association and a member of the Financial Executives International.

        James L. Elrod, Jr. has been served as President of the Company and as a member of the Company's board of directors since February 2008. Mr. Elrod is a Managing Director of Vestar. Prior to joining Vestar in 1998, Mr. Elrod was Executive Vice President, Finance and Operations for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of National Mentor Holdings, Inc. and was a director of Joerns Healthcare, LLC until August 2010 and Essent Healthcare, Inc. until December 2011. Mr. Elrod received his A.B. from Colgate University and his M.B.A. from Harvard Business School. Mr. Elrod's experience in the health care industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Elrod should serve as a director of the Company.

        Robert L. Rosner has been a member of our board of directors since February 2012. Mr. Rosner was a founding partner of Vestar in 1988 and was previously with the Management Buyout Group at The First Boston Corporation. Mr. Rosner is currently a director of Seves S.p.a. and Group OGF and was previously a director of AZ Electronic Materials S.A. until November 2010 and Sunrise Medical, Inc. until December 2012. He serves as a member of the Graduate Executive Board of The Wharton School and is a Trustee of The Lawrenceville School. Mr. Rosner received a B.A. in Economics from Trinity College and an M.B.A. with Distinction from The Wharton School at the University of Pennsylvania. Mr. Rosner's experience in the health care industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Rosner should serve as a director of the Company.

        Erin L. Russell has served as a Vice President of the Company and as a member of the Company's board of directors since February 2008. Ms. Russell is a Principal of Vestar, and is primarily focused on Healthcare investments. Ms. Russell joined Vestar in 2000. Previously, she was a member of the mergers and acquisitions group at PaineWebber, Inc. Ms. Russell is currently a director and a member of the audit committee of DynaVox Inc. and a director of DeVilbiss Healthcare. In addition, she serves on the National Advisory Board of the Jefferson Scholars Foundation at the University of Virginia. Ms. Russell received a B.S. from the McIntire School of Commerce at the University of Virginia and her M.B.A. from Harvard Business School. Ms. Russell's experience in the health care industry board experience and diverse personal background led to the conclusion that Ms. Russell should serve as a director of the Company.

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

        Howard M. Sheridan, M.D. has served as a director of the Company since February 2008. Dr. Sheridan planned and developed our first radiation treatment center. Prior to joining us, Dr. Sheridan served as President of the medical staff at Southwest Florida Regional Medical Center as well as chairman of the Department of Radiology. Dr. Sheridan currently serves as Chairman of Edison Bancshares, Inc. He previously served on the Advisory Board of Southeast Bank, N.A., and also served as a founding Director and member of the Executive Compensation and Loan Committee of Heritage National Bank from 1989 until September 1996, when Heritage was acquired by SouthTrust Corporation. Dr. Sheridan has practiced interventional radiology and diagnostic radiology in Fort Myers, Florida from 1975 until accepting the chairmanship in April 2004. Dr. Sheridan is a member of the American Medical Association, the Florida Medical Association, and the American College of Radiology. Dr. Sheridan is the Vice President of 21st Century C.A.R.E., a non-profit dedicated to cancer patient assistance, research and education. Dr. Sheridan serves as Vice-Chairman of the Tulane Medical School's Board of Governors. He graduated from Tulane Medical School and completed his residency at the University of Colorado Medical Center. Dr. Sheridan is board certified by the American Board of Radiology and the American Board of Nuclear Medicine. Dr. Sheridan's board experience, years of experience in the health care industry career, particularly in radiation oncology and with the Company, as well as his familiarity with all aspects of its business since its founding led to the conclusion that Dr. Sheridan should serve as a director of the Company.

Radiation Therapy Services, Inc.'s Executive Officers, Directors and Key Employees

        The business and operations of the Company are managed through RTS, our wholly owned operating subsidiary, which is the parent of our provider subsidiaries. As such, the information set forth below and in the remaining sections of this Item 10 are presented with respect to RTS.

        RTS's executive officers, directors and key employees and their ages and position are as follows:

Name	Age	Position
Daniel E. Dosoretz, M.D.	60	President, Chief Executive Officer and Director
Bryan J. Carey	52	Vice Chairman, Chief Financial Officer and Director
Joseph M. Garcia	43	Chief Operating Officer
Alejandro Dosoretz	54	President and Chief Executive Officer of Medical Developers Cooperatief U.A. B.V.
Eduardo Fernandez, M.D., Ph.D	49	Senior Vice President, Physician Affairs and Medical Director for Latin America
Constantine A. Mantz, M.D.	44	Chief Medical Officer
Norton L. Travis	60	Executive Vice President and General Counsel
Madlyn Dornaus	60	Senior Vice President, Chief Compliance Officer
Joseph Biscardi	44	Vice President, Assistant Treasurer, Controller and Chief Accounting Officer
Frank G. English, IV	52	Vice President International Finance and Treasurer
Daniel H. Galmarini	57	Chief Technology Officer
Antoine Agassi	49	Senior Vice President, Chief Information Officer
Kurt L. Janavitz	45	Senior Vice President of Managed Care and Network Development
Gary Delanois	60	Senior Vice President of Multispecialty Operations
James L. Elrod, Jr.	58	Chairman
Robert L. Rosner	53	Director
Erin L. Russell	39	Director
James H. Rubenstein, M.D.	58	Secretary, Medical Director and Director
Howard M. Sheridan, M.D.	68	Director

        Daniel E. Dosoretz, M.D., F.A.C.R., F.A.C.R.O. is one of our founders and has served as a director since 1988 and as its President and Chief Executive Officer since April 1997. Dr. Dosoretz is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, LLC. Prior to founding the Company, Dr. Dosoretz served as attending physician at the Massachusetts General Hospital. He also was an Instructor and Assistant Professor of Radiation Medicine at Harvard Medical School and Research Fellow of the American Cancer Society. Upon moving to Fort Myers, Florida, he was appointed to the Clinical Faculty as a Voluntary Associate Professor at the University of Miami School of Medicine. He also has been a visiting Professor at Duke University Medical School and is a Distinguished Alumni Visiting Professor in Radiation Oncology at Massachusetts General Hospital, Harvard Medical School. Dr. Dosoretz is board certified in Therapeutic Radiology by the American Board of Radiology. He is a Fellow of the American College of Radiation Oncology and of the American College of Radiology and is a member of the International Stereotactic Radiosurgery Society, the American Society for Therapeutic Radiology and Oncology and the American Society of Clinical Oncology. Dr. Dosoretz graduated from the University of Buenos Aires School of Medicine with the Gold medal for being top of his class, and served his residency in Radiation Oncology at the Department of Radiation Medicine at the Massachusetts General Hospital, Harvard Medical School, where he was selected Chief Resident of the department. Dr. Dosoretz's role as founder, President and Chief Executive Officer of the Company, history with the Company and significant operating experience in the health care industry and extensive board experience led to the conclusion that Dr. Dosoretz should serve as a director of the Company.

        Bryan J. Carey has been a member of our board of directors since April 2009 and was appointed Vice Chairman and Chief Financial Officer in January 2012. He was previously our interim Chief Financial Officer from September 2009 to March 2010 and May 2011 to December 2011. Mr. Carey is a Senior Advisor at Vestar, primarily focused on Healthcare investments. He joined Vestar in 2000, having been Executive Vice President, Chief Financial Officer and Managing Director of the European

operations of Aearo Corporation, a Vestar portfolio company. Mr. Carey is currently a director and member of the audit committee of DeVilbiss Healthcare, LLC. Mr. Carey was a director of Joerns Healthcare, LLC until August 2010 and was a director and member of the audit committee of Sunrise Medical, Inc. until December 2012. He received his A.B. in economics from Georgetown University and his M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Carey's experience in the health care industry and collective board experience, experience as the Company's interim Chief Financial Officer and background including his personal involvement in the healthcare field led to the conclusion that Mr. Carey should serve as a director of the Company.

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

        Alejandro Dosoretz joined us in March, 2011 in conjunction with our purchase of MDLLC where he serves in his current capacity as President and Chief Executive Officer. Mr. Dosoretz has served as President and Chief Executive Officer of Medical Developers Cooperatief U.A. B.V. and its predecessor organization, Vidt Centro Medico, since 2003. He previously served as President of Provincia ART from 2001-2003. From 1983-2001, Mr. Dosoretz served as an advisor to various healthcare companies in Argentina. Mr. Dosoretz has served on Argentina's Congress' Health Advisory Committee, as a general advisor to Argentina's National Institute for Retirees and Pensioners ("INSSJP"), and has represented Argentina's Ministry of Foreign Affairs. He holds a Public Accounting degree from the University of Buenos Aires, School of Economics.

        Eduardo Fernandez M.D., Ph.D. joined us in 1998 and has served in his current capacity since March 2011, formerly as Senior Vice President, Physician Management from March 2009 to February 2011. Dr. Fernandez is also employed as a physician by our wholly-owned subsidiary, 21st Century Oncology, Inc. Dr Fernandez, Board Certified in Radiation Oncology, was awarded his medical degree from the University of Malaga, Spain, in 1987. He was Assistant and Associate Professor of Radiology and Medical Physics in his home university. Since 1989 he was in close cooperation with the Department of Biochemical Oncology and Experimental Radiotherapy at Case Western Reserve University in Cleveland, Ohio, including several sabbatical visits. In 1991 he defended a Doctoral Thesis on the molecular biology aspects of Photodynamic Therapy, and was awarded a Ph.D. degree from the University of Malaga. He completed his Radiation Oncology Residency at the Cleveland Clinic Foundation (Callahan Center for Radiation Oncology and Robotics) and served as the Head of Radiation Oncology at the Cleveland Clinic, Florida, where he was directly responsible for the development of the External Beam Radiation Oncology and Prostate Seed Brachytherapy Programs. Simultaneously he had an Assistant Professorship of Radiology at Ohio State University. He was Chief of Radiation Oncology at the Aventura Comprehensive Cancer Center from 2000 to 2007, Medical Director of the East Coast Operations from 2000 to 2009 and Co-VP of Medical Operations from 2008 to 2009. Dr. Fernandez is a director of 21st Century C.A.R.E., a non-profit dedicated to cancer patient assistance, research and education and a member of the Board of Chancellors of the American College of Radiation Oncology.

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

        Frank G. English, IV began working with the Company as an international acquisition and finance consultant in March 2009 in conjunction with our investment in Medical Developers. He joined the Company full time in August 2011, as Vice President, International Finance. In April, 2012 Mr. English assumed the additional responsibility of Corporate Treasurer. During 2010 Mr. English was Acting Treasurer of Community Education Centers. Prior to joining us in 2009, Frank worked for Banco Santander's Global Corporate and Investment Bank in New York as Managing Director, U.S. Energy and Power Group, assisting U.S. multi-nationals globally, but primarily in Latin America. Mr. English received his B.A. from Washington and Lee University and his M.B.A. from Duke University, Fuqua School of Business.

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

        Antoine Agassi joined us in August 2012 as our Senior Vice President and Chief Information Officer. Prior to joining us, Mr. Agassi held various leadership positions including President, Chief Operating Officer and Chief Information Officer at Cogent/HMG, a privately held hospitalists and intensivists organization from July 2008 to September 2011. Prior to Cogent/HMG, from September 2005 to December 2008, Mr. Agassi served as founding Director and Chair of the State of Tennessee's Governor eHealth Advisory Council on the development and implementation of electronic medical records across the state. Previously, Mr. Agassi held various other leadership positions, including Chief Technology Officer and Chief Operating Officer of Spheris (now MModal), Executive Vice President and Corporate Chief Information Officer of WebMD Transaction Services and Vice President of Information Systems at Blue Cross Blue Shield of Utica-Watertown in New York. Mr. Agassi holds a Master in Business Administration from Syracuse University and a Bachelor of Computer Science from the State University of New York. Mr. Agassi was voted a member of the Health Care 100 by the Nashville Business Journal, and his work on informatics and understanding cloud computing was published by ASPATORE publishing. He serves on various boards, including Rehab Documentation and advisory board roles on eMids and iCitizen.

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

        Gary Delanois joined us in May of 2009 as our Senior Vice President of Multispecialty Operations. Prior to joining us, Mr. Delanois was the Administrator for a large urology group practice that was one of the first multispecialty groups to join the Company. Mr. Delanois has over twenty-four years of experience in the healthcare field, including assisting large integrated healthcare delivery systems establish Primary and Specialty Care Physician networks. Mr. Delanois began his career in business as a certified public accountant with Ernst and Young in Indianapolis, Indiana, and later progressed to a Senior Manager position with Coopers and Lybrand in Southwest Florida before leaving to become Chief Operating Officer with a diversified and multi-divisional private company. Mr. Delanois is a certified public accountant and is a member of the American Institute and the Florida Institute of Public Accountants.

        James L. Elrod, Jr. has been a member of our board of directors and the Chairman of our board of directors since February 2008. Mr. Elrod is a Managing Director of Vestar. Prior to joining Vestar in 1998, Mr. Elrod was Executive Vice President, Finance and Operations for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of National Mentor Holdings, Inc. and was a director of Joerns Healthcare, LLC until August 2010 and Essent Healthcare, Inc. until December 2011. Mr. Elrod received his A.B. from Colgate University and his M.B.A. from Harvard Business School. Mr. Elrod's experience in the health care industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Elrod should serve as a director of the Company.

        Robert L. Rosner has been a member of our board of directors since February 2012. Mr. Rosner was a founding partner of Vestar in 1988 and was previously with the Management Buyout Group at The First Boston Corporation. Mr. Rosner is currently a director of Seves S.p.a. and Group OGF and was previously a director of AZ Electronic Materials S.A. until November 2010 and Sunrise Medical, Inc. until December 2012. He serves as a member of the Graduate Executive Board of The Wharton School and is a Trustee of The Lawrenceville School. Mr. Rosner received a B.A. in Economics from Trinity College and an M.B.A. with Distinction from The Wharton School at the University of Pennsylvania. Mr. Rosner's experience in the health care industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Rosner should serve as a director of the Company.

        Erin L. Russell has been a member of our board of directors since February 2008. Ms. Russell is a Principal of Vestar, and is primarily focused on Healthcare investments. Ms. Russell joined Vestar in 2000. Previously, she was a member of the mergers and acquisitions group at PaineWebber, Inc. Ms. Russell is currently a director and a member of the audit committee of DynaVox Inc. and a director of DeVilbiss Healthcare. In addition, she serves on the National Advisory Board of the Jefferson Scholars Foundation at the University of Virginia. Ms. Russell received a B.S. from the McIntire School of Commerce at the University of Virginia and her M.B.A. from Harvard Business School. Ms. Russell's experience in the health care industry board experience and diverse personal background led to the conclusion that Ms. Russell should serve as a director of the Company.

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

        Howard M. Sheridan, M.D. is one of our founders and has served as a director since 1988. Dr. Sheridan planned and developed our first radiation treatment center. Prior to joining us, Dr. Sheridan served as President of the medical staff at Southwest Florida Regional Medical Center as well as chairman of the Department of Radiology. Dr. Sheridan currently serves as Chairman of Edison Bancshares, Inc. He previously served on the Advisory Board of Southeast Bank, N.A., and also served as a founding Director and member of the Executive Compensation and Loan Committee of Heritage National Bank from 1989 until September 1996, when Heritage was acquired by SouthTrust Corporation. Dr. Sheridan has practiced interventional radiology and diagnostic radiology in Fort Myers, Florida from 1975 until accepting the chairmanship in April 2004. Dr. Sheridan is a member of the American Medical Association, the Florida Medical Association, and the American College of Radiology. Dr. Sheridan is the Vice President of 21st Century C.A.R.E., a non-profit dedicated to cancer patient assistance, research and education. Dr. Sheridan serves as Vice-Chairman of the Tulane Medical School's Board of Governors. He graduated from Tulane Medical School and completed his residency at the University of Colorado Medical Center. Dr. Sheridan is board certified by the American Board of Radiology and the American Board of Nuclear Medicine. Dr. Sheridan's board experience, years of experience in the health care industry career, particularly in radiation oncology and with the Company, as well as his familiarity with all aspects of its business since its founding led to the conclusion that Dr. Sheridan should serve as a director of the Company.

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

Audit/Compliance Committee

        Ms. Russell serves on the Audit/Compliance Committee, with Ms. Russell serving as the Chair. The Audit/Compliance Committee is responsible for reviewing and monitoring our accounting controls, related party transactions, internal audit functions and compliance with federal and state laws that affect our business and recommending to the board of directors the engagement of our outside auditors. The Audit/Compliance Committee met seven times during 2011 and six times during 2012. The Audit/Compliance Committee operates under a written charter effective as of May 16, 2008 adopted by our board of directors in May 2008. Our board of directors has determined that each of its members is financially literate. However, as we are now privately held and controlled by affiliates of Vestar, our board of directors has determined that it is not necessary to designate one or more of its Audit/Compliance Committee members as an "audit committee financial expert" at this time.

Capital Allocation Committee

        Messrs. Elrod, and Rosner and Ms. Russell serve on the Capital Allocation Committee, with Mr. Elrod serving as the Chair. The Capital Allocation Committee reviews and either approves, on behalf of the board of directors, or recommends to the Company's board of directors for approval all material expenditures related to equipment, acquisitions and de novo development, among others. The Capital Allocation Committee met six times during 2011 and one time during 2012. The Capital Allocation Committee operates under a written charter effective as of May 16, 2008 adopted by our board of directors in May 2008.

Compensation Committee

        Messrs. Sheridan and Elrod serve on the Compensation Committee, with Mr. Elrod serving as the Chair. The Compensation Committee reviews and either approves, on behalf of our board of directors, or recommends to our board of directors for approval the annual salaries and other compensation of our executive officers and individual unit incentive awards. The Compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The Compensation Committee met one time during each of the years 2011, 2012 and 2013. The Compensation Committee operates under a written charter effective as of May 16, 2008 adopted by our board of directors in May 2008.

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

        The discussion below explains our compensation decisions with respect to fiscal year 2012, our last fiscal year. Our named executive officers are Daniel E. Dosoretz, M.D., our President and Chief Executive Officer since April 1997, Joseph M. Garcia, our Chief Operating Officer since March 2011, Constantine A. Mantz, M.D. who joined us in 2000 and has served as our Chief Medical Officer since February 2011 and formerly as Senior Vice President of Clinical Operations from March 2009 to February 2011, Kerrin E. Gillespie, who served as our Senior Vice President and Chief Financial Officer from March 2010 until May 2011 and Norton L. Travis who has been our Executive Vice President and General Counsel since joining us in February 2008. Our named executive officers also include Bryan J. Carey, our Vice Chairman and Chief Financial Officer since January 2012, who has served as our Interim Chief Financial Officer previously from September 2009 until March 2010 and May 2011 to December 2011.

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

Role of Our Compensation Committee

        Our Compensation Committee evaluates and determines the levels and forms of individual compensation for our named executive officers. Under the term of its charter, our Compensation Committee reviews and either approves, on behalf of the Company's board of directors, or recommends to the Company's board of directors for approval the annual salaries and other compensation for our executive officers and individual unit incentive awards. The Compensation Committee develops and determines all components of executive officer compensation, as well as provides assistance and recommendations to the Company's board of directors with respect to our incentive-compensation plans, equity-based plans, compensation policies and practices and assists with the administration of our compensation and benefit plans. Messrs. Sheridan and Elrod serve on the Compensation Committee, which met one time during each of the years 2011, 2012 and 2013.

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

        The current base salaries described below were negotiated in connection with the Merger and are based in part on salaries paid prior to the Merger. A summary of the base salary and production incentive bonus arrangements with our named executive officers is as follows, except for Mr. Gillespie who joined the Company in March 2010 and left the Company in May 2011 and Joseph Garcia who joined the Company in March 2011:

  •
  Daniel E. Dosoretz, M.D.—We entered into an executive and a physician employment agreement with Dr. Dosoretz in connection with the Merger, dated effective as of February 21, 2008, which were amended and restated effective as of June 11, 2012, which provide for annual base salaries of $1,500,000 and $500,000, respectively. Dr. Dosoretz is also eligible to participate in certain production and ancillary bonus arrangements associated with the Company's Lee County, Florida radiation oncology centers and certain other ancillary services provided in the Lee County, Florida local market.

  •
  Joseph M. Garcia—We entered into an executive employment agreement with Mr. Garcia, dated effective as of March 1, 2011, which was amended effective as of June 11, 2012, which provides for an annual base salary of $400,000.

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

  •
  Norton L. Travis—We entered into an executive employment agreement with Mr. Travis in connection with the Merger, dated effective as of February 21, 2008, which was amended effective as of June 11, 2012, which provides for an annual base salary of $900,000.

  •
  Bryan J. Carey—In June 2012 we entered into an executive employment agreement with Mr. Carey, effective as of January 1, 2012, which provides for an annual base salary of $475,000.

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

        Pursuant to the terms of their executive employment agreements, certain named executive officers were eligible to earn a target annual cash incentive payment for fiscal year 2012 equal to either a defined minimum amount or a percentage of that named executive officer's annual base salary, as further described below:

  •
  For fiscal year 2012, Dr. Dosoretz was eligible to earn an annual cash performance incentive bonus award with a target bonus amount not less than $1,500,000 pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of pro forma adjusted earnings before interest, taxes, depreciation and amortization ("PF Adjusted EBITDA"), net debt targets and achievement of specified objectives. The relative weight of each factor in determining the cash performance incentive bonus award was determined by the Company's board of directors. PF Adjusted EBITDA also includes certain adjustments, such as loss on extinguishment of debt, non-cash impairment losses and gains/losses on disposal of assets, minority interest, equity-based compensation, employee severance and other costs, acquisition costs, management fee to Vestar, adjustment related to sale-leaseback accounting, litigation expenses, non-cash rent expense and other adjustments.

  •
  For fiscal year 2012, Mr. Garcia is eligible to earn an annual cash performance incentive bonus award with a target bonus amount up to 60% of his base salary pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA, net debt targets and achievement of specified objectives.

  •
  For fiscal year 2012, Mr. Carey is eligible to earn an annual cash performance incentive bonus award with a target bonus amount up to 85% of his base salary pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA, net debt targets and achievement of specified objectives.

  •
  For fiscal year 2012, Mr. Travis was eligible to earn an annual cash performance incentive bonus award with a target bonus amount not less than $300,000 pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA, net debt targets and achievement of specified objectives.

        After target bonus award amounts are established as a defined minimum amount or percentage of each named executive officer's base salary, the Company's board of directors establishes overall Company performance targets as the next step in determining annual cash bonus payments. For fiscal year 2012, the Company's board of directors assigned a 60% weighting to PF Adjusted EBITDA performance measure, a 40% weighting to net debt performance measure to encourage management to focus more on making long-term investments to grow our business and a discretionary bonus for the achievement of specified objectives.

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

        The following table illustrates our overall performance in relation to our targets for PF Adjusted EBITDA and net debt targets as well as achievement of specified objectives for fiscal year 2012:

Type of Financial Performance Metric	Minimum Target Level of Achievement	On-Target Level of Achievement	Maximum Target Level of Achievement	Actual Level of Achievement	Level of Target Achieved
PF Adjusted EBITDA	$110.0	$120.0	$125.0	$106.3	Not Achieved
Net Debt	$748.0	$740.0	$—	$755.2	Not Achieved
Specified Objectives					Achieved

        Our bonus plan for fiscal year 2012 is structured in the same manner as it was for fiscal year 2011, with financial performance being evaluated against PF Adjusted EBITDA and net debt targets and achievement of specified objectives. The timing of payments under the bonus plan for fiscal year 2012 is expected to be consistent with that for fiscal year 2011.

        Discretionary Cash Bonuses.    The compensation committee awarded a discretionary cash bonus to the executive management team for the achievement of certain milestone accomplishments. The 2012 discretionary cash bonus amounts awarded to the executive management team are noted in the following summary compensation table under the caption "non-equity incentive plan compensation.

        The compensation committee determined the discretionary bonus awards based on the 2012 milestone accomplishments which included the following:

  •
  Closing of the North Broward Hospital District value added services.

  •
  Closing the radiation treatment center acquisitions in Sarasota, Florida.

  •
  Issuance of $350.0 million in Senior Secured Second Lien Notes due January 2017.

  •
  Refinanced and extended a $140.0 million credit agreement revolver due October 2016.

  •
  Development of the first "bundled" reimbursement arrangement with a commercial carrier.

  •
  Growth and expansion of our ICC business model

        Discretionary Cash Bonuses and Minimum Cash Performance Bonuses.    In addition to the amounts described above that were awarded under our Annual Cash Incentive Payments in 2012, the Company's board of directors awarded a discretionary cash bonus in fiscal year 2012 to Mr. Travis in the amount of $141,565 in recognition of his work related to our business development activities and a minimum cash performance bonus in fiscal year 2012 to Mr. Carey in the amount of $200,000 associated with his employment with the Company. Although the Compensation Committee does not anticipate that discretionary cash bonuses and minimum cash performance bonuses will be routinely awarded, it reserves the right to make such awards in the future as circumstances warrant.

        Long-Term Equity Incentives.    We believe that our long-term financial success is achieved in part through an ownership culture that encourages our named executive officers to focus on our long-term performance through the use of equity-based compensation incentives.

        The capital structure of RT Investments consists of six different classes of limited liability company units: non-voting preferred equity units, Class A voting equity units, Class MEP non-voting equity units, Class EMEP non-voting equity, units Class L non-voting equity units and Class G non-voting equity units.

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

        Effective as of June 11, 2012, RT Investments entered into the Amended LLC Agreement. The Amended LLC Agreement established new classes of equity units (such new units, the "2012 Plan") in RT Investments in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of Preferred units and Class A Units of RT Investments. In addition to the Preferred Units and Class A Units of RT Investments, the Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units, and 100 Class G Units. The Amended LLC Agreement also provides that any forfeited or repurchased Class EMEP Units may be reallocated by Dr. Dosoretz, in his sole discretion, for so long as he is Chief Executive Officer of the Company. The Amended LLC Agreement provides for the cancellation of RT Investments' existing Class B and Class C incentive equity units.

        Generally, for Class MEP units awarded, 66.6% vest upon issuance, while the remaining 33.4% vest on the 18 month anniversary of the issuance date. There are no performance conditions for the MEP units to vest. For newly hired individuals after January 1, 2012, vesting occurs at 33.3% in years one and two, and 33.4% in year three of the individual's hire date. In the event of a sale or public offering of the Company prior to termination of employment, all unvested Class MEP units would vest upon consummation of the transaction. The MEP units are eligible to receive distributions only upon a return of all capital invested in RT Investments, plus the amounts to which the Class EMEP Units, are entitled to receive under the Amended LLC Agreements.

        Vesting of the Class EMEP units is dependent upon achievement of an implied equity value target. The right to receive proceeds from vested units is dependent upon the occurrence of a qualified sale or liquidation event. Specifically, the percentage of EMEP units that vest is based on the implied value of the Company's equity, to be measured quarterly beginning December 31, 2012. 25% of the awards will be eligible for vesting if the "implied equity value" exceeds a predetermined threshold, with 50% incremental vesting eligibility if the implied value exceeds several higher thresholds for at least two consecutive quarters. The implied equity value per the Amended LLC Agreement is a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the Amended LLC Agreement.

Grant of Class L Units

        Dr. Dosoretz, received Class L Unit awards in addition to Class MEP and Class EMEP Units. The Class L Units rank lower than the Class MEP and EMEP Units in the waterfall distribution, and will not receive distributions until and unless the performance conditions that result in vesting of the EMEP units occurs. The terms of the Class L unit award to Dr. Dosoretz do not have any service or performance conditions. The Class L units vest upon issuance, and the fair value of the units awarded was recognized upon issuance

Grant of Preferred and Class A Units

        In addition to the 2012 equity-based incentive plans, Messrs. Carey and Garcia also received Preferred and Class A Unit awards, entitling them to participate in distributions in accordance with the waterfall distribution of the Amended LLC Agreement. Mr. Carey was granted 296 units and 5,625 units, of Preferred and Class A units, respectively. Mr. Garcia was granted 500 units and 25,000 units, of Preferred and Class A units, respectively.

        For Mr. Carey, 33.3% of the Preferred and Class A awards vest on January 1, 2013, with the remaining 66.7% vesting in equal amounts on January 1, 2014 and January 1, 2015. For Mr. Garcia, 33.3% of the Preferred and Class A awards vest upon issuance, with the remaining 66.7% vesting in equal amounts on February 7, 2013 and February 7, 2014. Any unvested shares would vest automatically upon the occurrence of a sale or liquidation event, provided the executives remain employed by the Company at the time of the event. Vested shares are subject to forfeiture only in the event of termination for cause, or engaging in prohibited activities.

        The vesting schedule for the units described above was designed to motivate our named executive officers and other members of management to enhance our financial and operational performance and equity value over the long-term as well as to promote executive retention.

        The following table presents the outstanding grants of Class MEP non-voting equity units and Class EMEP non-voting equity units to our named executive officers as of December 31, 2012:

Name	Class MEP Units	Class EMEP Units	Class L Units
Daniel E. Dosoretz, M.D., President and Chief Executive Officer	70,000	5,000	100
Joseph M. Garcia, Chief Operating Officer	136,364	14,815	—
Constantine A. Mantz, M.D., Chief Medical Officer	45,455	5,556	—
Norton L. Travis, Executive Vice President and General Counsel	127,273	13,333	—
Bryan J. Carey, Vice Chairman and Chief Financial Officer	145,455	16,667	—

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

Severance and Change in Control Benefits

        Our named executive officers are entitled to certain severance benefits as set forth in their respective employment agreements in the event of termination of employment. We believe these benefits are an essential element of our compensation program for our named executive officers and assist us in recruiting and retaining talented individuals. Our Compensation Committee believes that these benefits are valuable as they address the valid concern that it may be difficult for our named executive officers to find comparable employment in a short period of time in the event of termination. The severance benefits may differ for named executive officers depending on the positions they hold and how difficult it might be or how long it might take for them to find comparable employment. The employment agreements of our named executive officers do not contain change in control benefit provisions providing for payments but the Management Unit Subscription Agreements for Class MEP non-voting equity units of RT Investments and Class EMEP non-voting equity units of RT Investments to contain certain acceleration provisions in the event of a sale of the Company.

Summary Compensation Table

        The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for services rendered to us during the prior three fiscal years.

	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation ($)	Other Annual Compensation ($)		Total ($)
Daniel E. Dosoretz M.D.	2012	2,000,000	27,042	1,469,686	350,000	118,305	(3)	3,965,033
President, Chief Executive Officer	2011	2,000,000	25,065	—	600,000	22,047	(3)	2,647,112
and Director	2010	2,000,000	29,479	—	600,000	87,154	(3)	2,716,633
Joseph M. Garcia,	2012	400,000	—	1,381,104	192,000	65	(5)	1,973,169
Chief Operating Officer	2011	346,154	50,000	—	200,000	—		596,154
	2010	—	—	—	—	—		—
Constantine A. Mantz, M.D.	2012	1,100,000	312,675	367,262	—	68	(5)	1,780,005
Chief Medical Officer	2011	961,000	570,895	—	—	30	(5)	1,531,925
	2010	840,000	637,479	—	—	—		1,477,479
Norton L. Travis	2012	900,000	141,565	941,733	—	320	(5)	1,983,618
Executive Vice President and	2011	900,000	50,000	—	200,000	129	(5)	1,150,129
General Counsel	2010	900,000	60,000	—	120,000	2,450	(4)	1,082,450
Kerrin Gillespie(5)	2011	161,981	—	—	—	29	(5)	162,010
former Chief Financial Officer	2010	307,692	60,000	—	76,000	—		443,692
Bryan J. Carey	2012	475,000	200,000	1,298,162	250,000	135	(5)	2,223,297
Chief Financial Officer	2011	—	—	—	—	100,000	(7)	—
	2010	—	—	—	—	—		—

(1)
The amounts set forth in this column represent discretionary bonuses approved by the Company's board of directors except for Dr. Dosoretz's 2012 - 2010 bonuses and Dr Mantz's 2012-2010 bonuses, which were based on production and ancillary bonus arrangements set forth in their respective physician employment agreements.

(2)
Granted on June 11, 2012 in connection with the initial grants under the RT Investments equity-based incentive plan, as explained in more detail above, under "Compensation Discussion and Analysis—Long-Term Equity Incentives."

(3)
These amounts consist of: (i) compensation associated with the personal use of the Company's corporate aircraft in 2012, 2011 and 2010 in the amounts of $118,048, $21,918 and $84,575, respectively; (ii) discretionary company profit-sharing contributions to our Profit Sharing 401(k) and Retirement Plan in 2010 in the amounts of $2,450; and (iii) life insurance premiums paid by the Company in 2012, 2011 and 2010 of $257, $129 and $129, respectively.

(4)
These amounts consist of discretionary company profit-sharing contributions to our Profit Sharing 401(k) and Retirement Plan in 2010.

(5)
These amounts consist of life insurance premiums paid by the Company in 2012 and 2011.

(6)
Mr. Gillespie's employment commenced on March 15, 2010 and ended on May 16, 2011.

(7)
Mr. Carey's employment commenced on January 1, 2012. Mr. Carey has served as our Interim Chief Financial Officer since May 2011 and previously served as our interim Chief Financial Officer from August 2009 until March 14, 2010. In 2011 we recruited Mr. Carey and awarded Mr. Carey $100,000 for his interim services as Chief Financial Officer.

Grants of Plan-Based Awards in Fiscal 2012

        The following table provides supplemental information relating to grants of plan-based awards to our named executive officers in fiscal 2012.

	Payout Levels Under Non-Equity Incentive Plan Awards(1)
	Minimum ($)	Target ($)	Maximum ($)
Daniel E. Dosoretz, M.D.	300,000	1,500,000	3,000,000
Joseph M. Garcia.	48,000	240,000	480,000
Constantine A. Mantz, M.D.	—	—	—
Norton L. Travis	60,000	300,000	600,000
Bryan J. Carey	80,750	403,750	807,500

(1)
Thresholds under our non-equity performance incentive bonus plan are determined annually by the Company's board of directors. Amounts represent potential payouts relating to 2012 based on current based compensation. Amounts set forth in this table exclude the achievement of specified objectives, which if achieved could provide an additional 20% bonus based on a named executive officer's base salary.

	Payout Levels Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units(#)
	Grant Date(1)	Target (#)	Unit Class	Grant Date Fair Value of Equity Awards($)(2)
Daniel E. Dosoretz, M.D.	6/11/12	70,000	Class MEP	232,400	—
	6/11/12	5,000	Class EMEP	194,700	—
	6/11/12	100	Class L	1,042,586	—
Joseph M. Garcia	6/11/12	500	Preferred	237,480	—
	6/11/12	25,000	Class A	114,000	—
	6/11/12	136,364	Class MEP	452,728	—
	6/11/12	14,815	Class EMEP	576,896	—
Constantine A. Mantz, M.D.	6/11/12	45,455	Class MEP	150,911	—
	6/11/12	5,556	Class EMEP	216,351	—
Norton L. Travis	6/11/12	127,273	Class MEP	422,546	—
	6/11/12	13,333	Class EMEP	519,187	—
Bryan J. Carey	6/11/12	296	Preferred	140,588	—
	6/11/12	5,625	Class A	25,650	—
	6/11/12	145,455	Class MEP	482,911	—
	6/11/12	16,667	Class EMEP	649,013	—

(1)
Date on which the restricted units were transferred to the named executive officer.

(2)
Reflects the grant date fair value computed in accordance with Accounting Standards Codification 718.

Outstanding Equity Awards at 2012 Fiscal-Year End

        The following table provides information regarding outstanding equity awards held by our named executive officers as of the end of fiscal 2012.

	Stock Awards
				Equity Incentive Plan Awards
	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested($)(c)	Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(c)
Daniel E. Dosoretz, M.D.	23,380	Class MEP Units(a)	$21,743	5,000	Class EMEP Units(a)	$107,600
Joseph M. Garcia.	45,546	Class MEP Units(a)	42,357	14,815	Class EMEP Units(a)	318,819
	333	Preferred Units(b)	145,900
	16,667	Class A Units(b)	$33,667
Constantine A. Mantz, M.D.	15,182	Class MEP Units(a)	14,119	5,556	Class EMEP Units(a)	119,565
Norton L. Travis	42,509	Class MEP Units(a)	39,534	13,333	Class EMEP Units(a)	286,926
Bryan J. Carey	48,582	Class MEP Units(a)	45,181	16,667	Class EMEP Units(a)	358,674
	296	Preferred Units(b)	129,559
	5,625	Class A Units(b)	11,363

(a)
Granted on June 11, 2012 in connection with the initial grants under the RT Investments equity-based incentive plan. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is June 11, 2012. The Class MEP non-voting equity units of RT Investments time vest 66.6% upon issuance, while the remaining 33.4% vest on the 18 month anniversary of the issuance date and the Class EMEP non-voting equity units of RT Investments vest upon achievement of an implied equity value target. The right to receive proceeds from vested units is dependent upon the occurrence of a qualified sale or liquidation event, as explained in more detail above, under "Compensation Discussion and Analysis—Long-Term Equity Incentives."

(b)
For Mr. Carey, 33.3% of the Preferred and Class A awards vest on January 1, 2013, with the remaining 66.7% vesting in equal amounts on January 1, 2014 and January 1, 2015. For Mr. Garcia, 33.3% of the Preferred and Class A awards vest upon issuance, with the remaining 66.7% vesting in equal amounts on February 7, 2013 and February 7, 2014. Any unvested shares would vest automatically upon the occurrence of a sale or liquidation event, provided the executives remain employed by the Company at the time of the event. Vested shares are subject to forfeiture only in the event of termination for cause, or engaging in prohibited activities, as explained in more detail above, under "Compensation Discussion and Analysis—Long-Term Equity Incentives."

(c)
Payout value represents fair market value determined as of fiscal year-end, which is $0.93 per Class MEP non-voting equity unit of RT Investments, $21.52 per Class EMEP non-voting equity unit of RT Investments, $437.70 per Preferred unit of RT Investments and $2.02 per Class A equity unit of RT Investments.

Option Exercises and Stock Vested

        No options were issued, outstanding or exercised during fiscal 2012. For purposes of this disclosure item, no units were vested during fiscal 2012 such that value was realized, as the Company could repurchase at cost the units of any executive who terminated his or her employment voluntarily during fiscal 2012. However, if an executive officer were terminated without cause or resigned for good reason as of the last day of the fiscal year, he or she would be entitled to receive proceeds for a portion of his or her units. See "Compensation Discussion and Analysis—Treatment of Equity Interests in Radiation Therapy Services Holdings, Inc." below.

Pension Benefits

        The Company has no pension plans.

Nonqualified Deferred Compensation

        The Company does maintain a nonqualified deferred compensation plans. None of the named executives participated in the nonqualified deferred compensation plan in 2012.

Employment Agreements

Executive and Physician Employment Agreements with Daniel E. Dosoretz, M.D.

        Executive Employment Agreement.    We have entered into an Amended and Restated Executive Employment Agreement, dated effective as of June 11, 2012, with Daniel E. Dosoretz, M.D., pursuant to which Dr. Dosoretz serves as our President and Chief Executive Officer. The employment term is a five-year term and provides Dr. Dosoretz with the option to further extend the initial term thereof by an additional two years at any time prior to the second anniversary of the date thereof.

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

        Physician Employment Agreement.    In addition, we have entered into an Amended and Restated Physician Employment Agreement, dated as of June 11, 2012, with Dr. Dosoretz, pursuant to which Dr. Dosoretz shall provide medical services as a radiation oncologist at such locations as are mutually agreed. The employment term is a five-year term and provides Dr. Dosoretz with the option to further extend the initial term thereof by an additional two years at any time prior to the second anniversary of the date thereof. For services rendered under the Physician Employment Agreement, Dr. Dosoretz shall receive an annual base salary of $500,000, and the Company shall be obligated to pay all medical malpractice insurance premiums during employment and any "tail" coverage premiums after termination or expiration of this agreement.

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

Executive Employment Agreement with Joseph M. Garcia

        We have entered into an executive employment agreement, dated effective as of March 1, 2011, with Joseph M. Garcia, pursuant to which Mr. Garcia serves as Chief Operating Officer. The employment term is a three-year term beginning February 7, 2011 with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement. Pursuant to an amendment dated as of June 11, 2012, the initial term of the agreement was extended to April 1, 2017.

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

        Mr. Gillespie's employment ended on May 16, 2011.

Executive Employment Agreement with Norton L. Travis

        We have entered into an executive employment agreement, dated effective as of February 21, 2008, with Norton L. Travis, pursuant to which Mr. Travis serves as our Executive Vice President and General Counsel. The employment term is a five-year term with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement. On February 3, 2011, the employment agreement was amended to provide for a termination date of February 3, 2016 with automatic extensions thereafter unless either party provides the other 120 days prior written notice not to renew the agreement. Pursuant to an amendment dated as of June 11, 2012, Mr. Travis has the option to extend the initial term of his employment by an additional two years at any time prior to the second anniversary of the date of execution the amendment.

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

Executive Employment Agreement with Bryan J. Carey

        We have entered into an executive employment agreement, dated effective as of January 1, 2012, with Bryan J. Carey, pursuant to which Mr. Carey serves as Vice Chairman and Chief Financial Officer. The employment term is a five-year term beginning January 1, 2012 with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

        Mr. Carey is currently entitled to receive an annual base salary of at least $475,000 and will have the opportunity to earn an initial annual cash performance incentive bonus equal to 85% of his annual base salary based on criteria as reasonably agreed to between Mr. Carey and the Chief Executive Officer of the Company, with reasonable approval from the Compensation Committee. For each of 2012 and 2013, the minimum amount of the performance bonus payable to Mr. Carey will be $200,000. Mr. Carey also has the opportunity to earn an additional discretionary bonus upon achievement of related operating performance targets. Mr. Carey is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We have also agreed to indemnify Mr. Carey in connection with his capacity as an officer. If Mr. Carey's employment is terminated by us during the term of the agreement, he is entitled to his Accrued Compensation.

        Mr. Carey may terminate his employment at any time for any reason. If Mr. Carey resigns or otherwise voluntarily terminates his employment and the termination is not for "good reason" during the term of his employment (as defined in his employment agreement), he will be entitled to receive his base salary accrued and unpaid through the date of termination and his earned and unpaid annual cash incentive payment, if any, for the fiscal year prior to the termination date. Mr. Carey shall also receive any nonforfeitable benefits already earned and payable to him under the terms of any deferred compensation, incentive or other benefit plan maintained by RTS, payable in accordance with the terms of the applicable plan. If Mr. Carey's employment is terminated by RTS for Cause (as defined in his employment agreement), the amount he shall be entitled to receive will be limited to the Accrued Compensation.

        If Mr. Carey's employment is terminated by us without "Cause" or by Mr. Carey for "good reason" (as defined in his employment agreement), subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants, and in addition to the payment of the Accrued Compensation, We are obligated to make monthly payments to Mr. Carey for a period of 24 months after his termination date. Each monthly payment shall be equal to 1/12th of Mr. Carey's annual base salary, as in effect at the termination date plus the average performance bonus for the three years immediately prior to the termination date. In the event such termination is within six months prior to or after a "Change of Control," Mr. Carey will be entitled to such payments for a period of 36 months instead of 24 months. In addition, if Mr. Carey should elect continued COBRA coverage, we shall pay during the period Mr. Carey actually continues such coverage, the same percentage of monthly premium costs for COBRA continuation coverage as it pays of the monthly premium costs for medical coverage for senior executives generally.

        Mr. Carey is also subject to a covenant not to disclose our confidential information during his employment term, and at all times during his employment term and ending 24 months after his termination date, Mr. Carey covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Mr. Carey breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

Potential Payments upon Termination

        The following disclosure indicates the potential payments and benefits to which our named executive officers would be entitled upon termination of employment. All calculations are based on an assumed termination date of December 31, 2011. The disclosure below does not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. Potential payments upon termination attributable to Mr. Gillespie is not presented below since he did not receive any such payments as a result of his voluntarily termination of employment with the Company on May 16, 2011.

Potential Payments to Each Named Executive Officer

Daniel E. Dosoretz, M.D., President and Chief Executive Officer(1)

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over Two Years ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	4,033,333	350,000	14,400	4,397,733
Voluntary resignation	—	—	—	—	—
Disability or death(2)	350,000	—	—	—	350,000

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

Joseph M. Garcia, Chief Operating Officer(1)

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over 12 Months ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	592,000	192,000	—	784,000
Voluntary resignation	—	—	—	—	—
Disability or death(2)	192,000	—	—	—	192,000

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

Norton L. Travis, Executive Vice President and General Counsel

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over Two Years ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	1,800,000	—	—	1,800,000
Voluntary resignation	—	—	—	—	—
Disability or death(1)	—	—	—	—	—

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

Bryan J. Carey, Chief Financial Officer(1)

Event	Cash Severance Lump Payment ($)	Cash Severance Payment Over Two Years ($)	Non-Equity Incentive Plan Compensation ($)	Medical & Dental Healthcare Benefits ($)	Total ($)
For cause or resignation without good reason	—	—	—	—	—
Involuntary termination without cause, resignation for good reason	—	1,450,000	250,000	17,160	1,717,160
Voluntary resignation	—	—	—	—	—
Disability or death(1)	475,000	—	—	—	475,000

(1)
Mr. Carey's employment commenced on January 1, 2012.

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

Treatment of Equity Interests in RT Investments

        Upon the termination of the executive's employment with the Company for any reason whatsoever, (a) all unvested Class MEP non-voting equity units of RT Investments held by the executive as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date and (b) all vested Class MEP non-voting equity units of RT Investments held by the executive shall remain outstanding, except that if executive's employment is terminated by the Company for cause at any time or by the executive without good reason during the two year period following the grant date, or if executive engages in any non-compete activities prohibited under his employment agreement and as further defined in the Incentive Unit Grant Agreement for Class MEP non-voting equity units of RT Investments and Class EMEP non-voting equity units of RT Investments during the time that such activities are prohibited, then all Class MEP Units (whether vested or unvested) and all Class EMEP non-voting equity units of RT Investments (whether vested or unvested) held by such terminated executive shall expire and be immediately forfeited and canceled in their entirety as of the earlier of the termination date or the date executive engages in such prohibited activities.

        Upon the termination of the executive's employment with the Company for any reason whatsoever, the Class MEP non-voting equity units and Class EMEP non-voting equity units of RT Investments held by the executive shall be treated as follows:

  (i)
  If the Executive's employment with the Company and its subsidiaries terminates for any reason prior to the Company's initial Public Offering (in any event excluding termination of employment by Retirement prior to the Company's initial Public Offering), the Company shall have the right, but not the obligation to purchase, and if the Company's option is exercised, and each member of the Executive Group shall be required to sell to the Company, any or all of such Vested Class MEP Units and Vested Class EMEP Units then held by such member of the Executive Group, at a price per Unit equal to the applicable purchase price.

        Treatment Upon a Sale of the Company or Public Offering Prior to Termination of Employment. All Unvested Class MEP Units held by the Executive shall fully vest upon the consummation of an initial Public Offering or a Sale of the Company, in each case, if the Executive's employment with the Company or its subsidiaries has not been terminated prior to the consummation of such initial Public Offering or Sale of the Company, as applicable.

        Treatment of Class EMEP Units Upon Termination of Employment Without Cause or for Good Reason. If the Executive's employment with the Company is terminated by the Company without Cause or due to Executive's resignation for Good Reason, a number of Class EMEP Units equal to the product of (a) the Vested Percentage (as defined below), multiplied by (b) the number of the Class EMEP Units (the "Vested Class EMEP Units") granted to the Executive shall (i) remain outstanding following such termination of employment, (ii) remain owned by the Executive (or his or her Permitted Transferees, as applicable), and (iii) be deemed to be a Class EMEP Unitholder under the LLC Agreement, and shall have all rights under the LLC Agreement, in each case, solely with respect to such Vested Class EMEP Units; provided, that such Vested Class EMEP Units shall be subject to the Company right to purchase the vested class EMEP units. For purposes hereof, "Vested Percentage" means the product of (x) 50.0%, multiplied by (y) the Valuation Percentage (as defined in the LLC Agreement), determined in accordance with the LLC Agreement assuming that the date of determination of the Valuation Percentage is the Termination Date (it being understood and agreed that the Valuation Percentage shall be 0% if the Termination Date of the Executive is prior to March 31, 2013); provided, that, solely for purposes of determining the Vested Percentage hereunder, the reference to "75 percent" in the definition of "Valuation Percentage" in the LLC Agreement shall be replaced by "100 percent".

        Treatment Upon a Sale of the Company or Public Offering After Termination of Employment. If the Executive's employment with the Company is terminated by the Company without Cause or due to Executive's resignation for Good Reason, no Unvested Class MEP Units or Class EMEP Units granted to the Executive shall be forfeited during the six (6) month period (as such period may be extended as described below, the "Pendency Period") immediately following the Executive's termination of employment. If, during the Pendency Period, the Company (or one of its Subsidiaries) (i) consummates an initial Public Offering or (ii) executes definitive documentation that ultimately results in the consummation of a Sale of the Company (each of clause (i) and (ii), a "Trigger Event"), then (x) all Unvested Class MEP Units granted to the Executive shall fully vest upon the occurrence of such Trigger Event and (y) all Class EMEP Units granted to the Executive shall be deemed "Vested Class EMEP Units" and be treated in the manner described above (including the proviso thereof). If the Company (or its Subsidiaries) executes definitive documentation relating to a Sale of the Company during the six (6) month period immediately following the Executive's termination of employment, then the Pendency Period shall be extended until such time as such Sale of the Company is consummated or the definitive documentation relating thereto is terminated. During the Pendency Period, the Unvested Class MEP Units granted to the Executive and the Class EMEP Units granted to the Executive shall remain owned by the Executive (or his or her Permitted Transferees, as applicable); provided, that the holder thereof shall not have any rights in respects of such Units during the Pendency Period. If no Trigger Event occurs during the Pendency Period, all Unvested Class MEP Units and all Class EMEP Units (other than the Vested Class EMEP Units) shall expire and be immediately forfeited and canceled in their entirety as of the end of the Pendency Period.

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

        Submitted by the Compensation Committee of the Company's board of directors:

James L. Elrod, Jr. (Chair)
Howard M. Sheridan, M.D.

Directors Compensation

        The following tables provide information concerning certain of our employees who are not named executive officers but who serve as a director on the Company's board of directors. We do not provide any remuneration to the members of the Company's board of directors other than to the directors listed below and the compensatory arrangements with certain of our directors designated as a named executive office other than for director services. See "Executive Compensation" and "Certain Relationships and Related Party Transactions." Shares and stock options are not included in this table because none were issued during fiscal 2012 and none were outstanding at fiscal year-end. Further, changes in pension value and nonqualified deferred compensation earnings are also not included in this table because the Company does not maintain any pension plans and the Directors did not participate in our nonqualified deferred compensation plans.

	Fees Earned or Paid in Cash($)	Stock Award($)		Non-Equity Incentive Plan Compensation($)(1)	All Other Annual Compensation($)		Total($)
Howard M. Sheridan, M.D.	—	—		—	305,402	(2)	305,402
James H. Rubenstein, M.D(1).	—	6,036	(3)	—	677,277	(3)	683,313

(1)
Dr. Rubenstein participates in the Company's annual cash incentive bonus award plan. See "Executive Compensation." For fiscal year 2012, Dr. Rubenstein was eligible to earn an annual cash performance incentive bonus award with a target bonus amount not less than $400,000 pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA and net debt targets. The relative weight of each factor in determining the cash performance incentive bonus award was determined by the Company's board of directors. PF Adjusted EBITDA also includes certain adjustments, such as loss on extinguishment of debt, non-cash impairment losses and gains/losses on disposal of assets, minority interest, equity-based compensation, employee severance and other costs, acquisition costs, management fee to Vestar, adjustment related to sale-leaseback accounting, litigation expenses, non-cash rent expense and other adjustments. For fiscal year 2012, the Company's board of directors assigned a 60% weighting to PF Adjusted EBITDA performance measure, a 20% weighting to net debt performance measure to encourage management to focus more on making long-term investments to grow our business, and a 20% weighting to achievement of specified objectives. The specified objectives were achieved in 2010 in addition to the achievement of the PF Adjusted EBITDA and net debt targets at the minimum levels.

(2)
We entered into an Executive Employment Agreement with Dr. Sheridan in connection with the Merger under which Dr. Sheridan provides corporate executive services and support in such areas as strategic planning, mergers and acquisitions, and physician, payor and hospital relationships. This agreement provides for a base salary of $300,000 and a performance incentive bonus at the discretion of the Company's board of directors, or it's Compensation Committee. Compensation associated with the personal use of the Company's corporate aircraft in 2012 of $5,035 and life insurance premiums paid by the Company in 2012 of $367. Dr. Sheridan did not receive a discretionary bonus in fiscal 2012.

(3)
We entered into an Executive Employment Agreement with Dr. Rubenstein in conjunction with the Merger in which Dr. Rubenstein serves as Secretary and Medical Director. This agreement provides for a base salary of $400,000 and participation in the annual cash performance incentive bonus award plan as described above. In addition, we entered into a Physician Employment Agreement with Dr. Rubenstein also in connection with the Merger which provided for an annual base salary of $300,000. The Physician Employment Agreement was amended in February 2010, to reduce the annual base salary to $200,000. In 2012, Dr. Rubenstein received $27,042 pursuant to a production and ancillary bonus arrangement, a $50,000 discretionary bonus for his dedicated services in the field of radiation oncology and life insurance premiums paid by the Company in 2012 of $235. $6,036 of stock awards granted on June 11, 2012 in connection with the initial grants under the RT Investments equity-based incentive plan, as explained in more detail above, under "Compensation Discussion and Analysis—Long-Term Equity Incentives."

In the event that either the Physician Employment Agreement or Executive Employment Agreement is terminated for any reason, Dr. Rubenstein's annual base salary under the respective continuing agreement shall be increased to $700,000.

Grants of Plan-Based Awards in Fiscal 2012

        The following table provides supplemental information relating to grants of plan-based awards to our directors in fiscal 2012.

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

Outstanding Equity Awards at 2012 Fiscal-Year End

	Payout Levels Under Equity Incentive Plan Awards
	Grant Date(1)	Target (#)	Unit Class	Grant Date Fair Value of Equity Awards($)(2)	All Other Stock Awards: Number of Shares of Stock or Units(#)
Howard M. Sheridan, M.D.	—	—	—	—	—
James H. Rubenstein, M.D.	6/11/12	1,818	Class MEP	6,036	—

(1)
Date on which the restricted units were transferred to the named executive officer.

(2)
Reflects the grant date fair value computed in accordance with Accounting Standards Codification 718.

        The following table provides information regarding outstanding equity awards held by our directors as of the end of fiscal 2012.

	Stock Awards
					Equity Incentive Plan Awards
	Number of Shares or Units of Stock That Have Not Vested(#)			Market Value of Shares or Units of Stock That Have Not Vested($)(c)	Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(c)
Howard M. Sheridan, M.D.	—	—		—	—	—	—
James H. Rubenstein, M.D.	607	Class MEP Units(a	)	$565	—	—	—

(a)
Granted on June 11, 2012 in connection with the initial grants under the RT Investments equity-based incentive plan. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is June 11, 2012. The Class MEP non-voting equity units of RT Investments time vest 66.6% upon issuance, while the remaining 33.4% vest on the 18 month anniversary of the issuance date, as explained in more detail above, under "Compensation Discussion and Analysis—Long-Term Equity Incentives."

(b)
Payout value represents fair market value determined as of fiscal year-end, which is $0.93 per Class MEP non-voting equity unit of RT Investments.

Option Exercises and Stock Vested

        No options were issued, outstanding or exercised during fiscal 2012. For purposes of this disclosure item, no units were vested during fiscal 2012 such that value was realized, as the Company could repurchase at cost the units of any executive or director who terminated his or her employment voluntarily during fiscal 2012. However, if an executive or director were terminated without cause or resigned for good reason as of the last day of the fiscal year, he or she would be entitled to receive proceeds for a portion of his or her units. See "Compensation Discussion and Analysis—Treatment of Equity Interests in Radiation Therapy Services Holdings, Inc."

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

Potential Payments upon Termination

        The following disclosure indicates the potential payments and benefits to which our directors would be entitled upon termination of employment. All calculations are based on an assumed termination date of December 31, 2012. The disclosure below does not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the directors.

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

Treatment of Equity Interests in RT Investments

        Upon the termination of the executive's employment with the Company for any reason whatsoever, (a) all unvested Class MEP non-voting equity units of RT Investments held by the executive as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date and (b) all vested Class MEP non-voting equity units of RT Investments held by the executive shall remain outstanding, except that if executive's employment is terminated by the Company for cause at any time or by the executive without good reason during the two year period following the grant date, or if executive engages in any non-compete activities prohibited under his employment agreement and as further defined in the Incentive Unit Grant Agreement for Class MEP non-voting equity units of RT Investments and Class EMEP non-voting equity units of RT Investments during the time that such activities are prohibited, then all Class MEP Units (whether vested or unvested) and all Class EMEP non-voting equity units of RT Investments (whether vested or unvested) held by such terminated executive shall expire and be immediately forfeited and canceled in their entirety as of the earlier of the termination date or the date executive engages in such prohibited activities.

        Upon the termination of the executive's employment with the Company for any reason whatsoever, the Class MEP non-voting equity units and Class EMEP non-voting equity units of RT Investments held by the executive shall be treated as follows:

  (i)
  If the Executive's employment with the Company and its subsidiaries terminates for any reason prior to the Company's initial Public Offering (in any event excluding termination of employment by Retirement prior to the Company's initial Public Offering), the Company shall have the right, but not the obligation to purchase, and if the Company's option is exercised, and each member of the Executive Group shall be required to sell to the Company, any or all of such Vested Class MEP Units and Vested Class EMEP Units then held by such member of the Executive Group, at a price per Unit equal to the applicable purchase price.

        Treatment Upon a Sale of the Company or Public Offering Prior to Termination of Employment. All Unvested Class MEP Units held by the Executive shall fully vest upon the consummation of an initial Public Offering or a Sale of the Company, in each case, if the Executive's employment with the Company or its subsidiaries has not been terminated prior to the consummation of such initial Public Offering or Sale of the Company, as applicable.

        Treatment of Class EMEP Units Upon Termination of Employment Without Cause or for Good Reason. If the Executive's employment with the Company is terminated by the Company without Cause or due to Executive's resignation for Good Reason, a number of Class EMEP Units equal to the product of (a) the Vested Percentage (as defined below), multiplied by (b) the number of the Class EMEP Units (the "Vested Class EMEP Units") granted to the Executive shall (i) remain outstanding following such termination of employment, (ii) remain owned by the Executive (or his or her Permitted Transferees, as applicable), and (iii) be deemed to be a Class EMEP Unitholder under the LLC Agreement, and shall have all rights under the LLC Agreement, in each case, solely with respect to such Vested Class EMEP Units; provided, that such Vested Class EMEP Units shall be subject to the Company right to purchase the vested class EMEP units. For purposes hereof, "Vested Percentage" means the product of (x) 50.0%, multiplied by (y) the Valuation Percentage (as defined in the LLC Agreement), determined in accordance with the LLC Agreement assuming that the date of determination of the Valuation Percentage is the Termination Date (it being understood and agreed that the Valuation Percentage shall be 0% if the Termination Date of the Executive is prior to March 31, 2013); provided, that, solely for purposes of determining the Vested Percentage hereunder, the reference to "75 percent" in the definition of "Valuation Percentage" in the LLC Agreement shall be replaced by "100 percent".

        Treatment Upon a Sale of the Company or Public Offering After Termination of Employment. If the Executive's employment with the Company is terminated by the Company without Cause or due to Executive's resignation for Good Reason, no Unvested Class MEP Units or Class EMEP Units granted to the Executive shall be forfeited during the six (6) month period (as such period may be extended as described below, the "Pendency Period") immediately following the Executive's termination of employment. If, during the Pendency Period, the Company (or one of its Subsidiaries) (i) consummates an initial Public Offering or (ii) executes definitive documentation that ultimately results in the consummation of a Sale of the Company (each of clause (i) and (ii), a "Trigger Event"), then (x) all Unvested Class MEP Units granted to the Executive shall fully vest upon the occurrence of such Trigger Event and (y) all Class EMEP Units granted to the Executive shall be deemed "Vested Class EMEP Units" and be treated in the manner described above (including the proviso thereof). If the Company (or its Subsidiaries) executes definitive documentation relating to a Sale of the Company during the six (6) month period immediately following the Executive's termination of employment, then the Pendency Period shall be extended until such time as such Sale of the Company is consummated or the definitive documentation relating thereto is terminated. During the Pendency Period, the Unvested Class MEP Units granted to the Executive and the Class EMEP Units granted to the Executive shall remain owned by the Executive (or his or her Permitted Transferees, as applicable); provided, that the holder thereof shall not have any rights in respects of such Units during the Pendency Period. If no Trigger Event occurs during the Pendency Period, all Unvested Class MEP Units and all Class EMEP Units (other than the Vested Class EMEP Units) shall expire and be immediately forfeited and canceled in their entirety as of the end of the Pendency Period.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        RT Investments owns 100% of the capital stock of Parent, which in turn holds 100% of the capital stock of Radiation Therapy Services, Inc., the issuer of the notes in this offering. The following table sets forth certain information with respect to the beneficial ownership of RT Investments' equity units as of December 31, 2012 by: (i) each person or entity who owns of record or beneficially 5% or more of any class of RT Investments' voting securities; (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of equity units subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2012 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The respective percentages of beneficial ownership of Class A voting equity units of RT Investments, Class MEP non-voting equity units of RT Investments, Class EMEP non-voting equity units of RT Investments and non-voting preferred equity units of RT Investments owned is based on 10,290,118 shares of Class A voting equity units of RT Investments, 915,458 shares of Class MEP non-voting equity units of RT Investments, 90,743 shares of Class EMEP non-voting equity units of RT Investments and 542,010 shares of non-voting preferred equity units of RT Investments outstanding as of December 31, 2012. This information has been furnished by the persons named in the table below or in filings made with the SEC. Unless otherwise indicated, the address of each of the directors and executive officers is c/o Radiation Therapy Services, Inc., 2270 Colonial Boulevard, Fort Myers, Florida 33907.

	Class A Units		Class MEP Units(3)		Class EMEP Units(3)		Preferred Units
Name of Beneficial Owner	Number(1)	Percent	Number(1)	Percent	Number(1)	Percent	Number(1)	Percent
Principal shareholder:
Funds affiliated with Vestar(2)	8,286,564	80.5%	—	—	—	—	437,134	80.7%
Directors and named executive officers:
Daniel E. Dosoretz, M.D.(4).	717,107	7.0%	70,000	7.6%	5,000	5.5%	37,829	7.0%
James L. Elrod, Jr.(5)	—	—	—	—	—	—	—	—
Bryan J. Carey(6)	5,625	*	145,455	15.9%	16,667	18.4%	296	*
Robert L. Rosner(7)	—	—	—	—	—	—	—	—
Erin L. Russell(8)	—	—	—	—	—	—	—	—
James H. Rubenstein, M.D.(9)	354,569	3.4%	1,818	*	—	—	18,704	3.5%
Alejandro Dosoretz	258,955	2.5%	30,000	3.3%	—	—	13,660	2.5%
Howard M. Sheridan, M.D.	179,277	1.7%	—	—	—	—	9,457	1.7%
Kerrin E. Gillespie	2,392	*	—	—	—	—	126	*
Eduardo Fernandez, M.D., Ph.D.(10)	15,936	*	30,909	3.4%	3,704	4.1%	841	*
Constantine A. Mantz, M.D.	7,968	*	45,455	5.0%	5,556	6.1%	420	*
Joseph Garcia	25,000	*	136,364	14.9%	14,815	16.3%	500	*
Norton L. Travis(11)	14,082	*	127,273	13.9%	13,333	14.7%	747	*
All directors and executive officers as a group (14 persons)	1,636,684	15.9%	820,002	89.6%	81,668	90.0%	85,523	15.8%

*
Represents less than 1%

(1)
Fractional units have been round to the nearest highest integer.

(2)
Includes 4,260,078 shares of Class A voting equity units of RT Investments and 224,728 shares of non-voting preferred equity units of RT Investments held by Vestar Capital Partners V, L.P., 1,171,620 shares of Class A voting equity units of RT Investments and 61,806 shares of non-voting preferred equity units of RT Investments held by Vestar Capital Partners V-A, L.P., 70,756 shares of Class A voting equity units of RT Investments and 3,733 shares of non-voting preferred equity units of RT Investments held by Vestar Executives V, L.P. and 234,398 shares of Class A voting equity units of RT Investments and 12,365 shares of non-voting preferred equity units of RT Investments held by Vestar Holdings V, L.P. Vestar Associates V, L.P. is the general partner of Vestar Capital Partners V, L.P., Vestar

  Capital Partners V-A, L.P., Vestar Executives V, L.P. and Vestar Holdings V, L.P. and Vestar Managers V Ltd. is the general partner of Vestar Associates V, L.P. As such, Vestar Managers V Ltd. has sole voting and dispositive power over the shares held by Vestar and its affiliated funds. Vestar's co-investors, which Vestar controls, own 2,549,712 shares of Class A voting equity units of RT Investments, or approximately 25% of Class A voting equity units of RT Investments, and 134,503 shares of non-voting preferred equity units of RT Investments, or approximately 25% of the preferred equity units of RT Investments. As such, Vestar and its affiliates control, and may be deemed to beneficially own 8,286,564 shares of Class A voting equity units of RT Investments, or approximately 81% of the Class A voting equity units of RT Investments, and 437,134 shares of the non-voting preferred equity units of RT Investments, or approximately 81% of the preferred equity units of RT Investments, through its ability to directly or indirectly control its co-investors. Each of Vestar and its affiliated funds disclaims beneficial ownership of such securities, except to the extent of its pecuniary interest therein. The address for each of Vestar and its affiliated funds is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(3)
Class MEP units and Class EMEP units are non-voting equity units of RT Investments issued under RT Investments' limited liability company agreement pursuant to which certain employees are eligible to receive incentive unit awards from an equity pool representing up to 12% of the common equity value of RT Investments following return of preferred capital, with respect to the Class MEP Units, and up to $13.5 million with respect to the Class EMEP Units.

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

(6)
Mr. Carey was a managing director of Vestar, and therefore may have been deemed to beneficially own the Class A voting equity units of RT Investments and the non-voting preferred equity units of RT Investments held by Vestar, its affiliated funds and its co-investors. Mr. Carey disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. Mr. Carey has served as our Interim Chief Financial Officer since May 2011 and previously served as our interim Chief Financial Officer from August 2009 until March 15, 2010. The address for Mr. Carey is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167. Effective January 1, 2012 Mr. Carey became our Chief Financial Officer.

(7)
Mr. Rosner is a managing director of Vestar, and therefore may be deemed to beneficially own the Class A voting equity units of RT Investments and the non-voting preferred equity units of RT Investments held by Vestar, its affiliated funds and its co-investors. Mr. Rosner disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. The address for Mr. Rosner is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

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

        We have entered into these administrative services agreements in order to comply with the laws of such states which prohibit us from employing physicians. Our administrative services agreements generally obligate us to provide treatment center facilities, staff and equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting and assistance in marketing services. Terms of the agreements are typically 20-25 years and renew automatically for successive five-year periods, with certain agreements having 30 year terms and automatically renewing for successive one-year periods. The administrative services agreements also contain restrictive covenants that preclude the professional corporations from providing substantially similar healthcare services, hiring another management services organization and soliciting our employees, customers and clients for the duration of the agreement and some period after termination, usually three years. Monthly fees for such services may be computed on a fixed basis, percentage of net collections basis, or on a per treatment basis, depending on the particular state requirements. The administrative services fees paid to us by such professional corporations under the administrative services agreements were approximately $83.5 million, $79.7 million and $58.8 million for the years ended December 31, 2010, 2011 and 2012, respectively.

        In addition, we have transition services agreements with the professional corporations owned by Drs. Dosoretz, Rubenstein and Katin, which correspond to the administrative services agreements. The transition services agreements provide that (i) the term of the agreements corresponds to the respective administrative services agreement and any renewals thereof, (ii) the shareholders grant us a security interest in the shares held by them in the professional corporation, and (iii) the shareholders are prohibited from making any transfer of the shares held by them in the professional corporation, including through intestate transfer, except to qualified shareholders with our approval. Upon certain shareholder events of transfer (as defined in the transition services agreements), including a transfer of shares by any shareholder without our approval or the loss of a shareholder's license to practice radiation therapy in his or her applicable state, for a period of 30 days after giving notice to us of such event, the other shareholders have an opportunity to buy their pro-rata portion of the shares being transferred. If at the end of the 30-day period, any of the transferring shareholder's shares have not been acquired, then, for a period of 30 days, the professional corporation has the option to purchase all or a portion of the shares. If at the end of that 30-day period any of the transferring shareholder's shares have not been acquired, we must designate a transferee to purchase the remaining shares. The purchase price for the shares shall be the fair market value as determined by our auditors. Upon other events relating to the professional corporation, including uncured defaults, we shall designate a transferee to purchase all of the shares of the professional corporation.

Lease Arrangements with Entities Owned by Related Parties

        We lease certain of our treatment centers and other properties from partnerships which are majority-owned by Drs. Dosoretz, Rubenstein, Sheridan, Katin and Mantz and Dr. Fernandez, our Senior Vice President, Director of Regional Operations. As of December 31, 2010, Drs. Dosoretz, Rubenstein, Sheridan, Katin, Fernandez and Mantz have ownership interests in these entities ranging from 0% to 100%. These leases have expiration dates through December 31, 2027, and provide for annual lease payments and executory costs, ranging from approximately $56,000 to $1.8 million. The aggregate lease payments we made to these entities were approximately $14.5 million, $15.8 million and $17.7 million for the years ended December 31, 2010, 2011 and 2012, respectively. The rents were determined on the basis of the debt service incurred by the entities and a return on the equity component of the project's funding. Prior to completing our initial public offering in June 2004, we engaged an independent consultant to complete a fair market rent analysis for the real estate leases with the real estate entities owned by our directors, executive officers and other management employees. The consultant determined that, with one exception, the rents were at fair market value. We negotiated a rent reduction for the one exception to bring it to fair market value as determined by the consultant. Since 2004, an independent consultant is utilized to assist the Audit/Compliance Committee in determining fair market rental for any renewal or new rental arrangements with any affiliated party.

        In October 1999, we entered into a sublease arrangement with a partnership, which was 62.4% owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin, to lease space to the partnership for an MRI center in Mount Kisco, New York. Sublease rentals paid by the partnership to the landlord were approximately $673,000, $733,000 and $755,000 for the years ended December 31, 2010, 2011 and 2012, respectively. In December 2012, Drs. Dosoretz, Rubenstein, Sheridan and Katin sold their interest in the partnership.

        We also maintain a construction company which provides remodeling and real property improvements at certain of our facilities. This construction company builds and constructs leased facilities on the lands owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin. Payments received by us for building and construction fees were approximately $0.5 million, $1.4 million and $1.7 million for the years ended December 31, 2010, 2011 and 2012, respectively. Amounts due to us for the construction services were approximately $49,000 and $1.3 million at December 31, 2011 and 2012, respectively.

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

        During 2010, we paid $2.0 million to Vestar Capital Partners V, L.P. for additional transaction advisory services in respect to the incremental amendments to our senior secured revolving credit facility, the additional $15.0 million of commitments to the revolver portion, and the complete refinancing of the senior subordinated notes. We paid approximately $1.3 million, $1.6 million and $1.2 million in management fees to Vestar for the years ended December 31, 2010, 2011 and 2012, respectively.

Management Stock Contribution and Unit Subscription Agreement

        In connection with the Closing, RT Investments entered into various Management Stock Contribution and Unit Subscription Agreements with our management employees, including Drs. Dosoretz, Sheridan, Rubenstein, Katin, Mantz and Fernandez, Ms. Dornaus and Messrs. Galmarini and Travis (each, an "Executive"), pursuant to which they exchanged certain shares of the Company's common stock held by them immediately prior to the effective time of the Merger or invested cash in the Company, in each case, in exchange for non-voting preferred equity units and Class A voting equity units of RT Investments. Under the Management Stock Contribution and Unit Subscription Agreements, if an Executive's employment is terminated by death or disability, by RT Investments and its subsidiaries without "cause" or by the Executive for "good reason" (each as defined in the respective Management Stock Contribution and Unit Subscription Agreement), or by RT Investments or its subsidiaries for "cause" or by the Executive for any other reason except retirement, or the Executive violates the non-compete or confidentiality provisions, RT Investments has the right and option to purchase, for a period of 90 days following the termination, any and all units held by the Executive or the Executive's permitted transferees, at the fair market value determined in accordance with the applicable Management Stock Contribution and Unit Subscription Agreement, subject to certain exceptions and limitations. Under Dr. Dosoretz's Management Stock Contribution and Unit Subscription Agreement, he also has certain put option rights to require RT Investments to repurchase his non-voting preferred equity units and Class A voting equity units if, prior to a sale of RT Investments, Parent or the Company in accordance with the Amended and Restated Securityholders Agreement or a Public Offering (as defined in the Amended and Restated Securityholders Agreement), his employment is terminated without cause or he terminates his employment for good reason and at such time RT Investments has met certain performance targets.

Amended and Restated Limited Liability Company Agreement

        Each of our directors and executive officers who is a holder of equity units of RT Investments, including Drs. Dosoretz, Sheridan, Rubenstein, Katin, Mantz and Fernandez, Ms. Dornaus, and Messrs Galmarini and Travis is a party to an Amended and Restated Limited Liability Company Agreement with RT Investments governing affairs of RT Investments and the conduct of its business. The Amended and Restated Limited Liability Company Agreement sets forth certain terms of the equity units held by members of RT Investments, including, among other things, the right of members to receive distributions, the voting rights of holders of equity units and the composition of the board of managers, subject to the terms of the Amended and Restated Securityholders Agreement. Under the Amended and Restated Limited Liability Company Agreement, Vestar's prior written consent is required for RT Investments to take engage in certain types of transactions, including mergers, acquisitions, asset sales, and incur indebtedness and make capital expenditures, subject to exceptions and limitations. The Amended and Restated Limited Liability Company Agreement contains customary indemnification provisions relating to holders of units and managers and officers of RT Investments.

Employment Agreement and Certain Employees

        We have entered into employment agreements with certain of our executive officers and directors, which contain compensation, severance, non-compete and confidentiality provisions. In addition, we have employed, and continue to employ, directly or indirectly, immediate family members of certain of our directors, executive officers and equityholders, including Dr. Dosoretz's brother (as further described below), Dr. Dosoretz's daughter, Amy Fox, M.D., and Dr. Rubenstein's brother, Paul Rubenstein. Alejandro Dosoretz received compensation under an executive employment agreement of approximately $0.5 million and $1.2 million for the years ended December 31, 2011 and 2012. Amy Fox, M.D. received compensation under a physician employment agreement of approximately $283,000, $339,000 and $201,000 for the years ended December 31, 2010, 2011 and 2012, respectively. Paul Rubenstein received compensation as our Director of Physician Contracting of approximately $171,000, $173,000 and $160,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

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

Medical Developers, LLC Acquisition

        On January 1, 2009, we entered into a Membership Interest Purchase Agreement with Lisdey S.A. an Uruguay corporation, Alejandro Dosoretz, Dr. Daniel Dosoretz's brother, and Bernardo Dosoretz, Dr. Daniel Dosoretz's father, and the spouses of Alejandro Dosoretz and Bernardo Dosoretz, pursuant to which we purchased a 33% interest in MDLLC, an entity that is now the majority owner and operator of 26 freestanding radiation oncology practices (of which two are under development) through 15 legal entities South America, Central America and the Caribbean (which translates into us owning a 19% indirect ownership interest in the underlying radiation therapy treatment centers), and a 19%

interest in Clinica de Radioterapia La Asuncion S.A., an entity that operates a treatment center in Guatemala. We purchased the 33% interest in MDLLC and the 19% interest in Clinica de Radioterapia La Asuncion S.A. at an aggregate purchase price of approximately $12.3 million, with a four-year call option to purchase the remaining 67% in MDLLC, which would result in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean, at a price based on a multiple of historical earnings before interest, taxes, depreciation and amortization. In connection with our entry into the Membership Interest Purchase Agreement, Alejandro Dosoretz entered into an employment agreement with an entity located in Argentina in which we hold interests as part of a joint venture, pursuant to which he receives an annual salary of approximately $180,000 for his services.

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

        Under the terms of the Membership Interest Purchase Agreements, RTSII and its subsidiaries purchased an additional 72% of the remaining interests in the entities, which when combined with RTSII's purchase of a 33% interest in MDLLC in January 2009, results in a 91% ownership interest in the entities. The aggregate purchase price for the MDLLC Purchase was $82.7 million and was determined based upon a multiple of historical earnings before interest, taxes, depreciation and amortization, and excess working capital. The purchase price was comprised of $47.5 million in cash, $16.05 million in Notes, $16.25 million of equity in the form of 25 shares of our common stock, and issuance of real estate located in Costa Rica totaling $0.6 million. In addition to the purchase price paid at closing, Alejandro Dosoretz also has the right to receive an earnout payment from RTSII based on a multiple of future earnings before interest, taxes, depreciation and amortization of certain radiation oncology centers acquired in the MDLLC Purchase, which such earnout payment, if any, would be paid one-half in the form of Notes and one-half in the form of equity of RT Investments. We recorded a contingent earnout accrual of approximately $2.3 million in our purchase price accounting for the MDLLC Purchase. At December 31, 2012, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.4 million. In connection with the MDLLC Purchase, RT Investments entered into the Contribution Agreement with Alejandro Dosoretz pursuant to which he exchanged the 25 shares of our common stock he received in the MDLLC Purchase for approximately 13,660 non-voting preferred equity units of RT Investments and approximately 258,955 Class A voting equity units of RT Investments, having an aggregate value of $16.25 million. Pursuant to one of the Membership Interest Purchase Agreements, Alejandro Dosoretz has the right to invest 10% (or more than 10% if approved by RTSII) of the cost of certain specific new radiation oncology centers of MDLLC and Clinica de Radioterapia La Asuncion S.A. in exchange for a 10% ownership interest in such new centers and an additional interest, which when combined with the 10% ownership interest, would entitle him to a return of his invested capital and 20% of the residual value of such new centers. RTSII has an option to buy such interests in the new centers on the third anniversary of the closing, and Alejandro Dosoretz has a right to sell such interests in the new centers on the fifth anniversary of the closing.

        In 2010, we provided medical equipment and parts inventory to MDLLC in the amount of approximately $769,000. As of December 31, 2010, amounts due from the sale of the equipment, including accrued interest were approximately $781,000. In connection with the acquisition of MDLLC, we have advanced up to $500,000 for the purchase and implementation of a new accounting software system.

Other Related Party Transactions

        We are a participating provider in an oncology network, of which Dr. Dosoretz has an ownership interest. We provide oncology services to members of the network. Payments received by us for services rendered in 2010, 2011 and 2012 were approximately $867,000, $884,000 and $1,273,000, respectively.

        In October 2003, we contracted with Batan Insurance Company SPC, LTD, an entity which is owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin to provide us with malpractice insurance coverage. We paid premium payments to Batan Insurance Company SPC, LTD of approximately $5.4 million, $5.7 million and $3.9 million for the years ended December 31, 2010, 2011 and 2012, respectively.

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

Item 14.    Principal Accounting Fees and Services

        The following table presents fees for professional audit and other services rendered by our independent registered public accounting firms, Deloitte & Touche LLP for the year ended December 31, 2012 and Ernst & Young LLP, for the year ended December 31, 2011.

Type of Fees	2012	2011
Audit fees	$1,000,000	$1,113,000
Audit-related fees	173,000	15,000
Tax fees	171,000	425,000
All other	25,500	—

Total	$1,369,500	$1,553,000

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

        The audit committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has concluded that the non-audit services provided by Deloitte & Touche LLP are compatible with maintaining Deloitte & Touche LLP's independence.

Pre-Approval Policies and Procedures

        The audit committee approves in advance all audit and non-audit services to be performed by the Company's independent registered public accounting firms. The audit committee considers whether the provision of any proposed non-audit services is consistent with the SEC's rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by Deloitte & Touche LLP and Ernst & Young LLP for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted to the audit committee for its consideration.

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

        We have audited the accompanying consolidated balance sheet of Radiation Therapy Services Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2012 and the related consolidated statements of comprehensive loss, changes in equity, and cash flows for period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Radiation Therapy Services Holdings, Inc. and subsidiaries at December 31, 2012, and the results of their operations and their cash flows for the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of
Radiation Therapy Services Holdings, Inc.

        We have audited the accompanying consolidated balance sheet of Radiation Therapy Services Holdings, Inc. as of December 31, 2011, and the related consolidated statements of comprehensive loss, cash flows, and changes in equity for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined special-purpose financial statements of the Operating Entities of Medical Developers, LLC, majority-owned subsidiaries, which statements reflect total assets of $136 million as of December 31, 2011 and total revenues of $60 million for the ten month period then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the operating entities of Medical Developers LLC, is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiation Therapy Services Holdings, Inc. at December 31, 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP Certified Public Accountants

Tampa, Florida

March 22, 2012

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31
	2012	2011
Assets
Current assets:
Cash and cash equivalents ($3,320 and $2,922 related to VIEs)	$15,410	$10,177
Accounts receivable, net ($10,155 and $17,934 related to VIEs)	86,869	87,094
Prepaid expenses ($473 and $414 related to VIEs)	6,043	5,731
Inventories ($411 and $168 related to VIEs)	3,897	4,308
Deferred income taxes	540	2,969
Other ($6 and $756 related to VIEs)	7,429	6,025

Total current assets	120,188	116,304
Equity investments in joint ventures	575	692
Property and equipment, net ($20,271 and $22,910 related to VIEs)	221,050	236,411
Real estate subject to finance obligation	16,204	13,719
Goodwill ($18,929 and $18,879 related to VIEs)	485,859	556,547
Intangible assets, net ($1,296 and $1,363 related to VIEs)	35,044	42,393
Other assets ($8,050 and $8,106 related to VIEs)	43,381	32,526

Total assets	$922,301	$998,592

Liabilities and Equity
Current liabilities:
Accounts payable ($2,381 and $2,282 related to VIEs)	$27,538	$27,748
Accrued expenses ($3,622 and $2,471 related to VIEs)	46,401	42,596
Income taxes payable ($95 and $31 related to VIEs)	2,951	5,310
Current portion of long-term debt	11,065	13,945
Current portion of finance obligation	287	161
Other current liabilities	7,684	6,615

Total current liabilities	95,926	96,375
Long-term debt, less current portion	751,303	665,088
Finance obligation, less current portion	16,905	14,105
Other long-term liabilities ($2,233 and $1,874 related to VIEs)	22,130	22,659
Deferred income taxes	6,202	10,343

Total liabilities	892,466	808,570
Noncontrolling interests—redeemable	11,368	12,728
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,025 shares authorized, issued, and outstanding at December 31, 2012 and 2011	—	—
Additional paid-in capital	651,907	648,703
Retained deficit	(638,023)	(483,815)
Note receivable from shareholder	—	(125)
Accumulated other comprehensive loss, net of tax	(11,464)	(4,890)

Total Radiation Therapy Services Holdings, Inc. shareholder's equity	2,420	159,873
Noncontrolling interests—nonredeemable	16,047	17,421

Total equity	18,467	177,294

Total liabilities and equity	$922,301	$998,592

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands):	2012	2011	2010
Revenues:
Net patient service revenue	$686,216	$638,690	$535,913
Other revenue	7,735	6,027	8,050

Total revenues	693,951	644,717	543,963
Expenses:
Salaries and benefits	372,656	326,782	282,302
Medical supplies	61,589	51,838	43,027
Facility rent expenses	39,802	33,375	27,885
Other operating expenses	38,988	33,992	27,103
General and administrative expenses	82,236	81,688	65,798
Depreciation and amortization	64,893	54,084	46,346
Provision for doubtful accounts	16,916	16,117	8,831
Interest expense, net	77,494	60,656	58,505
Electronic health records incentive income	(2,256)	—	—
Loss on sale of assets of a radiation treatment center	—	—	1,903
Early extinguishment of debt	4,473	—	10,947
Fair value adjustment of earn-out liability and noncontrolling interests-redeemable	1,219	—	—
Impairment loss	81,021	360,639	97,916
Loss on investments	—	250	—
Gain on fair value adjustment of previously held equity investment	—	(234)	—
Loss on foreign currency transactions	339	106	—
Loss on foreign currency derivative contracts	1,165	672	—

Total expenses	840,535	1,019,965	670,563

Loss before income taxes	(146,584)	(375,248)	(126,600)
Income tax expense (benefit)	4,545	(25,365)	(12,810)

Net loss	(151,129)	(349,883)	(113,790)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(3,079)	(3,558)	(1,698)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(154,208)	(353,441)	(115,488)
Other comprehensive income (loss):
Unrealized (loss) gain on derivative interest rate swap agreements, net of tax	(333)	2,428	1,679
Unrealized loss on foreign currency translation	(7,882)	(4,909)	—
Unrealized loss on other comprehensive income from share of equity investee	—	—	(201)

Other comprehensive (loss) income:	(8,215)	(2,481)	1,478

Comprehensive loss	(159,344)	(352,364)	(112,312)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	(2,396)	(2,914)	(1,698)

Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(161,740)	$(355,278)	$(114,010)

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands):	2012	2011	2010
Cash flows from operating activities
Net loss	$(151,129)	$(349,883)	$(113,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	53,052	45,972	39,011
Amortization	11,841	8,112	7,335
Deferred rent expense	1,234	1,271	1,180
Deferred income taxes	(2,023)	(28,378)	(19,698)
Stock-based compensation	3,257	1,461	1,030
Provision for doubtful accounts	16,916	16,117	8,831
Loss on the sale/disposal of property and equipment	748	235	734
Loss on the sale of assets of a radiation treatment center	—	—	1,903
Amortization of termination of interest rate swap	958	—	—
Write-off of pro-rata debt discount	—	—	494
Write-off of loan costs	525	—	1,593
Extinguishment of debt	4,473	—	10,947
Termination of a derivative interest rate swap agreement	(972)	(1,880)	—
Loss on fair value adjustment of noncontrolling interests-redeemable	175	—	—
Impairment loss	81,021	360,639	97,916
Loss on investments	—	250	—
Gain on fair value adjustment of previously held equity investment	—	(234)	—
Loss on foreign currency transactions	33	98	—
Loss on foreign currency derivative contracts	1,165	672	—
Amortization of debt discount	798	847	791
Amortization of loan costs	5,434	4,524	3,350
Equity interest in net loss (earnings) of joint venture	817	1,036	(1,001)
Distribution received from unconsolidated joint ventures	9	52	980
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(21,578)	(20,780)	(16,066)
Income taxes payable	(2,121)	(4,393)	6,477
Inventories	639	(1,622)	107
Prepaid expenses	3,262	2,839	4,425
Accounts payable and other current liabilities	(1)	2,808	8,454
Accrued deferred compensation	1,339	—	—
Accrued expenses / other current liabilities	6,258	5,001	3,991

Net cash provided by operating activities	16,130	44,764	48,994
Cash flows from investing activities
Purchases of property and equipment	(30,676)	(36,612)	(43,781)
Acquisition of medical practices	(25,862)	(59,886)	(43,388)
Purchase of joint venture interests	(1,364)	—	(1,000)
Proceeds from sale of property and equipment	2,987	6	1,693
(Loans to) repayments from employees	(68)	338	457
Contribution of capital to joint venture entities	(714)	(799)	(3,711)
Distribution received from joint venture	—	581	27
Proceeds from the sale of equity interest in a joint venture	—	312	—
Payments of foreign currency derivative contracts	(670)	(1,486)	—
Proceeds from sale of investments	—	1,035	—
Premiums on life insurance policies	(1,313)	(79)	—
Change in other assets and other liabilities	370	(192)	(2,808)

Net cash used in investing activities	(57,310)	(96,782)	(92,511)

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands):	2012	2011	2010
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $1,656, $625 and $1,950 respectively)	448,163	111,205	316,550
Principal repayments of debt	(383,344)	(57,777)	(271,295)
Repayments of finance obligation	(109)	(95)	(302)
Payment of call premium on senior subordinated notes	—	—	(5,250)
Proceeds from equity contribution	—	3	156
Payments of notes receivable from shareholder	72	50	50
Proceeds from issuance of noncontrolling interest	—	4,120	608
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(3,920)	(4,428)	(3,176)
Deconsolidation of noncontrolling interest	—	(33)	(14)
Payments of loan costs	(14,437)	(4,809)	(12,791)

Net cash provided by financing activities	46,425	48,236	24,536
Effect of exchange rate changes on cash and cash equivalents	(12)	(18)	—
Net increase (decrease) in cash and cash equivalents	$5,233	$(3,800)	$(18,981)
Cash and cash equivalents, beginning of period	10,177	13,977	32,958

Cash and cash equivalents, end of period	$15,410	$10,177	$13,977

Supplemental disclosure of cash flow information
Interest paid	$63,632	$56,748	$57,688

Income taxes paid	$9,120	$5,802	$411

Supplemental disclosure of noncash transactions
Recorded finance obligation related to real estate projects	$3,035	$11,623	$3,756

Recorded derecognition of finance obligation related to real estate projects	$—	$(5,829)	$(72,117)

Recorded noncash deconsolidation of noncontrolling interest	$—	$49	$(64)

Recorded capital lease obligations related to the purchase of equipment	$7,281	$4,701	$—

Recorded issuance of Parent equity units related to the acquisition of medical practices	$—	$16,250	$—

Recorded issuance of senior subordinated notes related to the acquisition of medical practices	$—	$16,047	$—

Recorded earn-out accrual related to the acquisition of medical practices	$400	$2,340	$—

Recorded additional consideration related to the acquisition of medical practices	$—	$561	$—

Recorded other non-current liabilities related to non-controlling interest related to the acquisition of medical practices	$—	$1,364	$—

Recorded issuance of notes payable related to the acquisition of medical practices	$—	$4,005	$—

Recorded noncash dividend declared to noncontrolling interest	$167	$221	$—

Recorded issuance of redeemable noncontrolling interest	$—	$71	$—

Recorded property and equipment related to the North Broward Hospital District license agreement	$4,260	$—	$—

Recorded capital lease obligations related to the acquisition of medical practices	$5,746	$—	$—

Recorded non-cash redemption of Parent equity units	$53	$—	$—

Recorded noncash purchase of noncontrolling interest in a joint venture	$—	$—	$(475)

Recorded noncash contribution of capital by controlling interest holder	$—	$—	$602

Recorded noncash use of vendor credits	$—	$—	$2,027

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Note Receivable from Shareholder	Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Deficit			Noncontrolling interests— Nonredeemable	Total Equity
(in thousands except share amounts):	Shares	Amount
Balance, January 1, 2010	1,000	$—	$630,278	$(14,886)	$(225)	$(4,869)	$11,709	$622,007
Net (loss) income	—	—	—	(115,488)	—	—	691	(114,797)
Unrealized gain on interest rate swap agreement, net of tax	—	—	—	—	—	1,679	—	1,679
Share of equity investee's other comprehensive loss, net of tax	—	—	—	—	—	(201)	—	(201)
Issuance of limited liability company interests	—	—	156	—	—	—	—	156
Deconsolidation of a noncontrolling interest	—	—	—	—	—	—	(78)	(78)
Purchase of a noncontrolling interest in a joint venture	—	—	(475)	—	—	—	475	—
Stock-based compensation	—	—	1,030	—	—	—	—	1,030
Payment of note receivable from shareholder	—	—	—	—	50	—	—	50
Equity contribution in joint venture	—	—	—	—	—	—	608	608
Cash distributions	—	—	—	—	—	—	(2,246)	(2,246)

Balance, December 31, 2010	1,000	$—	$630,989	$(130,374)	$(175)	$(3,391)	$11,159	$508,208

Net (loss) income	—	—	—	(353,441)	—	—	2,767	(350,674)
Unrealized gain on interest rate swap agreement, net of tax	—	—	—	—	—	2,428	—	2,428
Foreign currency translation loss	—	—	—	—	—	(4,265)	(617)	(4,882)
Cash contribution of equity	—	—	3	—	—	—	—	3
Deconsolidation of a noncontrolling interest	—	—	—	—	—	—	49	49
Equity issuance related to MDLLC acquisition	25	—	16,250	—	—	—	—	16,250
Fair value of noncontrolling interest acquired in connection with MDLLC acquisition	—	—	—	—	—	—	7,750	7,750
Reversal of other comprehensive income of previously held equity investment	—	—	—	—	—	338	—	338
Stock-based compensation	—	—	1,461	—	—	—	—	1,461
Payment of note receivable from shareholder	—	—	—	—	50	—	—	50
Cash distributions	—	—	—	—	—	—	(3,687)	(3,687)

Balance, December 31, 2011	1,025	$—	$648,703	$(483,815)	$(125)	$(4,890)	$17,421	$177,294

Net (loss) income	—	—	—	(154,208)	—	—	2,470	(151,738)
Unrealized loss on interest rate swap agreement, net of tax	—	—	—	—	—	(333)	—	(333)
Foreign currency translation loss	—	—	—	—	—	(7,199)	(498)	(7,697)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	—	—	—	—	—	958	—	958
Consolidation of a noncontrolling interest	—	—	—	—	—	—	146	146
Redemption of Parent equity units	—	—	(53)	—	53	—	—	—
Stock-based compensation	—	—	3,257	—	—	—	—	3,257
Payment of note receivable from shareholder	—	—	—	—	72	—	—	72
Cash distributions	—	—	—	—	—	—	(3,492)	(3,492)

Balance, December 31, 2012	1,025	$—	$651,907	$(638,023)	$—	$(11,464)	$16,047	$18,467

The accompanying notes are an integral part of the consolidated financial statements.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 and 2010

(1) Organization and Basis of Presentation

Organization

        Radiation Therapy Services Holdings, Inc. ("Parent"), through its wholly-owned subsidiaries (the "Subsidiaries" and, collectively with the Subsidiaries, the "Company") develops and operates radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina and West Virginia. The Company also develops and operates radiation therapy centers in Latin America, Central America and the Caribbean. The international centers are located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala, and El Salvador. The Company also has affiliations with physicians specializing in other areas including urology and medical, gynecological, and surgical oncology in a number of markets to strengthen the Company's clinical working relationships and to evolve from a freestanding radiation oncology centric model to an Integrated Cancer Care ("ICC") model.

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

Variable Interest Entities

        The Company has evaluated certain radiation oncology practices in order to determine if they are variable interest entities ("VIEs"). This evaluation resulted in the Company determining that certain of its radiation oncology practices were potential VIEs. For each of these practices, the Company has evaluated (1) the sufficiency of the fair value of the entity's equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity's significant activities, (b) the obligation to absorb the expected losses of the entity and that their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entity's activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. The Accounting Standards Codification (ASC), 810, Consolidation (ASC 810), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of the Company's radiation oncology practices are VIEs and the Company has a variable interest in each of these practices through its administrative services agreements. Other of the Company's radiation oncology practices (primarily consisting of partnerships) are VIEs and the Company has a variable interest in each of these practices because the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without the additional subordinated financial support provided by its members.

        In accordance with ASC 810, the Company consolidates certain radiation oncology practices where the Company provides administrative services pursuant to long-term management agreements. The

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies (Continued)

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

        As of December 31, 2012 and 2011, the combined total assets included in the Company's balance sheet relating to the VIEs were approximately $62.9 and $73.5 million, respectively.

        As of December 31, 2012 and 2011, the Company was the primary beneficiary of, and therefore consolidated, 24 VIEs, which operate 41 and 44 centers, respectively. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE's assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company's debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company's treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the years ended December 31, 2012, 2011 and 2010 approximately 19.4%, 18.0% and 22.1% of the Company's net patient service revenue, respectively, was generated by professional corporations with which it has administrative services agreements.

        As of December 31, 2012 and 2011, the Company also held equity interests in five and seven VIEs, respectively, for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services. The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company's investments in the unconsolidated VIEs are approximately $0.6 million and $0.7 million at December 31, 2012 and December 31, 2011, respectively, with ownership interests ranging between 28.5% and 45% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company's noncontrolling interests in the unconsolidated partnerships. The Company's maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

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

        On an annual basis the Company performs a hindsight analysis in reviewing estimates to its contractual adjustments and bad debt allowance. The Company's review of the estimates are based on a full year look-back of actual adjustments taken in the calculation of the contractual allowance and bad debt allowance. Adjustments to revenue related to changes in prior period estimates increased net patient service revenue by approximately $3.1 million and $1.8 million for the years ended December 31, 2012 and 2011, or approximately 0.5% and 0.3%, respectively of the net patient service revenue and decreased net patient service revenue by approximately $0.4 million for year ended December 31, 2010 or approximately 0.1%, of the net patient service revenue for each of the respective periods.

        For the years ended December 31, 2012, 2011, and 2010, approximately 45%, 48%, and 48%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company is potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is a possibility that such estimates will change by a significant amount in the near term.

        Net patient service revenue is presented net of provisions for contractual adjustments. In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts written off as charity and indigent care are not recognized in net patient service revenue. The Company's policy is to write off a patient's account balance upon determining that the patient qualifies under certain charity care and/or indigent care policies. The Company's policy includes the completion of an application for eligibility for charity care. The determination for charity

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies (Continued)

care eligibility is based on income relative to federal poverty guidelines, family size, and assets available to the patient. A sliding scale discount is then applied to the balance due with discounts up to 100%. The Company estimates the costs of charity care services it provides by developing a ratio of foregone charity care revenues compared to total revenues and applying that ratio to the costs of providing services. Costs of providing services includes select direct and indirect costs such as salaries and benefits, medical supplies, facility rent expenses, other operating expenses, general and administrative expenses, depreciation and amortization, provision for doubtful accounts, and interest expense. The Company's estimated cost to provide charity care services is approximately $16.5 million, $13.1 million, and $10.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Funds received to offset or subsidize charity services provided were approximately $0.4 million, $0.7 million, and $1.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Cost of Revenues

        The cost of revenues for the years ended December 31, 2012, 2011, and 2010, are approximately $481.6 million, $419.8 million, and $364.4 million, respectively.

Accounts Receivable and Allowances for Doubtful Accounts

        Accounts receivable in the accompanying consolidated balance sheets are reported net of estimated allowances for doubtful accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payers and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Approximately $18.4 million and $28.3 million of accounts receivable were due from the Medicare and Medicaid programs at December 31, 2012 and 2011, respectively. The credit risk for any other concentrations of receivables is limited due to the large number of insurance companies and other payers that provide payments for services. Management does not believe that there are other significant concentrations of accounts receivable from any particular payer that would subject the Company to any significant credit risk in the collection of its accounts receivable.

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

        Adjustments to bad debt expense related to changes in prior period estimates decreased bad debt expense by approximately $0.1 million, for the year ended December 31, 2012, increased bad debt expense by approximately $1.1 million, for the year ended December 31, 2011 and decreased bad debt expense by approximately $4.5 million, for the year ended December 31, 2010.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies (Continued)

        A summary of the activity in the allowance for doubtful accounts is as follows:

	Year ended December 31,
(in thousands):	2012	2011	2010
Balance, beginning of period	$25,042	$20,936	$26,352
Acquisitions	87	1,855	—
Additions charged to provision for doubtful accounts	16,916	16,117	8,831
Deconsolidation of a noncontrolling interest	—	36	(113)
Accounts receivable written off, net of recoveries	(18,116)	(13,643)	(14,134)
Foreign currency translation	(51)	(259)	—

Balance, end of period	$23,878	$25,042	$20,936

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

        Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized, but are reviewed annually for impairment, or more frequently if impairment indicators arise. Goodwill impairment was recognized for the years ended December 31, 2012, 2011 and 2010 of approximately $80.6 million, $298.3 million and $91.2 million, respectively.

        Intangible assets consist of trade names (indefinite life and amortizable), noncompete agreements, hospital contracts and licenses. Indefinite life trade names are tested at least annually for impairment. Amortizable trade names are amortized over the life of the trade name of approximately 15 months. Noncompete agreements, hospital contracts and licenses are amortized over the life of the agreement (which typically ranges from 2 to 20 years) using the straight-line method. No intangible asset impairment loss was recognized for the year ended December 31, 2012. Intangible asset impairment loss was recognized for the year ended December 31, 2011 of approximately $58.2 million relating to

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies (Continued)

the Company's trade name and the Company's rebranding initiatives. No intangible asset impairment loss was recognized for the year ended December 31, 2010.

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

        On May 27, 2008, the Company entered into an interest rate swap agreement for its $407.0 million of floating rate senior debt governed by the Credit Agreement dated February 21, 2008 (senior secured credit facility). The Company designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to interest rate risk). The initial notional amount of the swap agreement was $290.6 million with amounts scaling down during various quarters throughout the term of the interest rate swap agreement to $116.0 million. The effect of this agreement is to fix the interest rate exposure to 3.67% plus a margin on $116.0 million of the Company's senior secured credit facility. The interest rate swap agreement was scheduled to expire on March 30, 2012. In December 2011, the Company terminated the interest rate swap agreement and paid approximately $1.9 million representing the fair value of the interest rate hedge at time of termination. No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement. The amount of accumulated other comprehensive loss related to the terminated interest rate swap agreement of approximately $84,000, net of tax was amortized through interest expense through the original term of the interest rate swap agreement on March 30, 2012. At December 31, 2012 and 2011 no amount of the floating rate senior debt was subject to an interest rate swap.

        In July 2011, the Company entered into two interest rate swap agreements whereby the Company fixed the interest rate on the notional amounts totaling approximately $116.0 million of the Company's

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies (Continued)

senior secured term credit facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements were 0.923% plus a margin, which was 475 basis points, and was scheduled to expire on December 31, 2013. In May 2012, the Company terminated the interest rate swap agreements and paid approximately $1.0 million representing the fair value of the interest rate hedges at time of termination. No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement. The amount of accumulated other comprehensive loss related to the terminated interest rate swap agreements of approximately $1.0 million, net of tax, is reflected as interest expense in the consolidated statements of comprehensive loss.

        The swaps are derivatives and are accounted for under ASC 815, "Derivatives and Hedging" ("ASC 815"). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate swap agreements terminated at December 31, 2012 and 2011, was approximately $-0- million and $0.7 million, respectively, which is included in other long term liabilities in the accompanying consolidated balance sheets. The estimated fair value of our interest rate swap was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk. No ineffectiveness was recorded for the year ended December 31, 2012.

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

Foreign currency derivative contracts

        Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact the Company's results from operations. The Company is exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at the Company's Latin American operations and purchases of goods and services in foreign currencies. The Company enters into foreign exchange option contracts to convert a significant portion of the Company's forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a potential weakening Argentine Peso against the U.S. dollar. On December 31, 2012 the Company entered into a foreign exchange option contract maturing on December 31, 2013 to replace the contract maturing on September 28, 2012. Because the Company's Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $0.7 million in aggregate at inception of the contracts. Under the Company's foreign currency management program, the Company expects to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, the

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies (Continued)

Company is targeting to cover approximately 70% of its forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. The Company does not use derivative financial instruments for speculative purposes.

        These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. The Company's current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on forward currency derivative contracts on the consolidated statements of comprehensive loss. For the years ended December 31, 2012 and 2011 the Company incurred a loss of approximately $1.2 million and $0.7 million relating to foreign currency derivative program. The fair value of the foreign currency derivative is recorded in other current assets in the accompanying consolidated balance sheet. At December 31, 2012 and 2011, the fair value of the foreign currency derivative was approximately $0.3 million and $0.8 million, respectively.

        The following represents the current foreign currency derivative agreements as of December 31, 2012 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value
Foreign currency derivative Argentine Peso to U.S. dollar	$3,750	March 27, 2013	292	104
Foreign currency derivative Argentine Peso to U.S. dollar	1,250	June 28, 2013	140	25
Foreign currency derivative Argentine Peso to U.S. dollar	1,250	September 30, 2013	111	85
Foreign currency derivative Argentine Peso to U.S. dollar	1,250	December 31, 2013	127	105

	$7,500		$670	$319

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

DECEMBER 31, 2012, 2011 and 2010

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

        The amount accrued for professional and general liability claims as of the consolidated balance sheet dates reflects the current estimates of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. As of December 31, 2012 and 2011 the amount accrued for incurred but not reported professional liability claims was $2.1 million and $1.7 million, respectively. In accordance with the adoption of ASU 2010-24, amounts accrued for reported claims as of December 31, 2012 total approximately $5.6 million. Of the approximate $5.6 million, approximately $2.8 million is recorded as other current liabilities and approximately $2.8 million is reported as other long-term liabilities. In addition the Company has recorded estimated insurance recoveries totaling approximately $5.6 million as of December 31, 2012. Of the approximate $5.6 million of estimated insurance recoveries, approximately $2.8 million is recorded as other current assets and approximately $2.8 million is reported as other long-term assets. Amounts accrued for reported claims as of December 31, 2011 total approximately $7.4 million. Of the approximate $7.4 million, approximately $3.1 million is recorded as other current liabilities and approximately $4.3 million is reported as other long-term liabilities. In addition the Company has recorded estimated insurance recoveries totaling approximately $7.4 million as of December 31, 2011. Of the approximate $7.4 million of estimated insurance recoveries, approximately $3.1 million is recorded as other current assets and approximately $4.3 million is reported as other long-term assets.

Noncontrolling Interest in Consolidated Entities

        The Company currently maintains equity interests in 7 treatment center facilities with ownership interests ranging from 51.0% to 90.0%. Since the Company controls more than 50% of the voting interest in these facilities, the Company consolidates these treatment centers. The noncontrolling interests represent the equity interests of outside investors in the equity and results of operations of these consolidated entities.

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

DECEMBER 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies (Continued)

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

Inventories

        Inventories consist of parts and supplies used for repairs and maintenance of equipment owned or leased by the Company and medical drugs used for patient care services as follows:

(in thousands):	December 31, 2012	December 31, 2011
Parts and supplies	$1,551	$1,481
Medical drugs	2,346	2,827

	$3,897	$4,308

        Inventories are valued at the lower of cost or market. The cost of parts and supplies and medical drugs are determined using the first-in, first-out method.

Property and Equipment

        Property and equipment are recorded at historical cost less accumulated depreciation and are depreciated over their estimated useful lives utilizing the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Amortization of leased assets is included in depreciation and amortization in the accompanying

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies (Continued)

consolidated statements of comprehensive loss. Expenditures for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments are capitalized.

        Major asset classifications and useful lives are as follows:

Buildings and leasehold improvements	10 - 50 years
Office, computer, and telephone equipment	3 - 10 years
Medical and medical testing equipment	5 - 10 years
Automobiles and vans	5 years

        The weighted-average useful life of medical and medical testing equipment is 9.3 years in 2012 and 2011.

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

Recent Pronouncements

        In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, (ASU 2011-04), which amends the FASB Accounting Standards Codification to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. The Company adopted ASU 2011-04 on January 1, 2012 which had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

DECEMBER 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies (Continued)

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

        In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, (ASU 2011-07). ASU 2011-07 amends the FASB Accounting Standards Codification to require health care entities that recognize significant amounts of patient service revenue at the time services are rendered even though they do not assess the patient's ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. ASU 2011-07 is applied retrospectively and disclosures relating to ASU 2011-07 are applied prospectively. The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. The Company has evaluated ASU 2011-07 and determined that the requirements of this ASU are not applicable to the Company as the ultimate collection of patient service revenue is generally determinable at the time of service, and therefore, the ASU had no impact on the Company's consolidated financial position, results of operations or cash flows.

Advertising Costs

        Advertising costs are charged to general and administrative expenses as incurred and amounted to approximately $3.4 million, $3.6 million and $2.0 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

Comprehensive Loss

        Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company's other comprehensive income (loss) is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company's foreign currency translation of its operations in South America, Central America and the Caribbean. The impact of the unrealized net loss decreased total equity on a consolidated basis by approximately $8.2 million and $2.5 million for the years ended December 31, 2012 and 2011, respectively and the impact of unrealized net gain increased total equity on a consolidated basis by approximately $1.5 million for the year ended December 31, 2010.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies (Continued)

        Accumulated Other Comprehensive Loss.    The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder
					Noncontrolling Interests
		Derivative Losses on Interest Rate Swap Agreements
(in thousands):	Foreign Currency Translation Adjustments		Other	Total	Foreign Currency Translation Adjustments	Other Comprehensive Income (Loss)
Year ended December 31, 2009	$—	$(4,732)	$(137)	$(4,869)	$—

Other Comprehensive income (loss)	—	2,730	(201)	2,529	—	$2,529
Income tax expense	—	(1,051)	—	(1,051)	—	(1,051)

Year ended December 31, 2010	—	(3,053)	(338)	(3,391)	—	1,478

Other Comprehensive (loss) income	(4,265)	2,377	—	(1,888)	(644)	(2,532)
Income tax benefit	—	51	—	51	—	51
Reversal of previously held equity investment	—	—	338	338	—	—

Year ended December 31, 2011	(4,265)	(625)	—	(4,890)	(644)	(2,481)

Other Comprehensive (loss) income	(7,199)	(333)	—	(7,532)	(683)	(8,215)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	—	958	—	958	—	—

Year ended December 31, 2012	$(11,464)	$—	$—	$(11,464)	$(1,327)	$(8,215)

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

DECEMBER 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies (Continued)

recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740, provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Stock-Based Compensation

        Radiation Therapy Investments, LLC ("RT Investments"), the shareholder of Radiation Therapy Services Holdings, Inc. adopted equity-based incentive plans in February 2008 and June 2012, and issued units of limited liability company interests designated Class B Units, Class C Units, Class MEP and Class EMEP Units pursuant to such plans. The Class B Units and Class C Units were modified and replaced under the June 2012 equity plan with the issuance of the Class MEP Units and Class EMEP Units. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity at grant date. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Company also uses the probability-weighted expected return method ("PWERM") to determine the fair value of certain units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company's ability to achieve certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit. Generally, for Class MEP units awarded, 66.6% vest upon issuance, while the remaining 33.4% vest on the 18 month anniversary of the issuance date. There are no performance conditions for the MEP units to vest. For newly hired individuals after January 1, 2012, vesting occurs at 33.3% in years one and two, and 33.4% in year three of the individual's hire date. Vesting of the Class EMEP units is dependent upon achievement of an implied equity value target. The right to receive proceeds from vested units is dependent upon the occurrence of a qualified sale or liquidation event. The estimated fair value of the units, less an assumed forfeiture rate, are recognized in expense on a straight-line basis over the requisite service periods of the awards for the Class MEP Units and the accelerated attribution method approach is utilized for the Class EMEP Units.

Fair Value of Financial Instruments

        The carrying values of the Company's financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies (Continued)

        The carrying values of the Company's long-term debt approximates fair value due either to the length to maturity or the existence of interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Segments

        The Company operates in one line of business, which is operating physician group practices. As of March 1, 2011, due to the acquisition of MDLLC and Clinica de Radioterapia La Asuncion S.A., the Company's operations are structured into two geographically organized groups: the Domestic U.S. includes 95 treatment centers and International includes 31 treatment centers. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities.

(3) Property and Equipment

        Property and equipment consist of the following:

(in thousands):	December 31, 2012	December 31, 2011
Land	$1,795	$1,770
Buildings and leasehold improvements	63,383	56,642
Office, computer, and telephone equipment	81,280	63,485
Medical and medical testing equipment	231,552	236,041
Automobiles and vans	1,465	1,450

	379,475	359,388
Less accumulated depreciation	(164,342)	(126,742)

	215,133	232,646
Construction-in-progress	7,121	3,946
Foreign currency translation	(1,204)	(181)

	$221,050	$236,411

        During 2012, 2011 and 2010, the Company impaired certain leasehold improvements and other fixed assets of approximately $0.3 million, $0.8 million and $3.5 million, respectively for planned closings of certain offices in California, Maryland and Michigan.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(4) Capital Lease Arrangements

        The Company leases certain equipment under agreements, which are classified as capital leases. These leases have bargain purchase options at the end of the original lease terms. Capital leased assets included in property and equipment are as follows:

(in thousands):	December 31, 2012	December 31, 2011
Medical equipment	$30,383	$44,495
Software	855	812
Less: accumulated amortization	(5,545)	(12,854)

	$25,693	$32,453

        Amortization expense relating to capital leased equipment was approximately $3.8 million, $4.4 million, and $4.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in depreciation expense in the consolidated statements of comprehensive loss.

(5) Goodwill and Intangible Assets

2012

        On July 6, 2012, the Centers for Medicare and Medicaid Services ("CMS"), the government agency responsible for administering the Medicare program released its 2013 preliminary physician fee schedule. The preliminary physician fee schedule would have resulted in a 15% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provided a 60 day comment period and the final rule was released on November 1, 2012. The final rule by CMS provided for a 7% rate reduction on Medicare payments to freestanding radiation oncology providers effective January 1, 2013. The Company completed an interim impairment test for goodwill and indefinite-lived intangible assets based on the Company's estimate of the proposed CMS cuts at September 30, 2012. In performing this test, the Company assessed the implied fair value of its goodwill. It was determined that the implied fair value of goodwill was less than the carrying amount, and as a result the Company recorded an impairment charge for the quarter ended September 30, 2012. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that would be recognized in a hypothetical business combination. The estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company's reporting units, the Company's management determined that the carrying value of goodwill in certain U.S. Domestic markets, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida regions exceeded their fair value. Accordingly, the Company recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $69.8 million in the consolidated statement of comprehensive loss during the quarter ended September 30, 2012. In addition, during the third quarter of 2012, an impairment loss of approximately

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(5) Goodwill and Intangible Assets (Continued)

$0.1 million, reported in impairment loss on the consolidated statements of comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in Monroe, Michigan in the Northeast U.S. region.

        Impairment charges relating to goodwill during the third quarter of 2012 are summarized as follows:

(in thousands):	Mid East U.S.	Central South East U.S.	California	South West U.S.	Southwest Florida	Total
Goodwill	$1,493	$34,355	$3,782	$9,838	$20,299	$69,767

        During the fourth quarter of 2012, the Company completed its annual impairment test for goodwill and indefinite-lived intangible assets. In performing this test, the Company assessed the implied fair value of our goodwill and intangible assets. As a result, the Company recorded an impairment loss of approximately $11.1 million during the fourth quarter of 2012 primarily relating to goodwill impairment in certain of our reporting units, including Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), and Southwest Florida of approximately $10.8 million. In addition, during the fourth quarter of 2012, an impairment loss of approximately $0.1 million was recognized related to the impairment of certain leasehold improvements in the Delmarva Peninsula local market and approximately $0.2 million related to a consolidated joint venture in the Central Maryland local market.

        Impairment charges relating to goodwill during the fourth quarter of 2012 are summarized as follows:

(in thousands):	Central South East U.S.	Southwest Florida	Total
Goodwill	$4,717	$6,107	$10,824

2011

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

DECEMBER 31, 2012, 2011 and 2010

(5) Goodwill and Intangible Assets (Continued)

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

        During the fourth quarter of 2011, the Company decided to rebrand its current trade name of 21st Century Oncology. As a result of the rebranding initiative and concurrent with the Company's annual impairment test for goodwill and indefinite-lived intangible assets, the Company incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of the rebranding initiative. The remaining $71.8 million of impairment was related to goodwill in certain of the Company's reporting units, including North East United States, (New York, Rhode Island, Massachusetts and southeast Michigan), and California, Southwest U.S. (Arizona and Nevada). The remaining domestic U.S. trade name of approximately $4.6 million will be amortized over its remaining useful life through December 31, 2012. The Company incurred approximately $0.9 million in amortization expense during the fourth quarter.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(5) Goodwill and Intangible Assets (Continued)

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

        The Company implemented the qualitative screen test approach in assessing goodwill impairment for its international region. The qualitative analysis was limited to the international region due to its recent expansion into a new divisional region as a result of the Company's acquisition of MDLLC on March 1, 2011. Factors that contributed to the qualitative screen test included the macroeconomic conditions in Latin America remained strong in 2011 and its growth exceeding the growth estimates of the U.S. economy. Other factors included continued migration toward more clinically sophisticated radiation oncology services which have higher reimbursement rates, and the implementation of operational enhancements from equipment upgrades which enable the Company to increase the

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(5) Goodwill and Intangible Assets (Continued)

number of patients treated and improve the clinical quality of the service. Operational improvements, improvements in treatment mix, as well as new capacity coming on line from the Company's acquisition of five additional radiation treatment centers in Argentina in November 2011 are expected to produce continued growth in the international region. As the international region's current and projected results exceed original forecasts, the Company's view that it is more likely than not that the value of the international reporting unit is equal to or in excess of its carrying amount and therefore a further quantitative step 1 goodwill impairment analysis was not necessary.

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

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(5) Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill are as follows:

	Year ended December 31,
(in thousands):	2012	2011	2010
Balance, beginning of period
Goodwill	$948,476	$864,564	$826,641
Accumulated impairment losses	*(391,929)	(93,666)	—

Goodwill, beginning of period	556,547	770,898	826,641

Goodwill acquired during the period	15,072	86,977	37,923
Impairment	(80,591)	(298,263)	(93,666)
Adjustments to purchase price allocations	(1,364)	—	—
Foreign currency translation	(3,805)	(3,065)	—

Balance, end of period
Goodwill	958,379	948,476	864,564
Accumulated impairment losses	*(472,520)	*(391,929)	(93,666)

Net goodwill, end of period	$485,859	$556,547	$770,898

*
Accumulated impairment losses incurred relate to the U.S. Domestic reporting segment.

	Year ended December 31,
(in thousands):	2012	2011	2010
Balance, beginning of period	$556,547	$770,898	$826,641
Goodwill recorded during the period	15,072	86,977	37,923
Impairment	(80,591)	(298,263)	(93,666)
Adjustments to purchase price allocations	(1,364)	—	—
Foreign current translation	(3,805)	(3,065)	—

Balance, end of period	$485,859	$556,547	$770,898

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(5) Goodwill and Intangible Assets (Continued)

        Intangible assets consist of the following:

	December 31, 2012
(in thousands): Intangible assets subject to amortization	Gross	Impairment loss	Accumulated Amortization	Foreign Currency Translation	Net
Noncompete agreements	$64,532	$—	$(47,328)	(25)	$17,179
Hospital Contracts	19,994	—	(1,986)	(2,648)	15,360
Trade names	4,638	—	(4,638)	—	—
Intangible assets not subject to amortization (indefinite-lived)
Trade names	2,682	—	—	(177)	2,505

Balance, end of period	$91,846	$—	$(53,952)	(2,850)	$35,044

	December 31, 2011
(in thousands): Intangible assets subject to amortization	Gross	Impairment loss	Accumulated Amortization	Foreign Currency Translation	Net
Noncompete agreements	$58,257	$—	$(40,166)	(4)	$18,087
Hospital Contracts	19,994	—	(1,017)	(984)	17,993
Trade names	62,882	(58,244)	(928)	—	3,710
Intangible assets not subject to amortization (indefinite-lived)
Trade names	2,682	—	—	(79)	2,603

Balance, end of period	$143,815	$(58,244)	$(42,111)	(1,067)	$42,393

        Amortization expense relating to intangible assets was approximately $11.8 million, $8.1 million, $7.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted-average amortization period is approximately 10 years.

        Estimated future amortization expense is as follows (in thousands):

2013	$8,632
2014	5,263
2015	4,378
2016	2,753
2017	1,491

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

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

        In 2010, the Company held a 33% interest in Medical Developers and on March 1, 2011, the Company purchased the remaining 67% interest in Medical Developers, LLC ("MDLLC") from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The acquisition of the remaining interests expands the Company's presence into a new regional division. The Company consummated these acquisitions for a combined purchase price of approximately $82.7 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of RT Investments' non-voting preferred equity units and 258,955 units of RT Investments' class A equity units totaling approximately $16.25 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.05 million to the seller, an estimated contingent earn out payment totaling $2.3 million, and issuance of real estate located in Costa Rica totaling $0.6 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. The Company utilized the income and market approaches as well as the option pricing allocation methodology to value the equity units issued as consideration. At September 30, 2012, the Company calculated the contingent earn out payment and increased the amount due to the seller to approximately $3.6 million. The Company recorded the adjustment of $1.3 million to the earn-out payment as an expense in the fair value adjustment of the earn-out liability in the consolidated statements of comprehensive loss.

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

DECEMBER 31, 2012, 2011 and 2010

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

        The Company recorded the acquisition at its fair value upon gaining a controlling interest in MDLLC at March 1, 2011. The Company's previously held equity interest in the acquired entities as of the acquisition date totaled approximately $16.15 million. For purposes of valuing the previously held equity interest, the Company used the discounted cash flow method, a derivation of the income approach, which considered a number of factors such as the MDLLC's performance projections, MDLLC's cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability. The Company recorded a gain on the previously held equity interest totaling approximately $0.2 million identified as gain on fair value adjustment of previously held equity investment in the accompanying consolidated statements of comprehensive loss.

        The Company acquired noncontrolling interests totaling approximately $7.75 million as of the acquisition date. The Company valued the noncontrolling interests using the discounted cash flow method, a derivation of the income approach, which considered a number of factors such as the MDLLC's performance projections, MDLLC's cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability. The Company acquired a number of hospital contract arrangements that have varying expiration dates through February 1, 2020. The weighted-average period prior to the next renewal period was 4.9 years as of the acquisition date.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(6) Acquisitions (Continued)

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

        The weighted-average amortization period for the acquired amortizable intangible assets at the time of the acquisition was approximately 18.1 years. Total amortization expense recognized for these acquired amortizable intangible assets totaled approximately $1.2 million for the year ended December 31, 2011.

        Estimated future amortization expense for MDLLC's acquired amortizable intangible assets as of December 31, 2012 is as follows (in thousands):

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

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(6) Acquisitions (Continued)

        Cash at December 31, 2012 and 2011 held by the Company's foreign operating subsidiaries was $4.6 million and $5.2 million, respectively. The Company considers these cash amounts to be permanently invested in the Company's foreign operating subsidiaries and therefore does not anticipate repatriating any excess cash flows to the U.S. The Company anticipates it can adequately fund its domestic operations from cash flows generated solely from the U.S. business. Of the $4.6 million of cash held by the Company's foreign operating subsidiaries at December 31, 2012, $0.4 million is held in U.S. Dollars, $0.4 million of which is held at banks in the United States, with the remaining held in foreign currencies in foreign banks. The Company believes that the magnitude of its growth opportunities outside of the U.S. will cause the Company to continuously reinvest foreign earnings. The Company does not require access to the earnings and cash flow of its international subsidiaries to fund its U.S. operations.

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

        In September 2011, the Company entered into a professional services agreement with a hospital district in Broward County, Florida to provide professional services at two radiation oncology sites within the hospital district. In March 2012, the Company entered into a license agreement with the North Broward Hospital District to license the space and equipment and assume responsibility for the operation of the two radiation therapy departments at Broward General Medical Center and North Broward Medical Center, as part of the Company's value added services offering. The license agreement runs for an initial term of ten years, with three separate five year renewal options. The Company recorded approximately $4.3 million of tangible assets relating to the use of the medical equipment pursuant to the license agreement.

        On November 4, 2011, the Company purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. The combined purchase price of the ownership interests totals approximately $7.4 million, comprised of $2.1 million in cash, seller financing totaling approximately $4.0 million payable over 24 monthly installments, commencing January 2012, and a purchase option totaling approximately $1.3 million. The acquisition of these operating treatment centers expands the Company's presence in its international markets. The allocation of the purchase price is to tangible assets of $3.7 million (including cash of $0.6 million), intangible assets including $0.2 million trade name and non-compete agreements of $0.2 million, amortized over 5 years, goodwill of $8.1 million, which is deductible for U.S. tax purposes but non-deductible for foreign tax purposes, liabilities of $3.4 million, and noncontrolling interests redeemable of $1.4 million. In November 2012, the Company exercised its purchase option to purchase the remaining interest for approximately $1.4 million and recorded the adjustment of $0.2 million to the purchase option as an expense in the fair value adjustment of the noncontrolling interests-redeemable in the consolidated statements of

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(6) Acquisitions (Continued)

comprehensive loss. The Company finalized its purchase price adjustment with the exercise of it purchase option with a reduction in noncontrolling interest-redeemable and goodwill of $1.4 million.

        On December 22, 2011, the Company acquired the interest in an operating entity which operates two radiation treatment centers located in North Carolina, for approximately $6.3 million. On April 16, 2012 the Company acquired certain additional assets utilized in one of the radiation oncology centers for approximately $0.4 million. The acquisition of the two radiation treatment centers further expands the Company's presence into the eastern North Carolina market. The allocation of the purchase price is to tangible assets of $1.2 million, goodwill of $6.4 million, which is deductible for tax purposes, other current liabilities of approximately $0.1 million and an earn-out provision of approximately $0.8 million contingent upon maintaining a certain level of patient volume.

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

        On February 6, 2012, the Company acquired the assets of a radiation oncology practice and a medical oncology group located in Asheville, North Carolina for approximately $0.9 million. The acquisition of the radiation oncology practice and the medical oncology group, further expands the Company's presence in the Western North Carolina market and builds on the Company's integrated cancer care model. The allocation of the purchase price is to tangible assets of $0.8 million, and goodwill of $0.1 million, which is all deductible for tax purposes.

        In March 2012, the Company entered into a license agreement with the North Broward Hospital District to license the space and equipment and assume responsibility for the operation of the two radiation therapy departments at Broward General Medical Center and North Broward Medical Center, as part of the Company's value added services offering. The license agreement runs for an initial term of ten years, with three separate five year renewal options. The Company recorded approximately $4.3 million of tangible assets relating to the use of the medical equipment pursuant to the license agreement.

        On March 30, 2012, the Company acquired the assets of a radiation oncology practice for $26.0 million and two urology groups located in Sarasota/Manatee counties in Southwest Florida for approximately $1.6 million, for a total purchase price of approximately $27.6 million, comprised of $21.9 million in cash and assumed capital lease obligation of approximately $5.7 million. The allocation of the purchase price is to tangible assets of $7.8 million, intangible assets including non-compete agreements of $6.1 million amortized over 5 years, goodwill of $13.7 million, which is all deductible for tax purposes, and assumed capital lease obligations of approximately $5.7 million.

        Total amortization expense recognized for the acquired amortizable intangible assets totaled approximately $0.9 million for the year ended December 31, 2012. Estimated future amortization

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(6) Acquisitions (Continued)

expense for the acquired preliminary amortizable intangible assets as of December 31, 2012 is as follows (in thousands):

2013	1,220
2014	1,220
2015	1,220
2016	1,220
2017	305

        On December 28, 2012, the Company purchased the remaining 50% interest in an unconsolidated joint venture which operates a freestanding radiation treatment center in West Palm Beach, Florida for approximately $1.1 million. The allocation of the purchase price is to tangible assets of $0.3 million, intangible assets including non-compete agreements of $0.2 million amortized over 2 years, goodwill of $0.8 million and current liabilities of approximately $0.2 million.

        During 2012, the Company acquired the assets of several physician practices in Arizona, California and Florida for approximately $1.7 million. The physician practices provide synergistic clinical services and an integrated cancer care service to its patients in the respective markets in which the Company provides radiation therapy treatment services. The allocation of the purchase price is to tangible assets of $1.7 million.

        During the year ended December 31, 2011, the Company recorded $59.0 million of net patient service revenue and reported net income of $2.2 million in connection with the MDLLC and Clinica de Radioterapia Cancer Center, P.A. acquisitions, respectively. During the year ended December 31, 2012, the Company recorded $15.8 million of net patient service revenue and reported net income of $1.3 million in connection with the Sarasota/Manatee acquisition.

        The following unaudited pro forma financial information is presented as if the purchase of the additional interests in MDLLC and Clinica de Radioterapia La Asuncion S.A. occurred at the beginning of the 2011 period presented below and the purchase of the Sarasota/Manatee practices had occurred at the beginning of each period presented below. The pro forma financial information is not necessarily indicative of what the Company's results of operations actually would have been had the Company completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined company:

	Years ended December 31,
(in thousands):	2012	2011
Pro forma total revenues	$699,225	$675,992
Pro forma net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(154,167)	(352,418)

        The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of comprehensive loss from the respective dates of each acquisition.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(6) Acquisitions (Continued)

Allocation of Purchase Price

        The purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The purchase price allocations for certain recent transactions are subject to revision as the Company obtains additional information. The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of comprehensive loss from the respective dates of acquisition. The following table summarizes the allocations of the aggregate purchase price of the acquisitions, including assumed liabilities.

	Years Ended December 31,
(in thousands):	2012	2011	2010
Fair value of net assets acquired, excluding cash:
Accounts receivable, net	$—	$20,306	$—
Inventories	228	39	65
Other current assets	367	423	614
Deferred tax assets	—	1,925	—
Other noncurrent assets	35	159	18
Property and equipment	10,320	13,980	5,086
Intangible assets	6,275	24,580	—
Goodwill	13,708	86,977	37,923
Current liabilities	(654)	(11,356)	(318)
Long-term debt	(5,746)	(686)	—
Deferred tax liabilities	—	(6,720)	—
Other noncurrent liabilities	1,329	(6,250)	—
Previously held equity investment	—	(16,150)	—
Noncontrolling interest	—	(9,114)	—

	$25,862	$98,113	$43,388

(7) Other Income and Loss

Impairment Loss

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

        During the third quarter of 2011, the Company completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of its review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers as well as the changes in treatment patterns and volumes in prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(7) Other Income and Loss (Continued)

well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. In performing this test, the Company assessed the implied fair value of its goodwill and intangible assets. As a result, the Company incurred an impairment loss of approximately $237.6 million in 2011 primarily relating to goodwill and trade name impairment in certain of its reporting units, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, Southwest U.S. (Arizona and Nevada) , the Florida east coast, Northwest Florida and Southwest Florida. This impairment loss was comprised of approximately $234.9 million relating to goodwill and intangible assets and an impairment loss incurred of approximately $2.7 million in 2011 related to our write-off of our 45% investment interest in a radio-surgery center in Rhode Island due to continued operating losses since its inception in 2008.

        During the fourth quarter of 2011, the Company decided to rebrand its current trade name of 21st Century Oncology. As a result of the rebranding initiative and concurrent with the Company's annual impairment test for goodwill and indefinite-lived intangible assets, the Company incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of the rebranding initiative. The remaining $71.8 million of impairment relating to goodwill in certain of the Company's reporting units, including North East United States, (New York, Rhode Island, Massachusetts and southeast Michigan), and California, Southwest U.S. (Arizona and Nevada). The remaining domestic U.S. trade name of approximately $4.6 million will be amortized over its remaining useful life through December 31, 2012. The Company incurred approximately $0.9 million in amortization expense during the fourth quarter. In addition, during the fourth quarter of 2011, an impairment loss of approximately $0.8 million, reported in impairment loss on the consolidated statements of comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a radiation treatment facility office closing in Baltimore, Maryland and $0.7 million impairment on certain deposits on equipment. The Company completed the medical services of its patients undergoing radiation treatment and closed the radiation facility during the first quarter of 2012.

        During the third quarter of 2012, the Company estimated an interim impairment test for goodwill and indefinite-lived intangible assets as a result of the final rule issued on the physician fee schedule for 2013 by CMS on November 1, 2012, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers. In performing this test, the Company assessed the implied fair value of its goodwill and intangible assets. As a result, the Company incurred an impairment loss of approximately $69.8 million in 2012 primarily relating to goodwill impairment in certain of its reporting units, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida regions. In addition, during the third quarter of 2012, an impairment loss of approximately $0.1 million, reported in impairment loss on the consolidated statements of comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in Monroe, Michigan in the Northeast U.S. region.

        During the fourth quarter of 2012, the Company completed its annual impairment test for goodwill and indefinite-lived intangible assets. In performing this test, the Company assessed the implied fair value of our goodwill and intangible assets. As a result, the Company recorded an impairment loss of

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(7) Other Income and Loss (Continued)

approximately $11.1 million during the fourth quarter of 2012 primarily relating to goodwill impairment in certain of our reporting units, including Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), and Southwest Florida of approximately $10.8 million. In addition, during the fourth quarter of 2012, an impairment loss of approximately $0.1 million was recognized related to the impairment of certain leasehold improvements in the Delmarva Peninsula local market and approximately $0.2 million related to a consolidated joint venture in the Central Maryland local market.

Loss on investments

        During the fourth quarter of 2011, the Company incurred a loss of approximately $0.5 million on a 50% investment in an unconsolidated joint venture in a freestanding radiation facility in West Palm Beach, Florida.

        During the fourth quarter of 2011, the Company sold a 2% investment interest in a primary care physician practice for approximately $1.0 million. The Company recorded a gain on the sale of the investment of approximately $0.3 million.

Medicare Electronic Health Records ("EHR") Incentives.

        The American Recovery and Reinvestment Act (Recovery Act) of 2009 provides for incentive payments for Medicare eligible professionals who are meaningful users of certified EHR technology. The Company accounts for EHR incentive payments utilizing the grant accounting model. Pursuant to the grant accounting model, the Company recognizes EHR incentive payments when the Company is reasonably assured that it has complied with Medicare's meaningful use requirements and the EHR incentives will be received. For the year ended December 31, 2012 the Company recognized approximately $2.3 million of EHR revenues and received approximately $0.5 million of EHR incentive payments. The EHR revenues are presented separately in the accompanying consolidated statement of comprehensive loss.

Gain on fair value adjustment of previously held equity investment.

        As result of the acquisition of MDLLC, in which the Company acquired an effective ownership interest of approximately 91.0% on March 1, 2011, the Company recorded a gain of approximately $0.2 million to adjust its initial investment in the joint venture to fair value.

Fair value adjustment of earn-out liability and noncontrolling interests-redeemable.

        On March 1, 2011, the Company purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes,

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(7) Other Income and Loss (Continued)

depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. At December 31, 2012, the Company estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.4 million. The Company recorded the $1.0 million to expense in the fair value adjustment caption in the consolidated statements of comprehensive loss.

        On November 4, 2011, the Company purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. In November 2012, the Company exercised its purchase option to purchase the remaining interest for approximately $1.4 million and recorded the adjustment of $0.2 million to the purchase option as an expense in the fair value adjustment of the noncontrolling interests-redeemable in the consolidated statements of comprehensive loss. The Company finalized its purchase price adjustment with the exercise of it purchase option with a reduction in noncontrolling interest-redeemable and goodwill of $1.4 million.

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

        On May 10, 2012, the Company issued $350.0 million in aggregate principal amount of 8 7/8% senior secured second lien notes due 2017. The Company incurred approximately $4.5 million from the early extinguishment of debt as a result of the prepayment of the $265.4 million in senior secured credit facility—Term Loan B and prepayment of $63.0 million in senior secured credit facility—Revolving credit portion, which included the write-offs of $3.7 million in deferred financing costs and $0.8 million in original issue discount costs.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(8) Income Taxes

        Significant components of the income tax provision are as follows:

	Years Ended December 31,
(in thousands):	2012	2011	2010
Current provision:
Federal	$625	$(1,166)	$2,414
State	450	(347)	4,474
Foreign	6,703	5,026	—
Deferred (benefit) provision:
Federal	(1 ,774)	(25,726)	(19,845)
State	13	(3,064)	147
Foreign	(1,472)	(88)	—

Total income tax provision (benefit)	$4,545	$(25,365)	$(12,810)

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income before income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.2)	1.3	1.4
Effects of rates different than statutory	(0.2)	0.1	—
Nondeductible charge for stock-based compensation	(0.8)	(0.1)	(0.3)
Nondeductible charge for lobbying and political donations	(0.5)	(0.1)	(0.3)
Goodwill impairment	(13.7)	(21.3)	(13.8)
Tax rate changes on existing temporary differences	—	0.1	(0.4)
Income from noncontrolling interests	(1.0)	0.2	0.6
Valuation allowance increase	(21.4)	(7.7)	(11.2)
Federal and state true-ups	0.3	—	(1.0)
Uncertain tax positions current year	—	(0.3)	(1.1)
Prior period adjustments for uncertain tax positions and deferred tax true-ups	—	0.1	1.6
Other permanent items	(0.6)	(0.5)	(0.4)

Total income tax provision	(3.1)%	6.8%	10.1%

        The Company provides for income taxes using the liability method in accordance with ASC 740, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(8) Income Taxes (Continued)

and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2012 and 2011:

(in thousands):	December 31, 2012	December 31, 2011
Deferred income tax assets:
Provision for doubtful accounts	$7,592	$7,438
State net operating loss carryforwards	11,243	8,096
Federal net operating loss carryforwards	55,431	28,382
Deferred rent liability	3,127	2,588
Intangible assets—U.S.	20,610	15,683
Management fee receivable allowance	10,550	8,466
Merger costs and debt financing costs	781	4,985
Unrealized loss on swap	—	1,027
Other	8,686	7,342

Gross deferred income tax assets	118,020	84,007
Valuation allowance	(82,332)	(45,458)

Net deferred income tax assets	35,688	38,549

Deferred income tax liabilities:
Property and equipment	(35,059)	(37,508)
Intangible assets—Foreign	(5,035)	(6,253)
Prepaid expense	(468)	(885)
Partnership interests	(599)	(843)
Other	(189)	(434)

Total deferred tax liabilities	(41,350)	(45,923)

Net deferred income tax liabilities	$(5,662)	$(7,374)

        ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2010, the Company determined that the valuation allowance should be $17.6 million, consisting of $12.3 million against federal deferred tax assets and $5.3 million against state deferred tax assets. This represents an increase of $14.2 million in valuation allowance. For the year ended December 31, 2011, the Company determined that the valuation allowance was approximately $45.5 million, consisting of $38.3 million against federal deferred tax assets and $7.2 million against state deferred tax assets. This represented an increase of approximately $27.9 million. For the year ended December 31, 2012, the Company determined that the valuation allowance was approximately $82.3 million, consisting of $70.3 million against federal deferred tax assets and $12.0 million against

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(8) Income Taxes (Continued)

state deferred tax assets. The valuation allowance increased approximately $36.8 million from $45.5 million in 2011 .

Description:	Beginning Balance	Tax Expense	Other Comprehensive Income	Ending Balance
Fiscal Year 2010	(3.4)	(14.2)		(17.6)
Fiscal Year 2011	(17.6)	(28.8)	0.9	(45.5)
Fiscal Year 2012	(45.5)	(35.8)	(1.0)	(82.3)

        During the year ended December 31, 2010, the Company undertook an analysis of its cumulative position with respect to income taxes on the balance sheet and identified certain balance adjustments required to be recorded. Those adjustments resulted in a tax benefit in the amount of $2.0 million for the year ended December 31, 2010, which is the difference between the tax benefit resulting from an $8.7 million adjustment to deferred tax assets and the tax expense resulting from an additional 4.0 million to tax contingency.

        The Company has federal net operating loss carryforwards beginning to expire in 2028 available to offset future taxable income of approximately $159.7 million and $81.0 million at December 31, 2012 and 2011, respectively.

        At December 31, 2012 and 2011 the Company has state net operating loss carryforwards, primarily in Florida and Kentucky beginning to expire in years 2013 through 2028, available to offset future taxable income of approximately $276.1 million, and $201.8 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

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

        Since its adoption for uncertainty in income taxes pursuant to ASC 740, Income Taxes, the Company has recognized interest and penalties accrued related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2012, the Company accrued approximately $1.3 million in interest and penalties related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2011, the Company released approximately $0.9 million in interest and penalties related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2010, the Company accrued approximately $2.1 million in interest and penalties related to unrecognized tax exposures in income tax expense. The Company did not make any payments of interest and penalties accrued during the years ended December 31, 2012, 2011, and 2010.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(8) Income Taxes (Continued)

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is a follows (in thousands):

Gross unrecognized tax benefits at January 1, 2010	$397
Increase in tax positions for prior years	4,864
Increase in tax positions for current year	706

Gross unrecognized tax benefits at December 31, 2010	$5,967

Gross unrecognized tax benefits at January 1, 2011	$5,967
Decrease in tax positions for prior years	(1,971)
Decrease related to settlements with the taxing authorities	(1,988)
Decrease related to the lapse of the statute of limitations	(320)
Increase in tax positions for current year	49

Gross unrecognized tax benefits at December 31, 2011	$1,737

Gross unrecognized tax benefits at January 1, 2012	$1,737
Increase in tax positions for prior years	40
Decrease related to settlements with the taxing authorities	(1,191)
Increase in tax positions for current year	75

Gross unrecognized tax benefits at December 31, 2012	$661

        The total amount of gross unrecognized tax benefits that, if recognized, would affect that effective tax rate was $0.5 million and $0.9 million at December 31, 2012 and 2011, respectively. The Company does not expect that any unrecognized tax benefits related to the ongoing federal, state or foreign tax audits will reverse within the next 12 months.

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

        The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-US affiliates and associated companies that have been reinvested indefinitely offshore. The aggregate undistributed earnings of the Company's foreign operating subsidiaries for which no deferred tax liability has been recorded is approximately $9.2 million. It is not practicable to determine the U.S income tax liability that would be payable if such earnings were not reinvested indefinitely.

        The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(8) Income Taxes (Continued)

compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company's provision for income taxes. To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected. In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2008 through 2012 are subject to examination. The Company is currently undergoing a Federal income tax audit for the tax year 2009. The Company closed the New York State audit for tax years 2006 through 2008.

(9) Long-Term Debt

        The Senior Credit Facility consists of a $140.0 million senior secured revolving credit facility. Senior Subordinated notes due April 15, 2017 were issued in April 2010 of approximately $310.0 million. In March 2011, the Company issued an additional $50.0 million in Senior Subordinated notes due April 15, 2017 of which the proceeds were used to fund the MDLLC transaction and an additional $16.25 million issued to the seller in the transaction. In May 2012, the Company issued $350.0 million in aggregate principal amount of Senior Secured Second Lien Notes due January 15, 2017 of which the proceeds were used to repay its existing senior secured revolving credit facility of approximately $63.0 million and the Term Loan B portion of approximately $265.4 million, of its senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility and to pay related fees and expenses.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(9) Long-Term Debt (Continued)

        The Company's long-term debt consists of the following (in thousands):

	December 31, 2012	December 31, 2011
$347.0 million senior secured credit facility—(Term Loan B portion) (net of unamortized debt discount of $993 at December 31, 2011) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company's assets. At December 31, 2011 interest rates were at LIBOR plus applicable margin, at 5.0% due at various maturity dates through February 2014	$—	$264,367
$90.1 million senior secured credit facility (extended revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company's assets. At December 31, 2011, interest rates were at LIBOR plus applicable margin, at 5.0% due at various maturity dates through February 2014	—	7,212
$34.9 million senior secured credit facility (non-extended revolving credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company's assets. At December 31, 2011 interest rates were at LIBOR plus applicable margin, at 4.5% due at various maturity dates through February 2013	—	2,788
$140.0 million revolving credit facility with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company's assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	7,500	—
$350.0 million Senior Secured Second Lien Notes (net of unamortized debt discount of $1,423 at December 31, 2012) due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	348,577	—
$360.0 million Senior Subordinated Notes (net of unamortized debt discount of $1,647 and $2,027 at December 31, 2012 and 2011, respectively) due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	358,353	357,973
$16.25 million Senior Subordinated Notes (net of unamortized debt discount of $142 and $175 at December 31, 2012 and 2011, respectively) due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	16,108	16,075
Various other notes payable with average interest rate of 14.3% due through August 2019	3,753	2,933
Seller financing promissory notes with average interest rate of 6.21% due through December 2013	2,093	4,005
Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 9.1%, due at various maturity dates through March 2022	25,984	23,680

	762,368	679,033
Less current portion	(11,065)	(13,945)

	$751,303	$665,088

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(9) Long-Term Debt (Continued)

        Maturities under the obligations described above are as follows at December 31, 2012 (in thousands):

2013	11,065
2014	6,738
2015	7,136
2016	11,747
2017	727,078
Thereafter	1,816

765,580
Less unamortized debt discount	(3,212)

$762,368

        At December 31, 2012 and 2011, the prime interest rate was 3.25%.

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

        In March 2011, Radiation Therapy Services, Inc. ("RTS"), a wholly owned subsidiary of Parent, issued to DDJ Capital Management, LLC, $50 million in aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2017. The proceeds of $48.5 million were used (i) to fund the Company's acquisition of all of the outstanding membership units of MDLLC and substantially all of the interests

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(9) Long-Term Debt (Continued)

of MDLLC's affiliated companies (the "MDLLC Acquisition"), not then controlled by the Company and (ii) to fund transaction costs associated with the MDLLC Acquisition.

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

Senior Secured Second Lien Notes

        On May 10, 2012, the Company issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017 (the "Notes").

        The Notes were issued pursuant to an indenture, dated May 10, 2012 (the "Indenture"), among RTS, the guarantors signatory thereto and Wilmington Trust, National Association, governing the Notes. The Notes are senior secured second lien obligations of RTS and are guaranteed on a senior secured second lien basis by RTS, and each of RTS's domestic subsidiaries to the extent such guarantor is a guarantor of RTS's obligations under the Revolving Credit Facility (as defined below).

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

        RTS used the proceeds to repay its existing senior secured revolving credit facility of approximately $63.0 million and the Term Loan B portion of approximately $265.4 million, of its senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility described below, and to pay related fees and expenses. Any remaining net proceeds was used for general corporate purposes. RTS incurred approximately $14.4 million in transaction fees and expenses, including legal, accounting and other fees and expenses associated with the offering, and the initial purchasers' discount of $1.7 million.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(9) Long-Term Debt (Continued)

Credit Agreement

        On May 10, 2012, RTS also entered into the Credit Agreement (the "Credit Agreement") among RTS, as borrower, the Company, Wells Fargo Bank, National Association, as administrative agent (in such capacity, the "Administrative Agent"), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

        The credit facilities provided under the Credit Agreement consist of a revolving credit facility providing for up to $140 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the "Revolving Credit Facility"). RTS may increase the aggregate amount of revolving loans by an amount not to exceed $10 million in the aggregate. The Revolving Credit Facility matures October 15, 2016.

        Loans under the Revolving Credit Facility are subject to the following interest rates:

          (a)   for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period appearing on Reuters Screen LIBOR01 Page as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (ii) an applicable margin based upon a total leverage pricing grid; and

          (b)   for loans which are base rate loans, (i) the greatest of (A) the Administrative Agent's prime lending rate at such time, (B) the overnight federal funds rate at such time plus 1/2 of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin based upon a total leverage pricing grid.

        RTS will pay certain recurring fees with respect to the Revolving Credit Facility, including (i) fees on the unused commitments of the lenders under the Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

        The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of RTS and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Notes; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of RTS's subsidiaries to make distributions, advances and asset transfers. In addition, under the Revolving Credit Facility, we will be required to comply with a specific first lien leverage ratio not to exceed 1.25 to 1.00.

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

DECEMBER 31, 2012, 2011 and 2010

(9) Long-Term Debt (Continued)

actual or asserted invalidity or impairment of any definitive loan documentation and a change of control.

        The obligations of RTS under the Revolving Credit Facility are guaranteed by the Company and each direct and indirect, domestic subsidiary of RTS.

        The Revolving Credit Facility and any interest rate protection and other hedging arrangements provided by any lender party to the Revolving Credit Facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of RTS's and each guarantor's tangible and intangible assets (subject to certain exceptions).

        The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at December 31, 2012	Level at December 31, 2012
Maximum permitted first lien leverage ratio	<1.25 to 1.00	0.22 to 1.00

        The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of December 31, 2012.

        In August 2011, the Company entered into a lease line of credit with a financial institution for the purpose of obtaining financing for medical equipment purchases in the commitment amount of $12.5 million. As of December 31, 2011 the Company had utilized approximately $8.7 million under the lease line of credit.

        For the year ended December 31, 2012, the Company incurred deferred financing costs of approximately $14.4 million of which $8.2 million related to the issuance of the $350.0 million in aggregate principal amount of 8 7/8% senior secured second lien notes due 2017 in May 2012, and $6.2 million related to the Company's $140.0 million senior secured revolving credit facility entered into in May 2012. For the year ended December 31, 2011, the Company incurred deferred financing costs of approximately $4.8 million of which $1.6 million related to the issuance of the $50.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 in March 2011, $2.9 million related to the amendment to the Company's senior secured credit facility and the $50.0 million incremental amendment in September 2011, and $0.3 million related to the registration of the issuance of the $16.25 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 in March 2011 related to the MDLLC transaction. For the year ended December 31, 2010, the Company incurred deferred financing costs of approximately $11.9 million for the issuance of $310.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017. The consolidated balance sheets as of December 31, 2012 and 2011, include $22.1 million and $17.2 million, respectively, in other long-term assets related to unamortized deferred financing costs. The Company recorded approximately $5.4 million, $4.5 million, and $3.3 million, to interest expense for the years ended December 31, 2012, 2011 and 2010, respectively, related to the amortization of deferred financing costs.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(10) Real Estate Subject to Finance Obligation

        The Company leases certain of its treatment centers (each, a "facility" and, collectively, the "facilities") and other properties from partnerships which are majority-owned by related parties (each, a "related-party lessor" and, collectively, the related party lessors"). The related-party lessors construct the facilities in accordance with the Company's plans and specifications and subsequently leases these facilities to the Company. Due to the related-party relationship, the Company is considered the owner of these facilities during the construction period pursuant to the provisions of ASC 840-40, Sale-Leaseback Transactions. In accordance with ASC 840-40, the Company records a construction-in-progress asset for these facilities with a corresponding finance obligation during the construction period. Certain related parties guarantee the debt of the related-party lessors, which is considered to be "continuing involvement" pursuant to ASC 840-40. Accordingly, these leases do not qualify as a normal sale-leaseback at the time that construction was completed and these facilities were leased to the Company. As a result, the costs to construct the facilities and the related finance obligation remain on the Company's consolidated balance sheets after construction was completed. The construction costs are included in real estate subject to finance obligation in the accompanying consolidated balance sheets. The finance obligation is amortized over the lease during the construction period term based on the payments designated in the lease agreements with a portion of the payment representing a free ground lease recorded in rent expense. The assets classified as real estate subject to finance obligation are amortized on a straight-line basis over their useful lives.

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

        As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, of the refinancing of the landlords' mortgages on these respective properties the Company derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, the Company entered into a new master lease arrangement with the related party lessors on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. Subsequent to March 31, 2010 the related party lessors removed the personal guarantees of the debt related to two additional properties. As a result, the Company in 2010 derecognized approximately $4.4 million in real estate subject to finance obligation, $4.5 million in finance obligation. During 2011 the related party lessors completed construction of 2 properties. Upon completion we entered into a new master lease arrangement with the related party lessors for these 2 properties as well as an existing property under lease. The initial

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(10) Real Estate Subject to Finance Obligation (Continued)

term of the new master lease arrangement is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $0.7 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index.

        The net book values of real estate subject to finance obligation are summarized as follows:

	December 31,
(in thousands):	2012	2011
Land	$337	$337
Leasehold Improvements	10,435	10,435
Construction-in-progress	6,571	3,825
Accumulated depreciation	(1,139)	(878)

	$16,204	$13,719

        Depreciation expense relating to real estate subject to finance obligation is classified in depreciation and amortization in the accompanying consolidated statements of comprehensive loss.

        Future payments of the finance obligation as of December 31, 2012, are as follows:

(in thousands):	Finance Obligation
2013	$1,745
2014	2,106
2015	2,124
2016	2,124
2017	1,944
Thereafter	14,389

$24,432
Less: amounts representing ground lease	(736)
Less: amounts representing interest	(17,180)
Finance obligation balance at end of lease term	10,676

Finance obligation	$17,192
Less: amount representing current portion	(287)

Finance obligation, less current portion	$16,905

        Interest expense relating to the finance obligation was approximately $0.8 million, $0.8 million, and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(11) Reconciliation of total equity and noncontrolling interests

        The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest. Noncontrolling interests-nonredeemable principally represent minority shareholders' proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company's control. These noncontrolling interests have been classified outside of permanent equity on the Company's consolidated balance sheets. The noncontrolling interests are not redeemable at December 31, 2012 and 2011, and the contingent events upon which the noncontrolling interest may be redeemed is not probable of occurrence at December 31, 2012. Accordingly, the noncontrolling interests are measured at their carrying value at December 31, 2012 and 2011.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(11) Reconciliation of total equity and noncontrolling interests (Continued)

        The following table presents changes in total equity for the respective periods (in thousands):

(in thousands):	Radiation Therapy Services Holdings, Inc. Shareholder's Equity	Noncontrolling interests— nonredeemable	Total Equity	Noncontrolling interests— redeemable
Balance, January 1, 2010	$610,298	$11,709	$622,007	$7,294

Net (loss) income	(115,488)	691	(114,797)	1,007
Other comprehensive income from unrealized gain on interest rate swap agreement	1,679	—	1,679	—
Other comprehensive loss from share of equity investee	(201)	—	(201)	—
Issuance of limited liability company interests	156	—	156	—
Deconsolidation of noncontrolling interest	—	(78)	(78)	—
Purchase of noncontrolling interest in a joint venture	(475)	475	—	—
Stock-based compensation	1,030	—	1,030	—
Payment of note receivable from shareholder	50	—	50	—
Equity contribution in joint venture	—	608	608	—
Cash distributions	—	(2,246)	(2,246)	(930)

Balance, December 31, 2010	$497,049	$11,159	$508,208	$7,371

Net (loss) income	(353,441)	2,767	(350,674)	791
Other comprehensive income from unrealized gain on interest rate swap agreements	2,428	—	2,428	—
Other comprehensive loss from foreign currency translation	(4,265)	(617)	(4,882)	(27)
Cash contribution of equity	3	—	3	—
Deconsolidation of noncontrolling interest	—	49	49	—
Equity issuance related to MDLLC acquisition	16,250	—	16,250	—
Fair value of noncontrolling interest acquired in connection with the acquisition of medical practices	—	—	—	1,364
Fair value of noncontrolling interest acquired in connection with MDLLC acquisition	—	7,750	7,750	—
Reversal of other comprehensive income of previously held equity investment	338	—	338	—
Stock-based compensation	1,461	—	1,461	—
Payment of note receivable from shareholder	50	—	50	—
Issuance of noncontrolling interest redeemable	—	—	—	71
Equity contribution in joint venture	—	—	—	4,120
Cash distributions	—	(3,687)	(3,687)	(962)

Balance, December 31, 2011	$159,873	$17,421	$177,294	$12,728

Net (loss) income	(154,208)	2,470	(151,738)	609
Other comprehensive loss from unrealized loss on interest rate swap agreement	(333)	—	(333)	—
Other comprehensive loss from foreign currency translation	(7,199)	(498)	(7,697)	(185)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	958	—	958	—
Purchase of noncontrolling interests	—	—	—	(1,189)
Consolidation of a noncontrolling interest	—	146	146	—
Stock-based compensation	3,257	—	3,257	—
Payment of note receivable from shareholder	72	—	72	—
Cash distributions	—	(3,492)	(3,492)	(595)

Balance, December 31, 2012	2,420	$16,047	$18,467	$11,368

        Redeemable equity securities with redemption features that are not solely within the Company's control are classified outside of permanent equity. Those securities are initially recorded at their

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(11) Reconciliation of total equity and noncontrolling interests (Continued)

estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. In the unlikely event that a redeemable equity security will require redemption, then subsequent adjustments to the initially recorded amount will be recognized in the period that a redemption becomes probable.

(12) Fair Value of Financial Instruments

        ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1—	Quoted prices for identical assets and liabilities in active markets.
Level 2—
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3—	Unobservable inputs for the asset or liability.

        In accordance with ASC 820, the fair value of the 8 7/8% Senior Secured Second Lien Notes due 2017, the 9 7/8% Senior Subordinated Notes due 2017, and Term Loan B portion of the senior secured credit facility ("Term Loan B") was based on prices quoted from third-party financial institutions (Level 2). At December 31, 2012, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$344,750	$348,577
$360.0 million Senior Subordinated Notes due April 15, 2017	$253,800	$358,353
$16.25 million Senior Subordinated Notes due April 15, 2017	$11,456	$16,108

        At December 31, 2011, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$347.0 million senior secured credit facility—(Term Loan B portion)	$261,048	$264,367
$360.0 million Senior Subordinated Notes due April 15, 2017	$273,600	$357,973
$16.25 million Senior Subordinated Notes due April 15, 2017	$12,350	$16,075

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(12) Fair Value of Financial Instruments (Continued)

        As of December 31, 2012 and 2011, the Company held certain items that are required to be measured at fair value on a recurring basis including interest rate swap agreements and foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity. The carrying values of the Company's long-term debt other than Senior Subordinated Notes and Senior Secured Second Lien Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. There have been no transfers between levels of valuation hierarchies for the years ended December 31, 2012 and 2011.

        The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of December 31, 2012 and 2011:

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency derivative contracts	$319	$—	$319	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other long-term liabilities
Interest rate swaps	$(708)	$—	$(708)	$—

Other current assets
Foreign currency derivative contracts	$814	$—	$814	$—

        The estimated fair value of the Company's interest rate swaps were determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

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

DECEMBER 31, 2012, 2011 and 2010

(13) Equity Investments in Joint Ventures

        The Company currently maintains equity interests in five unconsolidated joint ventures, a 45% interest in a joint venture with a radio-surgery facility, a 45% interest in a urology surgical facility, a 28.5% interest in the development and management of a proton beam therapy center to be constructed in Manhattan, and two joint ventures in South America.

        In 2010, the Company maintained a 33% interest in Medical Developers, LLC, a joint venture which had a 57% interest in the underlying operating entities, and manages 26 radiation therapy treatment centers in South America, Central America and the Caribbean. The centers are located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala, El Salvador and Bolivia. In March 2011, the Company purchased the remaining 67% interest in Medical Developers, LLC.

        At December 31, 2010, the Company's investment in Medical Developers, LLC was approximately $14.7 million. Total member's equity as reported by Medical Developers, LLC was $26.2 million at December 31, 2010. The Company's equity in the earnings of Medical Developers, LLC for the year ended December 31, 2010 was $2.0 million, which is recorded in other revenue in the accompanying consolidated statements of comprehensive loss. The Company's equity in the earnings of a controlling interest in MDLLC for the two months ended February 28, 2011 was approximately $0.3 million. Effective March 1, 2011, the Company consolidated the operations of Medical Developers, LLC.

        The condensed results of operations of Medical Developers, LLC are as follows:

(in thousands):	Year Ended December 31, 2010
Total revenues	$53,152
Net income	10,940
Net income attributable to noncontrolling interests	(4,864)

Net income attributable to Medical Developers, LLC	$6,076

        The Company utilizes the equity method to account for its investments in the unconsolidated joint ventures. At December 31, 2012 and 2011, the Company's investments in the unconsolidated joint ventures were approximately $0.6 million and $0.7 million, respectively. The Company's equity in the earnings (losses) of the equity investments in joint ventures was approximately ($0.8 million), ($1.0 million), and $1.0 million years ended December 31, 2012, 2011 and 2010, respectively, which is recorded in other revenue in the accompanying consolidated statements of comprehensive loss.

        The condensed financial position and results of operations of the unconsolidated joint venture entities are as follows:

	December 31,
(in thousands):	2012	2011
Total assets	$9,849	$10,807

Liabilities	$684	$1,153
Shareholders' equity	9,165	9,654

Total liabilities and shareholders' equity	$9,849	$10,807

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(13) Equity Investments in Joint Ventures (Continued)

	Year Ended December 31,
(in thousands):	2012	2011	2010
Revenues	$1,767	$3,152	$57,925
Expenses	5,182	7,186	53,876

Net income (loss)	$(3,415)	$(4,034)	$4,049

        A summary of the changes in the equity investment in the unconsolidated joint ventures is as follows:

(in thousands):
Balance at January 1, 2010	$18,663
Capital contributions in joint venture	2,339
Distributions	(1,007)
Share of other comprehensive loss	(201)
Impairment	(659)
Equity interest in net income of joint ventures	1,001

Balance at December 31, 2010	20,136

Capital contributions in joint venture	799
Distributions	(634)
Foreign currency transaction loss	(2)
Impairment	(2,635)
Sale of investment	(312)
Consolidation of investment	(15,674)
Purchase of investment	50
Equity interest in net income of joint ventures	(1,036)

Balance at December 31, 2011	692

Capital contributions in joint venture	714
Distributions	(9)
Foreign currency transaction loss	(5)
Equity interest in net income of joint ventures	(817)

Balance at December 31, 2012	$575

(14) Commitments and Contingencies

Letters of Credit

        The Company issued to the lessor of one of its treatment centers an unconditional and irrevocable letter of credit in the amount of approximately $0.2 million to serve as security for the performance of the assignees' obligations under the lease. In addition, the Company issued an irrevocable letter of credit in the amount of approximately $0.9 million relating to the Company's workers' compensation insurance program and approximately $0.5 million relating to the Company's property insurance program. In November 2011, the Company issued an irrevocable letter of credit in the amount of

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(14) Commitments and Contingencies (Continued)

approximately $2.0 million to a financial institution to provide to an uncommitted line of credit to three operating entities of Medical Developers LLC.

Lease Commitments

        The Company is obligated under various operating leases for office space, medical equipment, and an aircraft lease. Total lease expense incurred under these leases was approximately $45.1 million, $38.8 million, and $33.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Future fixed minimum annual lease commitments are as follows at December 31, 2012:

(in thousands):	Commitments	Less Sublease Rentals	Net Rental Commitments
2013	$39,295	$1,041	$38,254
2014	38,109	889	37,220
2015	35,301	441	34,860
2016	33,971	—	33,971
2017	32,319	—	32,319
Thereafter	236,742	—	236,742

	$415,737	$2,371	$413,366

        The Company leases land and space at its treatment centers under operating lease arrangements expiring in various years through 2044. The majority of the Company's leases provide for fixed rent escalation clauses, ranging from 1.0% to 4.0%, or escalation clauses tied to the Consumer Price Index. The rent expense for leases containing fixed rent escalation clauses or rent holidays is recognized by the Company on a straight-line basis over the lease term. Leasehold improvements made by a lessee are recorded as leasehold improvements. Leasehold improvements are amortized over the shorter of their estimated useful lives (generally 39 years or less) or the related lease term plus anticipated renewals when there is an economic penalty associated with nonrenewal. An economic penalty is deemed to occur when the Company forgoes an economic benefit, or suffers an economic detriment by not renewing the lease. Penalties include, but are not limited to, impairment of existing leasehold improvements, profitability, location, uniqueness of the property within its particular market, relocation costs, and risks associated with potential competitors utilizing the vacated location. Lease incentives received are recorded as accrued rent and amortized as reductions to lease expense over the lease term.

Concentrations of Credit Risk

        Financial instruments, which subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company maintains its cash in bank accounts with highly rated financial institutions. These accounts may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company grants credit, without collateral, to its patients, most of whom are local residents. Concentrations of credit risk with respect to accounts receivable relate principally to third- party payers, including managed care contracts, whose

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(14) Commitments and Contingencies (Continued)

ability to pay for services rendered is dependent on their financial condition. For the year ended December 31, 2012, a government payor in Argentina represented approximately 24% of the total revenues earned in Argentina.

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

(15) Retirement and Deferred Compensation Plans

        The Company has a defined contribution retirement plan under Section 401(a) of the Internal Revenue Code (the Retirement Plan). The Retirement Plan allows all full-time employees after one year of service to defer a portion of their compensation on a pretax basis through contributions to the Retirement Plan. The Company provides for a discretionary match based on a percentage of the employee's annual contribution. At December 31, 2012, the Company accrued approximately $0.6 million related to the Company's approved discretionary match. No Company match was provided for in 2011. At December 31, 2010, the Company accrued approximately $0.6 million related to the Company's approved discretionary match.

        The Company has a non-qualified deferred compensation plan whereby certain key employees, physicians and executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among mutual funds. Participants are able to elect the payment of benefits on a specified date or upon retirement. Distributions are made in the form of lump sum or in installments elected by the participant. As of

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(15) Retirement and Deferred Compensation Plans (Continued)

December 31, 2012 and 2011, the liability of the Company to the plan participants, which is recorded in other long-term liabilities was approximately $1.5 million and $0.1 million, respectively. Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the deferred compensation plan. The policies are recorded at their net cash surrender values. As of December 31, 2012 and 2011, the net cash surrender values of the COLI, which is recorded in other long-term assets was approximately $1.5 million and $0.1 million, respectively.

(16) Stock Option Plan and Restricted Stock Grants

  2008 Equity-based incentive plans

        RT Investments adopted an equity-based incentive plan in February 2008 ("2008 Plan"), and authorized for issuance under the plan approximately 1,494,111 units of limited liability company interests consisting of 526,262 Class B Units and 967,849 Class C Units. The units are limited liability company interests and were available for issuance to the Company's employees. Effective as of June 11, 2012, RT Investments entered into the Third Amended and Restated Limited Liability Company Agreement (the "Amended LLC Agreement"). The Amended LLC Agreement established new classes of equity units in RT Investments in the form of Class Management Equity Plan ("MEP") Units, Class Executive Management Equity Plan ("EMEP") Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of preferred units and Class A Units of RT Investments. The Amended LLC Agreement also provides that any forfeited or repurchased Class EMEP Units may be reallocated by Dr. Daniel Dosoretz, in his sole discretion, for so long as he is Chief Executive Officer of the Company. The Amended LLC Agreement provided for the cancellation of RT Investments' existing Class B and Class C incentive equity units.

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

DECEMBER 31, 2012, 2011 and 2010

(16) Stock Option Plan and Restricted Stock Grants (Continued)

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

        The summary of activity under the 2008 Plan is presented below:

	Class B Units Outstanding	Weighted- Average Grant Date Fair Value	Class C Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at end of period January 1, 2010	372,593	$8.14	793,771	$7.06
Units granted	16,665	10.08	43,099	8.75
Units vested	(124,198)	8.14	—	—

Nonvested balance at end of period December 31, 2010	265,060	$8.26	836,870	$7.15

Units granted	41,662	5.49	107,748	4.88
Units forfeited	(20,831)	9.30	(119,720)	7.67
Units vested	(136,697)	8.04	—	—

Nonvested balance at end of period December 31, 2011	149,194	$7.55	824,898	$6.78

Units granted	—	—	—	—
Units forfeited	—	—	—	—
Units vested	(114,813)	8.14	—	—
Units cancelled	(34,381)	5.57	(824,898)	6.78

Nonvested balance at end of period December 31, 2012	—	$—	—	$—

2012 Equity-based incentive plans

        Effective as of June 11, 2012, RT Investments entered into the Amended LLC Agreement. The Amended LLC Agreement established new classes of equity units (such new units, the "2012 Plan") in RT Investments in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of Preferred units

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(16) Stock Option Plan and Restricted Stock Grants (Continued)

and Class A Units of RT Investments. In addition to the Preferred Units and Class A Units of RT Investments, the Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units, and 100 Class G Units. As of December 31, 2012, there were 84,542 Class MEP Units, 9,257 Class EMEP Units and 100 Class G Units available for future issuance under the 2012 Plan.

        Generally, for Class MEP units awarded, 66.6% vest upon issuance, while the remaining 33.4% vest on the 18 month anniversary of the issuance date. There are no performance conditions for the MEP units to vest. For newly hired individuals after January 1, 2012, vesting occurs at 33.3% in years one and two, and 33.4% in year three of the individual's hire date. In the event of a sale or public offering of the Company prior to termination of employment, all unvested Class MEP units would vest upon consummation of the transaction. The MEP units are eligible to receive distributions only upon a return of all capital invested in RT Investments, plus the amounts to which the Class EMEP Units, are entitled to receive under the Amended LLC Agreements; which effectively creates a market condition that is reflected in the value of the Class MEP units.

        Vesting of the Class EMEP units is dependent upon achievement of an implied equity value target. The right to receive proceeds from vested units is dependent upon the occurrence of a qualified sale or liquidation event. Specifically, the percentage of EMEP units that vest is based on the implied value of the Company's equity, to be measured quarterly beginning December 31, 2012. 25% of the awards will be eligible for vesting if the "implied equity value" exceeds a predetermined threshold, with 50% incremental vesting eligibility if the implied value exceeds several higher thresholds for at least two consecutive quarters. The implied equity value per the Amended LLC Agreement is a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the Amended LLC Agreement. As with the MEP units, the values of the EMEP units are subject to a market condition in the form of the return on investment target for Vestar's interest.

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

        For purposes of determining the compensation expense associated with the 2012 equity-based incentive plan grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The Company then used the probability-weighted expected return method ("PWERM") to determine the fair value of these units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios,

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(16) Stock Option Plan and Restricted Stock Grants (Continued)

management considered the Company's ability to achieve certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit. Management considers an initial public offering ("IPO") of the Company's stock to be one of the exit scenarios for the current shareholders, although sale or merger/acquisition are possible future exit options as well. For the scenarios the enterprise value at exit was estimated based on a multiple of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year preceding the exit date. The enterprise value for the Staying Private Scenario was estimated based on a discounted cash flow analysis as well as guideline company market approach. The guideline companies were publicly-traded companies that were deemed comparable to the Company. The discount rate analysis also leveraged market data of the same guideline companies.

        For each PWERM scenario, management estimated probability factors based on the outlook of the Company and the industry as well as prospects for potential exit at the exit date based on information known or knowable as of the grant date. The probability-weighted unit values calculated at each potential exit date was present-valued to the grant date to estimate the per-unit value. The discount rate utilized in the present value calculation was the cost of equity calculated using the Capital Asset Pricing Model ("CAPM") and based on the market data of the guideline companies as well as historical data published by Morningstar, Inc. For each PWERM scenario, the per unit values were adjusted for lack of marketability discount to conclude on unit value on a minority, non-marketable basis.

        The estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company's consolidated financial statements over the requisite service period and in accordance with the vesting conditions of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if met or probable of being met. There was no stock-based compensation cost recorded in the period ended December 31, 2012 for the Class EMEP Units. The assumed forfeiture rate is based on an average historical forfeiture rate.

        The Company recorded $3.3 million, $1.5 million, and $1.0 million of stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in salaries and benefits in the consolidated statements of comprehensive loss.

        The summary of activity under the 2012 Plan is presented below:

2012 Plan	Class MEP Units Outstanding	Weighted-Average Grant Date Fair Value	Class EMEP Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2011	—	$—	—	$—

Units granted	915,458	3.32	90,743	38.94
Units forfeited	—	—	—	—
Units vested	(566,102)	3.32	—	—

Nonvested balance at end of period December 31, 2012	349,356	$3.32	90,743	$38.94

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(16) Stock Option Plan and Restricted Stock Grants (Continued)

        As of December 31, 2012, there was approximately $0.7 million, and $3.4 million of total unrecognized compensation expense related to the MEP Units, and EMEP Units, respectively. These costs are expected to be recognized over a weighted-average period of 1.34 years for MEP Units. The Class EMEP Units will be recognized upon an implied equity value threshold during the contractual life of the Class EMEP Units, which is not probable of achievement at December 31, 2012.

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

        For the CFO, 33.3% of the Preferred and Class A awards vest on January 1, 2013, with the remaining 66.7% vesting in equal amounts on January 1, 2014 and January 1, 2015. For the COO, 33.3% of the Preferred and Class A awards vest upon issuance, with the remaining 66.7% vesting in equal amounts on February 7, 2013 and February 7, 2014. As this creates a service condition, the Company will recognize compensation expense in accordance with the vesting conditions of the award over the remaining service period. Any unvested shares would vest automatically upon the occurrence of a sale or liquidation event, provided the executives remain employed by the Company at the time of the event. Vested shares are subject to forfeiture only in the event of termination for cause, or engaging in prohibited activities. The Company recorded approximately $0.3 million of stock-based compensation for the issuance of the Preferred and Class A Units to the executives.

(17) Related-Party Transactions

        The Company leases certain of its treatment centers and other properties from partnerships, which are majority owned by related parties. The leases are classified in the accompanying financial statements as either operating leases or as finance obligations pursuant to ASC 840, Leases. These related- party leases have expiration dates through December 31, 2027, and they provide for annual payments and executory costs, ranging from approximately $56,000 to $1.8 million. The aggregate payments the Company made to the entities owned by these related parties were approximately $17.7 million, $15.8 million, and $14.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

        In October 1999, the Company entered into a sublease arrangement with a partnership, which is owned by related parties to lease space to the partnership for an MRI center in Mount Kisco, New York. Sublease rentals paid by the partnership to the landlord were approximately $755,000, $733,000, and $673,000, for the years ended December 31, 2012, 2011 and 2010, respectively. In December 2012, the related parties sold their interest in the partnership.

        The Company is a participating provider in an oncology network, which is partially owned by a related party. The Company provides oncology services to members of the network. Annual payments

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(17) Related-Party Transactions (Continued)

received by the Company for the services were $1,273,000, $884,000, and $867,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company has a wholly owned subsidiary construction company that provides remodeling and real property improvements at certain of its facilities. In addition, the construction company is frequently engaged to build and construct facilities for lease that are owned by related parties. Payments received by the Company for building and construction fees were approximately $1.7 million, $1.4 million, and $0.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively. Amounts due to the Company for the construction services were approximately $1.3 million and $49,000 at December 31, 2012 and 2011, respectively.

        The Company purchases medical malpractice insurance from an insurance company owned by a related party. The period of coverage runs from November to October. The premium payments made by the Company were approximately $3.9 million, $5.7 million, and $5.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

        In California, Delaware, Maryland, Massachusetts, Michigan, Nevada, New York, and North Carolina, the Company maintains administrative services agreements with professional corporations owned by related parties, who are licensed to practice medicine in such states. The Company entered into these administrative services agreements in order to comply with the laws of such states, which prohibit the Company from employing physicians. The administrative services agreements generally obligate the Company to provide treatment center facilities, staff, equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting, and assistance in marketing services. Fees paid to the Company by such professional corporations under the administrative services agreements were approximately $58.8 million, $79.7 million, and $83.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts have been eliminated in consolidation.

        On February 22, 2008, the Company entered into a management agreement with Vestar Capital Partners V, L.P. (Vestar) relating to certain advisory and consulting services for an annual fee equal to the greater of (i) $850,000 or (ii) an amount equal to 1.0% of the Company's consolidated earnings before interest, taxes, depreciation, and amortization for each fiscal year determined as set forth in the Senior Credit Facility. As part of the management agreement, the Company also paid Vestar a management fee of approximately $10.0 million for services rendered in connection with the consummation of the Merger. This management fee was allocated between goodwill, deferred financing costs, and consulting fees. As part of the management agreement, the Company agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages, and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate upon such time that Vestar and its partners and their respective affiliates hold, directly, or indirectly in the aggregate, less than 20% of the voting power of the outstanding voting stock of the Company. During the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $1.2 million, $1.6 million, and $1.3 million, respectively, of management fees and expenses under such agreement.

        On April 22, 2010, affiliates of certain initial purchasers of the $310.0 million in aggregate principal amount 9 7/8% senior subordinated notes due 2017 provided an additional $15.0 million of

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(17) Related-Party Transactions (Continued)

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

(18) Segment and geographic information

        The Company operates in one line of business, which is operating physician group practices. As of March 1, 2011, due to the acquisition of MDLLC and Clinica de Radioterapia La Asuncion S.A., the Company's operations were reorganized into two geographically organized groups: the U.S. Domestic includes eight operating segments and International is an operating segment which are aggregated into one U.S. Domestic and one International reporting segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between reporting segments are properly eliminated. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(18) Segment and geographic information (Continued)

        Financial information by geographic segment is as follows (in thousands):

	Year ended December 31,
	2012	2011*
Total revenues:
U.S Domestic	$612,780	$584,262
International	81,171	60,455

Total	$693,951	$644,717

Facility gross profit:
U.S. Domestic	$168,933	$191,211
International	43,456	33,660

Total	$212,389	$224,871

Depreciation and amortization:
U.S. Domestic	$61,055	$51,507
International	3,838	2,577

Total	$64,893	$54,084

*
includes equity investee income prior to the MDLLC acquisition on March 1, 2011

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(18) Segment and geographic information (Continued)

	December 31, 2012	December 31, 2011
Total assets:
U.S. Domestic	$780,691	$867,448
International	141,610	131,144

Total	$922,301	$998,592

Property and equipment:
U.S. Domestic	$204,012	$223,511
International	17,038	12,900

Total	$221,050	$236,411

Capital expenditures:*
U.S. Domestic	$32,660	$38,897
International	5,297	2,416

Total	$37,957	$41,313

*
includes capital lease obligations related to capital expenditures

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$435,331	$505,008
International	85,572	93,932

Total	$520,903	$598,940

        Total revenues attributable to the Company's operations in Argentina were $62.7 million and $43.5 million for the years ended December 31, 2012 and 2011, respectively.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(18) Segment and geographic information (Continued)

        The reconciliation of the Company's reportable segment profit and loss is as follows (in thousands):

	Year ended December 31,
	2012	2011
Facility gross profit	$212,389	$224,871
Less:
General and administrative expenses	82,236	81,688
General and administrative salaries	78,812	68,523
General and administrative depreciation and amortization	15,298	11,702
Provision for doubtful accounts	16,916	16,117
Interest expense, net	77,494	60,656
Early extinguishment of debt	4,473	—
Fair value adjustment of earn-out liability and noncontrolling interests—redeemable	1,219	—
Impairment loss	81,021	360,639
Loss on investments	—	250
Gain on fair value adjustment of previously held equity investment	—	(234)
Foreign currency transaction loss	339	106
Loss on foreign currency derivative contracts	1,165	672

Loss before income taxes	$(146,584)	$(375,248)

(19) Unaudited Quarterly Financial Information

        The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein.

	2012
(in thousands):	December 31,	September 30,	June 30,	March 31,
Total revenues	$168,736	$167,516	$180,254	$177,445
Net loss	(33,222)	(90,543)	(18,968)	(8,396)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(33,070)	(91,385)	(20,204)	(9,549)

	2011
(in thousands):	December 31,	September 30,	June 30,	March 31,
Total revenues	$169,658	$156,266	$162,256	$156,537
Net loss	(111,697)	(230,327)	(4,782)	(3,077)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(112,046)	(231,029)	(5,850)	(4,516)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(20) Supplemental Consolidating Financial Information

        RTS' payment obligations under the senior secured credit facility, senior secured second lien notes, and senior subordinated notes are guaranteed by Radiation Therapy Services Holdings, Inc. (Parent) and certain domestic subsidiaries of RTS (Subsidiary Guarantors and, collectively with Parent, the "Guarantors"). The consolidated joint ventures, foreign subsidiaries and professional corporations of the Company are non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of comprehensive income (loss), and statements of cash flows information for Parent, RTS, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Parent and RTS and subsidiary guarantors using the equity method of accounting.

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$168	$124	$6,545	$8,573	$—	$15,410
Accounts receivable, net	—	—	47,231	39,638	—	86,869
Intercompany receivables	1,425	—	101,763	—	(103,188)	—
Prepaid expenses	—	90	5,320	633	—	6,043
Inventories	—	—	3,241	656	—	3,897
Deferred income taxes	(68)	(2,697)	3,017	288	—	540
Other	—	319	7,065	45	—	7,429

Total current assets	1,525	(2,164)	174,182	49,833	(103,188)	120,188
Equity investments in joint ventures	(534)	802,705	102,230	49	(903,875)	575
Property and equipment, net	—	—	186,084	34,966	—	221,050
Real estate subject to finance obligation	—	—	16,204	—	—	16,204
Goodwill	—	—	413,984	71,875	—	485,859
Intangible assets, net	—	—	15,555	19,489	—	35,044
Other assets	—	22,082	13,236	8,063	—	43,381
Intercompany note receivable	—	1,750	232	—	(1,982)	—

Total assets	$991	$824,373	$921,707	$184,275	$(1,009,045)	$922,301

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$372	$20,690	$6,476	$—	$27,538
Intercompany payables	—	92,937	—	10,251	(103,188)	—
Accrued expenses	—	12,079	26,017	8,305	—	46,401
Income taxes payable	(1,273)	1,547	1,262	1,415	—	2,951
Current portion of long-term debt	—	—	6,424	4,641	—	11,065
Current portion of finance obligation	—	—	287	—	—	287
Other current liabilities	—	—	3,940	3,744	—	7,684

Total current liabilities	(1,273)	106,935	58,620	34,832	(103,188)	95,926
Long-term debt, less current portion	—	730,538	19,561	1,204	—	751,303
Finance obligation, less current portion	—	—	16,905	—	—	16,905
Other long-term liabilities	—	—	16,272	5,858	—	22,130
Deferred income taxes	(156)	(12,566)	15,726	3,198	—	6,202
Intercompany note payable	—	—	—	1,982	(1,982)	—

Total liabilities	(1,429)	824,907	127,084	47,074	(105,170)	892,466
Noncontrolling interests—redeemable	—	—	—	—	11,368	11,368
Total Radiation Therapy Services Holdings, Inc. shareholder's equity (deficit)	2,420	(534)	794,623	137,201	(931,290)	2,420
Noncontrolling interests—nonredeemable	—	—	—	—	16,047	16,047

Total equity	2,420	(534)	794,623	137,201	(915,243)	18,467

Total liabilities and equity	$991	$824,373	$921,707	$184,275	$(1,009,045)	$922,301

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2012
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$447,178	$239,038	$—	$686,216
Other revenue	—	—	8,883	(331)	—	8,552
(Loss) income from equity investment	(149,911)	(57,470)	(3,257)	13	209,808	(817)
Intercompany revenue	—	756	73,980	—	(74,736)	—

Total revenues	(149,911)	(56,714)	526,784	238,720	135,072	693,951
Expenses:
Salaries and benefits	3,257	—	278,247	91,152	—	372,656
Medical supplies	—	—	49,365	12,224	—	61,589
Facility rent expenses	—	—	33,541	6,261	—	39,802
Other operating expenses	—	—	26,264	12,724	—	38,988
General and administrative expenses	1	1,529	66,485	14,221	—	82,236
Depreciation and amortization	—	3,711	53,491	7,691	—	64,893
Provision for doubtful accounts	—	—	11,545	5,371	—	16,916
Interest expense, net	(2)	73,964	2,661	871	—	77,494
Electronic health records incentive income	—	—	(2,256)	—	—	(2,256)
Early extinguishment of debt	—	4,473	—	—	—	4,473
Fair value adjustment of earn-out liability and noncontrolling interests—redeemable	—	—	—	1,219	—	1,219
Impairment loss	—	—	81,021	—	—	81,021
Foreign currency transaction loss	—	—	—	339	—	339
Loss on foreign currency derivative contracts	—	1,165	—	—	—	1,165
Intercompany expenses	—	—	—	74,736	(74,736)	—

Total expenses	3,256	84,842	600,364	226,809	(74,736)	840,535

(Loss) income before income taxes	(153,167)	(141,556)	(73,580)	11,911	209,808	(146,584)
Income tax (benefit) expense	8,573	8,022	(16,047)	3,997	—	4,545

Net (loss) income	(161,740)	(149,578)	(57,533)	7,914	209,808	(151,129)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(3,079)	(3,079)

Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(161,740)	(149,578)	(57,533)	7,914	206,729	(154,208)
Other comprehensive loss:	—	(333)	—	(7,882)	—	(8,215)

Comprehensive (loss) income	(161,740)	(149,911)	(57,533)	32	209,808	(159,344)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(2,396)	(2,396)

Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(161,740)	$(149,911)	$(57,533)	$32	$207,412	$(161,740)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(161,740)	$(149,578)	$(57,533)	$7,914	$209,808	$(151,129)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	46,835	6,217	—	53,052
Amortization	—	3,711	6,656	1,474	—	11,841
Deferred rent expense	—	—	993	241	—	1,234
Deferred income taxes	3,759	157	(3,919)	(2,020)	—	(2,023)
Stock-based compensation	3,257	—	—	—	—	3,257
Provision for doubtful accounts	—	—	11,545	5,371	—	16,916
Loss on the sale of property and equipment	—	—	361	387	—	748
Amortization of termination of interest rate swap	—	958	—	—	—	958
Write-off of loan costs	—	525	—	—	—	525
Early extinguishment of debt	—	4,473	—	—	—	4,473
Termination of derivative interest rate swap agreements	—	(972)	—	—	—	(972)
Loss on fair value adjustment of noncontrolling interests—redeemable	—	—	—	175	—	175
Impairment loss	—	—	80,875	146	—	81,021
Loss on foreign currency transactions	—	—	—	33	—	33
Loss on foreign currency derivative contracts	—	1,165	—	—	—	1,165
Amortization of debt discount	—	798	—	—	—	798
Amortization of loan costs	—	5,434	—	—	—	5,434
Equity interest in net loss (earnings) of joint ventures	149,911	57,470	3,257	(13)	(209,808)	817
Distribution received from unconsolidated joint ventures	—	—	9	—	—	9
Changes in operating assets and liabilities:
Accounts receivable and other current assets	4	—	(17,306)	(4,276)	—	(21,578)
Income taxes payable	(1,147)	(6)	(1,066)	98	—	(2,121)
Inventories	—	—	954	(315)	—	639
Prepaid expenses	—	(38)	3,102	198	—	3,262
Intercompany payable / receivable	5,868	7,259	(8,835)	(5,656)	1,364	—
Accounts payable and other current liabilities	—	(237)	(1,369)	1,605	—	(1)
Accrued deferred compensation	—	—	1,160	179	—	1,339
Accrued expenses / other current liabilities	—	4,277	(2,065)	4,046	—	6,258

Net cash (used in) provided by operating activities	(88)	(64,604)	63,654	15,804	1,364	16,130
Cash flows from investing activities
Purchases of property and equipment	—	—	(23,651)	(7,025)	—	(30,676)
Acquisition of medical practices	—	—	(25,812)	(50)	—	(25,862)
Proceeds from the sale of property and equipment	—	—	2,987	—	—	2,987
Loans to employees	—	—	(68)	—	—	(68)
Purchase of joint venture interests	—	—	—	—	(1,364)	(1,364)
Intercompany notes to / from affiliates	—	(1,750)	(232)	1,982	—	—
Contribution of capital to joint venture entities	—	(489)	(225)	—	—	(714)
Distributions received from joint venture entities	—	1,539	4,979	—	(6,518)	—
Payment of foreign currency derivative contracts	—	(670)	—	—	—	(670)
Premiums on life insurance policies	—	—	(1,099)	(214)	—	(1,313)
Change in other assets and other liabilities	—	11	272	87	—	370

Net cash (used in) provided by investing activities	—	(1,359)	(42,849)	(5,220)	(7,882)	(57,310)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011 (Continued)
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from financing activities
Proceeds from issuance of debt	—	445,845	267	2,051	—	448,163
Principal repayments of debt	—	(365,360)	(15,151)	(2,833)	—	(383,344)
Repayments of finance obligation	—	—	(109)	—	—	(109)
Payments of notes receivable from shareholder	72	—	—	—	—	72
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(3,920)	(3,920)
Payment of loan costs	—	(14,437)	—	—	—	(14,437)
Cash distributions to shareholders	—	—	—	(10,438)	10,438	—

Net cash provided by (used in) financing activities	72	66,048	(14,993)	(11,220)	6,518	46,425

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(12)	—	(12)
Net (decrease) increase in cash and cash equivalents	(16)	85	5,812	(648)	—	5,233
Cash and cash equivalents, beginning of period	184	39	733	9,221	—	10,177

Cash and cash equivalents, end of period	$168	$124	$6,545	$8,573	$—	$15,410

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2011
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$184	$39	$733	$9,221	$—	$10,177
Accounts receivable, net	—	—	44,135	42,959	—	87,094
Intercompany receivables	6,335	—	91,477	—	(97,812)	—
Prepaid expenses	—	52	4,968	711	—	5,731
Inventories	—	—	4,140	168	—	4,308
Deferred income taxes	(35)	(1,924)	4,925	3	—	2,969
Other	4	814	4,397	810	—	6,025

Total current assets	6,488	(1,019)	154,775	53,872	(97,812)	116,304
Equity investments in joint ventures	149,377	778,355	123,310	42	(1,050,392)	692
Property and equipment, net	—	—	201,806	34,605	—	236,411
Real estate subject to finance obligation	—	—	13,719	—	—	13,719
Goodwill	—	82,491	384,001	90,055	—	556,547
Intangible assets, net	—	3,710	15,936	22,747	—	42,393
Other assets	—	17,248	7,089	8,189	—	32,526
Intercompany note receivable	—	—	—	—	—	—

Total assets	$155,865	$880,785	$900,636	$209,510	$(1,148,204)	$998,592

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$609	$21,838	$5,301	$—	$27,748
Intercompany payables	—	84,272	—	13,473	(97,745)	—
Accrued expenses	—	7,802	28,337	6,457	—	42,596
Income taxes payable	(126)	1,553	2,329	1,554	—	5,310
Current portion of long-term debt	—	—	9,923	4,022	—	13,945
Current portion of finance obligation	—	—	161	—	—	161
Other current liabilities	—	—	3,886	2,729	—	6,615

Total current liabilities	(126)	94,236	66,474	33,536	(97,745)	96,375
Long-term debt, less current portion	—	648,415	13,757	2,916	—	665,088
Finance obligation, less current portion	—	—	14,105	—	—	14,105
Other long-term liabilities	—	708	15,460	6,491	—	22,659
Deferred income taxes	(3,882)	(11,951)	21,553	4,623	—	10,343
Intercompany note payable	—	—	—	—	—	—

Total liabilities	(4,008)	731,408	131,349	47,566	(97,745)	808,570
Noncontrolling interests—redeemable	—	—	—	—	12,728	12,728
Total Radiation Therapy Services Holdings, Inc. shareholder's equity (deficit)	159,873	149,377	769,287	161,944	(1,080,608)	159,873
Noncontrolling interests—nonredeemable	—	—	—	—	17,421	17,421

Total equity	159,873	149,377	769,287	161,944	(1,063,187)	177,294

Total liabilities and equity	$155,865	$880,785	$900,636	$209,510	$(1,148,204)	$998,592

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2011
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$435,258	$203,432	$—	$638,690
Other revenue	—	1	6,574	488	—	7,063
(Loss) income from equity investment	(363,552)	(342,738)	2,633	(6)	702,627	(1,036)
Intercompany revenue	—	742	80,897	2	(81,641)	—

Total revenues	(363,552)	(341,995)	525,362	203,916	620,986	644,717
Expenses:
Salaries and benefits	1,461	—	263,483	61,838	—	326,782
Medical supplies	—	—	46,590	5,248	—	51,838
Facility rent expenses	—	—	28,902	4,473	—	33,375
Other operating expenses	—	—	23,768	10,224	—	33,992
General and administrative expenses	6	1,929	68,500	11,253	—	81,688
Depreciation and amortization	—	928	46,764	6,392	—	54,084
Provision for doubtful accounts	—	—	11,276	4,841	—	16,117
Interest expense, net	(6)	58,433	2,482	(253)	—	60,656
Impairment loss	—	—	359,857	782	—	360,639
Loss (gain) on investments	—	—	251	(1)	—	250
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Foreign currency transaction loss	—	—	—	106	—	106
Loss on forward currency derivative contracts	—	672	—	—	—	672
Intercompany expenses	—	—	2	81,639	(81,641)	—

Total expenses	1,461	61,962	851,641	186,542	(81,641)	1,019,965

(Loss) income before income taxes	(365,013)	(403,957)	(326,279)	17,374	702,627	(375,248)
Income tax expense	(9,735)	(37,977)	16,547	5,800	—	(25,365)

Net (loss) income	(355,278)	(365,980)	(342,826)	11,574	702,627	(349,883)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(3,558)	(3,558)

Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(355,278)	(365,980)	(342,826)	11,574	699,069	(353,441)
Other comprehensive income (loss):	—	2,428	—	(4,909)	—	(2,481)

Comprehensive (loss) income	(355,278)	(363,552)	(342,826)	6,665	702,627	(352,364)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable:	—	—	—	—	(2,914)	(2,914)

Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(355,278)	$(363,552)	$(342,826)	$6,665	$699,713	$(355,278)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(355,278)	$(365,980)	$(342,826)	$11,574	$702,627	$(349,883)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	40,822	5,150	—	45,972
Amortization	—	928	5,942	1,242	—	8,112
Deferred rent expense	—	—	1,069	202	—	1,271
Deferred income taxes	(2,141)	(38,285)	11,220	403	425	(28,378)
Stock-based compensation	1,461	—	—	—	—	1,461
Provision for doubtful accounts	—	—	11,276	4,841	—	16,117
Loss on the sale of property and equipment	—	—	235	—	—	235
Termination of a derivative interest rate swap agreement	—	(1,880)	—	—	—	(1,880)
Impairment loss	—	—	359,857	782	—	360,639
Loss on investments	—	—	251	(1)	—	250
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Loss on foreign currency transactions	—	—	—	98	—	98
Loss on forward currency derivative contracts	—	672	—	—	—	672
Amortization of debt discount	—	847	—	—	—	847
Amortization of loan costs	—	4,524	—	—	—	4,524
Equity interest in net loss (earnings) of joint ventures	363,552	342,738	(2,633)	6	(702,627)	1,036
Distribution received from unconsolidated joint ventures	—	—	52	—	—	52
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(11,807)	(8,973)	—	(20,780)
Income taxes payable	(568)	5,533	(7,076)	(1,684)	(598)	(4,393)
Inventories and other current assets	—	—	(1,522)	(100)	—	(1,622)
Prepaid expenses	—	(7)	2,536	310	—	2,839
Intercompany payable / receivable	(7,177)	61,149	(56,738)	2,593	173	—
Accounts payable	—	(15)	4,338	(1,515)	—	2,808
Accrued expenses	—	1,424	2,432	1,145	—	5,001

Net cash (used in) provided by operating activities	(151)	11,648	17,194	16,073	—	44,764
Cash flows from investing activities
Purchases of property and equipment	—	—	(30,733)	(5,879)	—	(36,612)
Acquisition of medical practices	—	—	(63,843)	3,957	—	(59,886)
Proceeds from the sale of property and equipment	—	—	6	—	—	6
Repayments from (loans to) employees	—	—	346	(8)	—	338
Intercompany notes to / from affiliates	—	—	—	—	—	—
Contribution of capital to joint venture entities	—	(57,647)	(299)	—	57,147	(799)
Distributions received from joint venture entities	—	1,379	6,442	—	(7,240)	581
Proceeds from sale of equity interest in a joint venture	—	—	4,432	—	(4,120)	312
Proceeds from sale of investments	—	—	1,035	—	—	1,035
Purchase of investments	—	—	—	(79)	—	(79)
Payment of foreign currency derivative contracts	—	(1,486)	—	—	—	(1,486)
Change in other assets and other liabilities	3	(1)	(233)	39	—	(192)

Net cash provided by (used in) investing activities	3	(57,755)	(82,847)	(1,970)	45,787	(96,782)
Cash flows from financing activities
Proceeds from issuance of debt	—	97,375	11,408	2,422	—	111,205
Principal repayments of debt	—	(46,500)	(10,711)	(566)	—	(57,777)
Repayments of finance obligation	—	—	(95)	—	—	(95)
Proceeds from equity contribution	3	—	57,147	—	(57,147)	3
Payments of notes receivable from shareholder	50	—	—	—	—	50
Proceeds from issuance of noncontrolling interest	—	—	—	—	4,120	4,120
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(4,428)	(4,428)
Consolidation of noncontrolling interest	—	—	—	(33)	—	(33)
Payments of loan costs	—	(4,809)	—	—	—	(4,809)
Cash distributions to shareholders	—	—	—	(11,668)	11,668	—

Net cash provided by (used in) financing activities	53	46,066	57,749	(9,845)	(45,787)	48,236

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(18)	—	(18)
Net (decrease) increase in cash and cash equivalents	(95)	(41)	(7,904)	4,240	—	(3,800)
Cash and cash equivalents, beginning of period	279	80	8,637	4,981	—	13,977

Cash and cash equivalents, end of period	$184	$39	$733	$9,221	$—	$10,177

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

(20) Supplemental Consolidating Financial Information (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2010
(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$391,643	$144,270	$—	$535,913
Other revenue	—	—	6,377	672	—	7,049
(Loss) income from equity investment	(113,441)	(48,528)	4,354	—	158,616	1,001
Intercompany revenue	—	569	81,966	—	(82,535)	—

Total revenues	(113,441)	(47,959)	484,340	144,942	76,081	543,963
Expenses:
Salaries and benefits	1,030	—	244,692	36,580	—	282,302
Medical supplies	—	—	40,779	2,248	—	43,027
Facility rent expenses	—	—	25,166	2,719	—	27,885
Other operating expenses	—	—	23,965	3,138	—	27,103
General and administrative expenses	2	2,669	59,567	3,560	—	65,798
Depreciation and amortization	—	—	42,864	3,482	—	46,346
Provision for doubtful accounts	—	—	3,566	5,265	—	8,831
Interest expense, net	(9)	54,934	4,011	(431)	—	58,505
Loss on sale of assets of a radiation treatment center	—	—	1,903	—	—	1,903
Early extinguishment of debt	—	10,947	—	—	—	10,947
Impairment Loss	—	—	97,916	—	—	97,916
Intercompany expenses	—	—	—	82,703	(82,703)	—

Total expenses	1,023	68,550	544,429	139,264	(82,703)	670,563

(Loss) income before income taxes	(114,464)	(116,509)	(60,089)	5,678	158,784	(126,600)
Income tax (benefit) expense	(454)	(1,389)	(11,142)	6	169	(12,810)

Net (loss) income	(114,010)	(115,120)	(48,947)	5,672	158,615	(113,790)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,698)	(1,698)

Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(114,010)	(115,120)	(48,947)	5,672	156,917	(115,488)
Other comprehensive income (loss):	—	1,679	(201)	—	—	1,478

Comprehensive (loss) income	(114,010)	(113,441)	(49,148)	5,672	158,615	(112,312)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable:	—	—	—	—	(1,698)	(1,698)

Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(114,010)	$(113,441)	$(49,148)	$5,672	$156,917	$(114,010)

RADIATION THERAPY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 and 2010

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2013.

RADIATION THERAPY SERVICES HOLDINGS, INC. (Registrants)
By:	/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D. Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ JAMES L. ELROD, JR. James L. Elrod, Jr.	President and Director	March 28, 2013
/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2013
/s/ BRYAN J. CAREY Bryan J. Carey	Chief Financial Officer and Director (Principal Financial Officer)	March 28, 2013
/s/ JOSEPH BISCARDI Joseph Biscardi	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2013
/s/ ROBER L. ROSNER Robert L. Rosner	Director	March 28, 2013
/s/ ERIN L. RUSSELL Erin L. Russell	Vice President and Director	March 28, 2013
/s/ JAMES H. RUBENSTEIN, M.D. James H. Rubenstein, M.D.	Director	March 28, 2013
/s/ HOWARD M. SHERIDAN, M.D. Howard M. Sheridan, M.D.	Director	March 28, 2013

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
4.9
Sixth Supplemental Indenture, dated as of January 25, 2012, by and among Radiation Therapy Services, Inc., Goldsboro Radiation Therapy Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association., incorporated by reference to Exhibit 4.9 to Radiation Therapy Services Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012.
4.10
Indenture, dated as of May 10, 2012, among Radiation Therapy Services, Inc., the guarantors named therein as guarantors and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.1 to Radiation Therapy Services Holdings, Inc.'s Current Report on Form 8-K filed on May 14, 2012.
4.11
Registration Rights Agreement, dated as of May 10, 2012, among Radiation Therapy Services, Inc., the guarantors named therein as guarantors and Wells Fargo Securities, LLC, Morgan Stanley & Co. LLC and SunTrust Robinson Humphrey, Inc., incorporated herein by reference to Exhibit 4.2 to Radiation Therapy Services Holdings, Inc.'s Current Report on Form 8-K filed on May 14, 2012.
4.12
Seventh Supplemental Indenture, dated as of May 10, 2012, by and among Radiation Therapy Services, Inc., AHLC, LLC, Asheville CC, LLC, Sampson Simulator, LLC and Sampson Accelerator, LLC, each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.3 to Radiation Therapy Services Holdings, Inc.'s' Quarterly Report on Form 10-Q filed on May 15, 2012.

Exhibit Number	Description
10.1	Credit Agreement, dated February 21, 2008, by and among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries of Radiation Therapy Services, Inc. identified therein as the guarantors, the institutions from time to time party thereto as lenders, Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), in its capacity as administrative agent for the lenders thereto and the other agents and arrangers named therein, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
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
10.49
Administrative Services Agreement, dated January 1, 1997, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between New York Radiation Therapy Management Services, Incorporated and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Addendum to Administrative Services Agreement, dated January 1, 2011, between New York Radiation Therapy Management Services, LLC f/k/a New York Radiation Therapy Management Services, Inc. and Yonkers Radiation Medical Practice, P.A.,(incorporated herein by reference to Exhibit 10.49 to Radiation Therapy Services, Inc.'s Form 10-K filed on March 11, 2011), Addendum to Administrative Services Agreement, dated January 1, 2012, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A., (incorporated by reference to Exhibit 10.49 to Radiation Therapy Services Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012) and Addendum to Administrative Services Agreement, dated January 1, 2013, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A.

Exhibit Number	Description
10.50	Administrative Services Agreement, dated January 1, 2002, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2002, Addendum to Administrative Services Agreement, dated January 1, 2004, Addendum to Administrative Services Agreement, dated January 1, 2005, Addendum to Administrative Services Agreement, dated January 1, 2006, Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between North Carolina Radiation Therapy Management Services, LLC f/k/a North Carolina Radiation Therapy Management Services, Inc. and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Addendum to Administrative Services Agreement, dated January 1, 2011, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A., (incorporated herein by reference to Exhibit 10.50 to Radiation Therapy Services, Inc.'s Form 10-K filed on March 11, 2011), Addendum to Administrative Services Agreement, dated January 1, 2012, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A.,. (incorporated by reference to Exhibit 10.50 to Radiation Therapy Services Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012) and Addendum to Administrative Services Agreement, dated January 1, 2012, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A.
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
10.76
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
10.79
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
10.81
Personal and Services Agreement, dated effective as of December 1, 2004, between Imaging Initiatives, Inc and 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 10.84 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.82	Business Operations and Support Agreement, dated July 20, 1999, as amended by that certain Amendment to Business Operations and Support Agreement, dated November 15, 2006, by and between Phoenix Management Company, LLC and X-Ray Treatment Center, P.C., incorporated herein by reference to Exhibit 10.85 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.83
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

Exhibit Number	Description
10.91	Supplement No. 3, dated as of June 24, 2010, between Carolina Regional Cancer Center, LLC and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.94 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
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

Exhibit Number	Description
10.98	Supplement No. 10, dated as of September 30, 2010, between New England Radiation Therapy Management Services, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.101 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
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
10.101
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
10.103
Amended and Restated Radiation Therapy Investments, LLC 2008 Unit Award Plan, adopted on February 21, 2008, as amended and restated on March 1, 2011, incorporated herein be reference to Exhibit 10.3 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 4, 2011.
10.104
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
10.105
Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Main Film B.V., Bernardo Dosoretz, and Eduardo Chehtman, incorporated herein by reference to Exhibit 10.2 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.
10.106
Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Radiation Therapy Services, Inc., Radiation Therapy Investments, LLC, Bernardo Dosoretz and Eduardo Chehtman, incorporated herein by reference to Exhibit 10.3 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.
10.107
Contribution Agreement, dated March 1, 2011, by and between Radiation Therapy Investments, LLC and Alejandro Dosoretz, incorporated herein by reference to Exhibit 10.4 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.

Exhibit Number	Description
10.108	Registration Rights Agreement, dated March 1, 2011, by and among Radiation Therapy Services, Inc., the guarantors party thereto and the purchasers named in Schedule II thereto, incorporated herein by reference to Exhibit 10.5 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 7, 2011.
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
10.111
Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, incorporated herein by reference to Exhibit 10.2 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 4, 2011
10.112
Unit Repurchase Agreement, dated March 1, 2011, between Radiation Therapy Investments, LLC and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 4, 2011
10.113
Supplement No. 12, dated as of March 31, 2011 between Aurora Technology Development, LLC and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.113 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on April 1, 2011.
10.114
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
10.115
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
10.116
Supplement No. 13, dated as of September 29, 2011, between 21st Century Oncology Services, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.119 to Radiation Therapy Services Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012.

Exhibit Number	Description
10.117	Supplement No. 14, dated as of February 2, 2012, between Goldsboro Radiation Therapy Services, Inc. and Wells Fargo Bank, N.A., to the Guaranty and Collateral Agreement, dated as of February 21, 2008, among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc., certain subsidiaries of Radiation Therapy Services, Inc. listed therein and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.120 to Radiation Therapy Services Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012.
10.118
Executive Employment Agreement, dated March 1, 2011, between Radiation Therapy Services, Inc. and Joseph M. Garcia, incorporated herein by reference to Exhibit 10.4 to Radiation Therapy Services Holdings, Inc's Current Report on Form 8-K filed on March 4, 2011., incorporated by reference to Exhibit 10.49 to Radiation Therapy Services Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012.
10.119
Master Lease #3, dated as of December 12, 2011, between Theriac Rollup II, LLC and its wholly-owned subsidiaries as Landlord and 21st Century Oncology of Alabama, LLC, West Virginia Radiation Therapy Services, Inc. and 21st Century Oncology, LLC, collectively as Tenant for certain facilities, as guaranteed by Radiation Therapy Services, Inc., incorporated by reference to Exhibit 10.122 to Radiation Therapy Services Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012.
10.120
Asset Purchase Agreement, dated March 30, 2012 between 21st Century Oncology, LLC and Lakewood Ranch Oncology Center, LLC, Asset Purchase Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Urology Partners, P.A., Asset Purchase Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Florida Urology Specialists, P.A., Goodwill Purchase and Sale Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Joseph Bilik, M.D., Goodwill Purchase Agreement and Sale, dated March 30, 2012, between 21st Century Oncology, LLC and Matthew J. Perry, M.D., Goodwill Purchase and Sale Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and William J. Tingle, M.D., Goodwill Purchase and Sale Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Thomas H. Williams, M.D., and Goodwill Purchase and Sale Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Tracey B. Gapin, M.D., incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc.'s' Quarterly Report on Form 10-Q filed on May 15, 2012.
10.121
Credit Agreement, dated as of May 10, 2012, among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the lenders party thereto from time to time, Wells Fargo Bank, National Association, as administrative agent and collateral agent and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc.'s Current Report on Form 8-K filed on May 14, 2012.
10.122
Intercreditor Agreement, dated as of May 10, 2012, among Wells Fargo Bank, National Association Wilmington Trust, National Association and each collateral agent from time to time party thereto, incorporated herein by reference to Exhibit 10.126 to Amendment No. 1 to Radiation Therapy Services, Inc.'s Registration Statement on Form S-4 filed on June 15, 2012.
10.123
Third Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, dated as of June 11, 2012, incorporated herein by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.
10.124
Amendment No. 1 to the Second Amended and Restated Securityholders Agreement, dated as of June 11, 2012, incorporated herein by reference to Exhibit 10.2 to Radiation Therapy Services Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.

Exhibit Number	Description
10.125	Amended and Restated Executive Employment Agreement, dated as of June 11, 2012, by and among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.3 to Radiation Therapy Services Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.+
10.126
Amended and Restated Physician Employment Agreement, dated as of June 11, 2012, by and between 21st Century Oncology, Inc. and Daniel E. Dosoretz, M.D., incorporated herein by reference to Exhibit 10.4 to Radiation Therapy Services Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.+
10.127
Executive Employment Agreement, dated as of January 1, 2012, by and among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and Bryan J. Carey, incorporated herein by reference to Exhibit 10.5 to Radiation Therapy Services Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.+
10.128
First Amendment to Executive Employment Agreement, dated as of June 11, 2012, by and between Joseph Garcia and Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.6 to Radiation Therapy Services Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.+
10.129
Amendment No. 3 to Executive Employment Agreement, dated as of June 11, 2012, by and among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and Norton Travis, incorporated herein by reference to Exhibit 10.7 to Radiation Therapy Services Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.+
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to Radiation Therapy Services Holdings, Inc.'s Form 10-K filed on March 11, 2011.
21.1	Subsidiaries of Registrant.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Radiation Therapy Services Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2012 and December 31, 2011 (ii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010 (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010 (v) Notes to Consolidated Financial Statements.

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+
Management contracts and compensatory plans and arrangements.