Form 10-Q
period 2013-03-31
Radiation Therapy Services Holdings, Inc.
filed 2013-05-09
CIK 1503518

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

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

As of May 1, 2013, we had outstanding 1,025 shares of Common Stock, par value $0.01 per share, which are 100% owned by Radiation Therapy Investments, LLC.

RADIATION THERAPY SERVICES HOLDINGS, INC.

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($5,081 and $3,320 related to VIEs)	$10,727	$15,410
Accounts receivable, net ($11,125and $10,155 related to VIEs)	97,852	86,869
Prepaid expenses ($436 and $473 related to VIEs)	7,549	6,043
Inventories ($366 and $411 related to VIEs)	4,055	3,897
Deferred income taxes	703	540
Other ($13 and $6 related to VIEs)	8,550	7,429

Total current assets	129,436	120,188

Equity investments in joint ventures	666	575
Property and equipment, net ($19,727 and $20,271 related to VIEs)	217,760	221,050
Real estate subject to finance obligation	19,350	16,204
Goodwill ($18,929 and $18,929 related to VIEs)	484,996	485,859
Intangible assets, net ($1,280 and $1,296 related to VIEs)	32,432	35,044
Other assets ($8,110 and $8,050 related to VIEs)	41,709	43,381

Total assets	$926,349	$922,301

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($1,670 and $2,381 related to VIEs)	$33,064	$27,538
Accrued expenses ($2,378 and $3,622 related to VIEs)	62,123	46,401
Income taxes payable ($204 and $95 related to VIEs)	2,923	2,951
Current portion of long-term debt	10,502	11,065
Current portion of finance obligation	279	287
Other current liabilities ($13 and $0 related to VIEs)	10,293	7,684

Total current liabilities	119,184	95,926

Long-term debt, less current portion	749,792	751,303
Finance obligation, less current portion	20,429	16,905
Other long-term liabilities ($2,356 and $2,233 related to VIEs)	22,646	22,130
Deferred income taxes	5,987	6,202

Total liabilities	918,038	892,466

Noncontrolling interests - redeemable	11,379	11,368

Commitments and contingencies

Equity:
Common stock, $0.01 par value, 1,025 shares authorized, issued and outstanding	—	—
Additional paid-in capital	652,098	651,907
Retained deficit	(657,764)	(638,023)
Accumulated other comprehensive loss, net of tax	(13,478)	(11,464)

Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	(19,144)	2,420
Noncontrolling interests - nonredeemable	16,076	16,047

Total equity	(3,068)	18,467

Total liabilities and equity	$926,349	$922,301

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2013	2012
Revenues:
Net patient service revenue	$171,973	$175,548
Other revenue	2,004	1,897

Total revenues	173,977	177,445

Expenses:
Salaries and benefits	96,253	93,843
Medical supplies	15,842	15,460
Facility rent expenses	10,183	9,590
Other operating expenses	10,276	8,701
General and administrative expenses	20,735	19,682
Depreciation and amortization	15,171	15,196
Provision for doubtful accounts	3,075	5,061
Interest expense, net	19,944	17,555
Loss on foreign currency transactions	44	49
Loss on foreign currency derivative contracts	52	594

Total expenses	191,575	185,731

Loss before income taxes	(17,598)	(8,286)
Income tax expense	1,779	110

Net loss	(19,377)	(8,396)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(364)	(1,153)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(19,741)	(9,549)
Other comprehensive income (loss):
Unrealized loss on derivative interest rate swap agreements	—	(333)
Unrealized loss on foreign currency translation	(2,181)	(528)

Other comprehensive (loss) income:	(2,181)	(861)

Comprehensive loss	(21,558)	(9,257)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	(197)	(1,177)

Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(21,755)	$(10,434)

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands - unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(19,377)	$(8,396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,048	12,450
Amortization	2,123	2,746
Deferred rent expense	207	316
Deferred income taxes	(491)	(106)
Stock-based compensation	191	95
Provision for doubtful accounts	3,075	5,061
Loss on the sale / disposal of property and equipment	66	90
Amortization of termination of interest rate swap	—	(84)
Loss on foreign currency transactions	26	9
Loss on foreign currency derivative contracts	52	594
Amortization of debt discount	190	218
Amortization of loan costs	1,367	1,334
Equity interest in net loss of joint ventures	124	381
Distribution received from unconsolidated joint ventures	—	9
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(13,873)	(18,772)
Income taxes payable	80	200
Inventories	(151)	(392)
Prepaid expenses	(858)	195
Accounts payable and other current liabilities	6,032	11,316
Accrued deferred compensation	351	199
Accrued expenses / other current liabilities	15,911	11,374

Net cash provided by operating activities	8,093	18,837
Cash flows from investing activities
Purchases of property and equipment	(9,874)	(6,902)
Acquisition of medical practices	(130)	(23,103)
Proceeds from the sale of property and equipment	—	26
Loans to employees	(111)	(136)
Contribution of capital to joint venture entities	(217)	(225)
Payment of foreign currency derivative contracts	—	(292)
Premiums on life insurance policies	(258)	(155)
Change in other assets and other liabilities	374	155

Net cash used in investing activities	(10,216)	(30,632)
Cash flows from financing activities
Proceeds from issuance of debt	589	560
Net proceeds from revolving credit facility	26,500	20,000
Principal repayments of debt	(29,429)	(5,599)
Repayments of finance obligation	(56)	(26)
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(157)	(905)

Net cash (used in) provided by financing activities	(2,553)	14,030

Effect of exchange rate changes on cash and cash equivalents	(7)	(5)
Net (decrease) increase in cash and cash equivalents	(4,683)	2,230
Cash and cash equivalents, beginning of period	15,410	10,177

Cash and cash equivalents, end of period	$10,727	$12,407

continued

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Supplemental disclosure of non-cash transactions
Recorded finance obligation related to real estate projects	$3,572	$77

Recorded capital lease obligations related to the purchase of equipment	$79	$696

Recorded property and equipment related to the North Broward Hospital District license agreement	$—	$4,260

Recorded capital lease obligations related to the acquisition of medical practices	$—	$5,726

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

2.              Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

As of March 31, 2013 and December 31, 2012, the combined total assets included in the Company’s condensed consolidated balance sheet relating to the VIEs were approximately $65.1 and $62.9 million, respectively.

As of March 31, 2013, the Company was the primary beneficiary of, and therefore consolidated, 24 VIEs, which operate 42 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the three months ended March 31, 2013 and 2012 approximately 19.4% and 18.3% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative services agreements.

As of March 31, 2013, the Company also held equity interests in five VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $0.7 million and $0.6 million at March 31, 2013 and December 31, 2012, respectively, with ownership interests ranging between 28.5% and 45.0% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.

The cost of revenues for the three months ended March 31, 2013 and 2012 are approximately $124.1 million and $120.4 million, respectively.

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

2012 Equity-based incentive plans

Effective as of June 11, 2012, RT Investments entered into the Amended LLC Agreement.  The Amended LLC Agreement established new classes of equity units (such new units, the “2012 Plan”) in RT Investments in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of Preferred units and Class A Units of RT Investments.  In addition to the Preferred Units and Class A Units of RT Investments, the Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units, and 100 Class G Units. As of March 31, 2013, there were 84,542 Class MEP Units, 9,257 Class EMEP Units and 100 Class G Units available for future issuance under the 2012 Plan.

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

Grant of Class L Units

Dr. Dosoretz, CEO of the Company received Class L Unit awards in addition to Class MEP and Class EMEP Units. The Class L Units rank lower than the Class MEP and EMEP Units in the waterfall distribution, and will not receive distributions until and unless the performance conditions that result in vesting of the EMEP units occurs. The terms of the Class L unit award to Dr. Dosoretz do not have any service or performance conditions. The Class L units vest upon issuance, and the fair value of the units awarded was recognized upon issuance.  The Company recorded approximately $1.0 million of stock-based compensation for the issuance of the Class L Units to the CEO in June 2012.

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

The estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company’s consolidated financial statements over the requisite service period and in accordance with the vesting conditions of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if met or probable of being met. There was no stock-based compensation cost recorded in the period ended March 31, 2013 for the Class EMEP Units. The assumed forfeiture rate is based on an average historical forfeiture rate.

The Company recorded approximately $0.2 million and $0.1 million of stock-based compensation for the three months ended March 31, 2013 and 2012, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss.

The summary of activity under the 2012 Plan is presented below:

2012 Plan	Class MEP Units Outstanding	Weighted-Average Grant Date Fair Value	Class EMEP Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2012	349,356	$3.32	90,743	$38.94
Units granted	—	—	—	—
Units forfeited	—	—	—	—
Units vested	—	—	—	—
Nonvested balance at end of period March 31, 2013	349,356	$3.32	90,743	$38.94

As of March 31, 2013, there was approximately $0.5 million, and $3.4 million of total unrecognized compensation expense related to the MEP Units, and EMEP Units, respectively. These costs are expected to be recognized over a weighted-average period of 1.09 years for MEP Units. The Class EMEP Units will be recognized upon an implied equity value threshold during the contractual life of the Class EMEP Units, which is not probable of achievement at March 31, 2013.

Grant of Preferred and Class A Units

In addition to the 2012 equity-based incentive plans, the CFO and COO also received Preferred and Class A Unit awards in June 2012, entitling them to participate in distributions in accordance with the waterfall distribution of the Amended LLC Agreement. The CFO was granted 296 units and 5,625 units, of Preferred and Class A units, respectively. The COO was granted 500 units and 25,000 units, of Preferred and Class A units, respectively.

For the CFO, 33.3% of the Preferred and Class A awards vest on January 1, 2013, with the remaining 66.7% vesting in equal amounts on January 1, 2013 and January 1, 2014. For the COO, 33.3% of the Preferred and Class A awards vest upon issuance, with the remaining 66.7% vesting in equal amounts on February 7, 2013 and February 7, 2014. As this creates a service condition, the Company recognizes compensation expense in accordance with the vesting conditions of the award over the remaining service period. Any unvested shares would vest automatically upon the occurrence of a sale or liquidation event, provided the executives remain employed by the Company at the time of the event. Vested shares are subject to forfeiture only in the event of termination for cause, or engaging in prohibited activities.

4.  Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive loss is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company’s foreign currency translation of its operations in Latin America, Central America and the Caribbean. The impact of the unrealized loss increased accumulated other comprehensive loss on a consolidated basis by approximately $2.0 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder			Noncontrolling Interests
(in thousands):	Foreign Currency Translation Adjustments	Other	Total	Foreign Currency Translation Adjustments	Other Comprehensive Loss
As of December 31, 2012	$(11,464)	$—	$(11,464)	$(1,327)
Other Comprehensive (loss) income	(2,014)	—	(2,014)	(167)	$(2,181)
As of March 31, 2013	$(13,478)	$—	$(13,478)	$(1,494)	$(2,181)

5. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s consolidated balance sheets. The noncontrolling interests are not redeemable at March 31, 2013 and December 31, 2012 and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurrence at March 31, 2013. Accordingly, the noncontrolling interests are measured at their carrying value at March 31, 2013 and December 31, 2012.

The following table presents changes in total equity for the respective periods (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2012	$2,420	$16,047	$18,467	$11,368
Net (loss) income	(19,741)	343	(19,398)	21
Other comprehensive loss from foreign currency translation	(2,014)	(157)	(2,171)	(10)
Stock-based compensation	191	—	191	—
Cash distributions	—	(157)	(157)	—

Balance, March 31, 2013	$19,144	$16,076	$(3,068)	$11,379

Balance, December 31, 2011	$159,873	$17,421	$177,294	$12,728
Net (loss) income	(9,549)	896	(8,653)	257
Other comprehensive loss from unrealized gain on interest rate swap agreements	(333)	—	(333)	—
Other comprehensive (loss) income from foreign currency translation	(552)	34	(518)	(10)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	(84)	—	(84)	—
Stock-based compensation	95	—	95	—
Cash distributions	—	(855)	(855)	(50)

Balance, March 31, 2012	$149,450	$17,496	$166,946	$12,925

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

6. Derivative Agreements

The Company recognizes all derivatives in the condensed consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure. Derivatives that do not meet hedge accounting requirements must be adjusted to fair value through operating results. If the derivative meets hedge accounting requirements, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through operating results or recognized in other comprehensive loss until the hedged item is recognized in operating results. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Interest rate swap agreements

The Company periodically enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate senior secured credit facility. The interest rate swap agreements are contracts to exchange floating rate interest payments for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized in interest expense in the condensed consolidated statements of operations and comprehensive loss. The related accrued payable is included in other long term liabilities.

In December 2011, the Company terminated an interest rate swap agreement that was scheduled to expire on March 30, 2012 and paid approximately $1.9 million representing the fair value of the interest rate hedge at time of termination.  No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement.  The amount of accumulated other comprehensive loss related to the terminated interest rate swap agreement of approximately $84,000, net of tax was amortized through interest expense through the original term of the interest rate swap agreement on March 30, 2012.

In July 2011, the Company entered into two interest rate swap agreements whereby the Company fixed the interest rate on the notional amounts totaling approximately $116.0 million of the Company’s senior secured term credit facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements were 0.923% plus a margin, which was 475 basis points, and was scheduled to expire on December 31, 2013. In May 2012, the Company terminated the interest rate swap agreements and paid approximately $1.0 million representing the fair value of the interest rate hedges at time of termination.  No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement.  The amount of accumulated other comprehensive loss related to the terminated interest rate swap agreements of approximately $1.0 million, net of tax, is reflected as interest expense in the condensed consolidated statements of operations and comprehensive loss.

The swaps were derivatives and were accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company’s obligations under the interest rate swap agreements terminated at the balance sheet date. The estimated fair value of our interest rate swaps was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

Since the Company has the ability to elect different interest rates on the debt at each reset date, and the senior secured credit facility contains certain prepayment provisions, the hedging relationships do not qualify for use of the shortcut method under ASC 815. Therefore, the effectiveness of the hedge relationship is assessed on a quarterly basis during the life of the hedge through regression analysis. The entire change in fair market value is recorded in equity, net of tax, as other comprehensive loss.

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

Because the Company’s Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $0.4 million in aggregate at inception of the contracts. Under the Company’s foreign currency management program, the Company expects to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, the Company is targeting to cover approximately 70% of its forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. The Company does not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on foreign currency derivative contracts on the condensed consolidated statements of operations and comprehensive loss.  For the three months ended March 31, 2013 and 2012 the Company incurred a loss of approximately $0.1 million and $0.6 million, respectively relating to the change in fair market value of its foreign currency derivatives.  The fair value of the foreign currency derivative is recorded in other current assets in the accompanying condensed consolidated balance sheet.  At March 31, 2013 and December 31, 2012, the fair value of the foreign currency derivative was approximately $0.3 million.

The following represents the current foreign currency derivative agreements as of March 31, 2013 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value

Foreign currency derivative Argentine Peso to U.S. dollar	$1,250	June 28, 2013	$140	$19
Foreign currency derivative Argentine Peso to U.S. dollar	1,250	September 30, 2013	111	104
Foreign currency derivative Argentine Peso to U.S. dollar	1,250	December 31, 2013	127	144

	$3,750		$378	$267

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

In accordance with ASC 820, the fair value of the 8 7/8% Senior Secured Second Lien Notes due 2017, and the 9 7/8% Senior Subordinated Notes due 2017 was based on prices quoted from third-party financial institutions (Level 2). At March 31, 2013, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$343,000	$348,665

$376.3 million Senior Subordinated Notes due April 15, 2017	$233,275	$374,564

At December 31, 2012, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$344,750	$348,577

$376.3 million Senior Subordinated Notes due April 15, 2017	$265,256	$374,461

As of March 31, 2013 and December 31, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis including interest rate swap agreements and foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.  The carrying values of the Company’s long-term debt other than Senior Subordinated Notes and Senior Secured Second Lien Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.  There have been no transfers between levels of valuation hierarchies for the three months ended March 31, 2013 and 2012.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of March 31, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
(in thousands):	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency derivative contracts	$267	$—	$267	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency derivative contracts	$319	$—	$319	$—

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

8.  Impairment of goodwill and long-lived assets

2012

On July 6, 2012, the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program released its 2013 preliminary physician fee schedule.  The preliminary physician fee schedule would have resulted in a 15% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provided a 60 day comment period and the final rule was released on November 1, 2012.  The final rule by CMS provided for a 7% rate reduction on Medicare payments to freestanding radiation oncology providers effective January 1,

2013. The Company completed an interim impairment test for goodwill and indefinite-lived intangible assets based on the Company’s estimate of the proposed CMS cuts at September 30, 2012. In performing this test, the Company assessed the implied fair value of its goodwill. It was determined that the implied fair value of goodwill was less than the carrying amount, and as a result the Company recorded an impairment charge for the quarter ended September 30, 2012. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that would be recognized in a hypothetical business combination. The estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company’s reporting units, the Company’s management determined that the carrying value of goodwill in certain U.S. Domestic markets, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central Southeast United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida regions exceeded their fair value.  Accordingly, the Company recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $69.8 million in the consolidated statement of comprehensive loss during the quarter ended September 30, 2012. In addition, during the third quarter of 2012, an impairment loss of approximately $0.1 million, reported in impairment loss on the condensed consolidated statements of operations and comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in Monroe, Michigan in the Northeast U.S. region.

Impairment charges relating to goodwill during the third quarter of 2012 are summarized as follows:

(in thousands):	Mid East U.S.	Central South East U.S.	California	South West U.S.	Southwest Florida	Total
Goodwill	$1,493	$34,355	$3,782	$9,838	$20,299	$69,767

During the fourth quarter of 2012, the Company completed its annual impairment test for goodwill and indefinite-lived intangible assets.  In performing this test, the Company assessed the implied fair value of our goodwill and intangible assets. As a result, the Company recorded an impairment loss of approximately $11.1 million during the fourth quarter of 2012 primarily relating to goodwill impairment in certain of our reporting units, including Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, and South New Jersey), and Southwest Florida of approximately $10.8 million. In addition, during the fourth quarter of 2012, an impairment loss of approximately $0.1 million was recognized related to the impairment of certain leasehold improvements in the Delmarva Peninsula local market and approximately $0.2 million related to a consolidated joint venture in the Central Maryland local market.

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

The Company is subject to taxation in the United States, approximately 22 state jurisdictions, the Netherlands, and throughout Latin America, namely, Argentina, Bolivia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which the Company is subject to tax are the United States, Florida and Argentina.

The Company’s effective rate was (10.1)% and (1.3)%  in the first quarter of fiscal 2013 and 2012, respectively. The change in the effective rate for the first quarter of 2013 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses and the income tax benefit associated with the termination of the interest rate swap in the first quarter of 2012. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense in the first quarter of fiscal 2013 is due to the non-US tax expense associated with foreign subsidiaries.

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

The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-US affiliates and associated companies that have been reinvested indefinitely. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2008 through 2012 are subject to examination. The Company is currently undergoing a Federal income tax audit for the tax year 2009. The Company closed the New York State audit for tax years 2006 through 2008.

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

On November 4, 2011, the Company purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. The combined purchase price of the ownership interests totals approximately $7.4 million, comprised of $2.1 million in cash, seller financing totaling approximately $4.0 million payable over 24 monthly installments, commencing January 2012, and a purchase option totaling approximately $1.3 million. The acquisition of these operating treatment centers expands the Company’s presence in its international markets. The allocation of the purchase price is to tangible assets of $3.7 million (including cash of $0.6 million), intangible assets including $0.2 million trade name and non-compete agreements of $0.2 million, amortized over 5 years, goodwill of $8.1 million, which is deductible for U.S. tax purposes but non-deductible for foreign tax purposes, liabilities of $3.4 million, and noncontrolling interests redeemable of $1.4 million. In November 2012, the Company exercised its purchase option to purchase the remaining interest for approximately $1.4 million and recorded the adjustment of $0.2 million to the purchase option as an expense in the fair value adjustment of the noncontrolling interests-redeemable in the condensed consolidated statements of operations and comprehensive loss.  The Company finalized its purchase price adjustment, with the exercise of its purchase option with a reduction in noncontrolling interest-redeemable and goodwill of $1.4 million.

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

In September 2011, the Company entered into a professional services agreement with the North Broward Hospital District in Broward County, Florida to provide professional services at the two radiation oncology departments at Broward General Medical Center and North Broward Medical Center.  In March 2012, the Company amended the license agreement to license the space and equipment and assume responsibility for the operation of those radiation therapy departments, as part of the Company’s value added services offering.  The license agreement runs for an initial term of ten years, with three separate five year renewal options.  The Company recorded approximately $4.3 million of tangible assets relating to the use of medical equipment pursuant to the license agreement.

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

Total amortization expense recognized for the acquired amortizable intangible assets totaled approximately $0.9 million for the year ended December 31, 2012. Estimated future amortization expense for the acquired preliminary amortizable intangible assets as of December 31, 2012 is as follows (in thousands):

2013	1,220
2014	1,220
2015	1,220
2016	1,220
2017	305

On December 28, 2012, the Company purchased the remaining 50% interest it did not already own in an unconsolidated joint venture which operates a freestanding radiation treatment center in West Palm Beach, Florida for approximately $1.1 million. The allocation of the purchase price is to tangible assets of $0.3 million, intangible assets including non-compete agreements of $0.2 million amortized over 2 years, goodwill of $0.8 million and current liabilities of approximately $0.2 million.

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

The following unaudited pro forma financial information is presented as if the purchase of the Sarasota/Manatee practices had occurred at the beginning of each period presented below. The pro forma financial information is not necessarily indicative of what the Company’s results of operations actually would have been had the Company completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined company:

Three months ended
March 31,
(in thousands):	2012

Pro forma total revenues	$183,341

Pro forma net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(9,045)

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective dates of each acquisition.

During 2013, the Company acquired the assets of several physician practices in Arizona, and North Carolina for approximately $0.1 million. The physician practices provide synergistic clinical services and an integrated cancer care service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price is to tangible assets of $0.1 million.

11. Accrued Expenses

Accrued expenses consist of the following (in thousands):

(in thousands):	March 31, 2013	December 31, 2012
Accrued payroll and payroll related deductions and taxes	$15,703	$17,812
Accrued compensation arrangements	11,636	11,409
Accrued interest	28,854	12,196
Accrued other	5,930	4,984
Total accrued expenses	$62,123	$46,401

12. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
$140.0 million revolving credit facility with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	7,500	7,500

$350.0 million Senior Secured Second Lien Notes due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	348,665	348,577

$ 376.3 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	374,564	374,461

Various other notes payable with average interest rate of 13.2% due through August 2019	3,850	3,753

Seller financing promissory notes with average interest rate of 6.21% due through December 2013	1,337	2,093

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 9.1%, due at various maturity dates through March 2022	24,378	25,984

	760,294	762,368
Less current portion	(10,502)	(11,065)

	$749,792	$751,303

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

The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at March 31, 2013	Level at March 31, 2013

Maximum permitted first lien leverage ratio	<1.25 to 1.00	0.29 to 1.00

The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of March 31, 2013.

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

Financial information by geographic segment is as follows (in thousands):

	Three Months ended March 31,
	2013	2012
Total revenues:
U.S Domestic	$153,294	$157,292
International	20,683	20,153
Total	$173,977	$177,445

Facility gross profit:
U.S. Domestic	$38,017	$45,528
International	11,821	11,511
Total	$49,838	$57,039

Depreciation and amortization:
U.S. Domestic	$14,129	$14,258
International	1,042	938
Total	$15,171	$15,196

	March 31,	December 31,
	2013	2012
Total assets:
U.S. Domestic	$784,687	$780,691
International	141,662	141,610
Total	$926,349	$922,301

Property and equipment:
U.S. Domestic	$200,615	$204,012
International	17,145	17,038
Total	$217,760	$221,050

Capital expenditures: *
U.S. Domestic	$9,045	$32,660
International	908	5,297
Total	$9,953	$37,957

* includes capital lease obligations related to capital expenditures

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$433,551	$435,331
International	83,877	85,572
Total	$517,428	$520,903

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended March 31,
	2013	2012
Facility gross profit	$49,838	$57,039
Less:
General and administrative expenses	20,735	19,682
General and administrative salaries	20,741	18,785
General and administrative depreciation and amortization	2,845	3,599
Provision for doubtful accounts	3,075	5,061
Interest expense, net	19,944	17,555
Loss on foreign currency transactions	44	49
Loss on foreign currency derivative contracts	52	594

Loss before income taxes	$(17,598)	$(8,286)

14. Supplemental Consolidating Financial Information

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

CONSOLIDATING BALANCE SHEETS (UNAUDITED)

as of March 31, 2013

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$157	$123	$312	$10,135	$—	$10,727
Accounts receivable, net	—	—	54,700	43,152	—	97,852
Intercompany receivables	1,437	—	108,097	—	(109,534)	—
Prepaid expenses	—	93	6,921	535	—	7,549
Inventories	—	—	3,549	506	—	4,055
Deferred income taxes	(69)	(2,565)	3,021	316	—	703
Other	—	267	8,238	45	—	8,550
Total current assets	1,525	(2,082)	184,838	54,689	(109,534)	129,436
Equity investments in joint ventures	(22,097)	800,740	101,496	56	(879,529)	666
Property and equipment, net	—	—	183,208	34,552	—	217,760
Real estate subject to finance obligation	—	—	19,350	—	—	19,350
Goodwill	—	—	413,983	71,013	—	484,996
Intangible assets, net	—	—	13,792	18,640	—	32,432
Other assets	—	20,715	12,871	8,123	—	41,709
Intercompany note receivable	—	1,750	435	—	(2,185)	—
Total assets	$(20,572)	$821,123	$929,973	$187,073	$(991,248)	$926,349
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$243	$26,844	$5,977	$—	$33,064
Intercompany payables	—	93,458	—	16,076	(109,534)	—
Accrued expenses	—	28,727	26,713	6,683	—	62,123
Income taxes payable	(1,272)	2,638	(161)	1,718	—	2,923
Current portion of long-term debt	—	—	6,393	4,109	—	10,502
Current portion of finance obligation	—	—	279	—	—	279
Other current liabilities	—	—	6,453	3,840	—	10,293
Total current liabilities	(1,272)	125,066	66,521	38,403	(109,534)	119,184
Long-term debt, less current portion	—	730,728	17,985	1,079	—	749,792
Finance obligation, less current portion	—	—	20,429	—	—	20,429
Other long-term liabilities	—	—	16,666	5,980	—	22,646
Deferred income taxes	(156)	(12,574)	15,731	2,986	—	5,987
Intercompany note payable	—	—	—	2,185	(2,185)	—
Total liabilities	(1,428)	843,220	137,332	50,633	(111,719)	918,038
Noncontrolling interests—redeemable	—	—	—	—	11,379	11,379
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity	(19,144)	(22,097)	792,641	136,440	(906,984)	(19,144)
Noncontrolling interests—nonredeemable	—	—	—	—	16,076	16,076
Total equity	(19,144)	(22,097)	792,641	136,440	(890,908)	(3,068)
Total liabilities and equity	$(20,572)	$821,123	$929,973	$187,073	$(991,248)	$926,349

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31, 2013

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$112,937	$59,036	$—	$171,973
Other revenue	—	—	2,136	(8)	—	2,128
(Loss) income from equity investment	(21,564)	(2,130)	(519)	9	24,080	(124)
Intercompany revenue	—	173	18,946	—	(19,119)	—
Total revenues	(21,564)	(1,957)	133,500	59,037	4,961	173,977
Expenses:
Salaries and benefits	191	—	73,562	22,500	—	96,253
Medical supplies	—	—	13,456	2,386	—	15,842
Facility rent expenses	—	—	8,597	1,586	—	10,183
Other operating expenses	—	—	7,133	3,143	—	10,276
General and administrative expenses	—	327	16,936	3,472	—	20,735
Depreciation and amortization	—	—	13,197	1,974	—	15,171
Provision for doubtful accounts	—	—	1,944	1,131	—	3,075
Interest expense, net	—	19,226	652	66	—	19,944
Loss on foreign currency transactions	—	—	—	44	—	44
Loss on foreign currency derivative contracts	—	52	—	—	—	52
Intercompany expenses	—	—	—	19,119	(19,119)	—
Total expenses	191	19,605	135,477	55,421	(19,119)	191,575
(Loss) income before income taxes	(21,755)	(21,562)	(1,977)	3,616	24,080	(17,598)
Income tax (benefit) expense	—	2	—	1,777	—	1,779
Net (loss) income	(21,755)	(21,564)	(1,977)	1,839	24,080	(19,377)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(364)	(364)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(21,755)	(21,564)	(1,977)	1,839	23,716	(19,741)
Unrealized comprehensive loss:	—	—	—	(2,181)	—	(2,181)
Comprehensive loss	(21,755)	(21,564)	(1,977)	(342)	24,080	(21,558)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(197)	(197)
Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(21,755)	$(21,564)	$(1,977)	$(342)	$23,883	$(21,755)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2013

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(21,755)	$(21,564)	$(1,977)	$1,839	$24,080	$(19,377)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	11,434	1,614	—	13,048
Amortization	—	—	1,763	360	—	2,123
Deferred rent expense	—	—	157	50	—	207
Deferred income taxes	1	(140)	1	(353)	—	(491)
Stock-based compensation	191	—	—	—	—	191
Provision for doubtful accounts	—	—	1,944	1,131	—	3,075
Loss on the sale of property and equipment	—	—	30	36	—	66
Loss on foreign currency transactions	—	—	—	26	—	26
Loss on foreign currency derivative contracts	—	52	—	—	—	52
Amortization of debt discount	—	190	—	—	—	190
Amortization of loan costs	—	1,367	—	—	—	1,367
Equity interest in net loss (earnings) of joint ventures	21,564	2,130	519	(9)	(24,080)	124
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	—	(8,117)	(5,756)	—	(13,873)
Income taxes payable	—	1,092	(1,423)	411	—	80
Inventories	—	—	(320)	169	—	(151)
Prepaid expenses	—	(3)	(952)	97	—	(858)
Intercompany payable / receivable	(12)	521	(6,202)	5,693	—	—
Accounts payable and other current liabilities	—	(129)	6,154	7	—	6,032
Accrued deferred compensation	—	—	266	85	—	351
Accrued expenses / other current liabilities	—	16,648	733	(1,470)	—	15,911
Net cash (used in) provided by operating activities	(11)	164	4,010	3,930	—	8,093
Cash flows from investing activities
Purchases of property and equipment	—	—	(8,455)	(1,419)	—	(9,874)
Acquisition of medical practices	—	—	(130)	—	—	(130)
Loans to employees	—	—	(75)	(36)	—	(111)
Intercompany notes to / from affiliates	—	—	(203)	203	—	—
Contribution of capital to joint venture entities	—	(217)	—	—	—	(217)
Distributions received from joint venture entities	—	52	211	—	(263)	—
Premiums on life insurance policies	—	—	(174)	(84)	—	(258)
Change in other assets and other liabilities	—	—	349	25	—	374
Net cash used in by investing activities	—	(165)	(8,477)	(1,311)	(263)	(10,216)
Cash flows from financing activities
Proceeds from issuance of debt	—	—	—	589	—	589
Net proceeds from revolving credit facility	—	26,500	—	—	—	26,500
Principal repayments of debt	—	(26,500)	(1,710)	(1,219)	—	(29,429)
Repayments of finance obligation	—	—	(56)	—	—	(56)
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(157)	(157)
Cash distributions to shareholders	—	—	—	(420)	420	—
Net cash used in financing activities	—	—	(1,766)	(1,050)	263	(2,553)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)
Net (decrease) increase in cash and cash equivalents	(11)	(1)	(6,233)	1,562	—	(4,683)
Cash and cash equivalents, beginning of period	168	124	6,545	8,573	—	15,410
Cash and cash equivalents, end of period	$157	$123	$312	$10,135	$—	$10,727

CONSOLIDATING BALANCE SHEETS

as of December 31, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$168	$124	$6,545	$8,573	$—	$15,410
Accounts receivable, net	—	—	47,231	39,638	—	86,869
Intercompany receivables	1,425	—	101,763	—	(103,188)	—
Prepaid expenses	—	90	5,320	633	—	6,043
Inventories	—	—	3,241	656	—	3,897
Deferred income taxes	(68)	(2,697)	3,017	288	—	540
Other	—	319	7,065	45	—	7,429
Total current assets	1,525	(2,164)	174,182	49,833	(103,188)	120,188
Equity investments in joint ventures	(534)	802,705	102,230	49	(903,875)	575
Property and equipment, net	—	—	186,084	34,966	—	221,050
Real estate subject to finance obligation	—	—	16,204	—	—	16,204
Goodwill	—	—	413,984	71,875	—	485,859
Intangible assets, net	—	—	15,555	19,489	—	35,044
Other assets	—	22,082	13,236	8,063	—	43,381
Intercompany note receivable	—	1,750	232	—	(1,982)	—
Total assets	$991	$824,373	$921,707	$184,275	$(1,009,045)	$922,301
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$372	$20,690	$6,476	$—	$27,538
Intercompany payables	—	92,937	—	10,251	(103,188)	—
Accrued expenses	—	12,079	26,017	8,305	—	46,401
Income taxes payable	(1,273)	1,547	1,262	1,415	—	2,951
Current portion of long-term debt	—	—	6,424	4,641	—	11,065
Current portion of finance obligation	—	—	287	—	—	287
Other current liabilities	—	—	3,940	3,744	—	7,684
Total current liabilities	(1,273)	106,935	58,620	34,832	(103,188)	95,926
Long-term debt, less current portion	—	730,538	19,561	1,204	—	751,303
Finance obligation, less current portion	—	—	16,905	—	—	16,905
Other long-term liabilities	—	—	16,272	5,858	—	22,130
Deferred income taxes	(156)	(12,566)	15,726	3,198	—	6,202
Intercompany note payable	—	—	—	1,982	(1,982)	—
Total liabilities	(1,429)	824,907	127,084	47,074	(105,170)	892,466
Noncontrolling interests—redeemable	—	—	—	—	11,368	11,368
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity (deficit)	2,420	(534)	794,623	137,201	(931,290)	2,420
Noncontrolling interests—nonredeemable	—	—	—	—	16,047	16,047
Total equity	2,420	(534)	794,623	137,201	(915,243)	18,467
Total liabilities and equity	$991	$824,373	$921,707	$184,275	$(1,009,045)	$922,301

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$116,659	$58,889	$—	$175,548
Other revenue	—	—	2,134	144	—	2,278
(Loss) income from equity investment	(10,340)	6,772	957	12	2,218	(381)
Intercompany revenue	—	31	17,690	—	(17,721)	—
Total revenues	(10,340)	6,803	137,440	59,045	(15,503)	177,445
Expenses:
Salaries and benefits	95	—	72,095	21,653	—	93,843
Medical supplies	—	—	12,628	2,832	—	15,460
Facility rent expenses	—	—	8,123	1,467	—	9,590
Other operating expenses	—	—	6,097	2,604	—	8,701
General and administrative expenses	—	274	15,594	3,814	—	19,682
Depreciation and amortization	—	927	12,431	1,838	—	15,196
Provision for doubtful accounts	—	—	2,982	2,079	—	5,061
Interest expense, net	(1)	16,788	655	113	—	17,555
Loss foreign currency transactions	—	—	—	49	—	49
Loss on foreign currency derivative contracts	—	594	—	—	—	594
Intercompany expenses	—	118	—	17,603	(17,721)	—
Total expenses	94	18,701	130,605	54,052	(17,721)	185,731
(Loss) income before income taxes	(10,434)	(11,898)	6,835	4,993	2,218	(8,286)
Income tax expense	—	(1,891)	92	1,916	(7)	110
Net (loss) income	(10,434)	(10,007)	6,743	3,077	2,225	(8,396)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,153)	(1,153)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(10,434)	(10,007)	6,743	3,077	1,072	(9,549)
Unrealized comprehensive loss:	—	(333)	—	(528)	—	(861)
Comprehensive (loss) income	(10,434)	(10,340)	6,743	2,549	2,225	(9,257)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(1,177)	(1,177)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(10,434)	$(10,340)	$6,743	$2,549	$1,048	$(10,434)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(10,434)	$(10,007)	$6,743	$3,077	$2,225	$(8,396)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	10,996	1,454	—	12,450
Amortization	—	927	1,435	384	—	2,746
Deferred rent expense	—	—	251	65	—	316
Deferred income taxes	—	10	38	(148)	(6)	(106)
Stock-based compensation	95	—	—	—	—	95
Provision for doubtful accounts	—	—	2,982	2,079	—	5,061
Loss on the sale of property and equipment	—	—	90	—	—	90
Amortization of termination of interest rate swap	—	(84)	—	—	—	(84)
Loss on foreign currency transactions	—	—	—	9	—	9
Loss on foreign currency derivative contracts	—	594	—	—	—	594
Amortization of debt discount	—	218	—	—	—	218
Amortization of loan costs	—	1,334	—	—	—	1,334
Equity interest in net loss (earnings) of joint ventures	10,340	(6,772)	(957)	(12)	(2,218)	381
Distribution received from unconsolidated joint ventures	—	—	9	—	—	9
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	—	(12,854)	(5,918)	—	(18,772)
Income taxes payable	—	71	(4)	133	—	200
Inventories and other current assets	—	—	(227)	(165)	—	(392)
Prepaid expenses	—	(27)	765	(543)	—	195
Intercompany payable / receivable	(53)	(15,821)	10,603	5,272	(1)	—
Accounts payable	—	186	11,336	(206)	—	11,316
Accrued deferred compensation	—	—	152	47	—	199
Accrued expenses	(16)	9,271	1,953	166	—	11,374
Net cash (used in) provided by operating activities	(68)	(20,100)	33,311	5,694	—	18,837
Cash flows from investing activities
Purchases of property and equipment	—	—	(5,836)	(1,066)	—	(6,902)
Acquisition of medical practices	—	—	(23,053)	(50)	—	(23,103)
Proceeds from the sale of property and equipment	—	—	26	—	—	26
Loans to employees	—	—	(133)	(3)	—	(136)
Intercompany notes to / from affiliates	—	—	—	—	—	—
Contribution of capital to joint venture entities	—	—	(225)	—	—	(225)
Distributions received from joint venture entities	—	406	1,529	—	(1,935)	—
Payment of foreign currency derivative contracts	—	(292)	—	—	—	(292)
Premiums on life insurance policies	—	—	—	(155)	—	(155)
Change in other assets and other liabilities	(2)	—	409	(252)	—	155
Net cash (used in) provided by investing activities	(2)	114	(27,283)	(1,526)	(1,935)	(30,632)
Cash flows from financing activities
Proceeds from issuance of debt	—	—	—	560	—	560
Net proceeds from revolving credit facility	—	20,000	—	—	—	20,000
Principal repayments of debt	—	—	(4,861)	(738)	—	(5,599)
Repayments of finance obligation	—	—	(26)	—	—	(26)
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(905)	(905)
Cash distributions to shareholders	—	—	—	(2,840)	2,840	—
Net cash provided by (used in) financing activities	—	20,000	(4,887)	(3,018)	1,935	14,030
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	(5)
Net (decrease) increase in cash and cash equivalents	(70)	14	1,141	1,145	—	2,230
Cash and cash equivalents, beginning of period	184	39	733	9,221	—	10,177
Cash and cash equivalents, end of period	$114	$53	$1,874	$10,366	$—	$12,407

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  This section of this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. These statements may be identified by the use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “should”, or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q in the section titled “Risk Factors” and in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this Form 10-Q. References in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and “the Company and Parent” are references to Radiation Therapy Services Holdings, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise. References in this Quarterly Report on Form 10-Q to “our treatment centers” refer to owned, managed and hospital based treatment centers.

Overview

We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation, Intensity Modulated Radiation Therapy (“IMRT”), as well as newer, more technologically-advanced procedures along with other services. We believe we are the largest company in the United States focused principally on providing radiation therapy and most advanced organization in terms of integrating related oncology physicians. We opened our first radiation treatment center in 1983 and, as of March 31, 2013 we provided radiation therapy services in 127 treatment centers. Most of our treatment centers are strategically clustered into 28 local markets in 15 states, including Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia and 31 treatment centers are operated in Latin America, Central America, Mexico and the Caribbean. Of these 127 treatment centers, 39 treatment centers were internally developed, 81 were acquired, two were transitioned from hospital-based treatment centers to freestanding treatment centers and five involve hospital-based treatment centers and other groups. We have continued to expand our affiliation with physician specialties in closely related areas including gynecological, breast and surgical oncology, medical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an Integrated Cancer (“ICC”) model.

On October 19, 2007, our wholly owned subsidiary, RTS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). Upon completion of the Merger, each share of RTS’s common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments’ management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the “Closing”). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar Capital Partners, Inc. and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. At March 31, 2013, Vestar and its affiliates controlled approximately 81% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS’s common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (EMEP and MEP non-voting equity units) from an equity pool representing up to 12% of the common equity value of RT Investments, which as of March 31, 2013 was 9.2%. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments.

We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

•                  The number of relative value units (RVU) (a standard measure of value used in the United States Medicare reimbursement formula for physician services) delivered per day in our freestanding centers;

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the three months ended March 31, 2013 and 2012.

	Year Ended December 31,	Three Months Ended March 31,
U.S. Domestic	2012	2013	2012
Payer
Medicare	42.6%	42.8%	43.8%
Commercial	53.6	53.8	52.2
Medicaid	2.7	2.7	3.0
Self pay	1.1	0.7	1.0
Total net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.7% of our net patient service revenue for the three months ended March 31, 2013.

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

Medicare reimbursement rates for all procedures under Medicare also are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the sustainable growth rate (“SGR”).  The CF was scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of 2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012, and again through the end of 2013 under the American Taxpayer Relief Act. If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at approximately 25%) will take effect on January 1, 2014.

In addition, the Joint Select Committee on Deficit Reduction (“JSC”) was created under the Budget Control Act of 2011 and signed into law on August 2, 2011. Under the law, unless the JSC could achieve $1.2 trillion in savings, an across-the-board sequestration would occur on January 2, 2013, and each subsequent year through 2021, to achieve $1.2 trillion in savings. On November 21, 2011, the JSC released a statement indicating the committee would be unable to reach agreement, thereby clearing the way for the sequestration process. Unless Congress acts to reverse the cuts, Medicare providers will be cut under the sequestration process by two percent each year relative to baseline spending through 2021. On January 2, 2013, the President signed the American Taxpayer Relief Act, which extended the sequestration order required under the Budget Control Act until March 1, 2013. On March 1, 2013, President Obama issued the required sequestration order and, pursuant to 2 U.S.C. 906, the two percent Medicare sequester began to take effect for services provided on or after April 1, 2013.

Commercial

Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 99% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the three months ended March 31, 2013 approximately 2% of our net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

•                                          Increased costs associated with development and optimization of our internal infrastructure; and

•                                          Healthcare reform.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
Domestic U.S.	2013	2012	% Change

Number of treatment days	63	64	(1.6)%

Total RVU’s – freestanding centers	2,718,893	2,932,832	(7.3)%

RVU’s per day – freestanding centers	43,157	45,826	(5.8)%

Percentage change in RVU’s per day – freestanding centers – same market basis	(7.5)%	(5.4)%

Total treatments – freestanding centers	125,670	125,316	0.3%

Treatments per day – freestanding centers	1,995	1,958	1.9%

Percentage change in revenue per treatment – freestanding centers – same market basis	(5.5)%	(2.8)%

Percentage change in treatments per day – freestanding centers – same market basis	0.0%	2.1%

Number of regions at period end (global)	9	9

Number of local markets at period end	28	28

Treatment centers - freestanding (global)	122	121	0.8%
Treatment centers – hospital / other groups (global)	5	5	0.0%

	127	126	0.8%

Days sales outstanding at quarter end	35	39

Percentage change in freestanding revenues – same market basis	(7.0)%	(0.8)%

Net patient service revenue – professional services only (in thousands)	$52,904	$48,735

The following table summarizes key operating statistics of our results of operations for our international operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
International	2013	2012	% Change

Number of new cases

2-D cases	990	1,359

3-D cases	2,245	2,023

IMRT / IGRT cases	372	436

Total	3,607	3,818	(5.5)%

International

MDLLC’s total revenues increased $0.5 million, or 2.6%, from $20.2 million to $20.7 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  Total revenue was positively impacted by $0.1 million of revenue from the start-up of a new Center in Argentina in August 2012, growth in treatments and an improvement in treatment mix from our the November, 2011 acquisition in Argentina, Mexico, and our hospital-based center in the Dominican Republic, and improved capitated pricing in Argentina, mitigated by a reduction in IMRT treatments in Argentina compared to the same period in 2012.  Case growth declined by 211 during the quarter.  The trend toward more clinically-advanced treatments which require more time to complete continued during the quarter with an increase in the number of higher-revenue 3D treatments vs. 2D treatments as compared to the same period in 2012.

Facility gross profit increased $0.3 million, or 2.7% from $11.5 million to $11.8 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  Facility-level gross profit as a percentage of total revenues increased to 57.2% from 57.1%. Lower IMRT cases in Argentina, increases in compensation, facility rent, higher repairs and maintenance expense, and incremental depreciation expense relating to our continued growth and investment in Latin America, as well as local inflation was offset by lower physician compensation, decreases in medical supplies and other operating costs, including lower outsourcing of scans as a result of recent equipment purchases.

The following table presents summaries of our results of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Revenues:
Net patient service revenue	$171,973	98.8%	$175,548	98.9%
Other revenue	2,004	1.2	1,897	1.1

Total revenues	173,977	100.0	177,445	100.0

Expenses:
Salaries and benefits	96,253	55.3	93,843	52.9
Medical supplies	15,842	9.1	15,460	8.7
Facility rent expenses	10,183	5.9	9,590	5.4
Other operating expenses	10,276	5.9	8,701	4.9
General and administrative expenses	20,735	11.9	19,682	11.1
Depreciation and amortization	15,171	8.7	15,196	8.6
Provision for doubtful accounts	3,075	1.8	5,061	2.9
Interest expense, net	19,944	11.5	17,555	9.9
Loss on foreign currency transactions	44	—	49	—
Loss on foreign currency derivative contracts	52	—	594	0.3
Total expenses	191,575	110.1	185,731	104.7

Loss before income taxes	(17,598)	(10.1)	(8,286)	(4.7)
Income tax expense	1,779	1.0	110	0.1

Net loss	(19,377)	(11.1)	(8,396)	(4.8)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(364)	(0.2)	(1,153)	(0.6)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(19,741)	(11.3)%	$(9,549)	(5.4)%

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

Net patient service revenue. For the three months ended March 31, 2013 and 2012, net patient service revenue comprised 98.8% and 98.9%, respectively, of our total revenues.  In our net patient service revenue for the three months ended March 31, 2013 and 2012, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 30.4% and 27.5%, respectively, of our total revenues.

Other revenue. For the three months ended March 31, 2013 and 2012, other revenue comprised approximately 1.2% and 1.1%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues decreased by $3.4 million, or 2.0%, from $177.4 million for the three months ended March 31, 2012 to $174.0 million for the three months ended March 31, 2013. Total revenue was positively impacted by $13.7 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2012 and 2013 through the acquisition of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, North Carolina and the acquisition of physician radiation practices in Florida, North Carolina and the opening of one de novo center and two hospital professional services arrangements transitioned to freestanding as follows:

Date	Sites	Location	Market	Type

February 2012	1	Asheville, North Carolina	Western North Carolina	Acquisition

March 2012	2	Broward County – Florida	Broward County – Florida	Transition from Hospital-based to freestanding

March 2012	1	Lakewood Ranch – Florida	Sarasota/Manatee Counties – Florida	Acquisition

August 2012	1	Latin America	International (Argentina)	De Novo

Revenue from CMS for the 2013 PQRI program decreased approximately $0.7 million and revenues in our existing local markets and practices decreased by approximately $16.4 million.  The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2013 physician fee schedule, one less treatment day and treatment declines for prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. The decrease was partially offset by increased managed care pricing and organic growth.  We continue to see stable patient volumes for the period.

Expenses

Salaries and benefits. Salaries and benefits increased by $2.7 million, or 2.6%, from $93.8 million for the three months ended March 31, 2012 to $96.2 million for the three months ended March 31, 2013. Salaries and benefits as a percentage of total revenues increased from 52.9% for the three months ended March 31, 2012 to 55.3% for the three months ended March 31, 2013.  Additional staffing of personnel and physicians due to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013 contributed $7.1 million to our salaries and benefits. For existing practices and centers within our local markets, salaries and benefits decreased $4.7 million due decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies increased by $0.3 million, or 2.5%, from $15.5 million for the three months ended March 31, 2012 to $15.8 million for the three months ended March 31, 2013. Medical supplies as a percentage of total revenues increased from 8.7% for the three months ended March 31, 2012 to 9.1% for the three months ended March 31, 2013. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $1.4 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In our remaining practices and centers in existing local markets, medical supplies decreased by approximately $1.1 million as certain chemotherapy drugs are administered through hospital settings under physician practice arrangements. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $0.6 million, or 6.2%, from $9.6 million for the three months ended March 31, 2012 to $10.2 million for the three months ended March 31, 2013. Facility rent expenses as a percentage of total revenues increased from 5.4% for the three months ended March 31, 2012 to 5.9% for the three months ended March 31, 2013. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $0.8 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In March 2012 we paid approximately $0.4 million to terminate a lease for our Beverly Hills, California office we closed in March 2011. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.2 million.

Other operating expenses. Other operating expenses increased by $1.6 million or 18.1%, from $8.7 million for the three months ended March 31, 2012 to $10.3 million for the three months ended March 31, 2013.  Other operating expense as a percentage of total revenues increased from 4.9% for the three months ended March 31, 2012 to 5.9% for the three months ended March 31, 2013.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $0.6 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, North

Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. Approximately $0.6 million relates to equipment rental expense relating to the equipment refinancing closed in September 2012. In our remaining practices and centers in existing local markets other operating expenses increased approximately $0.4 million.

General and administrative expenses. General and administrative expenses increased by $1.0 million or 5.4%, from $19.7 million for the three months ended March 31, 2012 to $20.7 million for the three months ended March 31, 2013. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 11.1% for the three months ended March 31, 2012 to 11.9% for the three months ended March 31, 2013.  The net increase of $1.0 million in general and administrative expenses was due to an increase of approximately $0.8 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In addition there was an increase of approximately $0.1 million in litigation settlements with certain physicians, $0.3 million related to expenses for consulting services for the CMS 2013 fee schedule,  $0.4 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $0.2 million relating to our rebranding initiatives, offset by a decrease of approximately $0.8 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization was $15.2 million for the three months ended March 31, 2012 and 2013. Depreciation and amortization expense as a percentage of total revenues increased from 8.6% for the three months ended March 31, 2012 to 8.7% for the three months ended March 31, 2013.  The change in depreciation and amortization was due to an increase of approximately $0.9 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.5 million offset by a decrease of approximately $0.9 million in amortization of our trade name and a decrease of approximately $0.5 million predominately due to the refinancing of certain medical equipment leases with a financial institution in September 2012 classified to prepaid rent.

Provision for doubtful accounts. The provision for doubtful accounts decreased by $2.0 million, or 39.2%, from $5.1 million for the three months ended March 31, 2012 to $3.1 million for the three months ended March 31, 2013.  The provision for doubtful accounts as a percentage of total revenues decreased from 2.9% for the three months ended March 31, 2012 to 1.8% for the three months ended March 31, 2013. We continue to reduce our provision for doubtful accounts as we made progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense as a percentage of total revenues.

Interest expense, net. Interest expense, increased by $2.3 million, or 13.6%, from $17.6 million for the three months ended March 31, 2012 to $19.9 million for the three months ended March 31, 2013. The increase is primarily attributable to an increase of approximately $4.2 million of interest as a result of the senior secured second lien notes issued in May 2012 of approximately $350.0 million and additional capital lease financing, offset by a decrease in our interest rate swap expense of approximately $1.9 million.

Loss on foreign currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   We maintain four foreign currency derivative contracts which mature on a quarterly basis. For the three months ended March 31, 2013 and 2012, the expiration of the March 30, 2012 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.1 million and $0.6 million, respectively.

Income taxes.  Our effective tax rate was (10.1%)% for the three months ended March 31, 2013 and (1.3)% for the three months ended March 31, 2012. The change in the effective rate for the first quarter of 2013 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses and the income tax benefit associated with the termination of the interest rate swap in the first quarter of 2012.  As a result, on an absolute dollar basis, the expense for income taxes changed by $1.7 million from the income tax expense of $0.1 million for the three months ended March 31, 2012 to an income tax expense of $1.8 million for the three months ended March 31, 2013.

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

Net loss. Net loss increased by $11.0 million, from $8.4 million in net loss for the three months ended March 31, 2012 to $19.4 million net loss for the three months ended March 31, 2013.  Net loss represents 4.8% of total revenues for the three months ended March 31, 2012 and 11.1% of total revenues for the three months ended March 31, 2013.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  31 of our 127 radiation treatment centers are located in Florida.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the three month periods ended March 31, 2012 and 2013 was $18.8 million and $8.1 million, respectively.

Net cash provided by operating activities decreased by $10.7 million from $18.8 million in the three month period ended March 31, 2012 to $8.1 million for the three month period ended March 31, 2013 predominately due to increased interest costs. On May 10, 2012, we issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017. We used the proceeds to repay our existing senior secured revolving credit facility and the Term Loan B portion of our senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility, and to pay related fees and expenses. We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 39 days to 35 days.

Cash at March 31, 2013 held by our foreign subsidiaries was $4.6 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business. We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the three month periods ended March 31, 2012 and 2013 was $30.6 million and $10.2 million, respectively.

Net cash used in investing activities decreased by $20.4 million from $30.6 million for the three month period ended March 31, 2012 to $10.2 million for the three month period ended March 31, 2013.  In 2013, net cash used in investing activities was impacted by approximately $0.1 million in cash paid for the assets of several physician practices in Arizona, and North Carolina and approximately $0.2 million in contribution of capital to an unconsolidated joint venture. In 2012, net cash used in investing activities was impacted by approximately $0.9 million in cash paid for the assets of a radiation oncology practice and a urology group located in Asheville, North Carolina in February 2012 and approximately $21.9 million in cash paid for the assets of a radiation oncology practice and two urology groups located in Sarasota/Manatee counties in Southwest Florida in March 2012.   During 2012, we entered into foreign exchange option contract expiring on March 27, 2013 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine peso against the U.S. dollar. The cost of the option contract, was approximately $0.3 million.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three month period ended March 31, 2012 was $14.0 million and net cash used in financing activities for the three month period ended March 31, 2013 was $2.6 million.

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

We also had partnership distributions from non-controlling interests of approximately $0.9 million and $0.2 million in 2012 and 2013, respectively.

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

The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at March 31, 2013	Level at March 31, 2013

Maximum permitted first lien leverage ratio	<1.25 to 1.00	0.29 to 1.00

The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of March 31, 2013.

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

Finance Obligation

We lease certain of our treatment centers (each, a “facility” and, collectively, the “facilities”) and other properties from partnerships that are majority-owned by related parties (each, a “related party lessor” and, collectively, the “related party lessors”). See “Certain Relationships and Related Party Transactions.” The related party lessors construct the facilities in accordance with our plans and specifications and subsequently lease these facilities to us. Due to the related party relationship, we are considered the owner of these facilities during the construction period pursuant to the provisions of Accounting Standards Codification (“ASC”) 840-40, “Sale-Leaseback Transactions” (“ASC 840-40”). In accordance with ASC 840-40, we record a construction in progress asset for these facilities with a corresponding finance obligation during the construction period. These related parties guarantee the debt of the related party lessors, which is considered to be “continuing involvement” pursuant to ASC 840-40. Accordingly, these leases did not qualify as a normal sale-leaseback at the time that construction was completed and these facilities were leased to us. As a result, the costs to construct the facilities and the related finance obligation are recorded on our consolidated balance sheets after construction was completed. The construction costs are included in “Real Estate Subject to Finance Obligation” in the consolidated balance sheets and the accompanying notes, included in this Annual Report on Form 10-K. The finance obligation is amortized over the lease during the construction period term based on the payments designated in the lease agreements.

As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, we derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, we entered into a new master lease arrangement with the landlord on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. During 2011 the related party lessors completed construction of 2 properties. Upon completion we entered into a new master lease arrangement with the related party lessors for these 2 properties as well as an existing property. The initial term of the new master lease arrangement is 15 years with four 5 year renewal options.  Annual payments, including executory costs, total approximately $0.7 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. The amount of finance obligations related to properties that have not been derecognized as well as two properties under development as of March 31, 2013 and December 31, 2012 was $20.7 million and $17.2 million, respectively.

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

Acquisitions and Developments

The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,		Three Months Ended
	2011	2012	March 31, 2013
Treatment centers at beginning of period	95	127	126
Internally developed / reopened	1	2	1
Transitioned to freestanding	—	2	—
Internally (consolidated / closed / sold)	(5)	(3)	—
Acquired	33	2	—
Hospital-based / other groups	3	(2)	—
Hospital-based (ended / transitioned)	—	(2)	—
Treatment centers at period end	127	126	127
Number of regions at period end	9	9	9
Number of local markets at period end	28	28	28

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

In September 2011, we entered into a professional services agreement with a hospital district in Broward County, Florida to provide professional services at two sites within the hospital district. In March 2012, we entered into a license agreement with the North Broward Hospital District to license the space and equipment and assume responsibility for the operation of the two radiation therapy departments at Broward General Medical Center and North Broward Medical Center as part of our value added services offering.  The license agreement runs for an initial term of ten years, with three separate five year renewal options.  We recorded approximately $4.3 million of tangible assets relating to the use of medical equipment pursuant to the license agreement.

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

In March 2012, we entered into a license agreement with the North Broward Hospital District to license the space and equipment and assume responsibility for the operation of the two radiation therapy departments at Broward General Medical Center and North Broward Medical Center as part of our value added services offering.  The license agreement runs for an initial term of ten years, with three separate five year renewal options.  We recorded approximately $4.3 million of tangible assets relating to the use of medical equipment pursuant to the license agreement.

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

During 2013, we acquired the assets of several physician practices in Arizona, and North Carolina for approximately $0.1 million. The physician practices provide synergistic clinical services and an integrated cancer care service to our patients in the respective markets in which we provide radiation therapy treatment services.

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

In July 2012 we closed a radiation treatment facility in Monroe, Michigan, and we constructed a replacement de novo radiation treatment center in Troy, Michigan which opened for operation in February 2013.

In October 2012, we sold our membership interest in an unconsolidated joint venture in Mohali, India to our former partner in the joint venture for a nominal amount.

In November 2012, we reopened our East Naples, Florida radiation treatment center to support the influx of patients in our southwest Florida local market.

In February 2013, we completed a replacement de novo radiation treatment facility in Troy, Michigan. This facility replaces an existing radiation treatment facility we closed in July 2012 in Monroe, Michigan.

As of March 31, 2013, we have four additional de novo radiation treatment centers located in New York, Bolivia, Dominican Republic and Mexico. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

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

During the three months ended March 31, 2013 and 2012, approximately 46% and 47%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2011, we determined that the valuation allowance was approximately $45.5 million, consisting of $38.3 million against federal deferred tax assets and $7.2 million against state deferred tax assets.  This represented an increase of approximately $27.9 million. For the year ended December 31, 2012, we determined that the valuation allowance was approximately $82.3 million, consisting of $70.3 million against federal deferred tax assets and $12.0 million against state deferred tax assets.  The valuation allowance increased approximately $36.8 million from $45.5 million in 2011.

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

Interest Rate Swap

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce the interest rate exposure, we entered into an interest rate swap agreement whereby we fixed the interest rate on the notional amount of approximately $290.6 million of our senior secured term loan facility, effective as of June 30, 2008. The rate and maturity of the interest rate swap is 3.67% plus a margin, which was 425 basis points, and expired on March 31, 2012. The amount of our senior secured term loan facility subject to the interest rate swap agreement will reduce from $290.6 million to $116.0 million by the end of the term. In December 2011, we terminated the interest rate swap agreement and paid approximately $1.9 million representing the fair value of the interest rate hedge at time of termination.  At December 31, 2011 no amount of the floating rate senior debt was subject to an interest rate swap.

In July 2011, we entered into two interest rate swap agreements whereby we fixed the interest rate on the notional amounts totaling approximately $116.0 million of our senior secured term loan facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements are 0.923% plus a margin, which was 475 basis points, and was scheduled to expire on December 31, 2013. In May 2012, the Company terminated the interest rate swap agreements and paid approximately $1.0 million representing the fair value of the interest rate hedges at time of termination.  No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement.  The amount of accumulated other comprehensive loss related to the terminated interest rate swap agreements of approximately $1.0 million, net of tax is reflected as interest expense in the condensed consolidated statements of operations and comprehensive loss.

The swaps were derivatives and were accounted for under ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the swap agreements, representing the estimated amount that we would pay to a third party assuming our obligations under the interest rate swap agreements terminated at December 31, 2012 and December 31, 2011, was approximately $-0- million and $0.7 million, respectively. The estimated fair value of our interest rate swaps were determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

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

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of March 31, 2013, we have interest rate exposure on $-0- million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $-0- million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact our results of operations. We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. Since our acquisition of Medical Developers, each quarter we have entered into foreign exchange option contracts that expire in one year. On April 26, 2013, we entered into a foreign exchange option contract maturing on March 31, 2014 to replace the contract maturing on March 27, 2013. Because our Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, the adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts in effect, which was approximately $0.4 million at March 31, 2013. With respect to a strengthening Argentine Peso against the U.S. dollar versus inflationary expectations, the estimated favorable impact on net income for an Argentine Peso that is 5%, 10% and 15% stronger than inflationary expectations, will be $(0.1) million, $0.0 million and $0.2 million to our consolidated results, respectively, which includes the cost of the option contracts. Under our foreign currency management program, we expect to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. We do not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. Our current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss on foreign currency derivative contracts on the condensed consolidated statements of operations and comprehensive loss. For three months ended March 31, 2013 and 2012, we incurred a loss of approximately $0.1 million and $0.6 million, respectively relating to the fair market valuation of our foreign currency derivative program.

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

As of December 31, 2012, our management concluded that the Company has control deficiencies relating to the valuation of goodwill which could result in a material misstatement to our interim or annual consolidated financial statements that may not be prevented or detected. Accordingly, management has determined that such deficiencies constitute a material weakness.  See “Risk Factors — We are addressing a material weakness with respect to our internal controls.”

The Company has developed a specific action plan to address the material weakness noted above, and is taking actions to enhance the reliability and effectiveness of our control procedures.  We believe these are the appropriate steps necessary to remediate the material weakness relating to the valuation of goodwill.  However, certain of the corrective processes, procedures and controls, relate to annual controls that cannot be tested until our next goodwill impairment test, [at October 1, 2013]. Accordingly, we will continue to monitor the effectiveness of these processes, procedures and controls and will make any further changes we deem appropriate.

As of March 31, 2013, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, except to the extent set forth above in this Item 4, were effective as of March 31, 2013.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except to the extent set forth above in this Item 4.

PART II

OTHER INFORMATION

Item 1.                       Legal Proceedings.

We are involved in certain legal actions and claims that arise in the ordinary course of our business.  We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision.  The specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of March 31, 2013.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 48%, 48%, 45% and 46% of our net patient service revenue for the years ended December 31, 2010, 2011, 2012 and for the three months ended March 31, 2013, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid payment. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. The Centers for Medicare & Medicaid Services (“CMS”) can change these schedules and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

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

Medicare reimbursement rates for all procedures under Medicare also are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the sustainable growth rate (“SGR”).  The CF was scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of

2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012, and again through the end of 2013 under the American Taxpayer Relief Act. If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at approximately 25%) will take effect on January 1, 2014.

In addition, the Joint Select Committee on Deficit Reduction (“JSC”) was created under the Budget Control Act of 2011 and signed into law on August 2, 2011. Under the law, unless the JSC could achieve $1.2 trillion in savings, an across-the-board sequestration would occur on January 2, 2013, and each subsequent year through 2021, to achieve $1.2 trillion in savings. On November 21, 2011, the JSC released a statement indicating the committee would be unable to reach agreement, thereby clearing the way for the sequestration process. Unless Congress acts to reverse the cuts, Medicare providers will be cut under the sequestration process by two percent each year relative to baseline spending through 2021. On January 2, 2013, the President signed the American Taxpayer Relief Act, which extended the sequestration order required under the Budget Control Act until March 1, 2013. On March 1, 2013, President Obama issued the required sequestration order and, pursuant to 2 U.S.C. 906, the two percent Medicare sequester began to take effect for services provided on or after April 1, 2013.

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

We have $760.3 million of total debt outstanding. Subject to the limits contained in the indenture governing our notes and our senior secured credit facilities, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

In addition, local governments may take actions that are adverse to our interests and our business. For example, in 2012 Argentina’s government nationalized the country’s largest oil and gas company via taking a 51% stake. While no such proposal has been made or threatened with respect to any businesses in the Argentine healthcare sector, we have significant operations in Argentina and any such development could have a material adverse effect on our international operations or upon our financial condition and results of operations.

Our international subsidiaries accounted for $20.7 million and $20.2 million or 11.9% and 11.4%, of our revenues for the three months ended March 31, 2013 and 2012, respectively.

Our financial results may suffer if we have to write-off goodwill or other intangible assets.

A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for approximately 55.9% and 56.4% of the total assets on our balance sheet as of March 31, 2013 and December 31, 2012, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations. For the year ended December 31, 2010, we wrote-off approximately $91.2 million in goodwill as a result of our annual impairment test and an additional $2.5 million as a result of closing certain radiation treatment centers. For the year ended December 31, 2011, we wrote-off approximately $360.6 million in goodwill, trade name, leasehold improvements and other investments as a result of our annual impairment testing of our goodwill and indefinite-lived intangible assets and rebranding initiatives relating to our trade name. For the year ended December 31, 2012, we wrote-off approximately $81.0 million in goodwill and leasehold improvements as a result of our interim impairment testing of our goodwill and indefinite-lived intangible assets.

We are addressing a previous material weakness with respect to our internal controls.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2012, we identified a material weakness in internal controls relating to the valuation of goodwill. We have taken steps since then to remediate the internal control weakness.  During 2013, we continued remediation over the valuation of goodwill. As we further optimize and refine our goodwill valuation processes, we will review the related controls and may take additional steps to ensure that they remain effective and are integrated appropriately. While we implement the procedures described above and will continue to take further steps in the near future to strengthen further our internal controls, there can be no assurance that we will not identify control deficiencies in the future or that such deficiencies will not have a material impact on our operating results or financial statements.

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

101

The following financial information from Radiation Therapy Services Holdings, Inc. Quarterly Report on Form 10-Q for the period March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012 (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012 (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (iv) Notes to Interim Condensed Consolidated Financial Statements.

+                                         Management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES HOLDINGS, INC.

Date: May 9, 2013
	By:	/s/	BRYAN J. CAREY
Bryan J. Carey
Chief Financial Officer