Form 10-Q
period 2013-06-30
Radiation Therapy Services Holdings, Inc.
filed 2013-08-13
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013.

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

As of August 1, 2013, we had outstanding 1,025 shares of Common Stock, par value $0.01 per share, which are 100% owned by Radiation Therapy Investments, LLC.

RADIATION THERAPY SERVICES HOLDINGS, INC.

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($5,059 and $3,320 related to VIEs)	$11,759	$15,410
Restricted cash	5,001	—
Accounts receivable, net ($10,197 and $10,155 related to VIEs)	90,869	86,869
Prepaid expenses ($495 and $473 related to VIEs)	7,383	6,043
Inventories ($521 and $411 related to VIEs)	4,365	3,897
Deferred income taxes ($6 and $0 related to VIEs)	810	540
Other ($13 and $6 related to VIEs)	5,834	7,429

Total current assets	126,021	120,188

Equity investments in joint ventures	781	575
Property and equipment, net ($21,830 and $20,271 related to VIEs)	224,714	221,050
Real estate subject to finance obligation	20,465	16,204
Goodwill ($23,890 and $18,929 related to VIEs)	504,302	485,859
Intangible assets, net ($3,463 and $1,296 related to VIEs)	33,797	35,044
Other assets ($8,570 and $8,050 related to VIEs)	40,695	43,381

Total assets	$950,775	$922,301

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($1,362 and $2,381 related to VIEs)	$35,261	$27,538
Accrued expenses ($2,392 and $3,622 related to VIEs)	50,883	46,401
Income taxes payable ($200 and $95 related to VIEs)	2,327	2,951
Current portion of long-term debt	12,907	11,065
Current portion of finance obligation	283	287
Other current liabilities ($13 and $0 related to VIEs)	8,625	7,684

Total current liabilities	110,286	95,926

Long-term debt, less current portion	799,028	751,303
Finance obligation, less current portion	21,839	16,905
Other long-term liabilities ($2,424 and $2,233 related to VIEs)	23,950	22,130
Deferred income taxes	5,593	6,202

Total liabilities	960,696	892,466

Noncontrolling interests - redeemable	16,350	11,368

Commitments and contingencies

Equity:
Common stock, $0.01 par value, 1,025 shares authorized, issued and outstanding	—	—
Additional paid-in capital	652,252	651,907
Retained deficit	(677,903)	(638,023)
Accumulated other comprehensive loss, net of tax	(16,526)	(11,464)

Total Radiation Therapy Services Holdings, Inc. shareholder’s (deficit) equity	(42,177)	2,420
Noncontrolling interests - nonredeemable	15,906	16,047

Total (deficit) equity	(26,271)	18,467

Total liabilities and equity	$950,775	$922,301

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Net patient service revenue	$175,847	$178,499	$347,820	$354,047
Other revenue	2,262	1,755	4,266	3,652

Total revenues	178,109	180,254	352,086	357,699

Expenses:
Salaries and benefits	99,687	95,166	195,940	189,009
Medical supplies	14,407	16,639	30,249	32,099
Facility rent expenses	10,675	9,925	20,858	19,515
Other operating expenses	10,997	9,961	21,273	18,662
General and administrative expenses	23,161	21,301	43,896	40,983
Depreciation and amortization	15,320	16,247	30,491	31,443
Provision for doubtful accounts	2,015	4,800	5,090	9,861
Interest expense, net	20,473	19,600	40,417	37,155
Gain on the sale of an interest in a joint venture	(1,460)	—	(1,460)	—
Early extinguishment of debt	—	4,473	—	4,473
Loss on foreign currency transactions	758	45	802	94
Loss (gain) on foreign currency derivative contracts	190	(374)	242	220

Total expenses	196,223	197,783	387,798	383,514

Loss before income taxes	(18,114)	(17,529)	(35,712)	(25,815)
Income tax expense	1,371	1,439	3,150	1,549

Net loss	(19,485)	(18,968)	(38,862)	(27,364)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(654)	(1,236)	(1,018)	(2,389)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(20,139)	(20,204)	(39,880)	(29,753)
Other comprehensive loss:
Unrealized loss on derivative interest rate swap agreements	—	—	—	(333)
Unrealized loss on foreign currency translation	(3,408)	(2,492)	(5,589)	(3,020)

Other comprehensive loss:	(3,408)	(2,492)	(5,589)	(3,353)

Comprehensive loss	(22,893)	(21,460)	(44,451)	(30,717)

Comprehensive loss attributable to noncontrolling interests-redeemable and non-redeemable:	(294)	(903)	(491)	(2,080)

Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(23,187)	$(22,363)	$(44,942)	$(32,797)

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands - unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(38,862)	$(27,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26,222	25,637
Amortization	4,269	5,806
Deferred rent expense	422	549
Deferred income taxes	(1,138)	(702)
Stock-based compensation	345	3,012
Provision for doubtful accounts	5,090	9,861
Loss on the sale / disposal of property and equipment	76	22
Gain on the sale of an interest in a joint venture	(1,460)	—
Amortization of termination of interest rate swap	—	958
Write-off of loan costs	—	525
Early extinguishment of debt	—	4,473
Termination of derivative interest rate swap agreements	—	(972)
Loss on foreign currency transactions	34	18
Loss on foreign currency derivative contracts	242	220
Amortization of debt discount	391	417
Amortization of loan costs	2,731	2,609
Equity interest in net loss of joint ventures	332	539
Distribution received from unconsolidated joint ventures	—	9
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(9,677)	(18,102)
Income taxes payable	(261)	(441)
Inventories	(461)	(713)
Prepaid expenses	46	1,111
Accounts payable and other current liabilities	8,822	(2,701)
Accrued deferred compensation	656	602
Accrued expenses / other current liabilities	5,795	6,314

Net cash provided by operating activities	3,614	11,687
Cash flows from investing activities
Purchases of property and equipment	(17,769)	(16,298)
Acquisition of medical practices	(22,848)	(23,742)
Restricted cash associated with initial deposit in the potential acquisition of medical practices	(5,001)	—
Proceeds from the sale of property and equipment	4	27
Loans to employees	(153)	(115)
Contribution of capital to joint venture entities	(542)	(225)
Proceeds from the sale of equity interest in a joint venture	1,460	—
Payment of foreign currency derivative contracts	(171)	(432)
Premiums on life insurance policies	(626)	(518)
Change in other assets and other liabilities	5	7

Net cash used in investing activities	(45,641)	(41,296)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $-0- and $1.7 million, respectively)	83,880	434,061
Principal repayments of debt	(45,501)	(369,903)
Repayments of finance obligation	(99)	(53)
Proceeds from noncontrolling interest holders — redeemable and non-redeemable	765	—
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(650)	(2,018)
Payments of loan costs	—	(14,225)

Net cash provided by financing activities	38,395	47,862

Effect of exchange rate changes on cash and cash equivalents	(19)	(5)
Net (decrease) increase in cash and cash equivalents	(3,651)	18,248
Cash and cash equivalents, beginning of period	15,410	10,177

Cash and cash equivalents, end of period	$11,759	$28,425

continued

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental disclosure of non-cash transactions

Recorded finance obligation related to real estate projects	$5,029	$1,457

Recorded capital lease obligations related to the purchase of equipment	$78	$696

Recorded property and equipment related to the North Broward Hospital District license agreement	$—	$4,260

Recorded capital lease obligations related to the acquisition of medical practices	$8,748	$5,726

Recorded seller financing promissory note related to the acquisition of medical practices	$2,097	$—

Recorded noncash contribution of capital by noncontrolling interest holders	$4,235	$—

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

2.              Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

As of June 30, 2013 and December 31, 2012, the combined total assets included in the Company’s condensed consolidated balance sheet relating to the VIEs were approximately $74.0 and $62.9 million, respectively.

As of June 30, 2013, the Company was the primary beneficiary of, and therefore consolidated, 24 VIEs, which operate 44 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the six months ended June 30, 2013 and 2012 approximately 18.9% and 18.7% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative services agreements.

As of June 30, 2013, the Company also held equity interests in four VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $0.8 million and $0.6 million at June 30, 2013 and December 31, 2012, respectively, with ownership interests ranging between 28.5% and 45.0% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

The cost of revenues for the three months ended June 30, 2013 and 2012 are approximately $127.3 million and $122.0 million, respectively. The cost of revenues for the six months ended June 30, 2013 and 2012 are approximately $251.4 million and $242.4 million, respectively.

New Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which amends ASC 740 to clarify balance sheet presentation requirements of unrecognized tax benefits. ASU 2013-11 is effective for the Company on January 1, 2014. The Company is currently assessing the impact of this guidance on its financial statements.

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

2012 Equity-based incentive plans

Effective as of June 11, 2012, RT Investments entered into the Amended LLC Agreement.  The Amended LLC Agreement established new classes of equity units (such new units, the “2012 Plan”) in RT Investments in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of Preferred units and Class A Units of RT Investments.  In addition to the Preferred Units and Class A Units of RT Investments, the Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units, and 100 Class G Units. As of June 30, 2013, there were 125,543 Class MEP Units, 24,072 Class EMEP Units and 100 Class G Units available for future issuance under the 2012 Plan.

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

The estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized as an expense in the Company’s consolidated financial statements over the requisite service period and in accordance with the vesting conditions of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if met or probable of being met. There was no stock-based compensation cost recorded in the period ended June 30, 2013 for the Class EMEP Units. The assumed forfeiture rate is based on an average historical forfeiture rate.

The Company recorded approximately $0.2 million and $2.9 million of stock-based compensation for the three months ended June 30, 2013 and 2012, respectively, and $0.3 million and $3.0 million of stock-based compensation for the six months ended June 30, 2013 and 2012, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss.

The summary of activity under the 2012 Plan is presented below:

2012 Plan	Class MEP Units Outstanding	Weighted-Average Grant Date Fair Value	Class EMEP Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2012	349,356	$3.32	90,743	$38.94
Units granted	4,545	0.93	—	—
Units forfeited	(45,546)	3.32	(14,815)	38.94
Units vested	(3,027)	0.93	—	—
Nonvested balance at end of period June 30, 2013	305,328	$3.31	75,928	$38.94

As of June 30, 2013, there was approximately $0.4 million, and $2.8 million of total unrecognized compensation expense related to the MEP Units, and EMEP Units, respectively. These costs are expected to be recognized over a weighted-average period of 0.90 years for MEP Units. The Class EMEP Units will be recognized upon an implied equity value threshold during the contractual life of the Class EMEP Units, which is not probable of achievement at June 30, 2013.

Grant of Preferred and Class A Units

In addition to the 2012 equity-based incentive plans, the Company’s CFO and COO also received Preferred and Class A Unit awards in June 2012, entitling them to participate in distributions in accordance with the waterfall distribution of the Amended LLC Agreement. The CFO was granted 296 units and 5,625 units, of Preferred and Class A units, respectively. The COO was granted 500 units and 25,000 units, of Preferred and Class A units, respectively.

For the CFO, 33.3% of the Preferred and Class A awards vest on January 1, 2013, with the remaining 66.7% vesting in equal amounts on January 1, 2014 and January 1, 2015. For the COO, 33.3% of the Preferred and Class A awards vest upon issuance, with the remaining 66.7% vesting in equal amounts on February 7, 2013 and February 7, 2014. As this creates a service condition, the Company recognizes compensation expense in accordance with the vesting conditions of the award over the remaining service period. Any unvested shares would vest automatically upon the occurrence of a sale or liquidation event, provided the executives remain employed by the Company at the time of the event. Vested shares are subject to forfeiture only in the event of termination for cause, or engaging in prohibited activities. On May 10, 2013, the COO resigned from the Company and forfeited his unvested units in the Preferred and Class A Units of 167 units and 8,333 units, respectively.

4.  Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive loss is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company’s foreign currency translation of its operations in Latin America, Central America and the Caribbean. The impact of the unrealized loss increased accumulated other comprehensive loss on a consolidated basis by approximately $5.1 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder			Noncontrolling Interests
(in thousands):	Foreign Currency Translation Adjustments	Other	Total	Foreign Currency Translation Adjustments	Other Comprehensive Loss
As of December 31, 2012	$(11,464)	$—	$(11,464)	$(1,327)
Other Comprehensive loss	(5,062)	—	(5,062)	(527)	$(5,589)
As of June 30, 2013	$(16,526)	$—	$(16,526)	$(1,854)	$(5,589)

5. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s consolidated balance sheets. The noncontrolling interests are not redeemable at June 30, 2013 and December 31, 2012 and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurrence at June 30, 2013. Accordingly, the noncontrolling interests are measured at their carrying value at June 30, 2013 and December 31, 2012.

The following table presents changes in total equity for the respective periods (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2012	$2,420	$16,047	$18,467	$11,368
Net (loss) income	(39,880)	1,009	(38,871)	9
Other comprehensive loss from foreign currency translation	(5,062)	(510)	(5,572)	(17)
Proceeds from noncontrolling interest holders	—	—	—	765
Stock-based compensation	345	—	345	—
Noncash contribution of capital by noncontrolling interest holders	—	—	—	4,235
Cash distributions	—	(640)	(640)	(10)

Balance, June 30, 2013	$(42,177)	$15,906	$(26,271)	$16,350

Balance, December 31, 2011	$159,873	$17,421	$177,294	$12,728
Net (loss) income	(29,753)	1,821	(27,932)	568
Other comprehensive loss from unrealized gain on interest rate swap agreements	(333)	—	(333)	—
Other comprehensive loss from foreign currency translation	(2,711)	(239)	(2,950)	(70)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	958	—	958	—
Stock-based compensation	3,012	—	3,012	—
Cash distributions	—	(1,585)	(1,585)	(433)

Balance, June 30, 2012	$131,046	$17,418	$148,464	$12,793

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

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on foreign currency derivative contracts on the condensed consolidated statements of operations and comprehensive loss.  For the six months ended June 30, 2013 and 2012, the Company incurred a loss of approximately $0.2 million relating to the change in fair market value of its foreign currency derivatives.  The fair value of the foreign currency derivative is recorded in other current assets in the accompanying condensed consolidated balance sheet.  At June 30, 2013 and December 31, 2012, the fair value of the foreign currency derivative was approximately $0.2 million and $0.3 million, respectively.

The following represents the current foreign currency derivative agreements as of June 30, 2013 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value

Foreign currency derivative Argentine Peso to U.S. dollar	$1,250	September 30, 2013	$111	37
Foreign currency derivative Argentine Peso to U.S. dollar	1,250	December 31, 2013	127	101
Foreign currency derivative Argentine Peso to U.S. dollar	1,250	March 31, 2014	171	109
	$3,750		$409	$247

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

In accordance with ASC 820, the fair value of the 8 7/8% Senior Secured Second Lien Notes due 2017, and the 9 7/8% Senior Subordinated Notes due 2017 was based on prices quoted from third-party financial institutions (Level 2). At June 30, 2013, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$328,125	$348,752

$376.3 million Senior Subordinated Notes due April 15, 2017	$235,156	$374,667

At December 31, 2012, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$344,750	$348,577

$376.3 million Senior Subordinated Notes due April 15, 2017	$265,256	$374,461

As of June 30, 2013 and December 31, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis including interest rate swap agreements and foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.  The carrying values of the Company’s long-term debt other than Senior Subordinated Notes and Senior Secured Second Lien Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.  There have been no transfers between levels of valuation hierarchies for the six months ended June 30, 2013 and 2012.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of June 30, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
(in thousands):	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency derivative contracts	$247	$—	$247	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency derivative contracts	$319	$—	$319	$—

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

8.              Impairment of goodwill and long-lived assets

On July 8, 2013, the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program released its 2014 preliminary physician fee schedule.  The preliminary physician fee schedule proposes a 5% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provides a 60 day comment period and the final rule is expected in early November.  If the final rule maintains the current proposed rate reductions, the Company may record an impairment charge for goodwill and indefinite-lived intangibles assets. The Company expects the final ruling to be released in November, 2013. As a result the Company’s operating results could be materially impacted if the proposed rate decrease is implemented.

2012

On November 1, 2012, CMS released its final rule on the 2013 physician fee schedule which provided for a 7% rate reduction on Medicare payments to freestanding radiation oncology providers effective January 1, 2013. The Company completed an interim impairment test for goodwill and indefinite-lived intangible assets based on the Company’s estimate of the proposed CMS cuts at September 30, 2012. In performing this test, the Company assessed the implied fair value of its goodwill. It was determined that the implied fair value of goodwill was less than the carrying amount, and as a result the Company recorded an impairment charge for the quarter ended September 30, 2012. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that would be recognized in a hypothetical business combination. The estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company’s reporting units, the Company’s management determined that the carrying value of goodwill in certain U.S. Domestic markets, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central Southeast United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida regions exceeded their fair value.  Accordingly, the Company recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $69.8 million in the consolidated statement of comprehensive loss during the quarter ended September 30, 2012. In addition, during the third quarter of 2012, an impairment loss of approximately $0.1 million, reported in impairment loss on the condensed consolidated statements of operations and comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in Monroe, Michigan in the Northeast U.S. region.

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

The Company’s effective rate was (8.8)% and (6.0)%  for the six months ended June 30, 2013 and 2012, respectively. The change in the effective rate for the second quarter of 2013 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses and the income tax benefit associated with the termination of the interest rate swap in the first quarter of 2012. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense in the second quarter of fiscal 2013 is primarily due to the non-US tax expense associated with foreign subsidiaries.

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

The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2006 through 2012 are subject to examination. The Company is currently undergoing a Federal income tax audit for the tax year 2009. The Company closed the New York State audit for tax years 2006 through 2008.

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

During 2012, the Company acquired the assets of several physician practices in Arizona, California and Florida for approximately $1.7 million. The physician practices provide synergistic clinical services and an integrated cancer care service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price to tangible assets is $1.7 million.

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

Six months ended
June 30,
(in thousands):	2012

Pro forma total revenues	$363,595

Pro forma net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(29,249)

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective dates of each acquisition.

On May 25, 2013, the Company acquired the assets of a 5 radiation oncology practices and a urology group located in Lee/Collier counties in Southwest Florida for approximately $28.5 million, comprised of $17.7 million in cash, seller financing note of approximately $2.1 million and assumed capital lease obligations of approximately $8.7 million. The acquisition of the 5 radiation treatment centers and the urology group further expands the Company’s presence into the Southwest Florida market and builds on its integrated cancer care model. The provisional allocation of the purchase price, subject to working capital adjustments and finalization of intangible asset values, is to tangible assets of $10.4 million, intangible assets including non-compete agreements of $1.9 million amortized over five years, and goodwill of $16.2 million, which is all deductible for tax purposes.

In June 2013, the Company sold its 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million.

In June 2013, the Company contributed its Casa Grande, Arizona radiation physician practice, ICC practice and approximately $5.0 million to purchase a 55.0% interest in a joint venture which included an additional radiation physician practice and an expansion of an integrated cancer care model that includes medical oncology, urology and dermatology. The provisional allocation of the purchase price, subject to working capital adjustments and finalization of intangible asset values, is to tangible assets of $2.0 million, intangible assets including a tradename of approximately $1.8 million, non-compete agreements of $0.4 million amortized over 7 years, goodwill of $5.0 million and noncontrolling interest-redeemable of approximately $4.2 million. For purposes of valuing the noncontrolling interest-redeemable, the Company considered a number of factors such as the joint venture’s performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability.

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

In June 2013, the Company entered into a “stalking horse” investment agreement to acquire OnCure Holdings, Inc. (together with its subsidiaries, “OnCure”) upon effectiveness of its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code for approximately $125.0 million, including $42.5 million in cash (plus covering certain expenses and subject to working capital adjustments) and up to $82.5 million in assumed debt.  In addition, OnCure’s secured noteholders have executed a restructuring support agreement outlining their commitment to support the transaction. The Company funded an initial deposit of approximately $5.0 million into an escrow account and is reflected as restricted cash on the Company’s balance sheet.

The investment agreement constitutes a lead or “stalking horse” bid in a sale process being conducted in conjunction with OnCure’s reorganization.  As such, the acquisition of OnCure by the Company remains subject to approval by the United States Bankruptcy Court for the District of Delaware and a subsequent auction process in which other interested buyers may submit competing bids for OnCure.  Completion of the transaction, which is expected to occur prior to the end of October 2013, remains subject to competing offers, approval by the United States Bankruptcy Court, and customary closing conditions.

OnCure operates radiation oncology treatment centers for cancer patients. It contracts with radiation oncology medical groups and their radiation oncologists through long-term management services agreements to offer cancer patients a comprehensive range of radiation oncology treatment options, including most traditional and next generation services. OnCure currently provides services to a network of 11 medical groups that treat cancer patients at its 34 radiation oncology treatment centers, making it one of the largest strategically located networks of radiation oncology service providers. OnCure has treatment centers located in California, Florida and Indiana, where it provides the medical groups with the use of the facilities and with certain clinical services of treatment center staff, and administers the non-medical business functions of the treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management and compliance, purchasing, information systems, accounting, human resource management and physician succession planning.

In July 2013, the Company purchased a legal entity, which operates a radiation treatment center in Tijuana Mexico for approximately $1.6 million. The acquisition of this operating treatment center expands the Company’s  presence in the international markets.

In July 2013, the Company purchased the remaining 38.0% interest in a joint venture radiation facility, located in Woonsocket, Rhode Island from a hospital partner for approximately $1.5 million.

11. Accrued Expenses

Accrued expenses consist of the following (in thousands):

(in thousands):	June 30, 2013	December 31, 2012
Accrued payroll and payroll related deductions and taxes	$17,451	$17,812
Accrued compensation arrangements	15,833	11,409
Accrued interest	11,882	12,196
Accrued other	5,717	4,984
Total accrued expenses	$50,883	$46,401

12. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
$140.0 million revolving credit facility with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	50,000	7,500
$350.0 million Senior Secured Second Lien Notes due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	348,752	348,577
$376.3 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	374,667	374,461
Various other notes payable with average interest rate of 15.7% due through August 2019	4,044	3,753
Seller financing promissory notes with average interest rate of 6.21% due through December 2013	1,031	2,093
Seller financing promissory notes with average interest rate of 6.0% due through May 2018	2,107	—
Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 8.5%, due at various maturity dates through March 2022	31,334	25,984
	811,935	762,368
Less current portion	(12,907)	(11,065)
	$799,028	$751,303

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

In March 2011, Radiation Therapy Services, Inc. (“RTS”), a wholly owned subsidiary of Parent, issued to DDJ Capital Management, LLC, $50 million in aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2017. The proceeds of $48.5 million were used (i) to fund the Company’s acquisition of all of the outstanding membership units of Medical Developers LLC (“MDLLC”) and substantially all of the interests of MDLLC’s affiliated companies (the “MDLLC Acquisition”), not then controlled by the Company and (ii) to fund transaction costs associated with the MDLLC Acquisition.

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

The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at June 30, 2013	Level at June 30, 2013

Maximum permitted first lien leverage ratio	<1.25 to 1.00	0.73 to 1.00

The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of June 30, 2013.

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

Financial information by geographic segment is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Total revenues:
U.S Domestic	$155,649	$159,991	$308,943	$317,283
International	22,460	20,263	43,143	40,416
Total	$178,109	$180,254	$352,086	$357,699

Facility gross profit:
U.S. Domestic	$38,742	$47,560	$76,759	$93,088
International	12,071	10,702	23,891	22,213
Total	$50,813	$58,262	$100,650	$115,301

Depreciation and amortization:
U.S. Domestic	$14,210	$15,252	$28,339	$29,510
International	1,110	995	2,152	1,933
Total	$15,320	$16,247	$30,491	$31,443

	June 30, 2013	December 31, 2012
Total assets:
U.S. Domestic	$809,266	$780,691
International	141,509	141,610
Total	$950,775	$922,301

Property and equipment:
U.S. Domestic	$207,463	$204,012
International	17,251	17,038
Total	$224,714	$221,050

Capital expenditures: *
U.S. Domestic	$15,703	$32,660
International	2,144	5,297
Total	$17,847	$37,957

* includes capital lease obligations related to capital expenditures

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$456,974	$435,331
International	81,125	85,572
Total	$538,099	$520,903

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Facility gross profit	$50,813	$58,262	$100,650	$115,301
Less:
General and administrative expenses	23,161	21,301	43,896	40,983
General and administrative salaries	20,996	22,026	41,736	40,811
General and administrative depreciation and amortization	2,794	3,920	5,639	7,519
Provision for doubtful accounts	2,015	4,800	5,090	9,861
Interest expense, net	20,473	19,600	40,417	37,155
Gain on the sale of an interest in a joint venture	(1,460)	—	(1,460)	—
Early extinguishment of debt	—	4,473	—	4,473
Foreign currency transaction loss	758	45	802	94
Loss (gain) on foreign currency derivative contracts	190	(374)	242	220
Loss before income taxes	$(18,114)	$(17,529)	$(35,712)	$(25,815)

14. Supplemental Consolidating Financial Information

RTS’ payment obligations under the senior secured credit facility, senior secured second lien notes, and senior subordinated notes are guaranteed by Radiation Therapy Services Holdings, Inc. (“Parent”), which owns 100% of RTS and certain domestic subsidiaries of RTS, all of which are, directly or indirectly, 100% owned by RTS (the “Subsidiary Guarantors” and, collectively with Parent, the “Guarantors”).  Such guarantees are full, unconditional and joint and several.  The consolidated joint ventures, foreign subsidiaries and professional corporations of the Company are non-guarantors.  The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows information for Parent, RTS, the Subsidiary Guarantors and the non-guarantor subsidiaries.  The supplemental financial information reflects the investment of Parent and RTS and subsidiary guarantors using the equity method of accounting.

CONSOLIDATING BALANCE SHEETS (UNAUDITED)

as of June 30, 2013

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$151	$291	$139	$11,178	$—	$11,759
Restricted cash	—	5,001	—	—	—	5,001
Accounts receivable, net	—	—	48,548	42,321	—	90,869
Intercompany receivables	1,442	—	105,654	—	(107,096)	—
Prepaid expenses	—	167	6,628	588	—	7,383
Inventories	—	—	3,676	689	—	4,365
Deferred income taxes	(68)	(2,699)	3,020	557	—	810
Other	—	247	5,554	33	—	5,834
Total current assets	1,525	3,007	173,219	55,366	(107,096)	126,021
Equity investments in joint ventures	(45,130)	797,725	105,552	51	(857,417)	781
Property and equipment, net	—	—	188,063	36,651	—	224,714
Real estate subject to finance obligation	—	—	20,465	—	—	20,465
Goodwill	—	—	430,162	74,140	—	504,302
Intangible assets, net	—	—	13,892	19,905	—	33,797
Other assets	—	19,351	12,754	8,590	—	40,695
Intercompany note receivable	—	3,850	628	—	(4,478)	—
Total assets	$(43,605)	$823,933	$944,735	$194,703	$(968,991)	$950,775
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$140	$28,643	$6,478	$—	$35,261
Intercompany payables	—	93,862	—	13,234	(107,096)	—
Accrued expenses	—	11,724	32,698	6,461	—	50,883
Income taxes payable	(1,272)	2,726	(305)	1,178	—	2,327
Current portion of long-term debt	—	—	8,819	4,088	—	12,907
Current portion of finance obligation	—	—	283	—	—	283
Other current liabilities	—	—	4,820	3,805	—	8,625
Total current liabilities	(1,272)	108,452	74,958	35,244	(107,096)	110,286
Long-term debt, less current portion	—	773,419	24,622	987	—	799,028
Finance obligation, less current portion	—	—	21,839	—	—	21,839
Other long-term liabilities	—	—	17,730	6,220	—	23,950
Deferred income taxes	(156)	(12,808)	15,958	2,599	—	5,593
Intercompany note payable	—	—	—	4,478	(4,478)	—
Total liabilities	(1,428)	869,063	155,107	49,528	(111,574)	960,696
Noncontrolling interests—redeemable	—	—	—	—	16,350	16,350
Total Radiation Therapy Services Holdings, Inc. shareholder’s (deficit) equity	(42,177)	(45,130)	789,628	145,175	(889,673)	(42,177)
Noncontrolling interests—nonredeemable	—	—	—	—	15,906	15,906
Total (deficit) equity	(42,177)	(45,130)	789,628	145,175	(873,767)	(26,271)
Total liabilities and (deficit) equity	$(43,605)	$823,933	$944,735	$194,703	$(968,991)	$950,775

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended June 30, 2013

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$115,026	$60,821	$—	$175,847
Other revenue	—	—	2,390	80	—	2,470
(Loss) income from equity investment	(23,032)	(3,104)	(2,620)	(2)	28,550	(208)
Intercompany revenue	—	202	19,669	—	(19,871)	—
Total revenues	(23,032)	(2,902)	134,465	60,899	8,679	178,109
Expenses:
Salaries and benefits	155	—	76,510	23,022	—	99,687
Medical supplies	—	—	12,290	2,117	—	14,407
Facility rent expenses	—	—	9,006	1,669	—	10,675
Other operating expenses	—	—	7,436	3,561	—	10,997
General and administrative expenses	—	312	18,570	4,279	—	23,161
Depreciation and amortization	—	—	13,287	2,033	—	15,320
Provision for doubtful accounts	—	—	1,049	966	—	2,015
Interest expense, net	—	19,592	805	76	—	20,473
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss on foreign currency transactions	—	—	—	758	—	758
Loss on foreign currency derivative contracts	—	190	—	—	—	190
Intercompany expenses	—	—	—	19,871	(19,871)	—
Total expenses	155	20,094	137,493	58,352	(19,871)	196,223
(Loss) income before income taxes	(23,187)	(22,996)	(3,028)	2,547	28,550	(18,114)
Income tax expense	—	36	—	1,335	—	1,371
Net (loss) income	(23,187)	(23,032)	(3,028)	1,212	28,550	(19,485)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(654)	(654)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(23,187)	(23,032)	(3,028)	1,212	27,896	(20,139)
Unrealized comprehensive loss:	—	—	—	(3,408)	—	(3,408)
Comprehensive loss	(23,187)	(23,032)	(3,028)	(2,196)	28,550	(22,893)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(294)	(294)
Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(23,187)	$(23,032)	$(3,028)	$(2,196)	$28,256	$(23,187)

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Six Months Ended June 30, 2013

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$227,963	$119,857	$—	$347,820
Other revenue	—	—	4,526	72	—	4,598
(Loss) income from equity investment	(44,596)	(5,234)	(3,139)	7	52,630	(332)
Intercompany revenue	—	375	38,615	—	(38,990)	—
Total revenues	(44,596)	(4,859)	267,965	119,936	13,640	352,086
Expenses:
Salaries and benefits	346	—	150,072	45,522	—	195,940
Medical supplies	—	—	25,746	4,503	—	30,249
Facility rent expenses	—	—	17,603	3,255	—	20,858
Other operating expenses	—	—	14,569	6,704	—	21,273
General and administrative expenses	—	639	35,506	7,751	—	43,896
Depreciation and amortization	—	—	26,484	4,007	—	30,491
Provision for doubtful accounts	—	—	2,993	2,097	—	5,090
Interest expense, net	—	38,818	1,457	142	—	40,417
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss on foreign currency transactions	—	—	—	802	—	802
Loss on foreign currency derivative contracts	—	242	—	—	—	242
Intercompany expenses	—	—	—	38,990	(38,990)	—
Total expenses	346	39,699	272,970	113,773	(38,990)	387,798
(Loss) income before income taxes	(44,942)	(44,558)	(5,005)	6,163	52,630	(35,712)
Income tax (benefit) expense	—	38	—	3,112	—	3,150
Net (loss) income	(44,942)	(44,596)	(5,005)	3,051	52,630	(38,862)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,018)	(1,018)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(44,942)	(44,596)	(5,005)	3,051	51,612	(39,880)
Unrealized comprehensive loss:	—	—	—	(5,589)	—	(5,589)
Comprehensive loss	(44,942)	(44,596)	(5,005)	(2,538)	52,630	(44,451)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(491)	(491)
Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(44,942)	$(44,596)	$(5,005)	$(2,538)	$52,139	$(44,942)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2013

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(44,942)	$(44,596)	$(5,005)	$3,051	$52,630	$(38,862)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	22,928	3,294	—	26,222
Amortization	—	—	3,556	713	—	4,269
Deferred rent expense	—	—	324	98	—	422
Deferred income taxes	—	(240)	230	(1,128)	—	(1,138)
Stock-based compensation	345	—	—	—	—	345
Provision for doubtful accounts	—	—	2,993	2,097	—	5,090
Loss on the sale of property and equipment	—	—	40	36	—	76
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss on foreign currency transactions	—	—	—	34	—	34
Loss on foreign currency derivative contracts	—	242	—	—	—	242
Amortization of debt discount	—	381	10	—	—	391
Amortization of loan costs	—	2,731	—	—	—	2,731
Equity interest in net loss (earnings) of joint ventures	44,596	5,234	3,139	(7)	(52,630)	332
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	—	(1,978)	(7,699)	—	(9,677)
Income taxes payable	1	1,179	(1,567)	126	—	(261)
Inventories	—	—	(632)	171	—	(461)
Prepaid expenses	—	(77)	(96)	219	—	46
Intercompany payable / receivable	(17)	914	(3,605)	2,708	—	—
Accounts payable and other current liabilities	—	(232)	7,953	1,101	—	8,822
Accrued deferred compensation	—	—	524	132	—	656
Accrued expenses / other current liabilities	—	(355)	7,384	(1,234)	—	5,795
Net cash (used in) provided by operating activities	(17)	(34,819)	34,738	3,712	—	3,614
Cash flows from investing activities
Purchases of property and equipment	—	—	(14,928)	(2,841)	—	(17,769)
Acquisition of medical practices	—	—	(22,848)	—	—	(22,848)
Restricted cash associated with initial deposit in the potential acquisition of medical practices	—	(5,001)	—	—	—	(5,001)
Proceeds from the sale of property and equipment	—	—	4	—	—	4
Loans to employees	—	—	(153)	—	—	(153)
Intercompany notes to / from affiliates	—	(2,100)	(396)	2,496	—	—
Contribution of capital to joint venture entities	—	(542)	(935)	—	935	(542)
Distributions received from joint venture entities	—	299	776	—	(1,075)	—
Proceeds from the sale of equity interest in a joint venture	—	—	1,460	—	—	1,460
Payment of foreign currency derivative contracts	—	(171)	—	—	—	(171)
Premiums on life insurance policies	—	—	(493)	(133)	—	(626)
Change in other assets and other liabilities	—	1	(6)	10	—	5
Net cash used in by investing activities	—	(7,514)	(37,519)	(468)	(140)	(45,641)
Cash flows from financing activities
Proceeds from issuance of debt	—	82,500	—	1,380	—	83,880
Principal repayments of debt	—	(40,000)	(3,526)	(1,975)	—	(45,501)
Repayments of finance obligation	—	—	(99)	—	—	(99)
Proceeds from equity contribution	—	—	—	1,700	(1,700)	—
Proceeds from noncontrolling interest holders — redeemable and non-redeemable	—	—	—	—	765	765
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(650)	(650)
Cash distributions to shareholders	—	—	—	(1,725)	1,725	—
Net cash (used in) provided by financing activities	—	42,500	(3,625)	(620)	140	38,395
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(19)	—	(19)
Net (decrease) increase in cash and cash equivalents	(17)	167	(6,406)	2,605	—	(3,651)
Cash and cash equivalents, beginning of period	168	124	6,545	8,573	—	15,410
Cash and cash equivalents, end of period	$151	$291	$139	$11,178	$—	$11,759

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

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

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

Overview

We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation to Intensity Modulated Radiation Therapy (“IMRT”), as well as newer, more technologically-advanced procedures along with other services. We believe we are the largest company in the United States focused principally on providing radiation therapy and the most advanced organization in terms of integrating oncology related physicians. We opened our first radiation treatment center in 1983 and, as of June 30, 2013 we provided radiation therapy services in 131 treatment centers. Most of our treatment centers are strategically clustered into 28 local markets in 15 states, including Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia and 31 treatment centers are operated in Latin America, Central America, Mexico and the Caribbean. Of these 131 treatment centers, 38 treatment centers were internally developed, 86 were acquired, two were transitioned from hospital-based treatment centers to freestanding treatment centers and five involve hospital-based treatment centers and other groups. We have continued to expand our affiliation with physician specialties in closely related areas including gynecological, breast and surgical oncology, medical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an Integrated Cancer Care (“ICC”) model.

On October 19, 2007, our wholly owned subsidiary, RTS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). Upon completion of the Merger, each share of RTS’s common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments’ management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the “Closing”). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar Capital Partners, Inc. and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS’s common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (EMEP and MEP non-voting equity units) from an equity pool representing up to 12% of the common equity value of RT Investments, which as of June 30, 2013 was 9.2%. At June 30, 2013, Vestar and its affiliates controlled approximately 81% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors.

We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

·                  The number of relative value units (RVU) (a standard measure of value used in the United States Medicare reimbursement formula for physician services) delivered per day in our freestanding centers;

·                  The percentage change in RVUs per day in our freestanding centers;

·                  The number of treatments delivered per day in our freestanding centers;

·                  The average revenue per treatment in our freestanding centers;

·                  The ratio of funded debt to pro-forma adjusted earnings before interest, taxes, depreciation and amortization (leverage ratio); and

·                  Facility gross profit

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our U.S. domestic net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the six months ended June 30, 2013 and 2012.

	Year Ended December 31,	Six Months Ended June 30,
U.S. Domestic	2012	2013	2012
Payer
Medicare	42.6%	42.9%	43.5%
Commercial	53.6	53.7	52.6
Medicaid	2.7	2.6	2.9
Self pay	1.1	0.8	1.0

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our U.S. domestic net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.6% of our U.S. domestic net patient service revenue for the six months ended June 30, 2013.

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

In the proposed Medicare 2014 Physician Fee Schedule, CMS proposes to reduce payments for radiation oncology by 5 percent overall.  This reduction relates to (1) a cap on certain radiation oncology services at the hospital outpatient department and ambulatory surgical center’s (“OPD/ASC”) rate [-4%]; reductions to certain radiation oncology codes due to Medicare Economic Index (MEI) revisions [-2%]; and offsetting minor increases due to other aspects of the fee schedule [+1%].  Because the cap and MEI policies only apply to freestanding settings, the cut to freestanding centers is closer to 8%, while hospital-based radiation oncologists receive an increase in payment under the proposal.  CMS notes in the proposed rule, due to budget neutrality requirements relating to the MEI policy, the 2014 conversion factor is estimated to be $35.665 (assuming no SGR cuts), rather than the current 2013 conversion factor of $34.023.

Medicare reimbursement rates for all procedures under Medicare also are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the sustainable growth rate (“SGR”).  The CF was scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of 2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012, and again through the end of 2013 under the American Taxpayer Relief Act. If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at approximately 21%) will take effect on January 1, 2014.

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

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. domestic net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 97% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the six months ended June 30, 2013 approximately 3% of our U.S. domestic net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

We grant a discount on gross charges to self pay patients not covered under other third party payer arrangements. The discount amounts are excluded from patient service revenue. To the extent that we realize additional losses resulting from nonpayment of the discounted charges, such additional losses are included in the provision for doubtful accounts.

Other Material Factors

Other material factors that we believe will also impact our future financial performance include:

·                                          Patient volume and census;

·                                          Continued advances in technology and the related capital requirements;

·                                          Continued affiliation with physician specialties other than radiation oncology;

·                                          Our ability to develop and conduct business with hospitals and other large healthcare organizations in a manner that adequately and attractively compensates us for our services;

·                                          Accounting for business combinations requiring that all acquisition-related costs be expensed as incurred;

·                                          Our ability to achieve identified cost savings and operational efficiencies;

·                                          Increased costs associated with development and optimization of our internal infrastructure; and

·                                          Healthcare reform.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
Domestic U.S.	2013	2012	% Change	2013	2012	% Change

Number of treatment days	64	64	0.0%	127	128	(0.8)%

Total RVU’s — freestanding centers	2,828,004	2,969,204	(4.8)%	5,546,897	5,902,036	(6.0)%

RVU’s per day — freestanding centers	44,188	46,394	(4.8)%	43,676	46,110	(5.3)%

Percentage change in RVU’s per day — freestanding centers — same market basis	(4.7)%	(4.8)%		(6.1)%	(5.1)%

Total treatments — freestanding centers	132,139	128,005	3.2%	257,809	253,321	1.8%

Treatments per day — freestanding centers	2,065	2,000	3.2%	2,030	1,979	2.6%

Percentage change in revenue per treatment — freestanding centers — same market basis	(7.6)%	(3.5)%		(6.6)%	(3.0)%

Percentage change in treatments per day — freestanding centers — same market basis	3.2%	4.1%		1.6%	3.1%

Number of regions at period end (global)	9	9

Number of local markets at period end	28	28

Treatment centers — freestanding (global)	126	121	4.1%
Treatment centers — hospital / other groups (global)	5	5	0.0%

	131	126	4.0%

Days sales outstanding at quarter end	35	40

Percentage change in freestanding revenues — same market basis	(4.7)%	0.5%		(5.8)%	0.0%

Net patient service revenue — professional services only (in thousands)	$52,574	$52,293		$105,479	$101,827

The following table summarizes key operating statistics of our results of operations for our international operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
International

Number of new cases

2-D cases	947	1,091		1,937	2,450

3-D cases	2,539	2,304		4,784	4,327

IMRT / IGRT cases	434	343		806	779

Total	3,920	3,738	4.9%	7,527	7,556	(0.4)%

International

Comparison of the Three Months Ended June 30, 2013 and 2012

MDLLC’s total revenues increased $2.2 million, or 10.8%, from $20.3 million to $22.5 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  Total revenue was positively impacted by $0.2 million of revenue from the start-up of a new Center in Argentina in August 2012, growth in treatments and an improvement in treatment mix from our November, 2011 acquisition in Argentina, growth in treatments and overall service mix improvements at our operations in Argentina, Mexico, and our hospital-based center in the Dominican Republic, and improved capitated pricing in Argentina, mitigated the impact of a greater depreciation in the Argentine Peso as compared to the same period in 2012.  Case growth increased by 182 or 4.9% during the quarter.  The trend toward more clinically-advanced treatments which require more time to complete continued during the quarter with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments vs. 2D treatments as compared to the same period in 2012.

Facility gross profit increased $1.4 million, or 12.8% from $10.7 million to $12.1 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  Facility-level gross profit as a percentage of total revenues increased to 53.7% from 52.8%. Margin growth resulted from additional cases, increased  IMRT cases, and additional capitated IMRT cases in Argentina, offset by higher depreciation and amortization relating to our continued growth and investment in Latin America as well as local inflation in Argentina.

Comparison of the Six Months Ended June 30, 2013 and 2012

MDLLC’s total revenues increased $2.7 million, or 6.7%, from $40.4 million to $43.1 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.  Total revenue was positively impacted by $0.3 million of revenue from the start-up of a new Center in Argentina in August 2012, growth in treatments and an improvement in treatment mix from our November, 2011 acquisition in Argentina, growth and service mix improvements in Mexico, and our hospital-based center in the Dominican Republic, and improved capitated pricing in Argentina, mitigated by the impact of a greater depreciation in the Argentine Peso versus the same period in 2012.  Case growth declined by 29 or 0.4% during the period.  The trend toward more clinically-advanced treatments which require more time to complete continued during the period with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments vs. 2D treatments as compared to the same period in 2012.

Facility gross profit increased $1.7 million, or 7.6% from $22.2 million to $23.9 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.  Facility-level gross profit as a percentage of total revenues increased to 55.4% from 55.0%. Margin growth resulted from additional IMRT cases, including additional capitated cases in Argentina, offset by higher depreciation and amortization relating to our continued growth and investment in Latin America, local inflation in Argentina, and higher facility rent expense and repairs maintenance and other expense.

The following table presents summaries of our results of operations for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Revenues:
Net patient service revenue	$175,847	98.7%	$178,499	99.0%
Other revenue	2,262	1.3	1,755	1.0

Total revenues	178,109	100.0	180,254	100.0

Expenses:
Salaries and benefits	99,687	56.0	95,166	52.8
Medical supplies	14,407	8.1	16,639	9.2
Facility rent expenses	10,675	6.0	9,925	5.5
Other operating expenses	10,997	6.2	9,961	5.5
General and administrative expenses	23,161	13.0	21,301	11.8
Depreciation and amortization	15,320	8.6	16,247	9.0
Provision for doubtful accounts	2,015	1.1	4,800	2.7
Interest expense, net	20,473	11.5	19,600	10.9
Gain on the sale of an interest in a joint venture	(1,460)	(0.8)	—	—
Early extinguishment of debt	—	—	4,473	2.5
Loss on foreign currency transactions	758	0.4	45	—
Loss (gain) on foreign currency derivative contracts	190	0.1	(374)	(0.2)

Total expenses	196,223	110.2	197,783	109.7

Loss before income taxes	(18,114)	(10.2)	(17,529)	(9.7)
Income tax expense	1,371	0.8	1,439	0.8

Net loss	(19,485)	(11.0)	(18,968)	(10.5)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(654)	(0.4)	(1,236)	(0.7)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(20,139)	(11.4)%	$(20,204)	(11.2)%

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues

Net patient service revenue. For the three months ended June 30, 2013 and 2012, net patient service revenue comprised 98.7% and 99.0%, respectively, of our total revenues.  In our net patient service revenue for the three months ended June 30, 2013 and 2012, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 29.5% and 29.0%, respectively, of our total revenues.

Other revenue. For the three months ended June 30, 2013 and 2012, other revenue comprised approximately 1.3% and 1.0%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues decreased by $2.2 million, or 1.2%, from $180.3 million for the three months ended June 30, 2012 to $178.1 million for the three months ended June 30, 2013. Total revenue was positively impacted by $6.4 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2012 and 2013 through the acquisition of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, North Carolina and the acquisition of physician radiation practices in Arizona and Florida, and the opening of one de novo center as follows:

Date	Sites	Location	Market	Type

August 2012	1	Latin America	International (Argentina)	De Novo

May 2013	3	Cape Coral / Ft. Myers / Bonita Springs — Florida	Lee County — Florida	Acquisition

May 2013	2	Naples — Florida	Collier County — Florida	Acquisition

June 2013	1	Casa Grande - Arizona	Central Arizona	Joint Venture Acquisition

Revenue from CMS for the 2013 PQRI program decreased approximately $0.4 million and revenues in our existing local markets and practices decreased by approximately $8.2 million.  The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2013 physician fee schedule, and treatment declines for prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. The decrease was partially offset by increased managed care pricing and organic growth.  We continue to see stable patient volumes for the period.

Expenses

Salaries and benefits. Salaries and benefits increased by $4.5 million, or 4.8%, from $95.2 million for the three months ended June 30, 2012 to $99.7 million for the three months ended June 30, 2013. Salaries and benefits as a percentage of total revenues increased from 52.8% for the three months ended June 30, 2012 to 56.0% for the three months ended June 30, 2013.  Additional staffing of personnel and physicians due to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, and North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013 contributed $4.0 million to our salaries and benefits. In June 2012, we implemented a new equity-incentive plan, which provided stock compensation of $0.2 million for the three months ended June 30, 2012 as compared to $2.9 million for the three months ended June 30, 2013.  For existing practices and centers within our local markets, salaries and benefits increased $3.2 million due increased salaries related to our physician liaison program and the expansion of our senior management team offset by decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies decreased by $2.2 million, or 13.4%, from $16.6 million for the three months ended June 30, 2012 to $14.4 million for the three months ended June 30, 2013. Medical supplies as a percentage of total revenues decreased from 9.2% for the three months ended June 30, 2012 to 8.1% for the three months ended June 30, 2013. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $1.0 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, and North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In our remaining practices and centers in existing local markets, medical supplies decreased by approximately $3.2 million as certain chemotherapy drugs are administered through hospital settings under physician practice arrangements. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $0.8 million, or 7.6%, from $9.9 million for the three months ended June 30, 2012 to $10.7 million for the three months ended June 30, 2013. Facility rent expenses as a percentage of total revenues increased from 5.5% for the three months ended June 30, 2012 to 6.0% for the three months ended June 30, 2013. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $0.7 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, and North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.1 million.

Other operating expenses. Other operating expenses increased by $1.0 million or 10.4%, from $10.0 million for the three months ended June 30, 2012 to $11.0 million for the three months ended June 30, 2013.  Other operating expense as a percentage of total revenues increased from 5.5% for the three months ended June 30, 2012 to 6.2% for the three months ended June 30, 2013.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $0.3 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, and North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. Approximately $0.6 million relates to equipment rental expense relating to the equipment refinancing closed in September 2012. In our remaining practices and centers in existing local markets other operating expenses increased approximately $0.1 million.

General and administrative expenses. General and administrative expenses increased by $1.9 million or 8.7%, from $21.3 million for the three months ended June 30, 2012 to $23.2 million for the three months ended June 30, 2013. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 11.8% for the three months ended June 30, 2012 to 13.0% for the three months ended June 30, 2013.  The net increase of $1.9 million in general and administrative expenses was due to an increase of approximately $0.4 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, and North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In addition there was an increase of approximately $0.3 million in litigation settlements with certain physicians, $0.3 million related to expenses for consulting services for the CMS 2013/2014 fee schedule,  $1.6 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, offset by a decrease of approximately $0.1 million relating to our rebranding initiatives and approximately $0.6 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization decreased by $0.9 million or 5.7%, from $16.2 million for the three months ended June 30, 2012 to $15.3 million for the three months ended June 30, 2013. Depreciation and amortization expense as a percentage of total revenues decreased from 9.0% for the three months ended June 30, 2012 to 8.6% for the three months ended June 30, 2013.  The change in depreciation and amortization was due to an increase of approximately $0.3 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, and North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.2 million offset by a decrease of approximately $0.9 million in amortization of our trade name and a decrease of approximately $0.5 million predominately due to the refinancing of certain medical equipment leases with a financial institution in September 2012 classified to prepaid rent.

Provision for doubtful accounts. The provision for doubtful accounts decreased by $2.8 million, or 58.0%, from $4.8 million for the three months ended June 30, 2012 to $2.0 million for the three months ended June 30, 2013.  The provision for doubtful accounts as a percentage of total revenues decreased from 2.7% for the three months ended June 30, 2012 to 1.1% for the three months ended June 30, 2013. We continue to reduce our provision for doubtful accounts as we made progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense as a percentage of total revenues.

Interest expense, net. Interest expense, increased by $0.9 million, or 4.5%, from $19.6 million for the three months ended June 30, 2012 to $20.5 million for the three months ended June 30, 2013. The increase is primarily attributable to an increase of approximately $2.4 million of interest as a result of the senior secured second lien notes issued in May 2012 of approximately $350.0 million and additional capital lease financing, offset by a decrease in our interest rate swap expense of approximately $1.0 million and the write-off of loan costs of approximately $0.5 million in May 2012.

Gain on the sale of an interest in a joint venture.  In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million, and recorded a  respective gain on the sale.

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

Loss on foreign currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   We maintain four foreign currency derivative contracts which mature on a quarterly basis. For the three months ended June 30, 2013 and 2012, the expiration of the June 28, 2013 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.2 million and a gain of approximately $0.4 million, respectively.

Income taxes.  Our effective tax rate was (7.6)% for the three months ended June 30, 2013 and (8.2)% for the three months ended June 30, 2012. The change in the effective rate for the second quarter of 2013 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.  On an absolute dollar basis, the expense for income taxes was $1.4 million for the three months ended June 30, 2013 and 2012.

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

Net loss. Net loss increased by $0.5 million, from $19.0 million in net loss for the three months ended June 30, 2012 to $19.5 million net loss for the three months ended June 30, 2013.  Net loss represents 10.5% of total revenues for the three months ended June 30, 2012 and 11.0% of total revenues for the three months ended June 30, 2013.

The following table presents summaries of our results of operations for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Revenues:
Net patient service revenue	$347,820	98.8%	$354,047	99.0%
Other revenue	4,266	1.2	3,652	1.0

Total revenues	352,086	100.0	357,699	100.0

Expenses:
Salaries and benefits	195,940	55.7	189,009	52.8
Medical supplies	30,249	8.6	32,099	9.0
Facility rent expenses	20,858	5.9	19,515	5.5
Other operating expenses	21,273	6.0	18,662	5.2
General and administrative expenses	43,896	12.5	40,983	11.5
Depreciation and amortization	30,491	8.7	31,443	8.8
Provision for doubtful accounts	5,090	1.4	9,861	2.8
Interest expense, net	40,417	11.5	37,155	10.4
Gain on the sale of an interest in a joint venture	(1,460)	(0.4)	—	—
Early extinguishment of debt	—	—	4,473	1.3
Loss on foreign currency transactions	802	0.2	94	—
Loss (gain) on foreign currency derivative contracts	242	0.1	220	0.1

Total expenses	387,798	110.2	383,514	107.4

Loss before income taxes	(35,712)	(10.2)	(25,815)	(7.4)
Income tax expense	3,150	0.9	1,549	0.4

Net loss	(38,862)	(11.1)	(27,364)	(7.8)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,018)	(0.3)	(2,389)	(0.7)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(39,880)	(11.4)%	$(29,753)	(8.5)%

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenues

Net patient service revenue. For the six months ended June 30, 2013 and 2012, net patient service revenue comprised 98.8% and 99.0%, respectively, of our total revenues.  In our net patient service revenue for the six months ended June 30, 2013 and 2012, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 30.0% and 28.5%, respectively, of our total revenues.

Other revenue. For the six months ended June 30, 2013 and 2012, other revenue comprised approximately 1.2% and 1.0%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues decreased by $5.6 million, or 1.6%, from $357.7 million for the six months ended June 30, 2012 to $352.1 million for the six months ended June 30, 2013. Total revenue was positively impacted by $20.1 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2012 and 2013 through the acquisition of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, North Carolina and the acquisition of physician radiation practices in Arizona, Florida, North Carolina and the opening of one de novo center and two hospital professional services arrangements transitioned to freestanding as follows:

Date	Sites	Location	Market	Type

February 2012	1	Asheville, North Carolina	Western North Carolina	Acquisition

March 2012	2	Broward County — Florida	Broward County — Florida	Transition from Hospital-based to freestanding

March 2012	1	Lakewood Ranch — Florida	Sarasota/Manatee Counties — Florida	Acquisition

August 2012	1	Latin America	International (Argentina)	De Novo

May 2013	3	Cape Coral / Ft. Myers / Bonita Springs — Florida	Lee County — Florida	Acquisition

May 2013	2	Naples — Florida	Collier County — Florida	Acquisition

June 2013	1	Casa Grande - Arizona	Central Arizona	Joint Venture Acquisition

Revenue from CMS for the 2013 PQRI program decreased approximately $1.2 million and revenues in our existing local markets and practices decreased by approximately $24.5 million.  The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2013 physician fee schedule, one less treatment day and treatment declines for prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. The decrease was partially offset by increased managed care pricing and organic growth.  We continue to see stable patient volumes for the period.

Expenses

Salaries and benefits. Salaries and benefits increased by $6.9 million, or 3.7%, from $189.0 million for the six months ended June 30, 2012 to $195.9 million for the six months ended June 30, 2013. Salaries and benefits as a percentage of total revenues increased from 52.8% for the six months ended June 30, 2012 to 55.7% for the six months ended June 30, 2013.  Additional staffing of personnel and physicians due to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, and North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013 contributed $11.3 million to our salaries and benefits. In June 2012, we implemented a new equity-incentive plan, which provided stock compensation of $3.0 million for the six months ended June 30, 2012 as compared to $0.3 million for the six months ended June 30, 2013.  For existing practices and centers within our local markets, salaries and benefits decreased $1.7 million due decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies decreased by $1.9 million, or 5.8%, from $32.1 million for the six months ended June 30, 2012 to $30.2 million for the six months ended June 30, 2013. Medical supplies as a percentage of total revenues decreased from 9.0% for the six months ended June 30, 2012 to 8.6% for the six months ended June 30, 2013. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $1.1 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, and North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In our remaining practices and centers in existing local markets, medical supplies decreased by approximately $3.0 million as certain chemotherapy drugs are administered through hospital settings under physician practice arrangements. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.3 million, or 6.9%, from $19.5 million for the six months ended June 30, 2012 to $20.8 million for the six months ended June 30, 2013. Facility rent expenses as a percentage of total revenues increased from 5.5% for the six months ended June 30, 2012 to 5.9% for the six months ended

June 30, 2013. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $1.5 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, and North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In March 2012 we paid approximately $0.4 million to terminate a lease for our Beverly Hills, California office we closed in March 2011. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.2 million.

Other operating expenses. Other operating expenses increased by $2.6 million or 14.0%, from $18.7 million for the six months ended June 30, 2012 to $21.3 million for the six months ended June 30, 2013.  Other operating expense as a percentage of total revenues increased from 5.2% for the six months ended June 30, 2012 to 6.0% for the six months ended June 30, 2013.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $1.0 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, and North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. Approximately $1.2 million relates to equipment rental expense relating to the equipment refinancing closed in September 2012. In our remaining practices and centers in existing local markets other operating expenses increased approximately $0.4 million.

General and administrative expenses. General and administrative expenses increased by $2.9 million or 7.1%, from $41.0 million for the six months ended June 30, 2012 to $43.9 million for the six months ended June 30, 2013. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 11.5% for the six months ended June 30, 2012 to 12.5% for the six months ended June 30, 2013.  The net increase of $2.9 million in general and administrative expenses was due to an increase of approximately $1.2 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, and North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In addition there was an increase of approximately $0.4 million in litigation settlements with certain physicians, $0.6 million related to expenses for consulting services for the CMS 2013/2014 fee schedule,  $2.1 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, offset by a decrease of approximately $1.4 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization decreased by $0.9 million or 3.0%, from $31.4 million for the six months ended June 30, 2012 to $30.5 million for the six months ended June 30, 2013. Depreciation and amortization expense as a percentage of total revenues decreased from 8.8% for the six months ended June 30, 2012 to 8.7% for the six months ended June 30, 2013.  The change in depreciation and amortization was due to an increase of approximately $1.2 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New York, and North Carolina, the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.6 million offset by a decrease of approximately $1.8 million in amortization of our trade name and a decrease of approximately $0.9 million predominately due to the refinancing of certain medical equipment leases with a financial institution in September 2012 classified to prepaid rent.

Provision for doubtful accounts. The provision for doubtful accounts decreased by $4.8 million, or 48.4%, from $9.9 million for the six months ended June 30, 2012 to $5.1 million for the six months ended June 30, 2013.  The provision for doubtful accounts as a percentage of total revenues decreased from 2.8% for the six months ended June 30, 2012 to 1.4% for the six months ended June 30, 2013. We continue to reduce our provision for doubtful accounts as we made progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense as a percentage of total revenues.

Interest expense, net. Interest expense, increased by $3.2 million, or 8.8%, from $37.2 million for the six months ended June 30, 2012 to $40.4 million for the six months ended June 30, 2013. The increase is primarily attributable to an increase of approximately $6.5 million of interest as a result of the senior secured second lien notes issued in May 2012 of approximately $350.0 million and additional capital lease financing, offset by a decrease in our interest rate swap expense of approximately $2.8 million and the write-off of loan costs of approximately $0.5 million in May 2012.

Gain on the sale of an interest in a joint venture.  In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million, and recorded a  respective gain on the sale.

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

Loss on foreign currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   We maintain four foreign currency derivative contracts which mature on a quarterly basis. For the six months ended June 30, 2013 and 2012, the expiration of the June 28, 2013 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.2 million.

Income taxes.  Our effective tax rate was (8.8)% for the six months ended June 30, 2013 and (6.0)% for the six months ended June 30, 2012. The change in the effective rate for the six months ended June 30, 2013 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses and the income tax benefit associated with the termination of the interest rate swap in the first quarter of 2012.  As a result, on an absolute dollar basis, the expense for income taxes changed by $1.6  million from the income tax expense of $1.5 million for the six months ended June 30, 2012 to an income tax expense of $3.1 million for the six months ended June 30, 2013.

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

Net loss. Net loss increased by $11.5 million, from $27.4 million in net loss for the six months ended June 30, 2012 to $38.9 million net loss for the six months ended June 30, 2013.  Net loss represents 7.8% of total revenues for the six months ended June 30, 2012 and 11.1% of total revenues for the six months ended June 30, 2013.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  35 of our 131 radiation treatment centers are located in Florida.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the six month periods ended June 30, 2012 and 2013 was $11.7 million and $3.6 million, respectively.

Net cash provided by operating activities decreased by $8.1 million from $11.7 million in the six month period ended June 30, 2012 to $3.6 million for the six month period ended June 30, 2013 predominately due to a decrease in cash flow due to the reductions in RVUs for many of our treatment codes effective with the 2013 physician fee schedule and increased interest costs. On May 10, 2012, we issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017. We used the proceeds to repay our existing senior secured revolving credit facility and the Term Loan B portion of our senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility, and to pay related fees and expenses. We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 40 days to 35 days.

Cash at June 30, 2013 held by our foreign subsidiaries was $6.0 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business. We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the six month periods ended June 30, 2012 and 2013 was $41.3 million and $45.6 million, respectively.

Net cash used in investing activities increased by $4.3 million from $41.3 million for the six month period ended June 30, 2012 to $45.6 million for the six month period ended June 30, 2013.  In 2013, net cash used in investing activities was impacted by approximately $0.1 million in cash paid for the assets of several physician practices in Arizona and North Carolina, and approximately $17.7 million in cash paid for the assets of five radiation oncology practices and a urology group located in Lee and Collier Counties in Southwest Florida in May 2013. In June 2013, we contributed our Casa Grande, Arizona radiation physician practice and approximately $5.0 million to purchase a 55.0% interest in a joint venture In June 2013, we funded an initial deposit of approximately $5.0 million into an escrow account for the initial deposit for the purchase of medical practices and is reflected as restricted cash on our balance sheet. In 2013, net cash used in investing activities was impacted by approximately $0.5 million in contribution of capital to an unconsolidated joint venture. In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island for approximately $1.5 million. During 2013, we entered into foreign exchange option contracts expiring on June 2014 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine Peso against the U.S. dollar. The cost of the option contracts, were approximately $0.2 million.

In 2012, net cash used in investing activities was impacted by approximately $0.9 million in cash paid for the assets of a radiation oncology practice and a urology group located in Asheville, North Carolina in February 2012 and approximately $21.9 million in cash paid for the assets of a radiation oncology practice and two urology groups located in Sarasota/Manatee counties in Southwest Florida in March 2012 and the purchase of affiliated integrated cancer care physician practices of approximately $0.6 million.   During 2012, we entered into foreign exchange option contracts expiring on June 2013 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine Peso against the U.S. dollar. The cost of the option contracts, was approximately $0.4 million.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six month period ended June 30, 2012 and 2013 was $47.9 million and $38.4 million, respectively.

Net proceeds from revolving credit facility during 2012 was predominately used for the purchase of the assets of a radiation oncology practice and two urology groups located in Sarasota/Manatee counties in Southwest Florida in March 2012.  Net proceeds from revolving credit facility during 2013 was predominately used to fund our acquisitions of medical practices in 2013 and for the initial deposit of approximately $5.0 million into an escrow account for the initial deposit for the purchase of medical practices and is reflected as restricted cash on our balance sheet.

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

We also had partnership distributions from non-controlling interests of approximately $2.0 million and $0.7 million in 2012 and 2013, respectively.

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

The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at June 30, 2013	Level at June 30, 2013

Maximum permitted first lien leverage ratio	<1.25 to 1.00	0.73 to 1.00

The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of June 30, 2013.

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

As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, we derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, we entered into a new master lease arrangement with the landlord on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. During 2011 the related party lessors completed construction of 2 properties. Upon completion we entered into a new master lease arrangement with the related party lessors for these 2 properties as well as an existing property. The initial term of the new master lease arrangement is 15 years with four 5 year renewal options.  Annual payments, including executory costs, total approximately $0.7 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. The amount of finance obligations related to properties that have not been derecognized as well as two properties under development as of June 30, 2013 and December 31, 2012 was $22.1 million and $17.2 million, respectively.

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

Acquisitions and Developments

The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,		Six Months Ended
	2011	2012	June 30, 2013
Treatment centers at beginning of period	95	127	126
Internally developed / reopened	1	2	1
Transitioned to freestanding	—	2	—
Internally (consolidated / closed / sold)	(5)	(3)	(2)
Acquired	33	2	6
Hospital-based / other groups	3	(2)	—
Hospital-based (ended / transitioned)	—	(2)	—

Treatment centers at period end	127	126	131

Number of regions at period end	9	9	9

Number of local markets at period end	28	28	28

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

On December 22, 2011, we acquired the interest in an operating entity which operates two radiation treatment centers in located in North Carolina, for approximately $6.3 million, including an earn-out provision of approximately $0.4 million contingent upon maintaining a certain level of patient volume. On April 16, 2012 we acquired certain additional assets utilized in one of the radiation oncology centers for approximately $0.4 million including an earn-out provision of approximately $0.4 million contingent upon maintaining a certain level of patient volume. The acquisition of the two radiation treatment centers further expands our presence into the eastern North Carolina market.

During 2011, we acquired the assets of several physician practices in Florida and the non-professional practice assets of several North Carolina physician practices for approximately $0.4 million. The physician practices provide synergistic clinical services to our patients in the respective markets in which we provide radiation therapy treatment services.

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

On May 25, 2013, we acquired the assets of 5 radiation oncology practices and a urology group located in Lee/Collier counties in Southwest Florida for approximately $28.5 million, comprised of $17.7 million in cash, seller financing note of approximately $2.1 million and assumed capital lease obligations of approximately $8.7 million. The acquisition of the 5 radiation treatment centers and the urology group further expands our presence into the Southwest Florida market and builds on our integrated cancer care model.

In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million.

In June 2013, we contributed our Casa Grande, Arizona radiation physician practice, ICC practice and approximately $5.0 million to purchase a 55.0% interest in a joint venture which included an additional radiation physician practice and an expansion of an integrated cancer care model that includes medical oncology, urology and dermatology.

During 2013, we acquired the assets of several physician practices in Arizona and North Carolina for approximately $0.1 million. The physician practices provide synergistic clinical services and an integrated cancer care service to our patients in the respective markets in which we provide radiation therapy treatment services.

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

In January 2012, we ceased provision of professional services at our Lee County — Florida hospital based treatment center.

In February 2012, we closed a radiation treatment facility in Owings Mills, Maryland.

In March 2012, we terminated our arrangement to provide professional services at a hospital in Seaford, Delaware.

In July 2012, we closed a radiation treatment facility in Monroe, Michigan, and we constructed a replacement de novo radiation treatment center in Troy, Michigan which opened for operation in February 2013.

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

In May 2013, we closed a radiation treatment facility in Lee County — Florida, as a result of the purchase of the 5 radiation oncology practices in Lee/Collier counties in Southwest Florida.

In June 2013, we entered into a “stalking horse” investment agreement to acquire OnCure Holdings, Inc. (together with its subsidiaries, “OnCure”) upon effectiveness of its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code for approximately$125.0 million, including $42.5 million in cash (plus covering certain expenses and subject to working capital adjustments) and up to $82.5 million in assumed debt. In addition, OnCure’s secured noteholders have executed a restructuring support agreement outlining their commitment to support the transaction. We funded an initial deposit of approximately $5.0 million into an escrow account and is reflected as restricted cash on our balance sheet.

The investment agreement constitutes a lead or “stalking horse” bid in a sale process being conducted in conjunction with OnCure’s reorganization.  As such, the acquisition of OnCure by RTSI remains subject to approval by the United States Bankruptcy Court for the District of Delaware and a subsequent auction process in which other interested buyers may submit competing bids for OnCure.  Completion of the transaction, which is expected to occur prior to the end of October 2013, remains subject to competing offers, approval by the United States Bankruptcy Court, and customary closing conditions.

OnCure operates radiation oncology treatment centers for cancer patients. It contracts with radiation oncology medical groups and their radiation oncologists through long-term management services agreements to offer cancer patients a comprehensive range of radiation oncology treatment options, including most traditional and next generation services. OnCure currently provides services to a network of 11 medical groups that treat cancer patients at its 34 radiation oncology treatment centers, making it one of the largest strategically located networks of radiation oncology service providers. OnCure has treatment centers located in California, Florida and Indiana, where it provides the medical groups with the use of the facilities and with certain clinical services of treatment center staff, and administers the non-medical business functions of the treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management and compliance, purchasing, information systems, accounting, human resource management and physician succession planning.

As of June 30, 2013, we have four additional de novo radiation treatment centers located in New York, Bolivia, Dominican Republic and Mexico. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

In July 2013, we purchased a company, which operates a radiation treatment center in Tijuana Mexico for approximately $1.6 million. The acquisition of this operating treatment center expands our presence in the international markets.

In July 2013, we purchased the remaining 38.0% interest in a joint venture radiation facility, located in Woonsocket, Rhode Island from our hospital partner for approximately $1.5 million.

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

During the six months ended June 30, 2013 and 2012, approximately 46%, of our U.S. domestic net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Goodwill and Other Intangible Assets

On July 8, 2013, the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program released its 2014 preliminary physician fee schedule.  The preliminary physician fee schedule proposes a 5% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provides a 60 day comment period and the final rule is expected in early November.  If the final rule maintains the current proposed rate reductions, we may record an impairment charge for goodwill and indefinite-lived intangibles assets. We expect the final ruling to be released in November, 2013. As a result our operating results could be materially impacted if the proposed rate decrease is implemented.

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

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2012, we determined that the valuation allowance was approximately $82.3 million, consisting of $70.3 million against federal deferred tax assets and $12.0 million against state deferred tax assets.  The valuation allowance increased approximately $36.8 million from $45.5 million in 2011. The valuation allowance remained unchanged at June 30, 2013.

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

New Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which amends ASC 740 to clarify balance sheet presentation requirements of unrecognized tax benefits. ASU 2013-11 is effective for us on January 1, 2014. We are currently assessing the impact of this guidance on our financial statements.

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

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of June 30, 2013, we have interest rate exposure on $-0- million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $-0- million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact our results of operations. We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. Since our acquisition of Medical Developers, each quarter we have entered into foreign exchange option contracts that expire in one year. We did not enter into a hedge during the quarter ended June 30, 2013 due to a combination of the volatility in the Argentine Peso and the cost and potential benefit of such hedge. Because our Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, the adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts in effect, which was approximately $0.4 million at June 30, 2013. With respect to a strengthening Argentine Peso against the U.S. dollar versus inflationary expectations, the estimated favorable impact on net income for an Argentine Peso that is 5%, 10% and 15% stronger than inflationary expectations, will be $0.1 million, $0.0 million and $0.2 million to our consolidated results, respectively, which includes the cost of the option contracts in effect. Under our foreign currency management program, we expect to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. We do not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. Our current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss on foreign currency derivative contracts on the condensed consolidated statements of operations and comprehensive loss. For six months ended June 30, 2013 and 2012, we incurred a loss of approximately $0.2 million relating to the fair market valuation of our foreign currency derivative program.

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

The Company has developed a specific action plan to address the material weakness noted above, and is taking actions to enhance the reliability and effectiveness of our control procedures.  We believe these are the appropriate steps necessary to remediate the material weakness relating to the valuation of goodwill.  However, certain of the corrective processes, procedures and controls, relate to annual controls that cannot be tested until our next goodwill impairment test, at October 1, 2013. Accordingly, we will continue to monitor the effectiveness of these processes, procedures and controls and will make any further changes we deem appropriate.

As of June 30, 2013, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, except to the extent set forth above in this Item 4, were effective as of June 30, 2013.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision.  The specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of June 30, 2013.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 48%, 48%, 45% and 46% of our U.S. domestic net patient service revenue for the years ended December 31, 2010, 2011, 2012 and for the six months ended June 30, 2013, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid payment. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. The Centers for Medicare & Medicaid Services (“CMS”) can change these schedules and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

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

In the proposed Medicare 2014 Physician Fee Schedule, CMS proposes to reduce payments for radiation oncology by 5 percent overall.  This reduction relates to (1) a cap on certain radiation oncology services at the OPD/ASC rate [-4%]; reductions to certain radiation oncology codes due to Medicare Economic Index (MEI) revisions [-2%]; and offsetting minor increases due to other aspects of the fee schedule [+1%].  Because the cap and MEI policies only apply to freestanding settings, the cut to freestanding centers is closer to 8%, while hospital-based radiation oncologists receive an increase in payment under the proposal.  CMS notes in the proposed rule, due to budget neutrality requirements relating to the MEI policy, the 2014 conversion factor is estimated to be $35.665 (assuming no SGR cuts), rather than the current 2013 conversion factor of $34.023.

Medicare reimbursement rates for all procedures under Medicare also are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the sustainable growth rate (“SGR”).  The CF was scheduled to decrease 24.9% as of January 1, 2011, but Congress delayed the scheduled cut until the end of 2011. The final Medicare 2012 Physician Fee Schedule, released by CMS on November 1, 2011, would have resulted in a reimbursement decrease of 27.4% as of January 1, 2012. However, Congress again delayed the implementation of this payment cut, first through February 29, 2012 under the Temporary Payroll Tax Cut Continuation Act of 2011, then through the end of 2012 under the Middle Class Tax Relief and Job Creation Act of 2012, and again through the end of 2013 under the American Taxpayer Relief Act. If future reductions are not suspended, and if a permanent “doc fix” is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at approximately 21%) will take effect on January 1, 2014.

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

A significant portion of our U.S. domestic patient volume is derived from government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. We anticipate the Health Care Reform Act will significantly affect how the healthcare industry operates in relation to Medicare, Medicaid and the insurance industry. The Health Care Reform Act contains a number of provisions, including those governing fraud and abuse, enrollment in federal healthcare programs, and reimbursement changes, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We can give no assurance that the Health Care Reform Act will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform would affect our business.

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

We have $811.9 million of total debt outstanding. Subject to the limits contained in the indenture governing our notes and our senior secured credit facilities, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

·                  making it more difficult for us to satisfy our obligations with respect to our debt;

·                  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

·                  requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

·                  increasing our vulnerability to general adverse economic and industry conditions;

·                  limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

·                  placing us at a disadvantage compared to other, less leveraged competitors; and

·                  increasing our cost of borrowing.

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

Over the past three years ended December 31, 2012, we have acquired 37 treatment centers and developed 4 treatment centers. When we acquire or develop additional treatment centers, we may:

·                  be unable to successfully operate the treatment centers;

·                  have difficulty integrating their operations and personnel;

·                  be unable to retain radiation oncologists or key management personnel;

·                  acquire treatment centers with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations;

·                  experience difficulties with transitioning or integrating the information systems of acquired treatment centers;

·                  be unable to contract with third-party payers or attract patients to our treatment centers; and/or

·                  experience losses and lower gross revenues and operating margins during the initial periods of operating our newly-developed treatment centers.

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

We have significant operations in foreign countries. Currently, we operate through 23 legal entities in Argentina, the Dominican Republic, Costa Rica, Guatemala, Mexico and El Salvador, in addition to our operations in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

·                  new and different legal and regulatory requirements in local jurisdictions, which may conflict with U.S. laws;

·                  local economic conditions;

·                  potential staffing difficulties and labor disputes;

·                  increased costs of transportation or shipping;

·                  credit risk and financial conditions of government, commercial and patient payers;

·                  risk of nationalization of private enterprises by foreign governments;

·                  potential imposition of restrictions on investments;

·                  potential declines in government and/or private payer reimbursement amounts for our services;

·                  potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

·                  foreign currency exchange restrictions and fluctuations; and

·                  local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.

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

Our international subsidiaries accounted for $43.1 million and $40.4 million or 12.3% and 11.3%, of our revenues for the six months ended June 30, 2013 and 2012, respectively.

Our financial results may suffer if we have to write-off goodwill or other intangible assets.

A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for approximately 56.6% and 56.4% of the total assets on our balance sheet as of June 30, 2013 and December 31, 2012, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations. For the year ended December 31, 2010, we wrote-off approximately $91.2 million in goodwill as a result of our annual impairment test and an additional $2.5 million as a result of closing certain radiation treatment centers. For the year ended December 31, 2011, we wrote-off approximately $360.6 million in goodwill, trade name, leasehold improvements and other investments as a result of our annual impairment testing of our goodwill and indefinite-lived intangible assets and rebranding initiatives relating to our trade name. For the year ended December 31, 2012, we wrote-off approximately $81.0 million in goodwill and leasehold improvements as a result of our interim impairment testing of our goodwill and indefinite-lived intangible assets.

On July 8, 2013, the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program released its 2014 preliminary physician fee schedule.  The preliminary physician fee schedule proposes a 5% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provides a 60 day comment period and the final rule is expected in early November.  If the final rule maintains the current proposed rate reductions, we may record an impairment charge for goodwill and indefinite-lived intangibles assets. We expect the final ruling to be released in November, 2013. As a result our operating results could be materially impacted if the proposed rate decrease is implemented.

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
2.1

Investment Agreement, dated as of June 22, 2013, among Radiation Therapy Services, Inc. and OnCure Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on June 26, 2013.

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

101

The following financial information from Radiation Therapy Services Holdings, Inc. Quarterly Report on Form 10-Q for the period June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2013 and December 31, 2012 (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012 (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (iv) Notes to Interim Condensed Consolidated Financial Statements.

+                                         Management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES HOLDINGS, INC.

Date: August 13, 2013
	By:	/s/ BRYAN J. CAREY
Bryan J. Carey
Chief Financial Officer