Form 10-Q
period 2013-09-30
Radiation Therapy Services Holdings, Inc.
filed 2013-11-14
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013.

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

Large accelerated filer ☐	Non-accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 1, 2013, we had outstanding 1,028 shares of Common Stock, par value $0.01 per share, which are 100% owned by Radiation Therapy Investments, LLC.

RADIATION THERAPY SERVICES HOLDINGS, INC.

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($5,830 and $3,320 related to VIEs)	$32,469	$15,410
Restricted cash	5,002	—
Accounts receivable, net ($12,879 and $10,155 related to VIEs)	97,337	86,869
Prepaid expenses ($621 and $473 related to VIEs)	7,898	6,043
Inventories ($686 and $411 related to VIEs)	4,647	3,897
Deferred income taxes ($6 and $0 related to VIEs)	981	540
Other ($56 and $6 related to VIEs)	8,445	7,429
Total current assets	156,779	120,188
Equity investments in joint ventures	684	575
Property and equipment, net ($17,944 and $20,271 related to VIEs)	217,575	221,050
Real estate subject to finance obligation	20,704	16,204
Goodwill ($23,933 and $18,929 related to VIEs)	503,908	485,859
Intangible assets, net ($3,350 and $1,296 related to VIEs)	30,816	35,044
Other assets ($6,040 and $8,050 related to VIEs)	38,097	43,381

Total assets	$968,563	$922,301
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($1,274 and $2,381 related to VIEs)	$38,030	$27,538
Accrued expenses ($3,135 and $3,622 related to VIEs)	63,974	46,401
Income taxes payable ($119 and $95 related to VIEs)	2,769	2,951
Current portion of long-term debt ($13 and $0 related to VIEs)	12,333	11,065
Current portion of finance obligation	298	287
Other current liabilities ($13 and $0 related to VIEs)	5,014	7,684
Total current liabilities	122,418	95,926
Long-term debt, less current portion ($29 and $0 related to VIEs)	837,810	751,303
Finance obligation, less current portion	22,089	16,905
Other long-term liabilities ($2,271 and $2,233 related to VIEs)	25,007	22,130
Deferred income taxes	5,055	6,202
Total liabilities	1,012,379	892,466
Noncontrolling interests - redeemable	15,933	11,368
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,028 shares authorized, issued and outstanding	—	—
Additional paid-in capital	650,680	651,907
Retained deficit	(703,312)	(638,023)
Accumulated other comprehensive loss, net of tax	(20,432)	(11,464)
Total Radiation Therapy Services Holdings, Inc. shareholder’s (deficit) equity	(73,064)	2,420
Noncontrolling interests - nonredeemable	13,315	16,047
Total (deficit) equity	(59,749)	18,467
Total liabilities and equity	$968,563	$922,301

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Net patient service revenue	$178,655	$165,385	$526,475	$519,432
Other revenue	2,385	2,131	6,651	5,783
Total revenues	181,040	167,516	533,126	525,215

Expenses:
Salaries and benefits	98,032	87,190	293,972	276,199
Medical supplies	15,917	15,686	46,166	47,785
Facility rent expenses	11,427	10,119	32,285	29,634
Other operating expenses	11,882	10,001	33,155	28,663
General and administrative expenses	24,936	19,076	68,832	60,059
Depreciation and amortization	16,059	16,697	46,550	48,140
Provision for doubtful accounts	3,767	5,425	8,857	15,286
Interest expense, net	21,952	20,027	62,369	57,182
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—
Early extinguishment of debt	—	—	—	4,473
Fair value adjustment of earn-out liability	—	1,261	—	1,261
Impairment loss	—	69,946	—	69,946
Loss on foreign currency transactions	364	140	1,166	234
Loss on foreign currency derivative contracts	67	786	309	1,006
Total expenses	204,403	256,354	592,201	639,868

Loss before income taxes	(23,363)	(88,838)	(59,075)	(114,653)
Income tax expense	1,699	1,705	4,849	3,254
Net loss	(25,062)	(90,543)	(63,924)	(117,907)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(347)	(842)	(1,365)	(3,231)

Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(25,409)	(91,385)	(65,289)	(121,138)
Other comprehensive loss:
Unrealized loss on derivative interest rate swap agreements	—	—	—	(333)
Unrealized loss on foreign currency translation	(4,228)	(2,109)	(9,817)	(5,129)

Other comprehensive loss	(4,228)	(2,109)	(9,817)	(5,462)

Comprehensive loss	(29,290)	(92,652)	(73,741)	(123,369)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	(25)	(717)	(516)	(2,797)

Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(29,315)	$(93,369)	$(74,257)	$(126,166)

See accompanying notes.

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands - unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(63,924)	$(117,907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	40,062	39,310
Amortization	6,488	8,830
Deferred rent expense	636	895
Deferred income taxes	(1,989)	(1,095)
Stock-based compensation	481	3,221
Provision for doubtful accounts	8,857	15,286
Loss on the sale / disposal of property and equipment	212	8
Gain on the sale of an interest in a joint venture	(1,460)	—
Amortization of termination of interest rate swap	—	958
Write-off of loan costs	—	525
Early extinguishment of debt	—	4,473
Termination of derivative interest rate swap agreements	—	(972)
Impairment loss	—	69,946
Loss on foreign currency transactions	137	17
Loss on foreign currency derivative contracts	309	1,006
Amortization of debt discount	703	608
Amortization of loan costs	4,128	4,065
Equity interest in net loss of joint ventures	425	681
Distribution received from unconsolidated joint ventures	—	9
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(25,578)	(18,852)
Income taxes payable	343	(2,541)
Inventories	(591)	(156)
Prepaid expenses	194	632
Accounts payable and other current liabilities	12,591	(4,069)
Accrued deferred compensation	1,019	1,009
Accrued expenses / other current liabilities	19,519	17,229
Net cash provided by operating activities	2,562	23,116
Cash flows from investing activities
Purchases of property and equipment	(25,109)	(24,179)
Acquisition of medical practices	(24,250)	(24,057)
Purchase of noncontrolling interest - non-redeemable	(1,509)	—
Restricted cash associated with initial deposit in the potential acquisition of medical practices	(5,002)	—
Proceeds from the sale of property and equipment	64	2,988
Loans to employees	(559)	(81)
Contribution of capital to joint venture entities	(542)	(497)
Proceeds from the sale of equity interest in a joint venture	1,460	—
Payment of foreign currency derivative contracts	(171)	(543)
Premiums on life insurance policies	(901)	(963)
Change in other assets and other liabilities	(53)	115
Net cash used in investing activities	(56,572)	(47,217)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $2.3 million and $1.7 million, respectively)	207,650	435,663
Principal repayments of debt	(133,917)	(376,087)
Repayments of finance obligation	(142)	(81)
Proceeds from noncontrolling interest holders — redeemable and non-redeemable	765	—
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(1,896)	(3,196)
Payments of loan costs	(1,359)	(14,437)
Net cash provided by financing activities	71,101	41,862
Effect of exchange rate changes on cash and cash equivalents	(32)	(4)
Net increase in cash and cash equivalents	17,059	17,757
Cash and cash equivalents, beginning of period	15,410	10,177
Cash and cash equivalents, end of period	$32,469	$27,934

continued

RADIATION THERAPY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosure of non-cash transactions
Finance obligation related to real estate projects	$5,337	$2,068

Capital lease obligations related to the purchase of equipment	$79	$5,618

Noncash dividend declared to noncontrolling interest	$140	$231

Noncash deconsolidation of noncontrolling interest	$9	$—

Property and equipment related to the North Broward Hospital District license agreement	$—	$4,260

Capital lease obligations related to the acquisition of medical practices	$8,748	$5,746

Seller financing promissory note related to the acquisition of medical practices	$2,097	$—

Seller liability payable related to the acquisition of a medical practice	$400	$—

Noncash contribution of capital by noncontrolling interest holders	$4,235	$—

Termination of prepaid services by noncontrolling interest holder	$2,551	$—

Issuance of notes payable relating to the earn-out liability in the acquisition of Medical Developers	$2,679	$—

Issuance of equity LLC units relating to the earn-out liability in the acquisition of Medical Developers	$705	$—

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

2.    Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

As of September 30, 2013 and December 31, 2012, the combined total assets included in the Company’s condensed consolidated balance sheet relating to the VIEs were approximately $71.3 million and $62.9 million, respectively.

As of September 30, 2013, the Company was the primary beneficiary of, and therefore consolidated, 23 VIEs, which operate 43 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the nine months ended September 30, 2013 and 2012 approximately 18.6% and 19.3% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative management agreements.

As of September 30, 2013, the Company also held equity interests in four VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $0.7 million and $0.6 million at September 30, 2013 and December 31, 2012, respectively, with ownership interests ranging between 28.5% and 45.0% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

The cost of revenues for the three months ended September 30, 2013 and 2012 are approximately $130.3 million and $118.8 million, respectively. The cost of revenues for the nine months ended September 30, 2013 and 2012 are approximately $381.7 million and $361.2 million, respectively.  The cost of revenues includes costs related to expenses incurred for the delivery of patient care.  These costs include salaries and benefits of physician, physicists, dosimetrists radiation technicians etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

New Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which amends ASC 740 to clarify balance sheet presentation requirements of unrecognized tax benefits. ASU 2013-11 is effective for the Company on January 1, 2014. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

3.    Stock-based compensation

2008 Equity-based incentive plans

Radiation Therapy Investments, LLC (“RT Investments”) adopted an equity-based incentive plan in February 2008 (“2008 Plan”), and authorized for issuance under the plan approximately 1,494,111 units of limited liability company interests consisting of 526,262 Class B Units and 967,849 Class C Units. The units are limited liability company interests and were available for issuance to the Company’s employees.  Effective as of June 11, 2012, RT Investments entered into the Third Amended and Restated Limited Liability Company Agreement (the “Amended LLC Agreement”).  The Amended LLC Agreement established new classes of equity units in RT Investments in the form of Class Management Equity Plan (“MEP”) Units, Class Executive Management Equity Plan (“EMEP”) Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of preferred units and Class A Units of RT Investments.  The Amended LLC Agreement also provides that any forfeited or repurchased Class EMEP Units may be reallocated by Dr.Daniel Dosoretz, in his sole discretion, for so long as he is Chief Executive Officer of the Company.  The Amended LLC Agreement provided for the cancellation of RT Investments’ existing Class B and Class C incentive equity units.

2012 Equity-based incentive plans

Effective as of June 11, 2012, RT Investments entered into the Amended LLC Agreement.  The Amended LLC Agreement established new classes of equity units (such new units, the “2012 Plan”) in RT Investments in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of Preferred units and Class A Units of RT Investments.  In addition to the Preferred Units and Class A Units of RT Investments, the Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units, and 100 Class G Units. As of September 30, 2013, there were 125,543 Class MEP Units, 24,072 Class EMEP Units and 100 Class G Units available for future issuance under the 2012 Plan.

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

The estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized as an expense in the Company’s consolidated financial statements over the requisite service period and in accordance with the vesting conditions of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if met or probable of being met. There was no stock-based compensation cost recorded in the period ended September 30, 2013 for the Class EMEP Units. The assumed forfeiture rate is based on an average historical forfeiture rate.

The Company recorded approximately $0.1 million and $0.2 million of stock-based compensation for the three months ended September 30, 2013 and 2012, respectively, and $0.5 million and $3.2 million of stock-based compensation for the nine months ended September 30, 2013 and 2012, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss.

The summary of activity under the 2012 Plan is presented below:

2012 Plan	Class MEP Units Outstanding	Weighted- Average Grant Date Fair Value	Class EMEP Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2012	349,356	$3.32	90,743	$38.94
Units granted	4,545	0.93	—	—
Units forfeited	(45,546)	3.32	(14,815)	38.94
Units vested	(22,460)	3.00	—	—
Nonvested balance at end of period September 30, 2013	285,895	$3.31	75,928	$38.94

As of September 30, 2013, there was approximately $0.3 million, and $2.8 million of total unrecognized compensation expense related to the MEP Units, and EMEP Units, respectively. These costs are expected to be recognized over a weighted-average period of 0.56 years for MEP Units. The Class EMEP Units will be recognized upon an implied equity value threshold during the contractual life of the Class EMEP Units, which is not probable of achievement at September 30, 2013.

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

4.    Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive loss is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company’s foreign currency translation of its operations in Latin America, Central America and the Caribbean. The impact of the unrealized loss increased accumulated other comprehensive loss on a consolidated basis by approximately $9.0 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively. There were no reclassifications from other comprehensive income into earnings for the periods presented.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency
	Translation Adjustments
	Radiation Therapy Services	Noncontrolling	Other
Quarter to date	Holdings, Inc. Shareholder	Interests	Comprehensive Loss
(in thousands):
As of June 30, 2013	$(16,526)	$(1,854)	$(5,589)
Other Comprehensive loss	(3,906)	(322)	(4,228)
As of September 30, 2013	$(20,432)	$(2,176)	$(9,817)

	Foreign Currency
	Translation Adjustments
	Radiation Therapy Services	Noncontrolling	Other
Year to date	Holdings, Inc. Shareholder	Interests	Comprehensive Loss
(in thousands):
As of December 31, 2012	$(11,464)	$(1,327)
Other Comprehensive loss	(8,968)	(849)	$(9,817)
As of September 30, 2013	$(20,432)	$(2,176)	$(9,817)

5.    Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s consolidated balance sheets. The noncontrolling interests are not redeemable at September 30, 2013 and December 31, 2012 and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurrence at September 30, 2013. Accordingly, the noncontrolling interests are measured at their carrying value at September 30, 2013 and December 31, 2012.

The following table presents changes in total equity for the respective periods (in thousands):

	Radiation Therapy Services Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2012	$2,420	$16,047	$18,467	$11,368
Net (loss) income	(65,289)	1,681	(63,608)	(316)
Other comprehensive loss from foreign currency translation	(8,968)	(827)	(9,795)	(22)
Proceeds from noncontrolling interest holders	—	—	—	765
Deconsolidation of noncontrolling interest	(9)	9	—	—
Noncash contribution of capital by noncontrolling interest holders	—	—	—	4,235
Issuance of equity LLC units relating to earn-out liability	705	—	705	—
Purchase of noncontrolling interest - non-redeemable	(2,404)	895	(1,509)	—
Termination of prepaid services by noncontrolling interest holder	—	(2,551)	(2,551)	—
Stock-based compensation	481	—	481	—
Distributions	—	(1,939)	(1,939)	(97)
Balance, September 30, 2013	$(73,064)	$13,315	$(59,749)	$15,933

Balance, December 31, 2011	$159,873	$17,421	$177,294	$12,728
Net (loss) income	(121,138)	2,413	(118,725)	818
Other comprehensive loss from unrealized gain on interest rate swap agreements	(333)	—	(333)	—
Other comprehensive loss from foreign currency translation	(4,695)	(295)	(4,990)	(139)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	958	—	958	—
Stock-based compensation	3,221	—	3,221	—
Distributions	—	(2,837)	(2,837)	(590)
Balance, September 30, 2012	$37,886	$16,702	$54,588	$12,817

Redeemable equity securities with redemption features that are not solely within the Company’s control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. In the unlikely event that a redeemable equity security will require redemption, any subsequent adjustments to the initially recorded amount will be recognized in the period that a redemption becomes probable. Contingent redemption events vary by joint venture and generally include either the holder’s discretion or circumstances jeopardizing: the joint ventures’ ability to provide services, the joint ventures’ participation in Medicare, Medicaid, or other third party reimbursement programs, the tax-exempt status of minority shareholders, and violation of federal statutes, regulations, ordinances, or guidelines. Amounts required to redeem noncontrolling interests are based on either fair value or a multiple of trailing financial performance. These amounts are not limited.

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

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact the Company’s results from operations.  The Company is exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at the Company’s Latin American operations and purchases of goods and services in foreign currencies.   The Company enters into foreign exchange option contracts to convert a significant portion of the Company’s forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a potential weakening Argentine Peso against the U.S. dollar. Because the Company’s Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $0.3 million in aggregate at inception of the contracts. Under the Company’s foreign currency management program, the Company expects to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. Currently, the Company is targeting to cover approximately 70% of its forecasted Latin American operating income over the next twelve months through the use of forward contracts and other derivatives with the actual percentage determined by management based on the changing exchange rate environment. The Company does not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on foreign currency derivative contracts on the condensed consolidated statements of operations and comprehensive loss.  For the nine months ended September 30, 2013 and 2012, the Company incurred a loss of approximately $0.3 million and $1.0 million, respectively relating to the change in fair market value of its foreign currency derivatives.  The fair value of the foreign currency derivative is recorded in other current assets in the accompanying condensed consolidated balance sheet.  At September 30, 2013 and December 31, 2012, the fair value of the foreign currency derivative was approximately $0.2 million and $0.3 million, respectively.

The following represents the current foreign currency derivative agreements as of September 30, 2013 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value

Foreign currency derivative Argentine Peso to U.S. dollar	$1,250	December 31, 2013	$127	$83
Foreign currency derivative Argentine Peso to U.S. dollar	1,250	March 31, 2014	171	98
	$2,500		$298	$181

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

In accordance with ASC 820, the fair value of the Term Loan portion of the senior secured credit facility (“Term Facility”), the 8 7/8% Senior Secured Second Lien Notes due 2017, and the 9 7/8% Senior Subordinated Notes due 2017 was based on prices quoted from third-party financial institutions (Level 2). At September 30, 2013, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$90.0 million senior secured credit facility - (Term Facility)	$87,975	$87,810

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$347,375	$348,839

$380.1 million Senior Subordinated Notes due April 15, 2017	$274,587	$377,478

At December 31, 2012, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$344,750	$348,577

$376.3 million Senior Subordinated Notes due April 15, 2017	$265,256	$374,461

As of September 30, 2013 and December 31, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis including interest rate swap agreements and foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.  The carrying values of the Company’s long-term debt other than Senior Subordinated Notes and Senior Secured Second Lien Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.  There have been no transfers between levels of valuation hierarchies for the nine months ended September 30, 2013 and 2012.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of September 30, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
(in thousands):	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets
Foreign currency derivative contracts	$181	$—	$181	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets
Foreign currency derivative contracts	$319	$—	$319	$—

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

8.  Impairment of goodwill and long-lived assets

On July 8, 2013, the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program released its 2014 preliminary physician fee schedule.  The preliminary physician fee schedule proposes a 5% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provides a 60 day comment period and the final rule is expected in late November.  If the final rule maintains the current proposed rate reductions, the Company may record an impairment charge for goodwill and indefinite-lived intangibles assets. The Company expects the final ruling to be released in late November, 2013. As a result the Company’s operating results could be materially impacted if the proposed rate decrease is implemented.

2012

On November 1, 2012, CMS released its final rule on the 2013 physician fee schedule which provided for a 7% rate reduction on Medicare payments to freestanding radiation oncology providers effective January 1, 2013. The Company completed an interim impairment test for goodwill and indefinite-lived intangible assets based on the Company’s estimate of the proposed CMS cuts at September 30, 2012. In performing this test, the Company assessed the implied fair value of its goodwill. It was determined that the implied fair value of goodwill was less than the carrying amount, and as a result the Company recorded an impairment charge for the quarter ended September 30, 2012. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that would be recognized in a hypothetical business combination. The estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company’s reporting units, the Company’s management determined that the carrying value of goodwill in certain U.S. Domestic markets, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central Southeast United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida regions exceeded their fair value.  Accordingly, the Company recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $69.8 million in the consolidated statement of operations and comprehensive loss during the quarter ended September 30, 2012. In addition, during the third quarter of 2012, an impairment loss of approximately $0.1 million, reported in impairment loss on the condensed consolidated statements of operations and comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in Monroe, Michigan in the Northeast U.S. region.

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

The Company’s effective rate was (8.2)% and (2.8)%  for the nine months ended September 30, 2013 and 2012, respectively. The change in the effective rate for the third quarter of 2013 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses and the income tax benefit associated with the termination of the interest rate swap in the first quarter of 2012. The Company’s relative mix of earnings for the third quarter of 2012 was impacted by the recording of a noncash impairment charge in the U.S. Domestic reporting segment of $69.8 million. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense in the third quarter of fiscal 2013 is primarily due to the non-US tax expense associated with foreign subsidiaries.

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

The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-US affiliates and associated companies that have been reinvested indefinitely. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded in approximately $8.7 million. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2006 through 2012 are subject to examination. The Company closed a Federal income tax audit for the tax year 2009 during the third quarter of 2013. The Company closed the New York State audit for tax years 2006 through 2008 during the first quarter of 2013.

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

The following unaudited pro forma financial information is presented as if the purchase of the Sarasota/Manatee practices had occurred at the beginning of the period presented. The pro forma financial information is not necessarily indicative of what the Company’s results of operations actually would have been had the Company completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined company:

Nine months ended
September 30,
(in thousands):	2012

Pro forma total revenues	$531,111

Pro forma net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	(120,625)

The operations of the foregoing acquisition has been included in the accompanying condensed consolidated statements of comprehensive loss from the date of acquisition.

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

On May 25, 2013, the Company acquired the assets of 5 radiation oncology practices and a urology group located in Lee/Collier counties in Southwest Florida for approximately $28.5 million, comprised of $17.7 million in cash, seller financing note of approximately $2.1 million and assumed capital lease obligations of approximately $8.7 million. The acquisition of the 5 radiation treatment centers and the urology group further expands the Company’s presence into the Southwest Florida market and builds on its integrated cancer care model. The provisional allocation of the purchase price, subject to working capital adjustments and finalization of intangible asset values, is to tangible assets of $10.4 million, intangible assets including non-compete agreements of $1.9 million amortized over five years, and goodwill of $16.2 million, which is all deductible for tax purposes. Pro forma results and other expanded disclosures prescribed by ASC 805, Business Combinations, have not been presented as this acquisition is not deemed material.

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

During 2013, the Company acquired the assets of several physician practices in Arizona, North Carolina, and New Jersey for approximately $0.1 million. The physician practices provide synergistic clinical services and an integrated cancer care service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price is to tangible assets of $0.1 million.

In June 2013, the Company entered into a “stalking horse” investment agreement to acquire OnCure Holdings, Inc. (together with its subsidiaries, “OnCure”) upon effectiveness of its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code for approximately $125.0 million, including $42.5 million in cash (plus covering certain expenses and subject to working capital adjustments) and up to $82.5 million in assumed debt ($7.5 million of assumed debt will be released assuming certain OnCure centers achieve a minimum level of EBITDA).  The Company funded an initial deposit of approximately $5.0 million into an escrow account and is reflected as restricted cash on the Company’s balance sheet as of September 30, 2013.

On October 25, 2013, the Company completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from the Company’s senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions.

OnCure operates radiation oncology treatment centers for cancer patients. It contracts with radiation oncology physician groups and their radiation oncologists through long-term management services agreements to offer cancer patients a comprehensive range of radiation oncology treatment options, including most traditional and next generation services. OnCure provides services to a network of 11 physician groups that treat cancer patients at its 33 radiation oncology treatment centers, making it one of the largest strategically located networks of radiation oncology service providers. OnCure has treatment centers located in California, Florida and Indiana, where it provides the physician groups with the use of the facilities and with certain clinical services of treatment center staff, and administers the non-medical business functions of the treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management and compliance, purchasing, information systems, accounting, human resource management and physician succession planning.

The Company believes that the acquisition of OnCure offers the potential for substantial strategic and financial benefits. The transaction will enhance the Company’s scale, increasing the number of radiation centers by over 25%.  It will provide opportunity for the Company to leverage its infrastructure and footprint to achieve significant operating synergies. In addition, it will broaden and deepen the Company’s ability to offer advanced cancer care to patients throughout the U.S. and offers significant expansion opportunity for integrated cancer care model across the combined Company’s portfolio.

The Company will account for the acquisition of OnCure under ASC 805, Business Combinations. Oncure’s results of operations will be included in the consolidated financial statements for periods ending after October 25, 2013, the acquisition date. Given the date of the acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed which is in process. The Company anticipates providing a preliminary purchase price allocation, qualitative description of factors that make up goodwill to be recognized, and supplemental pro forma financial information for the fourth quarter ended December 31, 2013.

11. Accrued Expenses

Accrued expenses consist of the following (in thousands):

(in thousands):	September 30, 2013	December 31, 2012
Accrued payroll and payroll related deductions and taxes	$13,666	$17,812
Accrued compensation arrangements	15,175	11,409
Accrued interest	28,879	12,196
Accrued other	6,254	4,984
Total accrued expenses	$63,974	$46,401

12. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
$140.0 million revolving credit facility with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	—	7,500

$90.0 million senior secured credit facility - (Term Facility) with interest rates at LIBOR (with a minimum rate of 1.0%) or prime (with a minimum rate of 2.0%) plus applicable margin (6.5% for LIBOR Loans and 5.50% for Base Rate Loans) , secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	87,810	—

$100.0 million senior secured credit facility - (Revolver Credit Facility) with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	—	—

$350.0 million Senior Secured Second Lien Notes due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	348,839	348,577

$380.1 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	377,478	374,461

Various other notes payable with average interest rate of 18.4% due through September 2016	4,129	3,753

Seller financing promissory notes with average interest rate of 6.21% due through December 2013	500	2,093

Seller financing promissory notes with average interest rate of 6.0% due through May 2018	2,140	—

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 8.5%, due at various maturity dates through March 2022	29,247	25,984
	850,143	762,368
Less current portion	(12,333)	(11,065)
	$837,810	$751,303

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

In March 2011, Radiation Therapy Services, Inc. (“RTS”), a wholly owned subsidiary of the Company, issued to DDJ Capital Management, LLC, $50 million in aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2017. The proceeds of $48.5 million were used (i) to fund the Company’s acquisition of all of the outstanding membership units of Medical Developers LLC (“MDLLC”) and substantially all of the interests of MDLLC’s affiliated companies (the “MDLLC Acquisition”), not then controlled by the Company and (ii) to fund transaction costs associated with the MDLLC Acquisition. On August 22, 2013, RTS issued $3.8 million of   9 7/8% Senior Subordinated Notes due 2017 to Alejandro Dosoretz pursuant to the terms of an Earnout Agreement relating to the MDLLC Acquisition.

Senior Secured Second Lien Notes

On May 10, 2012, the Company issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017 (the “Secured Notes”).

The Secured Notes were issued pursuant to an indenture, dated May 10, 2012 (the “Secured Notes Indenture”), among RTS, the guarantors signatory thereto and Wilmington Trust, National Association. The Secured Notes are senior secured second lien obligations of RTS and are guaranteed on a senior secured second lien basis by RTS, and each of RTS’ domestic subsidiaries to the extent such guarantor is a guarantor of RTS’ obligations under the Revolving Credit Facility (as defined below).

Interest is payable on the Secured Notes on each May 15 and November 15, commencing November 15, 2012. RTS may redeem some or all of the Secured Notes at any time prior to May 15, 2014 at a price equal to 100% of the principal amount of the Secured Notes redeemed plus accrued and unpaid interest, if any, and an applicable make-whole premium. On or after May 15, 2014, RTS may redeem some or all of the Secured Notes at redemption prices set forth in the Secured Notes Indenture. In addition, at any time prior to May 15, 2014, RTS may redeem up to 35% of the aggregate principal amount of the Secured Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

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

RTS used the proceeds to repay its existing senior secured revolving credit facility of approximately $63.0 million and the Term Loan B portion of approximately $265.4 million, of its senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility described below, and to pay related fees and expenses. Any remaining net proceeds were used for general corporate purposes. RTS incurred approximately $14.4 million in transaction fees and expenses, including legal, accounting and other fees and expenses associated with the offering, and the initial purchasers’ discount of $1.7 million.

Amended and Restated Credit Agreement

On May 10, 2012, RTS entered into the Credit Agreement (the “Credit Agreement”) among RTS, as borrower, the Company, Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto. On August 28, 2013, RTS entered into an Amendment Agreement (the “Amendment Agreement”) to the credit agreement among RTS, the Company, the institutions from time to time party thereto as lenders, the Administrative Agent named therein and the other agents and arrangers named therein, dated as of May 10, 2012 (the “Original Credit Agreement” and, as amended and restated by the Amendment Agreement, the “Credit Agreement”).  Pursuant to the terms of the Amendment Agreement the amendments to the Original Credit Agreement became effective on August 29, 2013.

The Credit Agreement provides for credit facilities consisting of (i) a $90 million term loan facility (the “Term Facility”) and (ii) a revolving credit facility provided for up to $100 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Facility, the “Credit Facilities”).  The Term Facility and the Revolving Credit Facility each have a maturity date of October 15, 2016.

Loans under the Revolving Credit Facility and the Term Facility are subject to the following interest rates:

(a) for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to (i) a floating index rate per annum equal to (A) the rate per annum determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period appearing on Reuters Screen LIBOR01 Page as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (B) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D) (provided that solely with respect to loans under the Term Facility, such floating index rate shall not be less than 1.00% per annum), plus (ii) an applicable margin (A) based upon a total leverage pricing grid for loans under the Revolving Credit Facility or (B) equal to 6.50% per annum for loans under the Term Facility; and

(b) for loans which are base rate loans, at a rate per annum equal to (i) a floating index rate per annum equal to the greatest of (A) the Administrative Agent’s prime lending rate at such time, (B) the overnight federal funds rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar loan with a one-month interest period commencing on such day plus 1.00% (provided that solely with respect to loans under the Term Facility, such floating index rate shall not be less than 2.00% per annum), plus (ii) an applicable margin (A) based upon a total leverage pricing grid for loans under the Revolving Credit Facility or (B) equal to 5.50% per annum for loans under the Term Facility.

RTS will pay certain recurring fees with respect to the Credit Facilities, including (i) fees on the unused commitments of the lenders under the Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of RTS and certain of its subsidiaries to:  incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of RTS’ subsidiaries to make distributions, advances and asset transfers.  In addition, as of the last business day of each month, RTS will be required to maintain a certain minimum amount of unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility of not less than $15.0 million.

The Credit Agreement contains customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross default to other material indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation and a change of control.

The obligations of RTS under the Credit Facilities are guaranteed by the Company and certain direct and indirect wholly-owned domestic subsidiaries of RTS.

The Credit Facilities and certain interest rate protection and other hedging arrangements provided by lenders under the Credit Facilities or its affiliates are secured on a first priority basis by security interests in substantially all of RTS’ and each guarantor’s tangible and intangible assets (subject to certain exceptions).

The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at September 30, 2013		Level at September 30, 2013
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$124.2 million

The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of September 30, 2013.

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

Financial information by geographic segment is as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Total revenues:
U.S Domestic	$156,459	$146,881	$465,402	$464,164
International	24,581	20,635	67,724	61,051
Total	$181,040	$167,516	$533,126	$525,215

Facility gross profit:
U.S. Domestic	$37,424	$37,754	$114,183	$130,842
International	13,350	11,005	37,242	33,218
Total	$50,774	$48,759	$151,425	$164,060

Depreciation and amortization:
U.S. Domestic	$14,977	$15,714	$43,316	$45,224
International	1,082	983	3,234	2,916
Total	$16,059	$16,697	$46,550	$48,140

	September 30, 2013	December 31, 2012
Total assets:
U.S. Domestic	$827,986	$780,691
International	140,577	141,610
Total	$968,563	$922,301

Property and equipment:
U.S. Domestic	$200,351	$204,012
International	17,224	17,038
Total	$217,575	$221,050

Capital expenditures: *
U.S. Domestic	$22,136	$32,660
International	3,052	5,297
Total	$25,188	$37,957

* includes capital lease obligations related to capital expenditures

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$455,130	$435,331
International	79,594	85,572
Total	$534,724	$520,903

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Facility gross profit	$50,774	$48,759	$151,425	$164,060
Less:
General and administrative expenses	24,936	19,076	68,832	60,059
General and administrative salaries	20,240	16,999	61,976	57,811
General and administrative depreciation and amortization	2,811	3,937	8,451	11,455
Provision for doubtful accounts	3,767	5,425	8,857	15,286
Interest expense, net	21,952	20,027	62,369	57,182
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—
Early extinguishment of debt	—	—	—	4,473
Fair value adjustment of earn-out liability	—	1,261	—	1,261
Impairment loss	—	69,946	—	69,946
Foreign currency transaction loss	364	140	1,166	234
Loss on foreign currency derivative contracts	67	786	309	1,006
Loss before income taxes	$(23,363)	$(88,838)	$(59,075)	$(114,653)

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

CONSOLIDATING BALANCE SHEETS (UNAUDITED)

as of September 30, 2013

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$145	$110	$21,754	$10,460	$—	$32,469
Restricted cash	—	5,002	—	—	—	5,002
Accounts receivable, net	—	—	50,920	46,417	—	97,337
Intercompany receivables	2,153	—	77,943	—	(80,096)	—
Prepaid expenses	—	102	7,076	720	—	7,898
Inventories	—	—	3,829	818	—	4,647
Deferred income taxes	(68)	(2,699)	3,020	728	—	981
Other	—	180	8,200	65	—	8,445
Total current assets	2,230	2,695	172,742	59,208	(80,096)	156,779
Equity investments in joint ventures	(76,723)	788,085	101,426	51	(812,155)	684
Property and equipment, net	—	—	181,593	35,982	—	217,575
Real estate subject to finance obligation	—	—	20,704	—	—	20,704
Goodwill	—	—	430,162	73,746	—	503,908
Intangible assets, net	—	—	12,035	18,781	—	30,816
Other assets	—	19,363	12,642	6,092	—	38,097
Intercompany note receivable	—	3,850	643	—	(4,493)	—
Total assets	$(74,493)	$813,993	$931,947	$193,860	$(896,744)	$968,563
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$446	$30,626	$6,958	$—	$38,030
Intercompany payables	—	58,709	—	21,387	(80,096)	—
Accrued expenses	—	28,732	27,204	8,038	—	63,974
Income taxes payable	(1,273)	1,586	874	1,582	—	2,769
Current portion of long-term debt	—	—	8,853	3,480	—	12,333
Current portion of finance obligation	—	—	298	—	—	298
Other current liabilities	—	—	3,863	1,151	—	5,014
Total current liabilities	(1,273)	89,473	71,718	42,596	(80,096)	122,418
Long-term debt, less current portion	—	814,127	22,491	1,192	—	837,810
Finance obligation, less current portion	—	—	22,089	—	—	22,089
Other long-term liabilities	—	—	18,450	6,557	—	25,007
Deferred income taxes	(156)	(12,884)	15,958	2,137	—	5,055
Intercompany note payable	—	—	—	4,493	(4,493)	—
Total liabilities	(1,429)	890,716	150,706	56,975	(84,589)	1,012,379
Noncontrolling interests—redeemable	—	—	—	—	15,933	15,933
Total Radiation Therapy Services Holdings, Inc. shareholder’s (deficit) equity	(73,064)	(76,723)	781,241	136,885	(841,403)	(73,064)
Noncontrolling interests—nonredeemable	—	—	—	—	13,315	13,315
Total (deficit) equity	(73,064)	(76,723)	781,241	136,885	(828,088)	(59,749)
Total liabilities and (deficit) equity	$(74,493)	$813,993	$931,947	$193,860	$(896,744)	$968,563

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended September 30, 2013

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$112,729	$65,926	$—	$178,655
Other revenue	—	—	2,302	176	—	2,478
(Loss) income from equity investment	(29,180)	(8,402)	(3,438)	4	40,923	(93)
Intercompany revenue	—	252	18,972	—	(19,224)	—
Total revenues	(29,180)	(8,150)	130,565	66,106	21,699	181,040
Expenses:
Salaries and benefits	135	—	72,027	25,870	—	98,032
Medical supplies	—	—	12,562	3,355	—	15,917
Facility rent expenses	—	—	9,408	2,019	—	11,427
Other operating expenses	—	—	7,959	3,923	—	11,882
General and administrative expenses	—	309	19,823	4,804	—	24,936
Depreciation and amortization	—	—	13,901	2,158	—	16,059
Provision for doubtful accounts	—	—	2,410	1,357	—	3,767
Interest expense, net	—	20,538	845	569	—	21,952
Loss on foreign currency transactions	—	—	—	364	—	364
Loss on foreign currency derivative contracts	—	67	—	—	—	67
Intercompany expenses	—	—	—	19,224	(19,224)	—
Total expenses	135	20,914	138,935	63,643	(19,224)	204,403
(Loss) income before income taxes	(29,315)	(29,064)	(8,370)	2,463	40,923	(23,363)
Income tax expense	—	116	—	1,583	—	1,699
Net (loss) income	(29,315)	(29,180)	(8,370)	880	40,923	(25,062)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(347)	(347)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(29,315)	(29,180)	(8,370)	880	40,576	(25,409)
Unrealized comprehensive loss:	—	—	—	(4,228)	—	(4,228)
Comprehensive loss	(29,315)	(29,180)	(8,370)	(3,348)	40,923	(29,290)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(25)	(25)
Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(29,315)	$(29,180)	$(8,370)	$(3,348)	$40,898	$(29,315)

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Nine Months Ended September 30, 2013

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$340,692	$185,783	$—	$526,475
Other revenue	—	—	6,828	248	—	7,076
(Loss) income from equity investment	(73,776)	(13,636)	(6,577)	11	93,553	(425)
Intercompany revenue	—	627	57,587	—	(58,214)	—
Total revenues	(73,776)	(13,009)	398,530	186,042	35,339	533,126
Expenses:
Salaries and benefits	481	—	222,099	71,392	—	293,972
Medical supplies	—	—	38,308	7,858	—	46,166
Facility rent expenses	—	—	27,011	5,274	—	32,285
Other operating expenses	—	—	22,528	10,627	—	33,155
General and administrative expenses	—	948	55,329	12,555	—	68,832
Depreciation and amortization	—	—	40,385	6,165	—	46,550
Provision for doubtful accounts	—	—	5,403	3,454	—	8,857
Interest expense, net	—	59,356	2,302	711	—	62,369
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss on foreign currency transactions	—	—	—	1,166	—	1,166
Loss on foreign currency derivative contracts	—	309	—	—	—	309
Intercompany expenses	—	—	—	58,214	(58,214)	—
Total expenses	481	60,613	411,905	177,416	(58,214)	592,201
(Loss) income before income taxes	(74,257)	(73,622)	(13,375)	8,626	93,553	(59,075)
Income tax expense	—	154	—	4,695	—	4,849
Net (loss) income	(74,257)	(73,776)	(13,375)	3,931	93,553	(63,924)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,365)	(1,365)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(74,257)	(73,776)	(13,375)	3,931	92,188	(65,289)
Unrealized comprehensive loss:	—	—	—	(9,817)	—	(9,817)
Comprehensive loss	(74,257)	(73,776)	(13,375)	(5,886)	93,553	(73,741)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(516)	(516)
Comprehensive loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(74,257)	$(73,776)	$(13,375)	$(5,886)	$93,037	$(74,257)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2013

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(74,257)	$(73,776)	$(13,375)	$3,931	$93,553	$(63,924)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	34,971	5,091	—	40,062
Amortization	—	—	5,414	1,074	—	6,488
Deferred rent expense	—	—	491	145	—	636
Deferred income taxes	—	(316)	230	(1,903)	—	(1,989)
Stock-based compensation	481	—	—	—	—	481
Provision for doubtful accounts	—	—	5,403	3,454	—	8,857
Loss on the sale of property and equipment	—	—	153	59	—	212
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss on foreign currency transactions	—	—	—	137	—	137
Loss on foreign currency derivative contracts	—	309	—	—	—	309
Amortization of debt discount	—	660	43	—	—	703
Amortization of loan costs	—	4,128	—	—	—	4,128
Equity interest in net loss (earnings) of joint ventures	73,776	13,636	6,577	(11)	(93,553)	425
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	—	(10,000)	(15,578)	—	(25,578)
Income taxes payable	—	39	(388)	692	—	343
Inventories	—	—	(552)	(39)	—	(591)
Prepaid expenses	—	(12)	75	131	—	194
Intercompany payable / receivable	(23)	(31,486)	24,439	7,070	—	—
Accounts payable and other current liabilities	—	74	9,936	2,581	—	12,591
Accrued deferred compensation	—	—	830	189	—	1,019
Accrued expenses / other current liabilities	—	16,653	1,873	993	—	19,519
Net cash (used in) provided by operating activities	(23)	(70,091)	64,660	8,016	—	2,562
Cash flows from investing activities
Purchases of property and equipment	—	—	(20,990)	(4,119)	—	(25,109)
Acquisition of medical practices	—	—	(23,050)	(1,200)	—	(24,250)
Purchase of noncontrolling interest - non-redeemable	—	(1,509)	—	—	—	(1,509)
Restricted cash associated with initial deposit in the potential acquisition of medical practices	—	(5,002)	—	—	—	(5,002)
Proceeds from the sale of property and equipment	—	—	64	—	—	64
Loans to employees	—	—	(558)	(1)	—	(559)
Intercompany notes to / from affiliates	—	(2,100)	(411)	2,511	—	—
Contribution of capital to joint venture entities	—	(542)	(935)	—	935	(542)
Distributions received from joint venture entities	—	559	1,468	—	(2,027)	—
Proceeds from the sale of equity interest in a joint venture	—	—	1,460	—	—	1,460
Payment of foreign currency derivative contracts	—	(171)	—	—	—	(171)
Premiums on life insurance policies	—	—	(712)	(189)	—	(901)
Change in other assets and other liabilities	—	(49)	(8)	4	—	(53)
Net cash used in by investing activities	—	(8,814)	(43,672)	(2,994)	(1,092)	(56,572)
Cash flows from financing activities
Proceeds from issuance of debt	—	204,750	—	2,900	—	207,650
Principal repayments of debt	—	(124,500)	(5,637)	(3,780)	—	(133,917)
Repayments of finance obligation	—	—	(142)	—	—	(142)
Proceeds from equity contribution	—	—	—	1,700	(1,700)	—
Proceeds from noncontrolling interest holders — redeemable and non-redeemable	—	—	—	—	765	765
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(1,896)	(1,896)
Cash distributions to shareholders	—	—	—	(3,923)	3,923	—
Payments of loan costs	—	(1,359)	—	—	—	(1,359)
Net cash (used in) provided by financing activities	—	78,891	(5,779)	(3,103)	1,092	71,101
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(32)	—	(32)
Net (decrease) increase in cash and cash equivalents	(23)	(14)	15,209	1,887	—	17,059
Cash and cash equivalents, beginning of period	168	124	6,545	8,573	—	15,410
Cash and cash equivalents, end of period	$145	$110	$21,754	$10,460	$—	$32,469

CONSOLIDATING BALANCE SHEETS

as of December 31, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$168	$124	$6,545	$8,573	$—	$15,410
Accounts receivable, net	—	—	47,231	39,638	—	86,869
Intercompany receivables	1,425	—	101,763	—	(103,188)	—
Prepaid expenses	—	90	5,320	633	—	6,043
Inventories	—	—	3,241	656	—	3,897
Deferred income taxes	(68)	(2,697)	3,017	288	—	540
Other	—	319	7,065	45	—	7,429
Total current assets	1,525	(2,164)	174,182	49,833	(103,188)	120,188
Equity investments in joint ventures	(534)	802,705	102,230	49	(903,875)	575
Property and equipment, net	—	—	186,084	34,966	—	221,050
Real estate subject to finance obligation	—	—	16,204	—	—	16,204
Goodwill	—	—	413,984	71,875	—	485,859
Intangible assets, net	—	—	15,555	19,489	—	35,044
Other assets	—	22,082	13,236	8,063	—	43,381
Intercompany note receivable	—	1,750	232	—	(1,982)	—
Total assets	$991	$824,373	$921,707	$184,275	$(1,009,045)	$922,301
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$372	$20,690	$6,476	$—	$27,538
Intercompany payables	—	92,937	—	10,251	(103,188)	—
Accrued expenses	—	12,079	26,017	8,305	—	46,401
Income taxes payable	(1,273)	1,547	1,262	1,415	—	2,951
Current portion of long-term debt	—	—	6,424	4,641	—	11,065
Current portion of finance obligation	—	—	287	—	—	287
Other current liabilities	—	—	3,940	3,744	—	7,684
Total current liabilities	(1,273)	106,935	58,620	34,832	(103,188)	95,926
Long-term debt, less current portion	—	730,538	19,561	1,204	—	751,303
Finance obligation, less current portion	—	—	16,905	—	—	16,905
Other long-term liabilities	—	—	16,272	5,858	—	22,130
Deferred income taxes	(156)	(12,566)	15,726	3,198	—	6,202
Intercompany note payable	—	—	—	1,982	(1,982)	—
Total liabilities	(1,429)	824,907	127,084	47,074	(105,170)	892,466
Noncontrolling interests—redeemable	—	—	—	—	11,368	11,368
Total Radiation Therapy Services Holdings, Inc. shareholder’s equity (deficit)	2,420	(534)	794,623	137,201	(931,290)	2,420
Noncontrolling interests—nonredeemable	—	—	—	—	16,047	16,047
Total equity	2,420	(534)	794,623	137,201	(915,243)	18,467
Total liabilities and equity	$991	$824,373	$921,707	$184,275	$(1,009,045)	$922,301

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended September 30, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$104,893	$60,492	$—	$165,385
Other revenue	—	—	2,255	18	—	2,273
(Loss) income from equity investment	(93,159)	(71,935)	(2,207)	8	167,151	(142)
Intercompany revenue	—	101	18,428	—	(18,529)	—
Total revenues	(93,159)	(71,834)	123,369	60,518	148,622	167,516
Expenses:
Salaries and benefits	209	—	64,391	22,590	—	87,190
Medical supplies	—	—	11,890	3,796	—	15,686
Facility rent expenses	—	—	8,486	1,633	—	10,119
Other operating expenses	—	—	6,301	3,700	—	10,001
General and administrative expenses	2	337	15,560	3,177	—	19,076
Depreciation and amortization	—	928	13,769	2,000	—	16,697
Provision for doubtful accounts	—	—	4,257	1,168	—	5,425
Interest expense, net	(1)	19,217	678	133	—	20,027
Fair value adjustment of earn-out liability	—	—	—	1,261	—	1,261
Impairment loss	—	—	69,946	—	—	69,946
Foreign currency transaction loss	—	—	—	140	—	140
Loss on foreign currency derivative contracts	—	786	—	—	—	786
Intercompany expenses	—	—	—	18,529	(18,529)	—
Total expenses	210	21,268	195,278	58,127	(18,529)	256,354
(Loss) income before income taxes	(93,369)	(93,102)	(71,909)	2,391	167,151	(88,838)
Income tax (benefit) expense	—	57	39	1,616	(7)	1,705
Net (loss) income	(93,369)	(93,159)	(71,948)	775	167,158	(90,543)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(842)	(842)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(93,369)	(93,159)	(71,948)	775	166,316	(91,385)
Unrealized comprehensive loss:	—	—	—	(2,109)	—	(2,109)
Comprehensive (loss) income	(93,369)	(93,159)	(71,948)	(1,334)	167,158	(92,652)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(717)	(717)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(93,369)	$(93,159)	$(71,948)	$(1,334)	$166,441	$(93,369)

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Nine Months Ended September 30, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$338,726	$180,706	$—	$519,432
Other revenue	—	—	6,248	216	—	6,464
(Loss) income from equity investment	(124,935)	(59,773)	(825)	18	184,834	(681)
Intercompany revenue	—	580	55,704	—	(56,284)	—
Total revenues	(124,935)	(59,193)	399,853	180,940	128,550	525,215
Expenses:
Salaries and benefits	3,221	—	207,049	65,929	—	276,199
Medical supplies	—	—	37,814	9,971	—	47,785
Facility rent expenses	—	—	24,973	4,661	—	29,634
Other operating expenses	—	—	19,032	9,631	—	28,663
General and administrative expenses	2	1,031	48,653	10,373	—	60,059
Depreciation and amortization	—	2,783	39,515	5,842	—	48,140
Provision for doubtful accounts	—	—	11,182	4,104	—	15,286
Interest expense, net	4	54,815	2,027	336	—	57,182
Early extinguishment of debt	—	4,473	—	—	—	4,473
Fair value adjustment of earn-out liability	—	—	—	1,261	—	1,261
Impairment loss	—	—	69,946	—	—	69,946
Foreign currency transaction loss	—	—	—	234	—	234
Loss on foreign currency derivative contracts	—	1,006	—	—	—	1,006
Intercompany expenses	—	—	—	56,284	(56,284)	—
Total expenses	3,227	64,108	460,191	168,626	(56,284)	639,868
(Loss) income before income taxes	(128,162)	(123,301)	(60,338)	12,314	184,834	(114,653)
Income tax (benefit) expense	(1,996)	1,301	(285)	4,254	(20)	3,254
Net (loss) income	(126,166)	(124,602)	(60,053)	8,060	184,854	(117,907)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(3,231)	(3,231)
Net (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	(126,166)	(124,602)	(60,053)	8,060	181,623	(121,138)
Unrealized comprehensive loss:	—	(333)	—	(5,129)	—	(5,462)
Comprehensive (loss) income	(126,166)	(124,935)	(60,053)	2,931	184,854	(123,369)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(2,797)	(2,797)
Comprehensive (loss) income attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(126,166)	$(124,935)	$(60,053)	$2,931	$182,057	$(126,166)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2012

(in thousands)

	Parent	RTS	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(126,166)	$(124,602)	$(60,053)	$8,060	$184,854	$(117,907)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	34,599	4,711	—	39,310
Amortization	—	2,783	4,916	1,131	—	8,830
Deferred rent expense	—	—	714	181	—	895
Deferred income taxes	—	(106)	114	(1,083)	(20)	(1,095)
Stock-based compensation	3,221	—	—	—	—	3,221
Provision for doubtful accounts	—	—	11,182	4,104	—	15,286
Loss on the sale of property and equipment	—	—	8	—	—	8
Amortization of termination of interest rate swap	—	958	—	—	—	958
Write-off of loan costs	—	525	—	—	—	525
Early extinguishment of debt	—	4,473	—	—	—	4,473
Termination of derivative interest rate swap agreements	—	(972)	—	—	—	(972)
Impairment loss	—	—	69,946	—	—	69,946
Loss on foreign currency transactions	—	—	—	17	—	17
Loss on foreign currency derivative contracts	—	1,006	—	—	—	1,006
Amortization of debt discount	—	608	—	—	—	608
Amortization of loan costs	—	4,065	—	—	—	4,065
Equity interest in net loss (earnings) of joint ventures	124,935	59,773	825	(18)	(184,834)	681
Distribution received from unconsolidated joint ventures	—	—	9	—	—	9
Changes in operating assets and liabilities:						—
Accounts receivable and other current assets	4	—	(10,478)	(8,378)	—	(18,852)
Income taxes payable	—	1,422	(3,661)	(302)	—	(2,541)
Inventories	—	—	60	(216)	—	(156)
Prepaid expenses	—	(41)	402	271	—	632
Intercompany payable / receivable	(2,135)	(30,259)	28,720	3,674	—	—
Accounts payable and other current liabilities	—	(393)	(5,084)	1,408	—	(4,069)
Accrued deferred compensation	—	—	876	133	—	1,009
Accrued expenses / other current liabilities	—	21,803	(6,574)	2,000	—	17,229
Net cash (used in) provided by operating activities	(141)	(58,957)	66,521	15,693	—	23,116
Cash flows from investing activities
Purchases of property and equipment	—	—	(18,784)	(5,395)	—	(24,179)
Acquisition of medical practices	—	—	(24,007)	(50)	—	(24,057)
Proceeds from the sale of property and equipment	—	—	2,988	—	—	2,988
Loans to employees	—	—	(81)	—	—	(81)
Intercompany notes to / from affiliates	—	—	—	—	—	—
Contribution of capital to joint venture entities	—	(272)	(225)	—	—	(497)
Distributions received from joint venture entities	—	1,274	4,328	—	(5,602)	—
Payment of foreign currency derivative contracts	—	(543)	—	—	—	(543)
Premiums on life insurance policies	—	—	—	(963)	—	(963)
Change in other assets and other liabilities	—	12	67	36	—	115
Net cash (used in) provided by investing activities	—	471	(35,714)	(6,372)	(5,602)	(47,217)
Cash flows from financing activities
Proceeds from issuance of debt	—	433,345	267	2,051	—	435,663
Principal repayments of debt	—	(360,360)	(13,480)	(2,247)	—	(376,087)
Repayments of finance obligation	—	—	(81)	—	—	(81)
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(3,196)	(3,196)
Payment of loan costs	—	(14,437)	—	—	—	(14,437)
Cash distributions to shareholders	—	—	—	(8,798)	8,798	—
Net cash provided by (used in) financing activities	—	58,548	(13,294)	(8,994)	5,602	41,862
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
Net (decrease) increase in cash and cash equivalents	(141)	62	17,513	323	—	17,757
Cash and cash equivalents, beginning of period	184	39	733	9,221	—	10,177
Cash and cash equivalents, end of period	$43	$101	$18,246	$9,544	$—	$27,934

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

Overview

We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation to Intensity Modulated Radiation Therapy (“IMRT”), as well as newer, more technologically-advanced procedures along with other services. We believe we are the largest company in the United States focused principally on providing radiation therapy and the most advanced organization in terms of integrating oncology related physicians. We opened our first radiation treatment center in 1983 and, as of September 30, 2013 we provided radiation therapy services in 132 treatment centers. Most of our treatment centers are strategically clustered into 28 local markets in 15 states, including Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia and 33 treatment centers are operated in Latin America, Central America, Mexico and the Caribbean. Of these 132 treatment centers, 39 treatment centers were internally developed, 86 were acquired, two were transitioned from hospital-based treatment centers to freestanding treatment centers and five involve hospital-based treatment centers and other groups. We have continued to expand our affiliation with physician specialties in closely related areas including gynecological, breast and surgical oncology, medical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an Integrated Cancer Care (“ICC”) model.

On October 19, 2007, our wholly owned subsidiary, RTS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RT Investments, Parent and RTS MergerCo, Inc., a wholly-owned subsidiary of Parent, pursuant to which RTS MergerCo, Inc. was merged with and into RTS with RTS as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). Upon completion of the Merger, each share of RTS’ common stock outstanding immediately prior to the effective time of the Merger (other than certain shares held by members of RT Investments’ management team and certain employees) was converted into $32.50 in cash without interest. The Merger was consummated on February 21, 2008 (the “Closing”). Immediately following the Closing, Parent became the owner of all of the outstanding common stock of RTS, which in turn, became a wholly-owned indirect subsidiary of RT Investments, and Vestar Capital Partners, Inc. and its affiliates became the beneficial owners of approximately 57% of the outstanding Class A voting equity units of RT Investments and its co-investors became the beneficial owners of approximately 26% of the outstanding Class A voting equity units of RT Investments. In addition, at the Closing, the management investors, including current and former directors and executive officers, either exchanged certain shares of RTS’ common stock or invested cash in RTS, in each case, in exchange for Class A voting equity units and non-voting preferred equity units of RT Investments. At the Closing, these management investors as a group became the beneficial owners of approximately 17% of the outstanding Class A voting equity units of RT Investments. In connection with the Closing, Vestar, its affiliates and these management investors invested approximately $627.3 million in equity units of RT Investments. RT Investments also adopted a management incentive equity plan pursuant to which certain employees are eligible to receive incentive unit awards (EMEP and MEP non-voting equity units) from an equity pool representing up to 12% of the common equity value of RT Investments, which as of September 30, 2013 was 9.2%. At September 30, 2013, Vestar and its affiliates controlled approximately 80% of the Class A voting equity units of RT Investments through its ability to directly or indirectly control its co-investors.

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our U.S. domestic net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the nine months ended September 30, 2013 and 2012.

	Year Ended December 31,	Nine Months Ended September 30,
U.S. Domestic	2012	2013	2012
Payer
Medicare	42.6%	42.0%	42.8%
Commercial	53.6	54.4	53.3
Medicaid	2.7	2.6	2.8
Self pay	1.1	1.0	1.1

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our U.S. domestic net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.6% of our U.S. domestic net patient service revenue for the nine months ended September 30, 2013.

In the final Medicare 2013 Physician Fee Schedule, CMS reduced payments for radiation oncology by 7 percent.  This reduction related to (1) the fourth year of the four-year transition to the utilization of new Physician Practice Information Survey (PPIS) data, (2) a change in equipment interest rate assumptions, (3) budget neutrality effects of a proposal to create a new discharge care management code, (4) input changes for certain radiation therapy procedures, and (5) certain other revised radiation oncology codes.  The largest of these changes (accounting for 4 percent of the gross reduction) reflected the transition of the final 25 percent of PPIS data used in the PERVU methodology.  The change in the CMS interest rate policy (accounting for 3 percent of the gross reduction) reduced interest rate assumptions in the CMS database from 11 percent to a sliding scale of 5.5 percent to 8 percent.  CMS also finalized its proposal to create a HCPCS G-code to describe transition care management from a hospital or other institutional stay to a primary physician in the community (accounting for 1 percent of the gross reduction).  While this policy benefited primary care, non-primary care physicians are impacted due to the budget-neutrality of the PFS.  The rule also made adjustments (accounting for 1 percent of the gross reduction) due to the use of new time of care assumptions for intensity-modulated radiation therapy (IMRT) and stereotactic body radiation therapy (SBRT).  Although the proposed reductions in time of care assumptions alone would have resulted in a gross 7 percent reduction to radiation oncology, CMS in its final rule included updated cost data submitted by the radiation oncology community for code inputs which reversed the vast majority of the reduction resulting from the new time of care assumptions. Total gross reductions in the final rule were offset by a 2 percent increase due to certain other revised radiation oncology codes, which resulted in a total net reduction to radiation oncology of 7 percent.

In the proposed Medicare 2014 Physician Fee Schedule, CMS proposes to reduce payments for radiation oncology by 5 percent overall.  This reduction relates to (1) a cap on certain radiation oncology services at the hospital outpatient department and ambulatory surgical center’s (“OPD/ASC”) rate [-4%]; reductions to certain radiation oncology codes due to Medicare Economic Index (MEI) revisions [-2%]; and offsetting minor increases due to other aspects of the fee schedule [+1%].  Because the cap and MEI policies only apply to freestanding settings, the cut to freestanding centers would likely be closer to 8%, while hospital-based radiation oncologists receive an increase in payment under the proposal.  CMS notes in the proposed rule, due to budget neutrality requirements relating to the MEI policy, the 2014 conversion factor is estimated to be $35.665 (assuming no SGR cuts), rather than the current 2013 conversion factor of $34.023.

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

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. domestic net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 97% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the nine months ended September 30, 2013 approximately 3% of our U.S. domestic net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

•                                          Accounting for business combinations requiring that all acquisition-related costs be expensed as incurred;

•                                          Our ability to achieve identified cost savings and operational efficiencies;

•                                          Increased costs associated with development and optimization of our internal infrastructure; and

•                                          Healthcare reform.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
Domestic U.S.	2013	2012	% Change	2013	2012	% Change
Number of treatment days	64	63	1.6%	191	191	0.0%

Total RVU’s — freestanding centers	2,767,016	2,775,821	(0.3)%	8,313,913	8,677,857	(4.2)%

RVU’s per day — freestanding centers	43,235	44,061	(1.9)%	43,528	45,434	(4.2)%

Percentage change in RVU’s per day — freestanding centers — same market basis	(1.9)%	(5.0)%		(4.8)%	(5.1)%

Total treatments — freestanding centers	128,765	119,167	8.1%	386,574	372,488	3.8%

Treatments per day — freestanding centers	2,012	1,892	6.4%	2,024	1,950	3.8%

Percentage change in revenue per treatment — freestanding centers — same market basis	(4.2)%	(3.0)%		(5.9)%	(3.1)%

Percentage change in treatments per day — freestanding centers — same market basis	6.4%	3.6%		3.2%	3.3%

Number of regions at period end (global)	9	9

Number of local markets at period end	28	28

Treatment centers - freestanding (global)	127	121	5.0%
Treatment centers — hospital / other groups (global)	5	5	0.0%

	132	126	4.8%

Days sales outstanding at quarter end	35	39

Percentage change in freestanding revenues — same market basis	3.5%	(1.1)%		(2.9)%	(0.5)%

Net patient service revenue — professional services only (in thousands)	$54,338	$48,239		$159,816	$150,066

The following table summarizes key operating statistics of our results of operations for our international operations, which are operated through Medical Developers, LLC (“MDLLC”) and its subsidiaries for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
International	2013	2012	% Change	2013	2012	% Change
Number of new cases
2-D cases	931	1,153		2,868	3,603
3-D cases	2,855	2,262		7,639	6,589
IMRT / IGRT cases	590	346		1,396	1,125
Total	4,376	3,761	16.4%	11,903	11,317	5.2%

International

Comparison of the Three Months Ended September 30, 2013 and 2012

MDLLC’s total revenues increased $4.0 million, or 19.1%, from $20.6 million to $24.6 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.  Total revenue was positively impacted by $0.1 million of revenue from the start-up of a new center in Argentina in August 2012, growth in treatments and an improvement in treatment mix from our November, 2011 acquisition in Argentina, growth in treatments and overall service mix improvements at our operations in Argentina, El Salvador, and our hospital-based center in the Dominican Republic, and improved capitated pricing in Argentina, offset by the impact of a greater depreciation in the Argentine Peso as compared to the same period in 2012.  Case growth increased by 615 or 16.4% during the quarter.  The trend toward more clinically-advanced treatments, which require more time to complete, continued during the quarter with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments versus 2D treatments as compared to the same period in 2012.

Facility gross profit increased $2.4 million, or 21.3% from $11.0 million to $13.4 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.  Facility-level gross profit as a percentage of total revenues increased to 54.3% from 53.3%. Margin growth resulted from increased  IMRT and 3-D cases, and additional capitated IMRT cases in Argentina, offset by higher depreciation and amortization relating to our continued growth and investment in Latin America as well as higher local inflation in Argentina as compared to the same period in 2012.

Comparison of the Nine Months Ended September 30, 2013 and 2012

MDLLC’s total revenues increased $6.6 million, or 10.9%, from $61.1 million to $67.7 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  Total revenue was positively impacted by $0.5 million of revenue from the start-up of a new Center in Argentina in August 2012, growth in treatments and an improvement in treatment mix from our November, 2011 acquisition in Argentina, growth in treatments and overall service mix improvements at our Argentina, El Salvador, and our hospital-based center in the Dominican Republic, and improved capitated pricing in Argentina, offset by the impact of a greater depreciation in the Argentine Peso versus the same period in 2012.  Case growth increased by 586 or 5.2% during the period.  The trend toward more clinically-advanced treatments which require more time to complete continued during the period with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments vs. 2D treatments as compared to the same period in 2012.

Facility gross profit increased $4.0 million, or 12.1% from $33.2 million to $37.2 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  Facility-level gross profit as a percentage of total revenues increased to 55.0% from 54.4%. Margin growth resulted from growth in IMRT and 3-D cases, and improved pricing for capitated cases in Argentina, offset by higher depreciation and amortization relating to our continued growth and investment in Latin America, local inflation in Argentina, and higher facility rent expense and repairs maintenance and other expense.

The following table presents summaries of our results of operations for the three months ended September 30, 2013 and 2012.

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
Revenues:
Net patient service revenue	$178,655	98.7%	$165,385	98.7%
Other revenue	2,385	1.3	2,131	1.3
Total revenues	181,040	100.0	167,516	100.0
Expenses:
Salaries and benefits	98,032	54.1	87,190	52.0
Medical supplies	15,917	8.8	15,686	9.4
Facility rent expenses	11,427	6.3	10,119	6.0
Other operating expenses	11,882	6.6	10,001	6.0
General and administrative expenses	24,936	13.8	19,076	11.4
Depreciation and amortization	16,059	8.9	16,697	10.0
Provision for doubtful accounts	3,767	2.1	5,425	3.2
Interest expense, net	21,952	12.1	20,027	12.0
Fair value adjustment of earn-out liability	—	0.0	1,261	0.8
Impairment loss	—	0.0	69,946	41.8
Loss on foreign currency transactions	364	0.2	140	0.1
Loss on foreign currency derivative contracts	67	0.0	786	0.5
Total expenses	204,403	112.9	256,354	153.2
Loss before income taxes	(23,363)	(12.9)	(88,838)	(53.2)
Income tax expense	1,699	0.9	1,705	1.0
Net loss	(25,062)	(13.8)	(90,543)	(54.2)
Net income attributable to noncontrolling interests – redeemable and non-redeemable	(347)	(0.2)	(842)	(0.5)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(25,409)	(14.0)%	$(91,385)	(54.7)%

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenues

Net patient service revenue. For the three months ended September 30, 2013 and 2012, net patient service revenue comprised 98.7%, of our total revenues.  In our net patient service revenue for the three months ended September 30, 2013 and 2012, revenue from the professional-only component of radiation therapy, where we do not bill globally, and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 30.0% and 28.8%, respectively, of our total revenues.

Other revenue. For the three months ended September 30, 2013 and 2012, other revenue comprised approximately 1.3%, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians.

Total revenues. Total revenues increased by $13.5 million, or 8.1%, from $167.5 million for the three months ended September 30, 2012 to $181.0 million for the three months ended September 30, 2013. Total revenue was positively impacted by $13.2 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2012 and 2013 through the acquisition of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina and the acquisition of physician radiation practices in Arizona, Florida and Mexico, and the opening of two de novo centers as follows:

Date	Sites	Location	Market	Type

August 2012	1	Latin America	International (Argentina)	De Novo

May 2013	3	Cape Coral / Ft. Myers / Bonita Springs — Florida	Lee County — Florida	Acquisition

May 2013	2	Naples — Florida	Collier County — Florida	Acquisition

June 2013	1	Casa Grande - Arizona	Central Arizona	Joint Venture Acquisition

July 2013	1	Latin America	International (Mexico)	Acquisition

September 2013	1	Latin America	International (Argentina)	De Novo (Hospital Campus)

Revenues in our existing local markets and practices increased by approximately $0.7 million offset by a decrease in revenue from CMS for the 2013 PQRI program of approximately $0.4 million.

Expenses

Salaries and benefits. Salaries and benefits increased by $10.8 million, or 12.4%, from $87.2 million for the three months ended September 30, 2012 to $98.0 million for the three months ended September 30, 2013. Salaries and benefits as a percentage of total revenues increased from 52.0% for the three months ended September 30, 2012 to 54.1% for the three months ended September 30, 2013.  Additional staffing of personnel and physicians due to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, and North Carolina, as well as the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013 contributed $6.6 million to our salaries and benefits. For existing practices and centers within our local markets, salaries and benefits increased $4.2 million due increased salaries related to our physician liaison program and the expansion of our senior management team offset by decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies increased by $0.2 million, or 1.5%, from $15.7 million for the three months ended September 30, 2012 to $15.9 million for the three months ended September 30, 2013. Medical supplies as a percentage of total revenues decreased from 9.4% for the three months ended September 30, 2012 to 8.8% for the three months ended September 30, 2013. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $2.2 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, and North Carolina, as well as the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In our remaining practices and centers in existing local markets, medical supplies decreased by approximately $2.0 million as certain chemotherapy drugs were increasingly administered through hospital settings under physician practice arrangements. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.3 million, or 12.9%, from $10.1 million for the three months ended September 30, 2012 to $11.4 million for the three months ended September 30, 2013. Facility rent expenses as a percentage of total revenues increased from 6.0% for the three months ended September 30, 2012 to 6.3% for the three months ended September 30, 2013. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $1.5 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, and North Carolina, as well as the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. Facility rent expense in our remaining practices and centers in existing local markets decreased by approximately $0.2 million.

Other operating expenses. Other operating expenses increased by $1.9 million or 18.8%, from $10.0 million for the three months ended September 30, 2012 to $11.9 million for the three months ended September 30, 2013.  Other operating expense as a percentage of total revenues increased from 6.0% for the three months ended September 30, 2012 to 6.6% for the three months ended September 30, 2013.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $1.4 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, and North Carolina, as well as the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. Approximately $0.6 million relates to equipment rental expense relating to the equipment refinancing closed in September 2012. In our remaining practices and centers in existing local markets other operating expenses decreased approximately $0.1 million.

General and administrative expenses. General and administrative expenses increased by $5.8 million or 30.7%, from $19.1 million for the three months ended September 30, 2012 to $24.9 million for the three months ended September 30, 2013. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 11.4% for the three months ended September 30, 2012 to 13.8% for the three months ended September 30, 2013.  The net increase of $5.8 million in general and administrative expenses was due to an increase of approximately $1.5 million relating to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, and North Carolina, as well as the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In addition there was an increase of approximately $0.5 million related to expenses for consulting services for the CMS 2013/2014 fee schedule, $2.8 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $0.2 million relating to our rebranding initiatives and approximately $1.4 million in our remaining practices and treatments centers in our existing local markets offset by a decrease of approximately $0.6 million in litigation settlements with certain physicians.

Depreciation and amortization. Depreciation and amortization decreased by $0.6 million or 3.8%, from $16.7 million for the three months ended September 30, 2012 to $16.1 million for the three months ended September 30, 2013. Depreciation and amortization expense as a percentage of total revenues decreased from 10.0% for the three months ended September 30, 2012 to 8.9% for the three months ended September 30, 2013.  The change in depreciation and amortization was due to an increase of approximately $1.0 million relating to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, and North Carolina, as well as the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013 offset by a decrease in our existing local markets by approximately $0.3 million, a decrease of approximately $0.9 million in amortization of our trade name and a decrease of approximately $0.4 million predominately due to the refinancing of certain medical equipment leases with a financial institution in September 2012 classified as prepaid rent.

Provision for doubtful accounts. The provision for doubtful accounts decreased by $1.6 million, or 30.6%, from $5.4 million for the three months ended September 30, 2012 to $3.8 million for the three months ended September 30, 2013.  The provision for doubtful accounts as a percentage of total revenues decreased from 3.2% for the three months ended September 30, 2012 to 2.1% for the three months ended September 30, 2013. We continued to reduce our provision for doubtful accounts as we made progress in improving the overall collection process, including centralization of the prior authorization process, with a standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation processes for claims in medical review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense as a percentage of total revenues.

Interest expense, net. Interest expense, increased by $2.0 million, or 9.6%, from $20.0 million for the three months ended September 30, 2012 to $22.0 million for the three months ended September 30, 2013. The increase is primarily attributable to the senior secured second lien notes issued in May 2012 of approximately $350.0 million, the refinancing of our senior secured credit facility in August 2013 and additional capital lease financing.

Fair value adjustment of earn-out liability. On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. We also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. We recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment was contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units.  At September 30, 2012, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.6 million.  We made the earn-out payment in the quarter ended September 30, 2013and recorded the $1.3 million to expense in the fair value adjustment caption in the condensed consolidated statements of comprehensive loss.

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

Loss on foreign currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   We maintain foreign currency derivative contracts which mature on a quarterly basis. For the three months ended September 30, 2013 and 2012, the expiration of the September 30, 2013 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.1 million and $0.8 million, respectively.

Income taxes.  Our effective tax rate was (7.3)% for the three months ended September 30, 2013 and (1.9)% for the three months ended September 30, 2012. The change in the effective rate for the third quarter of 2013 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.  Our relative mix of earnings for the three months ended September 30, 2012 was impacted by the recording of a noncash impairment charge relating to goodwill in the U.S. domestic reporting segment of $69.8 million. As a result, on an absolute dollar basis, the expense for income taxes was $1.7 million for the three months ended September 30, 2012 and 2013.

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

Net loss. Net loss decreased by $65.4 million, from $90.5 million in net loss for the three months ended September 30, 2012 to $25.1 million net loss for the three months ended September 30, 2013.  Net loss represents 54.2% of total revenues for the three months ended September 30, 2012 and 13.8% of total revenues for the three months ended September 30, 2013.

The following table presents summaries of our results of operations for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
Revenues:
Net patient service revenue	$526,475	98.8%	$519,432	98.9%
Other revenue	6,651	1.2	5,783	1.1
Total revenues	533,126	100	525,215	100
Expenses:
Salaries and benefits	293,972	55.1	276,199	52.6
Medical supplies	46,166	8.7	47,785	9.1
Facility rent expenses	32,285	6.1	29,634	5.6
Other operating expenses	33,155	6.2	28,663	5.5
General and administrative expenses	68,832	12.9	60,059	11.4
Depreciation and amortization	46,550	8.7	48,140	9.2
Provision for doubtful accounts	8,857	1.7	15,286	2.9
Interest expense, net	62,369	11.7	57,182	10.9
Gain on the sale of an interest in a joint venture	(1,460)	(0.3)	—	0.0
Early extinguishment of debt	—	0.0	4,473	0.9
Fair value adjustment of earn-out liability	—	0.0	1,261	0.2
Impairment loss	—	0.0	69,946	13.3
Loss on foreign currency transactions	1,166	0.2	234	0.0
Loss on foreign currency derivative contracts	309	0.1	1,006	0.2
Total expenses	592,201	111.1	639,868	121.8
Loss before income taxes	(59,075)	(11.1)	(114,653)	(21.8)
Income tax expense	4,849	0.9	3,254	0.6
Net loss	(63,924)	(12.0)	(117,907)	(22.4)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,365)	(0.3)	(3,231)	(0.6)
Net loss attributable to Radiation Therapy Services Holdings, Inc. shareholder	$(65,289)	(12.3)%	$(121,138)	(23.0)%

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenues

Net patient service revenue. For the nine months ended September 30, 2013 and 2012, net patient service revenue comprised 98.8% and 98.9%, respectively, of our total revenues.  In our net patient service revenue for the nine months ended September 30, 2013 and 2012, revenue from the professional-only component of radiation therapy, where we do not bill globally, and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 30.0% and 28.6%, respectively, of our total revenues.

Other revenue. For the nine months ended September 30, 2013 and 2012, other revenue comprised approximately 1.2% and 1.1%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians.

Total revenues. Total revenues increased by $7.9 million, or 1.5%, from $525.2 million for the nine months ended September 30, 2012 to $533.1 million for the nine months ended September 30, 2013. Total revenue was positively impacted by $31.6 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2012 and 2013 through the acquisition of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina and the acquisition of physician radiation practices in Arizona, Florida, North Carolina, Mexico and the opening of two de novo centers and two hospital professional services arrangements transitioned to freestanding as follows:

Date	Sites	Location	Market	Type

February 2012	1	Asheville, North Carolina	Western North Carolina	Acquisition

March 2012	2	Broward County — Florida	Broward County — Florida	Transition from Hospital-based to freestanding

March 2012	1	Lakewood Ranch — Florida	Sarasota/Manatee Counties — Florida	Acquisition

August 2012	1	Latin America	International (Argentina)	De Novo

May 2013	3	Cape Coral / Ft. Myers / Bonita Springs — Florida	Lee County — Florida	Acquisition

May 2013	2	Naples — Florida	Collier County — Florida	Acquisition

June 2013	1	Casa Grande - Arizona	Central Arizona	Joint Venture Acquisition

July 2013	1	Latin America	International (Mexico)	Acquisition

September 2013	1	Latin America	International (Argentina)	De Novo (Hospital Campus)

Revenue from CMS for the 2013 PQRI program decreased approximately $1.5 million and revenues in our existing local markets and practices decreased by approximately $22.2 million.  The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2013 physician fee schedule, one less treatment day and treatment declines for prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. The decrease was partially offset by increased managed care pricing and organic growth.

Expenses

Salaries and benefits. Salaries and benefits increased by $17.8 million, or 6.4%, from $276.2 million for the nine months ended September 30, 2012 to $294.0 million for the nine months ended September 30, 2013. Salaries and benefits as a percentage of total revenues increased from 52.6% for the nine months ended September 30, 2012 to 55.1% for the nine months ended September 30, 2013.  Additional staffing of personnel and physicians due to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, and North Carolina, as well as the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013 contributed $17.4 million to our salaries and benefits. In June 2012, we implemented a new equity-incentive plan, which provided stock compensation of $3.2 million for the nine months ended September 30, 2012 as compared to $0.5 million for the nine months ended September 30, 2013.  For existing practices and centers within our local markets, salaries and benefits increased $3.1 million due increased salaries related to our physician liaison program and the expansion of our senior management team offset by decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies decreased by $1.6 million, or 3.4%, from $47.8 million for the nine months ended September 30, 2012 to $46.2 million for the nine months ended September 30, 2013. Medical supplies as a percentage of total revenues decreased from 9.1% for the nine months ended September 30, 2012 to 8.7% for the nine months ended September 30, 2013. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $1.8 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, and North Carolina, as well as the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In our remaining practices and centers in existing local markets, medical supplies decreased by approximately $3.4 million as certain chemotherapy drugs are administered through hospital settings under physician practice arrangements. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $2.7 million, or 8.9%, from $29.6 million for the nine months ended September 30, 2012 to $32.3 million for the nine months ended September 30, 2013. Facility rent expenses as a percentage of total revenues increased from 5.6% for the nine months ended September 30, 2012 to 6.1% for the nine months ended September 30, 2013. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $3.0 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, and North Carolina, as well as the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In March 2012 we paid approximately $0.4 million to terminate a lease for our Beverly Hills, California office we closed in March 2011. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.1 million.

Other operating expenses. Other operating expenses increased by $4.5 million or 15.7%, from $28.7 million for the nine months ended September 30, 2012 to $33.2 million for the nine months ended September 30, 2013.  Other operating expense as a percentage of total revenues increased from 5.5% for the nine months ended September 30, 2012 to 6.2% for the nine months ended September 30, 2013.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor.  Approximately $2.3 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, and North Carolina, as well as the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. Approximately $1.8 million relates to equipment rental expense relating to the equipment refinancing closed in September 2012. In our remaining practices and centers in existing local markets other operating expenses increased approximately $0.4 million.

General and administrative expenses. General and administrative expenses increased by $8.7 million or 14.6%, from $60.1 million for the nine months ended September 30, 2012 to $68.8 million for the nine months ended September 30, 2013. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 11.4% for the nine months ended September 30, 2012 to 12.9% for the nine months ended September 30, 2013.  The net increase of $8.7 million in general and administrative expenses was due in part to an increase of approximately $2.7 million relating to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, and North Carolina, as well as the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. In addition there was an increase of approximately  $1.2 million related to expenses for consulting services for the CMS 2013/2014 fee schedule, $4.9 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $0.1 million in our remaining practices and treatments centers in our existing local markets offset by a decrease of approximately $0.2 million in litigation settlements with certain physicians.

Depreciation and amortization. Depreciation and amortization decreased by $1.6 million or 3.3%, from $48.1 million for the nine months ended September 30, 2012 to $46.5 million for the nine months ended September 30, 2013. Depreciation and amortization expense as a percentage of total revenues decreased from 9.2% for the nine months ended September 30, 2012 to 8.7% for the nine months ended September 30, 2013.  The change in depreciation and amortization was due to an increase of approximately $2.4 million relating to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, and North Carolina, as well as the acquisitions of treatment centers in existing local markets during the latter part of 2012 and 2013. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.2 million offset by a decrease of approximately $2.8 million in amortization of our trade name and a decrease of approximately $1.4 million predominately due to the refinancing of certain medical equipment leases with a financial institution in September 2012 classified as prepaid rent.

Provision for doubtful accounts. The provision for doubtful accounts decreased by $6.4 million, or 42.1%, from $15.3 million for the nine months ended September 30, 2012 to $8.9 million for the nine months ended September 30, 2013.  The provision for doubtful accounts as a percentage of total revenues decreased from 2.9% for the nine months ended September 30, 2012 to 1.7% for the nine months ended September 30, 2013. We continued to reduce our provision for doubtful accounts as we made progress in improving the overall collection process, including centralization of the prior authorization process, with a standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation processes for claims in medical review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense as a percentage of total revenues.

Interest expense, net. Interest expense, increased by $5.2 million, or 9.1%, from $57.2 million for the nine months ended September 30, 2012 to $62.4 million for the nine months ended September 30, 2013. The increase is primarily attributable to an increase of approximately $8.5 million of interest as a result of the senior secured second lien notes issued in May 2012 of approximately $350.0 million, the refinancing of our senior secured credit facility in August 2013 and additional capital lease financing, offset by a decrease in our interest rate swap expense of approximately $2.8 million and the write-off of loan costs of approximately $0.5 million in May 2012.

Gain on the sale of an interest in a joint venture.  In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million, and recorded a respective gain on the sale.

Early extinguishment of debt.  We incurred approximately $4.5 million from the early extinguishment of debt as a result of the prepayment of the $265.4 million senior secured credit facility - Term Loan B and prepayment of $63.0 million senior secured credit facility - Revolving credit portion, which included the write-offs of $3.7 million in deferred financing costs and $0.8 million in original issue discount costs.

Fair value adjustment of earn-out liability. On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. We also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. We recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment was contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and was payable through Company financing and issuance of equity units.  At September 30, 2012, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.6 million.  We made the earn-out payment in the quarter ended September 30, 2013 and recorded the $1.3 million to expense in the fair value adjustment caption in the condensed consolidated statements of comprehensive loss.

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

Loss on foreign currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies.   We maintain foreign currency derivative contracts which mature on a quarterly basis. For the nine months ended September 30, 2013 and 2012, the expiration of the September 30, 2013 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.3 million and $1.0 million, respectively.

Income taxes.  Our effective tax rate was (8.2)% for the nine months ended September 30, 2013 and (2.8)% for the nine months ended September 30, 2012. The change in the effective rate for the nine months ended September 30, 2013 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses and the income tax benefit associated with the termination of the interest rate swap in the first quarter of 2012.  Our relative mix of earnings for the nine months ended September 30, 2012 was impacted by the recording of a noncash impairment charge relating to goodwill in the U.S. domestic reporting segment of $69.8 million. As a result, on an absolute dollar basis, the expense for income taxes changed by $1.5 million from the income tax expense of $3.3 million for the nine months ended September 30, 2012 to an income tax expense of $4.8 million for the nine months ended September 30, 2013.

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

Net loss. Net loss decreased by $54.0 million, from $117.9 million in net loss for the nine months ended September 30, 2012 to $63.9 million net loss for the nine months ended September 30, 2013.  Net loss represents 22.4% of total revenues for the nine months ended September 30, 2012 and 12.0% of total revenues for the nine months ended September 30, 2013.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  34 of our 132 radiation treatment centers are located in Florida.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the nine month periods ended September 30, 2012 and 2013 was $23.1 million and $2.6 million, respectively.

Net cash provided by operating activities decreased by $20.5 million from $23.1 million in the nine month period ended September 30, 2012 to $2.6 million for the nine month period ended September 30, 2013 predominately due to a decrease in cash flow due to the reductions in RVUs for many of our treatment codes effective with the 2013 physician fee schedule and increased interest costs. On May 10, 2012, we issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017. We used the proceeds to repay our existing senior secured revolving credit facility and the Term Loan B portion of our senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility, and to pay related fees and expenses. We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 39 days to 35 days.

Cash at September 30, 2013 held by our foreign subsidiaries was $4.6 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business. We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine month periods ended September 30, 2012 and 2013 was $47.2 million and $56.6 million, respectively.

Net cash used in investing activities increased by $9.4 million from $47.2 million for the nine month period ended September 30, 2012 to $56.6 million for the nine month period ended September 30, 2013.  In 2013, net cash used in investing activities was impacted by approximately $0.1 million in cash paid for the assets of several physician practices in Arizona, New Jersey and North Carolina, and approximately $17.7 million in cash paid for the assets of five radiation oncology practices and a urology group located in Lee and Collier Counties in Southwest Florida in May 2013. In June 2013, we contributed our Casa Grande, Arizona radiation physician practice and approximately $5.0 million to purchase a 55.0% interest in a joint venture In June 2013, we funded an initial deposit of approximately $5.0 million into an escrow account for the initial deposit for the purchase of medical practices and is reflected as restricted cash on our balance sheet. In 2013, net cash used in investing activities was impacted by approximately $0.5 million in contribution of capital to an unconsolidated joint venture. In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island for approximately $1.5 million. In July 2013, we purchased the remaining 38.0% interest in a joint venture radiation facility, located in Woonsocket, Rhode Island from a hospital partner for approximately $1.5 million. In July 2013 we purchased a company, which operates a radiation treatment center in Tijuana, Mexico for approximately $1.6 million. During 2013, we entered into foreign exchange option contracts expiring on June 2014 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine Peso against the U.S. dollar. The cost of the option contracts, were approximately $0.2 million.

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

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine month period ended September 30, 2012 and 2013 was $41.9 million and $71.1 million, respectively.

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

On August 28, 2013, we entered into an Amendment Agreement (the “Amendment Agreement”) to the credit agreement among us, the Company, the institutions from time to time party thereto as lenders, the Administrative Agent named therein and the other agents and arrangers named therein, dated as of May 10, 2012 (the “Original Credit Agreement” and, as amended and restated by the Amendment Agreement, the “Credit Agreement”).  Pursuant to the terms of the Amendment Agreement the amendments to the Original Credit Agreement became effective on August 29, 2013.

The Credit Agreement provides for credit facilities consisting of (i) a $90 million term loan facility (the “Term Facility”) and (ii) a revolving credit facility provided for up to $100 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Facility, the “Credit Facilities”).  The Term Facility and the Revolving Credit Facility each have a maturity date of October 15, 2016.

As a result of the amendment agreement, the proceeds of $87.75 million (net of original issue discount of $2.25 million) from the term loan facility was used to pay down approximately $62.5 million in revolver loans and accrued interest and fees of approximately $0.4 million. We incurred approximately $1.4 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the amendment agreement.

We had partnership distributions from non-controlling interests of approximately $3.2 million and $1.9 million in 2012 and 2013, respectively.

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

On March 1, 2011, we issued $50 million of  9 7/8% Senior Subordinated Notes due 2017 pursuant to a Commitment Letter from DDJ Capital Management, LLC. The proceeds of $48.5 million were used (i) to fund the MDLLC Acquisition and (ii) to fund transaction costs associated with the MDLLC Acquisition.  We incurred approximately $1.6 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers’ discount of $0.6 million. On August 22, 2013, we issued $3.8 million of   9 7/8% Senior Subordinated Notes due 2017 to Alejandro Dosoretz pursuant to the terms of an Earnout Agreement relating to the MDLLC Acquisition.

In August 2011, we entered into a lease line of credit with a financial institution for the purpose of obtaining financing for medical equipment purchases in the commitment amount of $12.5 million.  The commitment, subject to various restrictions, is scheduled to be available through November 2011.  We had utilized approximately $8.7 million under the lease line of credit.

Senior Secured Second Lien Notes

On May 10, 2012, we issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017 (the “Secured Notes”).

The Secured Notes were issued pursuant to an indenture, dated May 10, 2012 (the “Secured Notes Indenture”), the Company, the guarantors signatory thereto and Wilmington Trust, National Association. The Secured Notes are senior secured second lien obligations of the Company and are guaranteed on a senior secured second lien basis by the Company, and each of our domestic subsidiaries to the extent such guarantor is a guarantor of the Company’s obligations under the Revolving Credit Facility (as defined below).

Interest is payable on the Secured Notes on each May 15 and November 15, commencing November 15, 2012. We may redeem some or all of the Secured Notes at any time prior to May 15, 2014 at a price equal to 100% of the principal amount of the Secured Notes redeemed plus accrued and unpaid interest, if any, and an applicable make-whole premium. On or after May 15, 2014, we may redeem some or all of the Secured Notes at redemption prices set forth in the Secured Notes Indenture. In addition, at any time prior to May 15, 2014, we may redeem up to 35% of the aggregate principal amount of the Secured Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

The Secured Notes Indenture contains covenants that, among other things, restrict the ability for us, and certain of our subsidiaries to incur, assume or guarantee additional indebtedness; pay dividends or redeem or repurchase capital stock; make other restricted payments; incur liens; redeem debt that is junior in right of payment to the Secured Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into mergers or consolidations; and enter into transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications. In addition, in certain circumstances, if the Company sells assets or experiences certain changes of control, it must offer to purchase the Secured Notes.

We used the proceeds to repay our existing senior secured revolving credit facility and the Term Loan B portion of our senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility described below, and to pay related fees and expenses. Any remaining net proceeds will be used for general corporate purposes.

Credit Agreement

On May 10, 2012, we entered into the Credit Agreement (the “Credit Agreement”) among Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto. On August 28, 2013, we entered into an Amendment Agreement (the “Amendment Agreement”) to the credit agreement among the institutions from time to time party thereto as lenders, the Administrative Agent named therein and the other agents and arrangers named therein, dated as of May 10, 2012 (the “Original Credit Agreement” and, as amended and restated by the Amendment Agreement, the “Credit Agreement”).  Pursuant to the terms of the Amendment Agreement the amendments to the Original Credit Agreement became effective on August 29, 2013.

The Credit Agreement provides for credit facilities consisting of (i) a $90 million term loan facility (the “Term Facility”) and (ii) a revolving credit facility provided for up to $100 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Facility, the “Credit Facilities”).  The Term Facility and the Revolving Credit Facility each have a maturity date of October 15, 2016.

Loans under the Revolving Credit Facility and the Term Facility are subject to the following interest rates:

(a) for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to (i) a floating index rate per annum equal to (A) the rate per annum determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period appearing on Reuters Screen LIBOR01 Page as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (B) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D) (provided that solely with respect to loans under the Term Facility, such floating index rate shall not be less than 1.00% per annum), plus (ii) an applicable margin (A) based upon a total leverage pricing grid for loans under the Revolving Credit Facility or (B) equal to 6.50% per annum for loans under the Term Facility; and

(b) for loans which are base rate loans, at a rate per annum equal to (i) a floating index rate per annum equal to the greatest of (A) the Administrative Agent’s prime lending rate at such time, (B) the overnight federal funds rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar loan with a one-month interest period commencing on such day plus 1.00% (provided that solely with respect to loans under the Term Facility, such floating index rate shall not be less than 2.00% per annum), plus (ii) an applicable margin (A) based upon a total leverage pricing grid for loans under the Revolving Credit Facility or (B) equal to 5.50% per annum for loans under the Term Facility.

We will pay certain recurring fees with respect to the Credit Facilities, including (i) fees on the unused commitments of the lenders under the Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) for us and certain of our subsidiaries to:  incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of our subsidiaries to make distributions, advances and asset transfers.  In addition, as of the last business day of each month, we will be required to maintain a certain minimum amount of unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility of not less than $15.0 million.

The Credit Agreement contains customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross default to other material indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation and a change of control.

The obligations under the Credit Facilities are guaranteed by us and certain of our direct and indirect wholly-owned domestic subsidiaries.

The Credit Facilities and certain interest rate protection and other hedging arrangements provided by lenders under the Credit Facilities or its affiliates are secured on a first priority basis by security interests in substantially all of the Company’s and each guarantor’s tangible and intangible assets (subject to certain exceptions).

The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at September 30, 2013		Level at September 30, 2013
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$124.2 million

The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of September 30, 2013.

We believe available borrowings under our credit facilities, together with our cash flows from operations, will be sufficient to fund our currently anticipated operating requirements. To the extent available borrowings and cash flows from operations are insufficient to fund future requirements, negotiate additional credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase our senior secured credit facilities, secure additional bank borrowings or lease line of credit or complete additional debt or equity financings on terms favorable to us or at all. Our ability to meet our funding needs could be adversely affected if we experience a decline in our results of operations, or if we violate the covenants and other restrictions to which we are subject under our senior secured credit facilities.

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

As of March 31, 2010, the related party lessors completed the refinancing of certain of their respective mortgages to remove the personal guarantees of the debt related thereto. As a result, we derecognized approximately $64.8 million in real estate subject to finance obligation, $67.7 million in finance obligation and recorded approximately $2.9 million of deferred gains that will be amortized as a reduction of rent expense over 15 years. In addition, we entered into a new master lease arrangement with the landlord on 28 properties. The initial term of the master lease is 15 years with four 5 year renewal options. Annual payments, including executory costs, total approximately $13.4 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. During 2011 the related party lessors completed construction of 2 properties. Upon completion we entered into a new master lease arrangement with the related party lessors for these 2 properties as well as an existing property. The initial term of the new master lease arrangement is 15 years with four 5 year renewal options.  Annual payments, including executory costs, total approximately $0.7 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index. The amount of finance obligations related to properties that have not been derecognized as well as two properties under development as of September 30, 2013 and December 31, 2012 was $22.4 million and $17.2 million, respectively.

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

Acquisitions and Developments

The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,		Nine Months Ended September 30,
	2011	2012	2013
Treatment centers at beginning of period	95	127	126
Internally developed / reopened	1	2	2
Transitioned to freestanding	—	2	—
Internally (consolidated / closed / sold)	(5)	(3)	(3)
Acquired	33	2	7
Hospital-based / other groups	3	(2)	—
Hospital-based (ended / transitioned)	—	(2)	—
Treatment centers at period end	127	126	132
Number of regions at period end	9	9	9
Number of local markets at period end	28	28	28

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

In July 2013, we purchased a company, which operates a radiation treatment center in Tijuana, Mexico for approximately $1.6 million. The acquisition of this operating treatment center expands our presence in the international markets.

In July 2013, we purchased the remaining 38.0% interest in a joint venture radiation facility, located in Woonsocket, Rhode Island from our hospital partner for approximately $1.5 million.

During 2013, we acquired the assets of several physician practices in Arizona, North Carolina, and New Jersey for approximately $0.1 million. The physician practices provide synergistic clinical services and an integrated cancer care service to our patients in the respective markets in which we provide radiation therapy treatment services.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

In July 2013, we signed a contract to extend our relationship with Northern Westchester Hospital in Westchester County, NY for an additional 8 years. We will continue to provide advanced technical and administrative services to the hospital, continuing our longstanding partnership to serve patients in the region.

In September 2013, we signed a value added services agreement with Mercy Medical Center in Redding, CA, part of Dignity Health, to provide oncology services. This agreement adds to our presence in the strategic market of California, where we recently expanded operations through the acquisition of Oncure.

In September 2013, we were awarded a hospital contract to provide radiation oncology treatment services at the Naval Hospital in Argentina.

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

In May and July 2013, we closed two radiation treatment facilities in Lee County — Florida, as a result of the purchase of the 5 radiation oncology practices in Lee/Collier counties in Southwest Florida.

In June 2013, we entered into a “stalking horse” investment agreement to acquire OnCure Holdings, Inc. (together with its subsidiaries, “OnCure”) upon effectiveness of its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code for approximately $125.0 million, including $42.5 million in cash (plus covering certain expenses and subject to working capital adjustments) and up to $82.5 million in assumed debt ($7.5 million of assumed debt will be released assuming certain OnCure centers achieve a minimum level of EBITDA). We funded an initial deposit of approximately $5.0 million into an escrow account and is reflected as restricted cash on our balance sheet.

         On October 25, 2013, we completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from our senior secured credit facility and the assumption of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature on January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions.

OnCure operates radiation oncology treatment centers for cancer patients. It contracts with radiation oncology physician groups and their radiation oncologists through long-term management services agreements to offer cancer patients a comprehensive range of radiation oncology treatment options, including most traditional and next generation services. OnCure provides services to a network of 11 physician groups that treat cancer patients at its 33 radiation oncology treatment centers, making it one of the largest strategically located networks of radiation oncology service providers. OnCure has treatment centers located in California, Florida and Indiana, where it provides the physician groups with the use of the facilities and with certain clinical services of treatment center staff, and administers the non-medical business functions of the treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management and compliance, purchasing, information systems, accounting, human resource management and physician succession planning.

We believe that the acquisition of OnCure offers the potential for substantial strategic and financial benefits. The transaction will enhance our scale, increasing the number of radiation centers by over 25%.  It will provide opportunity for us to leverage our infrastructure and footprint to achieve significant operating synergies.  In addition, it will broaden and deepen our ability to offer advanced cancer care to patients throughout the U.S. and offers significant expansion opportunity for integrated cancer care model across the combined portfolio.

On October 30, 2013, we acquired the assets of a radiation oncology practice located in Roanoke Rapids, North Carolina for approximately $2.2 million. We plan to refurbish the facility and upgrade to the latest advanced technologies. The acquisition of the radiation oncology practice further expands our presence in the eastern North Carolina market.

As of September 30, 2013, we have four additional de novo radiation treatment centers located in New York, Bolivia, Dominican Republic and North Carolina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

We have been selected by a consortium of leading New York academic medical centers (including Memorial Sloan-Kettering Cancer Center, Beth Israel Medical Center/Continuum Health System, NYU Langone Medical Center, Mt. Sinai Medical Center, and Montefiore Medical Center) to serve as the developer and manager of a proton beam therapy center to be constructed in Manhattan. The project is in the final stages of certificate of need approval. We expect to invest approximately $10,000,000 in the project and will have an approximate 28.5% ownership interest. On October 3, 2013, NYU Langone Medical Center sent a 60 day notice of withdrawal from the consortium. Unless this notice is rescinded, this will result in an increase in our equity interest by approximately 3%, with an increased capital investment of approximately $2.0 million. We will also receive a management fee of 5% of collected revenues. In connection with our role as manager, we have accounted for our interest in the center as an equity method investment. The center is expected to commence operations in late-2016.

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

During the nine months ended September 30, 2013 and 2012, approximately 45% and 46%, respectively, of our U.S. domestic net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Goodwill and Other Intangible Assets

On July 8, 2013, the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program released its 2014 preliminary physician fee schedule.  The preliminary physician fee schedule proposes a 5% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provides a 60 day comment period and the final rule is expected in late November.  If the final rule maintains the current proposed rate reductions, we may record an impairment charge for goodwill and indefinite-lived intangibles assets. We expect the final ruling to be released in late November, 2013. As a result our operating results could be materially impacted if the proposed rate decrease is implemented.

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

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2012, we determined that the valuation allowance was approximately $82.3 million, consisting of $70.3 million against federal deferred tax assets and $12.0 million against state deferred tax assets.  The valuation allowance increased approximately $36.8 million from $45.5 million in 2011. The valuation allowance remained unchanged at September 30, 2013.

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

During 2012, we closed a US Federal income tax examination for tax years 2007 through 2008.  All issues proposed have been agreed to with the exception of interest and penalties for which an accrual of $2.2 million is recorded. During the third quarter of 2013, we closed the federal income tax audit related to calendar year 2009 with no material adjustments. We closed the New York State audit for tax years 2006 through 2008 with a favorable result during the first quarter of 2013.

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

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of September 30, 2013, we have interest rate exposure on $-0- million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $-0- million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Foreign currency derivative contracts

Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact our results of operations. We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. Since our acquisition of Medical Developers, each quarter we have entered into foreign exchange option contracts that expire in one year. We did not enter into any hedge agreements during the quarters ended June 30, and September 30, 2013 due to a combination of the volatility in the Argentine Peso and the cost and potential benefit of such hedges. Because our Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, the adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the amount of the Argentine Peso’s weakening relative to the U.S. Dollar above the local inflation rate less the economic benefit of hedges in place (if any) and less the cost of the option contracts in effect, which was approximately $0.3 million at September 30, 2013. With respect to a strengthening Argentine Peso against the U.S. dollar versus inflationary expectations, the estimated favorable impact on net income for an Argentine Peso that is 5%, 10% and 15% stronger than inflationary expectations, will be $(0.1) million, $0.0 million and $0.1 million to our consolidated results, respectively, which includes the cost of the option contracts in effect. Under our foreign currency management program, we expect to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. We do not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. Our current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss on foreign currency derivative contracts on the condensed consolidated statements of operations and comprehensive loss. For nine months ended September 30, 2013 and 2012, we incurred a loss of approximately $0.3 million and $1.0 million, respectively, relating to the fair market valuation of our foreign currency derivative program.

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

As of September 30, 2013, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weakness that we identified in the fourth quarter 2012 related to the valuation of goodwill. As this control is an annual control that we will perform and test during the fourth quarter 2013 we have not been able to perform and test it as of September 30, 2013.

During the quarter ended September 30, 2013, we implemented certain changes to our internal control over financial reporting to address the material weakness in our internal control over financial reporting that was identified during the year ended December 31, 2012.

The Company has developed a specific action plan to enhance the reliability and effectiveness of our control procedures. We believe that these actions and the resulting improvements in controls address the material weakness relating to the valuation of goodwill that we identified as of December 31, 2012. As part of our 2013 assessment of internal control over financial reporting, we will test and evaluate these additional controls to assess whether they are operating effectively.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

We are involved in certain legal actions and claims that arise in the ordinary course of our business.  We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision.  The specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of September 30, 2013.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 48%, 48%, 45% and 45% of our U.S. domestic net patient service revenue for the years ended December 31, 2010, 2011, 2012 and for the nine months ended September 30, 2013, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid payment. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. The Centers for Medicare & Medicaid Services (“CMS”) can change these schedules and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

In the final Medicare 2013 Physician Fee Schedule, CMS reduced payments for radiation oncology by 7 percent.  This reduction related to (1) the fourth year of the four-year transition to the utilization of new Physician Practice Information Survey (PPIS) data, (2) a change in equipment interest rate assumptions, (3) budget neutrality effects of a proposal to create a new discharge care management code, (4) input changes for certain radiation therapy procedures, and (5) certain other revised radiation oncology codes.  The largest of these changes (accounting for 4 percent of the gross reduction) reflected the transition of the final 25 percent of PPIS data used in the Practice Expense Relative Value Unit (PERVU) methodology.  The change in the CMS interest rate policy (accounting for 3 percent of the gross reduction) reduced interest rate assumptions in the CMS database from 11 percent to a sliding scale of 5.5 percent to 8 percent.  CMS also finalized its proposal to create a HCPCS G-code to describe transition care management from a hospital or other institutional stay to a primary physician in the community (accounting for 1 percent of the gross reduction).  While this policy benefited primary care, non-primary care physicians are impacted due to the budget-neutrality of the PFS.  The rule also made adjustments (accounting for 1 percent of the gross reduction) due to the use of new time of care assumptions for intensity-modulated radiation therapy (IMRT) and stereotactic body radiation therapy (SBRT).  Although the proposed reductions in time of care assumptions alone would have resulted in a gross 7 percent reduction to radiation oncology, CMS in its final rule included updated cost data submitted by the radiation oncology community for code inputs which reversed the vast majority of the reduction resulting from the new time of care assumptions. Total gross reductions in the final rule were offset by a 2 percent increase due to certain other revised radiation oncology codes, which resulted in a total net reduction to radiation oncology of 7 percent.

In the proposed Medicare 2014 Physician Fee Schedule, CMS proposes to reduce payments for radiation oncology by 5 percent overall.  This reduction relates to (1) a cap on certain radiation oncology services at the OPD/ASC rate [-4%]; reductions to certain radiation oncology codes due to Medicare Economic Index (MEI) revisions [-2%]; and offsetting minor increases due to other aspects of the fee schedule [+1%].  Because the cap and MEI policies only apply to freestanding settings, the cut to freestanding centers would likely be closer to 8%, while hospital-based radiation oncologists receive an increase in payment under the proposal.  CMS notes in the proposed rule, due to budget neutrality requirements relating to the MEI policy, the 2014 conversion factor is estimated to be $35.665 (assuming no SGR cuts), rather than the current 2013 conversion factor of $34.023.

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

We have $850.1 million of total debt outstanding. Subject to the limits contained in the indenture governing our notes and our senior secured credit facilities, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Our international subsidiaries accounted for $67.7 million and $61.1 million or 12.7% and 11.6%, of our revenues for the nine months ended September 30, 2013 and 2012, respectively.

Our financial results may suffer if we have to write-off goodwill or other intangible assets.

A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for approximately 55.2% and 56.4% of the total assets on our balance sheet as of September 30, 2013 and December 31, 2012, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations. For the year ended December 31, 2010, we wrote-off approximately $91.2 million in goodwill as a result of our annual impairment test and an additional $2.5 million as a result of closing certain radiation treatment centers. For the year ended December 31, 2011, we wrote-off approximately $360.6 million in goodwill, trade name, leasehold improvements and other investments as a result of our annual impairment testing of our goodwill and indefinite-lived intangible assets and rebranding initiatives relating to our trade name. For the year ended December 31, 2012, we wrote-off approximately $81.0 million in goodwill and leasehold improvements as a result of our interim impairment testing of our goodwill and indefinite-lived intangible assets.

On July 8, 2013, the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program released its 2014 preliminary physician fee schedule.  The preliminary physician fee schedule proposes a 5% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provides a 60 day comment period and the final rule is expected in late November.  If the final rule maintains the current proposed rate reductions, we may record an impairment charge for goodwill and indefinite-lived intangibles assets. We expect the final ruling to be released in late November, 2013. As a result our operating results could be materially impacted if the proposed rate decrease is implemented.

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

4.1

Indenture, dated as of October 25, 2013, by and among OnCure Holdings, Inc., its subsidiaries named therein, Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and its subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent, incorporated by reference to Exhibit 4.1 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on October 30, 2013.

4.2

First Supplemental Indenture, dated as of October 30, 2013 by and among OnCure Holdings, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee and collateral agent, to the Indenture, dated as May 10, 2012, by and among Radiation Therapy Services, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent.

4.3

Eighth Supplemental Indenture, dated as of August 22, 2013, among Radiation Therapy Services, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated as of April 20, 2010, by and among Radiation Therapy Services, Inc., each guarantor named therein and Wells Fargo Bank, National Association, as trustee.

4.4

Ninth Supplemental Indenture, dated as of October 30, 2013, among Radiation Therapy Services, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated as of April 20, 2010, by and among Radiation Therapy Services, Inc., each guarantor named therein and Wells Fargo Bank, National Association, as trustee.

10.1

Amendment Agreement, dated as of August 28, 2013, among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries identified therein, the lenders signatory thereto and Wells Fargo Bank, National Association as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to Radiation Therapy Services Holdings, Inc.’s Current Report on Form 8-K filed on August 29, 2013.

10.2	Supplement No. 1 dated as of October 30, 2013 to the Guaranty and Collateral Agreement, dated as of May 10, 2012.

10.3	Supplement No. 2 dated as of October 30, 2013 to the Guaranty and Collateral Agreement, dated as of May 10, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Radiation Therapy Services Holdings, Inc. Quarterly Report on Form 10-Q for the period September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at September 30, 2013 and December 31, 2012 (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012 (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (iv) Notes to Interim Condensed Consolidated Financial Statements.

+              Management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES HOLDINGS, INC.

Date: November 14, 2013

By:	/s/ BRYAN J. CAREY
Bryan J. Carey
Chief Financial Officer