Form 10-K
period 2013-12-31
21st Century Oncology Holdings, Inc.
filed 2014-05-01
CIK 1503518

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-170812

21ST CENTURY ONCOLOGY HOLDINGS, INC.
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

         As of March 1, 2014, there were 1,028 shares of the registrant's common stock, $0.01 par value per share, issued and outstanding, all of which are 100% owned by 21st Century Oncology Investments, LLC.

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

PART I

Item 1.    Business

        References in this Annual Report on Form 10-K to "we", "us", "our" and "the Company" are references to 21st Century Oncology Holdings, Inc. (formerly known as Radiation Therapy Services Holdings, Inc.) and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise or unless indicated otherwise. References in this Annual Report on Form 10-K to "Parent" and "21CH" are references to 21st Century Oncology Holdings, Inc. and not to its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates. References in this Annual Report on Form 10-K to "21C" are references to 21st Century Oncology, Inc. (formerly known as Radiation Therapy Services, Inc.), 21CH's direct subsidiary. References in this Annual Report on Form 10-K to "our treatment centers" refer to owned, managed and hospital based treatment centers.

 Our Company

        We are the leading global, physician-led provider of integrated cancer care ("ICC") services. Our physicians provide comprehensive, academic quality, cost-effective coordinated care for cancer patients in personal and convenient community settings (our "ICC model"). We believe we offer a powerful value proposition to patients, hospital systems, payers and risk-taking physician groups by delivering high quality care and first rate clinical outcomes at lower overall costs through outpatient settings, clinical excellence, physician coordination and scaled efficiency.

        We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of December 31, 2013, was comprised of approximately 671 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. Our physicians provide medical services at approximately 304 locations, including our 163 radiation therapy centers, of which 41 operate in partnership with health systems. Our cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 16 states. Our 33 international treatment centers in six Latin American markets are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets.

        Our operating philosophy is to provide academic center level care to cancer patients in a community setting. To act on this philosophy, we employ or affiliate with leading physicians and provide them with the advanced medical technology necessary to achieve optimal clinical outcomes across a full spectrum of oncologic disease in each local market. In support of our physicians and technologies, we also develop and invest in medical management software, training programs for our staff and business enterprise systems to allow for rapid diffusion of clinical initiatives and continuous quality and performance improvement. In addition, we maintain strong clinical research relationships with multiple academic centers of excellence and cooperative research groups, gaining access to cutting edge treatments and making them available to our patients often years in advance of their commercial introduction to the marketplace. As a result, we attract and retain talented physician leaders by providing opportunities to work in a stimulating clinical environment offering superior end-to-end resources and designed to deliver high quality patient care.

        Our Company was founded in 1983 by a group of physicians that came together to deliver academic level quality radiation therapy at the community level. With significant investment in clinical programs, operating infrastructure and business systems, we expanded our delivery of sophisticated radiation therapy services domestically and then globally. Given the changing healthcare landscape, increased focus on lower cost, higher quality care and potential for value-based reimbursement, we built a more complete and integrated cancer care platform to better meet the needs of patients, physicians and payers. As a result, we proactively broadened our provision of care to include a full spectrum of cancer care services by employing and affiliating with physicians in the related specialties of medical oncology, breast, gynecological and general surgery, urology and primary care. This innovative approach to cancer care through our ICC model enables us to collaborate across our physician base, integrate services and payments for related medical needs and disseminate best practices. We believe this results in better cancer care to patients, a stronger presence in each market we serve and the ability to capitalize on changes and developments in the payment and delivery landscape.

        We have demonstrated an ability to grow our business through various environments, and we believe our business is poised for accelerated success given the current industry focus on delivering high quality care in a lower cost setting. The key components of our business model include:

  •
  Differentiated Scale—We are approximately 3.3 times larger than our next largest competitor, based on average treatments per day, which differentiates us with key stakeholders. Domestically, we have over 21,000 cases and perform over 500,000 treatments on an annual basis. As a result of our scale, we believe we have a higher level of efficiency and clinical and operational sophistication that health systems seek in partners and payers seek for nationwide or innovative contracts. In addition, our scale makes us the destination of choice for acquisition candidates and physicians pursuing alignment with larger enterprises.

  •
  Integrated Cancer Care Model—Developed to further penetrate existing markets and provide for enhanced clinical care, we believe our ICC model positions us as a key partner for payers, physicians and hospital systems today and to become an important part of any clinical enterprise of the future that seeks superior outcomes at predictable and affordable costs.

  •
  Health System Partnerships—Capitalizes on the trend of health systems leveraging partners to improve their oncology service offering and help manage the strategic, operational and financial challenges stemming from healthcare reform. These challenges include the pressure to contain healthcare costs, align with key physician resources and manage competitive demands for capital.

  •
  Collaborative Payment Arrangements—Proactively developed multiple coordinated and collaborative relationships with key payers and other industry participants to create alternative payment mechanisms to reduce cost and improve quality. For example, we developed and implemented the nation's first bundled payment radiation therapy program with a national private payer, and we are continually in discussions with payers to develop additional mutually beneficial payment arrangements. We also led the formation of an industry group to coordinate providers into a unified and collaborative relationship in order to work with both commercial and government payers on approaches to transition to bundled payments for an episode of care based on evidence-based pathways.

        In addition to our demonstrated success in varied environments, we have capitalized on the strength and breadth of our platform to develop new growth opportunities. Examples of such initiatives include our entry into and growth in international markets and our development and monetization of unique value-added services.

  •
  Entry Into and Expansion in International Markets—In 2011, we acquired and partnered with the highly sophisticated management team of Medical Developers, LLC ("MDLLC") the largest company in Latin America dedicated to radiation therapy. This investment was very attractive due to the increasing demand in that market for cancer treatment services created by a significantly underserved patient population, increased detection, a growing middle-class and expanded insurance access. MDLLC provides us the opportunity for enhanced growth rates, diversified payment sources, leveraging of best practices into a new global market and efficient equipment utilization.

  •
  Value-Added Services—Developed new revenue sources by leveraging our internally developed capabilities and resources including technology, clinical protocols, physician breadth and expertise and care management services. This provides incremental high-margin diversifying revenue lines for us and often serves as an entry point for new geographies and customer relationships. For example, our CarePoint service line leverages our cancer care management capabilities to provide a range of solutions up to and including comprehensive oncology care management solutions to insurers or other entities that are financially responsible for the health of defined populations. This provides us a new source of revenue and CarePoint contracts may serve as an entry point for new markets for our cancer treatment services.

        We have grown through a combination of organic, internally developed ("de novo"), acquisition and joint venture opportunities and innovative payer and hospital system relationships. We believe these major avenues for growth will become increasingly attractive as our scale, sophistication and clinical capabilities continue to distinguish us from our competition. As a result, we will continue to employ or affiliate with quality physicians, acquire freestanding radiation oncology centers and partner with leading health systems and payers as a result of the superior value proposition we provide each of these constituents:

  •
  Physicians—We believe physicians choose to join us because of our physician-focused culture, best-in-class clinical and research platform focused on oncology and affiliations with leading academic programs, as well as the ability to enhance income. Physician income is typically enhanced at the Company due to the breadth of our services, our focus on technology, the benefits of our ICC model and our scale and our effective business office capabilities.

  •
  Freestanding Centers—Independent radiation businesses choose to join us because mounting pressures on their businesses make affiliation with a scaled and sophisticated partner beneficial. After acquiring a center, we typically upgrade existing equipment and technologies, implement our proprietary treatment and delivery tools, leverage our effective business office capabilities, develop ICC relationships and enable access to our contracts, all of which should dramatically improve the financial performance of the acquired center.

  •
  Health Systems—We believe health systems choose to partner with us due to our shared operating philosophy, enhanced patient care and access, strong physician leadership and ICC approach, all of which lead to a superior ability to attract and retain key specialists. We provide a flexible approach to health system partnerships which can include joint ventures, management agreements, hospital-based and/or freestanding locations and fully outsourced relationships.

  •
  Payers—We believe payers choose to partner with us as a result of our evidence-based clinical pathways, strong and integrated local market presence and ability to coordinate patient care in the most appropriate setting with lower cost and transparent pricing. We have leading market share in most of our local markets, and we seek to employ or affiliate with the highest quality physicians in all cancer related specialties. In addition, we track and measure clinical data to both evaluate treatment effectiveness and innovate new paradigms for payment methodologies.

        For the year ended December 31, 2013, we generated total revenues of $736.5 million. During this time period, 87.7% of our net revenue was derived from our integrated operations in North America, and 12.3% of our net revenue was derived from our operations in Latin America.

        In October 2013, we closed on our acquisition of OnCure Holdings, Inc. ("OnCure"), which comprises 33 radiation therapy centers and 11 radiation oncology physician groups in Florida, California and Indiana (the "OnCure Acquisition"). This level of revenue represents a 15% increase in our revenue for the year ended December 31, 2012. In addition, on February 10, 2014, we completed our investment in Florida-based SFRO Holdings, LLC ("SFRO"), acquiring 65% of the equity interests in SFRO, increasing the number of our radiation therapy treatment centers by 21 and adding 88 additional ICC and radiation oncology physicians (the "SFRO Joint Venture"). OnCure and SFRO are expected to add approximately 694 and 591 average treatments per day, respectively, increasing our total treatments per day to approximately 4,750.

        We were incorporated on October 9, 2007 under the name Radiation Therapy Services Holdings, Inc. and currently exist as a Delaware Corporation. On December 5, 2013, we changed our name to 21st Century Oncology Holdings, Inc. Our business was originally formed in 1983. We were acquired in 2008 pursuant to the Merger by affiliates of Vestar Capital Partners ("Vestar"). Our principal executive office is located at 2270 Colonial Boulevard, Fort Myers, Florida 33907 and our telephone number is (239) 931-7275. The address of our main website is www.21co.com.

Industry Trends

        Cancer treatment is an important, large and growing market globally. We operate in the $290 billion global cancer care market, of which the domestic market comprises approximately $125 billion, as of 2010. Cancer is the second leading cause of death in the United States and globally. According to the most recent data available from the World Health Organization, global cancer prevalence includes approximately 29 million cases with approximately 13 million new cases and approximately 8 million cancer-related deaths per year. In addition to the scale of the current addressable market, cancer incidence in the United States is estimated to grow at an approximately 2% rate annually through 2030, with an outsized proportion of treatments occurring in outpatient settings which are expected to grow at approximately 31% compared to approximately 3% for inpatient services, from 2013 to 2023. As the population ages, the number of U.S. cancer diagnoses is expected to continue to increase, as approximately 77% of all cancers diagnosed from 2006 to 2010 were in persons 55 years of age and older. Additionally, since 2006, the percentage of cancer cases addressed by radiation has grown from approximately 55% to nearly two-thirds.

        We believe we are well-positioned to benefit from other major trends currently affecting the healthcare services markets in which we compete, including:

Focus on Cost Containment in Healthcare

        Rising healthcare costs have continued to strain federal, state and local, as well as employer and patient budgets. In addition, domestic cancer costs are projected to grow from $125 billion in 2010 to $207 billion by 2020, and oncology is typically one of the top two largest cost categories for health plans. Efficient management of cancer care across the patient continuum through utilizing more efficient outpatient settings, which can cost approximately 14% less for commercial payers than other alternatives, and coordination across medical disciplines represents a significant opportunity to contain and reduce overall healthcare costs while improving quality and outcomes. In addition, newly developed health insurance exchanges may ultimately present a significant opportunity for us, as payers look to contract with high quality, low cost providers in local markets, like us. We believe we are well positioned to benefit from this trend as the largest provider of lower cost, convenient and high clinical quality cancer care service in outpatient settings. This will also be of increased importance as patients have an increased responsibility for their healthcare costs.

Shift Towards Coordinated Care

        Recent healthcare legislation, continued cost pressures on payers, and the increase in the number of patients with complex conditions will likely create significant opportunities for cost-effective, sophisticated providers that can offer coordinated, integrated care delivery. Private payers are increasingly moving toward narrow networks and directing patients to the most coordinated and cost-effective providers of care. Additionally, certain health reform initiatives promote the transition from traditional fee-for-service payment models to more "value-based" or "capitated" payment models where overall outcomes and census management are more important success factors than the number of procedures delivered. These trends require improved care coordination and communication throughout an episode of care to enable providers to analyze patient data and identify more effective treatment protocols that ultimately improve outcomes and reduce costs. To meet these goals, we have authored and maintain a set of best clinical practice guidelines for each of the major cancer diagnoses. The guidelines are based on widely recognized consensus expert group statements and supporting medical literature and serve as the foundation of our efforts to achieve a consistently high level of care throughout our Company. Our physicians interact with the guidelines in real-time and at the point of care through use of our online treatment prescription and medical record systems in order to help guide their clinical decisions toward the most appropriate and effective medical management for their patient.

        We have an established history of offering high quality, cost effective integrated services and developing the related infrastructure to ensure coordinated care across specialists. We believe we are well positioned for the changing delivery landscape where payers are searching for partners to help manage medical costs without sacrificing care.

Dynamics Impacting Health Systems

        Many hospitals and health systems recognize the strategic, operational and financial challenges stemming from healthcare reform, the burgeoning efforts to contain healthcare costs, and growing consumer preference for treatment in more comfortable community care settings. In response, many health systems are developing strategies to reduce operating costs, align with physicians, create additional service lines, expand their geographic footprint and service locations and prepare for new value-based payment models. A growing number of health systems are entering into strategic partnerships with select provider organizations in order to achieve these goals. Provider organizations, such as ours, can often provide a high degree of specialization, more efficient outpatient facilities, best practices learned from a nationwide network, scaled operating systems, and financial capital to help healthcare systems meet their goals. We currently have 41 radiation oncology centers in strategic operational partnerships with health systems where we provide a variety of services that leverage our capabilities to support their communities.

Continued Provider Consolidation Driven by Changing Environment

        Consolidation among healthcare providers, including facility operators and clinicians, is expected to continue due to increasing cost pressure and greater complexities as well as requirements imposed by new payment, reporting and delivery systems. Independent physicians are increasingly becoming employed by hospitals or affiliated with larger group practices like ours. For instance since 2010, we have expanded our physician base by 183%. In addition, recent reimbursement cuts in our industry, coupled with the high cost of technology and the necessity of coordination of care, have contributed to a more rapid pace of consolidation relative to prior years. As the largest global, physician-led provider of integrated cancer care, we believe we are well positioned to be an acquisition partner of choice due to our well developed business model, economies of scale and efficient technology utilization. We believe our ability to create value through accretive acquisitions at attractive valuations and increase physician efficiency in both the United States and globally creates a significant opportunity to leverage our core competencies while further expanding our global footprint. We expect that the current operating environment will continue to produce an attractive pipeline of accretive acquisitions and physician employment and affiliation opportunities in existing and adjacent markets.

        The radiation therapy and related physician specialist landscape is highly fragmented. In 2013, there were approximately 2,350 locations providing radiation therapy in the United States, of which approximately 1,100 were freestanding, or non-hospital based, treatment centers. Approximately 25% of freestanding treatment centers are affiliated with the largest three provider networks, with the Company holding approximately 13% of the freestanding market. It is estimated that there are approximately 793,000 physicians in the United States today, of which 36% remain independent as compared to well over 50% a decade ago. The Latin American radiation therapy market is similarly fragmented with most competition coming primarily from hospitals and some smaller local groups. In Argentina, we are the largest radiation therapy provider, with particularly strong market positions in Buenos Aires, Cordoba, La Plata and Mendoza. In the majority of other Latin American markets that we serve, we are the number one or number two provider.

Service and Treatment Offerings

        Beginning from a foundation of high-quality radiation therapy centers, we have subsequently developed a clinically integrated network of multiple medical disciplines in order to provide a comprehensive set of cancer care services for our patients. In many markets, we employ medical oncologists, breast surgeons, colorectal surgeons, urologists, gynecologic oncologists and other medical professionals whose surgical and medical skills complement our legacy radiation oncology services to complete the end-to-end care of the cancer patient. By leveraging our clinical data management systems, best practices clinical pathway models and clinical performance metrics developed and refined over many years on the radiation therapy side of the business, we have been able to achieve effective care coordination among these other disciplines and an overall level of medical practice comparable to that observed at the best academic cancer centers in the US.

        What is particularly unique to our model is its ability to provide a high level of comprehensive and coordinated cancer care in the community setting. Many of our competitors in our markets instead consist of single-specialty practices offering more fragmented care. Further differentiating from our competitors is our capacity in each market to provide a complete selection of advanced radiotherapy services that may otherwise be locally unavailable. In addition, we provide support services including psychological and nutritional counseling as well as transportation assistance (consistent with regulatory guidelines).

        Resulting from our radiotherapy and medical management expertise, we were recently selected as the developer and managing partner of the first proton beam therapy center in New York. Our partners include five of the largest cancer care programs at key local academic institutions including Memorial Sloan-Kettering, Mt. Sinai, Continuum and Montefiore. We anticipate the proton center to be operational in late 2016. In addition, we have started beta testing adaptive radiotherapy, a sophisticated technology that allows for near real-time adaptation of radiation dose delivery to anatomic changes that occur during a treatment course, and have created an internal development group to focus on refining and commercializing both of this future critical technology.

        Broadly speaking, there are two categories of radiation therapy. External beam therapy involves directing a high-energy x-ray beam generated from a linear accelerator to a patient's tumor. Radiotherapy equipment varies as some devices are better for treating cancers near the surface of the skin and others are better for treating cancers deeper in the body. A course of external beam radiation therapy typically ranges from 10 to 40 treatments and depends on the total radiation dose necessary to achieve a specific therapeutic goal. Internal radiation therapy, also called brachytherapy, involves the placement of a radiation-emitting element within or adjacent to the patient's tumor. Brachytherapy usually requires an operating room procedure for either permanent insertion of the radiation source in the cancerous organ or insertion of thin plastic catheters in and around the diseased organ to allow for temporary placement of a radiation source after which both the source and the tubes are removed from the body. Internal radiation therapy delivers a higher dose of radiation in a shorter time than is possible with external beam treatments. Internal radiation therapy is typically used for cancers of the prostate, cervix, breast, lung and esophagus.

        The following table sets forth the forms of radiation therapy treatments and advanced services that we currently offer:

Technologies	Description
External Beam Therapy
Conformal Radiation Therapy	A process of creating a radiation treatment field that matches precisely the size and shape of the intended target tumor or organ. This customization of the treatment to the diseased tissue allows for better sparing of surrounding healthy, unaffected organs than conventional treatment technologies.
Intensity Modulated Radiation Therapy

A process of adjusting the intensity of the radiation beam in addition to shaping the radiation dose to match the size and shape of the treated tumor, resulting in higher degree of precision than conformal therapy. The net clinical result of this technology is the safe delivery of higher, more effective radiation doses to tumors.

Stereotactic Radiosurgery

A process of delivering highly precise, high-dose radiation to small tumors. Stereotactic radiosurgery utilizes additional treatment technologies to deliver treatment with greater precision and accuracy than either IMRT or conformal therapy. Historically, stereotactic radiosurgery was used for brain tumors, but recent advancements in imaging and radiation delivery technologies have allowed for expanding applications of this technology to the treatment of extra-cranial cancers.

Internal Radiation Therapy
High-Dose Rate Brachytherapy	Enables radiation oncologists to treat cancer by internally delivering high doses of radiation directly to the cancer using temporarily implanted radioactive elements.
Low-Dose Rate Brachytherapy

Enables radiation oncologists to treat cancer by internally delivering doses of radiation directly to the cancer over an extended period of time using permanently implanted radioactive elements (such as prostate seed implants).

Advanced Services Used with External Beam Therapies
Image Guided Radiation Therapy	Enables radiation oncologists to utilize x-ray imaging at the time of treatment to identify the exact position of the tumor within the patient's body and adjust the radiation beam to that position for better accuracy of treatment delivery.
Gamma Function

A proprietary capability that for the first time enables measurement of the actual amount of radiation dose delivered during a treatment. Gamma Function also enables the verification of radiation delivery and the comparison to the physician prescription and treatment plans. Furthermore, it provides the physician with actionable information to adjust for changes in tumor size and location, and ensures immediate feedback for adaption of future treatments as well as for quality assurance.

Technologies	Description
Respiratory Gating

Coordinates treatment beam activation with the respiratory motion of the patient, thereby permitting accurate delivery of radiation dosage to a tumor that moves with breathing, such as lung and liver cancers.

Operating Technologies Under Development
Proton Therapy	Form of radiation treatment that utilizes subatomic particles instead of x-rays and can achieve better radiation sparing of surrounding normal organs.
Adaptive Radiotherapy

A novel approach to radiation therapy that is currently under development at the Company and a small number of academic medical centers. Adaptive radiotherapy is a process that will automatically trigger a new treatment plan during the course of therapy in order to adapt to anatomic changes that occur to the tumor. For example, as a tumor shrinks during treatment, adaptive radiotherapy will respond by generating a new treatment plan customized to the smaller tumor and further spare radiation exposure of nearby healthy organs.

        All of our markets provide external beam treatments and following is a list of the advanced services and treatments that we offer within each of our U.S. local markets as of December 31, 2013:

								Stereotactic		Brachytherapy
Local market	Year Established	Number of Centers	IMRT	3-D	Gamma	Gating	IGRT	Cranial	Extra- Cranial	High Dose	Low Dose
Lee County, Florida	1983	6	✓	✓	✓	✓	✓	✓	✓	✓	✓
Charlotte/Desoto Counties, Florida	1986	2	✓	✓	✓	✓	✓	✓	✓	✓
Sarasota/Manatee Counties, Florida	1992	11	✓	✓	✓	✓	✓	✓	✓	✓
Collier County, Florida	1993	4	✓	✓	✓	✓	✓	✓	✓	✓
Broward County, Florida	1993	7	✓	✓	✓	✓	✓	✓	✓	✓
Las Vegas, Nevada	1997	4	✓	✓	✓	✓	✓	✓	✓	✓	✓
Westchester/Bronx, New York	1997	3	✓	✓	✓		✓		✓	✓	✓
Mohawk Valley, New York	1998	2	✓	✓	✓		✓	✓	✓	✓
Delmarva Peninsula	1998	2	✓	✓	✓		✓	✓	✓	✓
Northwest Florida	2001	3	✓	✓	✓	✓	✓	✓	✓	✓
Western North Carolina	2002	10	✓	✓	✓		✓	✓	✓	✓
Palm Beach County, Florida	2002	1	✓	✓	✓		✓			✓
Central Kentucky	2003	4	✓	✓	✓	✓	✓	✓	✓	✓
Florida Keys	2003	1	✓	✓	✓		✓	✓	✓	✓
Southeastern Alabama	2003	2	✓	✓	✓	✓	✓	✓	✓	✓
South New Jersey	2004	4	✓	✓	✓		✓			✓
Rhode Island	2004	3	✓	✓	✓		✓			✓
Central Arizona	2005	5	✓	✓	✓	✓	✓	✓	✓	✓	✓
Central Maryland	2005	6	✓	✓	✓	✓	✓	✓	✓	✓
Central Massachusetts	2005	2	✓	✓	✓		✓
Palm Springs, California	2005	4	✓	✓	✓	✓	✓	✓	✓	✓	✓
Southern California	2006	5	✓	✓	✓	✓	✓		✓	✓	✓
Southeastern Michigan	2006	6	✓	✓	✓	✓	✓	✓	✓	✓
Miami/Dade County, Florida	2007	1	✓	✓	✓	✓	✓	✓	✓	✓
Northern California	2007	6	✓	✓	✓	✓	✓	✓		✓	✓
Eastern North Carolina	2007	3	✓	✓	✓		✓		✓	✓
Northeast Florida	2008	6	✓	✓	✓		✓		✓
South Carolina	2010	1	✓	✓	✓	✓	✓	✓	✓	✓
Central Florida	2013	3	✓				✓
Central California	2013	9	✓	✓	✓	✓	✓	✓	✓	✓	✓
Indiana	2013	4	✓	✓	✓	✓	✓	✓	✓	✓

Total		130

        All of our international markets provide external beam treatments and following is a list of the advanced services and treatments that we offer within international markets as of December 31, 2013:

								Stereotactic		Brachytherapy
International	Year Established	Number of Centers	IMRT	3-D	Gamma	Gating	IGRT	Cranial	Extra- Cranial	High Dose	Low Dose
Argentina	2011	25	✓	✓			✓	✓		✓	✓
Costa Rica	2011	2	✓	✓
Dominican Republic	2011	2	✓	✓			✓	✓		✓
El Salvador	2011	1	✓	✓
Guatemala	2011	1	✓	✓				✓
Mexico	2011	2	✓	✓			✓

		33

Competitive Strengths

        We believe that the underlying industry trends provide for attractive, long-term market growth, and that our leading market position created by our competitive strengths will enable us to grow at a faster rate than the overall radiation therapy market.

Multiple Sources for Self-Sustaining Long-Term Growth

        The radiation therapy market is growing organically due to increases in cancer incidence, increases in the types of cancer addressable with technology and a stable pricing environment. Cancer incidence in the United States is estimated to increase by an approximately 2% rate annually through 2030, with an outsized proportion of treatments occurring in outpatient settings, which are expected to grow at approximately 31% compared to approximately 3% for inpatient services from 2013 to 2023. More precise delivery of radiation treatment has enabled radiation therapy to be utilized for additional types and sites of cancer, which has increased the addressable market for our services. In addition to this addressable market growth, commercial pricing changes have generally been positive as we continue to be relatively attractively priced and Medicare pricing is more stabilized due to the Center for Medicare & Medicaid Services ("CMS") approaching its goal of site neutrality and the industry's development of a meaningful collaborative relationship with CMS. International markets are growing faster than U.S. markets due to a significantly underserved patient population, increased detection, a growing middle-class, expanded insurance access and a stable pricing environment. In addition to underlying positive organic industry growth, we have implemented the following initiatives to accelerate our growth profile which are funded out of internally generated cash flow and selective borrowings:

  •
  Organic Growth Enhancements—We have a strong focus on clinical quality and technology utilization to enable us to be the provider of choice for payers and patients. We strive to make available the most advanced technology to deliver a variety of treatment options to our patients in each local market. In addition to driving enhanced margin, this operating philosophy has enabled us to gain market share due to the technology's influence on our ability to attract and retain the most talented physicians and market a differentiated offering to patients while being lower cost than a hospital setting. In 2010, we implemented a physician liaison program whereby such personnel inform both potential and existing referring physicians about the variety and advanced nature of the radiation therapy services our affiliated radiation oncologists can offer to their patients. The significant number and scale of our recent acquisitions provides us the opportunity to enhance organic growth by deploying technology and our clinical capabilities as well as implementing our ICC model in these markets.

  •
  Acquisitions—Given our scale and national presence, the fragmented nature of our industry and the trend towards consolidation, we have a strong track record and robust opportunity to capitalize on low-risk acquisitions. These acquisitions are highly synergistic, given the ability to consolidate duplicative infrastructure, implement scaled business processes and improve existing managed care contracts. In addition, the application of our ICC model on acquired companies enables us to drive enhanced organic revenue growth at these acquired centers.

  •
  Health System Partnerships and De Novo Centers—We look to leverage our core competencies to maximize the potential opportunity in each market we serve. We have a strong reputation for high clinical quality, cost effective care and experienced partnerships, which will enable us to continue to capitalize on the trend of increased hospital outsourcing. We leverage our local knowledge to develop new de novo sites to provide further market density. Where appropriate, we leverage our strong relationships with leading health systems to pursue and respond to requests for us to provide a full or partial outsourced solution for their cancer treatment programs.

  •
  Strategic Relationships with Payers—We have developed and continue to explore alternative payment structures, including the first national contract for a bundled payment in cancer care with a national private payer, and other contracting arrangements with key commercial payers. Our initiatives have yielded positive results in preferred provider arrangements and an increased volume of longer dated contracts. As the only national provider of ICC services, we are uniquely positioned in these discussions with public and private payers and believe alignment with payers may provide a new avenue for revenue and profitability growth in the future.

Leading Player in Large and Fragmented Market

        We have 671 community-based physicians and provided approximately 4,150 radiation therapy treatments on average per day for the year ended December 31, 2013 in our 163 treatment centers. We believe this scale makes us the largest provider of cancer care services in the world, substantially larger than our next largest competitor. In addition to our national scale, we maintain a leading market position in the majority of our local markets.

        Our national scale affords us the opportunity to develop systems and processes efficiently and access technology that empowers our physicians to deliver best-in-class care. It also enables us to share and benefit from new approaches and recently developed findings across our network. Furthermore, our scale allows us to recognize benefits in areas such as revenue cycle management, purchasing, recruiting, compliance and quality assurance. Our leading local market shares, coupled with our national scale, strengthen our managed care contracting, our relationships with health systems and our ability to deploy innovative payment models, all of which enable us to capture greater patient census.

        Despite our scale, we estimate that our operations only comprise approximately 6% of the market for radiation therapy services in the United States, and a lower amount internationally, representing a robust opportunity to continue our acquisition growth strategies.

Industry Leading Technology and Clinical Platform

        We have developed what we believe to be a superior clinical, technological and training infrastructure. Our scaled and sophisticated infrastructure allows us to aggregate data for the benefit of research and alternative payment models, rapidly deploy advanced protocols to optimize patient care, recruit and retain best-in-class physicians and access differentiated opportunities. The backbone of our capabilities is our internally-developed Oncology Wide-Area Network ("OWAN") system which provides real-time clinical treatment information and serves as a repository for all of our clinical and patient data. Access to this data provides clinical information to measure quality outcomes while also enabling us to lead the change in industry payment methodologies as demonstrated in our development of the only national bundled payment arrangement for radiation therapy with a national private payer. OWAN also allows us to deploy our internally developed, proprietary software tool, Gamma Function, that we use to measure the effectiveness of radiation therapy delivery to our patients.

        Additionally, we run the only fully-accredited, privately-owned radiation therapy and dosimetry schools in the country and have an affiliated physics program with the University of Pennsylvania, which provide us a consistent source of high quality support clinicians. Proprietary technology and high quality support clinicians aid in our recruiting and retaining of best-in-class physicians. Due to our leading technological, clinical and operating capabilities, we have been selected to serve as the Managing and Development Partner of The New York Proton Center being developed in partnership with Memorial Sloan-Kettering Cancer Center, the Mount Sinai Health System (which includes six hospitals in the New York metropolitan area) and Montefiore Medical Center.

Innovative Integrated Approach to Markets

        We hold market leading positions in most of our local markets and have increased our market share by broadening our suite of cancer care services through employing and affiliating with scarce and valuable physicians in the highly specialized fields of medical oncology, breast, gynecological and general surgery, urology and primary care. Our ICC model enables us to manage an entire episode of care for cancer patients, optimize the quality of care, drive patient census and adapt to anticipated changes in payment methodology. The result of this is that, in our domestic markets where we have implemented our ICC model, we have experienced treatments per day growth at a 6% compound annual growth rate, which is in excess of national cancer incidence growth. A specific example of ICC's potential is in Asheville, North Carolina, where we entered into a value added services agreement with a hospital through a de novo deployment. We transitioned Asheville from a pure freestanding radiation oncology model to our ICC model and built a growing and resilient market presence. This has allowed us to achieve an approximately 65% increase in the revenue contribution of that business.

        In addition, our ICC model and local market strength enable us to be a key partner for health systems and payers. We have been able to transition select relationships with local health systems, ranging from fully outsourced cancer care programs to managed service lines, to become a more differentiated cancer care partner. For example, in Broward County, Florida we worked with the hospital to construct a complete outsourcing of their cancer care services. By recruiting physicians, streamlining operations and improving service levels at the hospital based sites we grew average treatments per day by 33% in 12 months and have converted the business from loss making service to stable, predictable and positive cash flow. Furthermore, managed care plans have increasingly directed patients to our coordinated model, and we believe we are well positioned to accept further bundled payment or other capitated arrangements for an episode of cancer care which may develop.

Proven Acquisition Methodology and Track Record

        We have invested heavily in corporate development and infrastructure to take advantage of a fragmented and rapidly consolidating market. Over the past three years ended December 31, 2013, we have acquired 11 companies representing 69 treatment centers. We have an experienced corporate development team that leverages the extensive market knowledge of our capable regional management to proactively identify and prioritize acquisition targets, as well as cost and synergy potential, based on demographics, payer landscape, ICC opportunity and competitive dynamics.

        Our pipeline of potential targets is robust and acquisitions will remain a significant part of our core growth strategy. We believe we have become a preferred acquisition partner in light of the breadth of services and benefits we can offer.

Strong and Experienced Management Team with Demonstrated Track Record of Performance

        Our senior management team, several of whom are practicing physicians, has extensive public and private sector experience in healthcare. Eleven members of our senior management team have been with us for an average of 16 years and average approximately 19 years in the cancer care industry. These members have been the chief architects behind the Company's growth in revenue from $56.4 million in 1999 to $736.5 million in 2013. In order to capitalize on the opportunities in a consolidating, changing market and leverage our ICC model, we have bolstered our management team with senior level talent in key functional areas such as enterprise management, practice administration, managed care contracting, legal, information technology, acquisition integration and marketing. Management has more than $125 million currently invested in the Company.

Growth Strategy

        Our growth strategy leverages our competitive strengths to provide for long-term enhanced growth.

Capitalize on Organic Growth Opportunities

        The U.S. market for cancer treatment is growing due to the increasing incidence of the disease and a stable reimbursement environment. Over the past 10 years there has been a cumulative Medicare rate change of (15%) for freestanding centers in an effort to achieve site-neutral payments between hospital outpatient and freestanding centers. Today, freestanding centers are reimbursed approximately 11% less than hospital outpatient sites for certain treatments, which suggests that the trend of consistent price declines should end, and we should operate in a more constructive pricing environment in the future. Managed care pricing has been stable to positive for the Company as a result of our proactive contracting strategy whereby we emphasize both our integrated local presence and density while demonstrating our services are 17% less on average than hospital services. In addition, we have been successful in reducing volatility by decoupling our managed care contracts tied to Medicare from 22% in 2010 to 7% in 2013. The international market for cancer treatment is growing at a faster rate due to a lower level of treatment penetration relative to the United States, an increasing diagnosis rate, a growing middle class and expanded insurance access. In addition to this market growth, initiatives contributing to our revenue growth include: technology utilization, expansion of our ICC model, physician recruiting and increased patient flow from managed care plans. We continue to invest capital and resources behind these initiatives at our existing centers to drive long-term, sustainable growth. Evidence of this is our ability to grow at rates above cancer incidence growth in our ICC markets, which are currently only fully established in 18% of our markets. Our year-over-year domestic same market growth, which excludes new market acquisitions, and despite some volatility in the industry related to prostate treatment protocols, has been 1.0%, 2.0%, and 4.3% in each of the last three years ended December 31, 2013, respectively, for average treatments per day. In addition, international treatments per day has grown approximately 8% from 2010 to 2013. As a result, total global treatments per day have grown from approximately 2,992 in 2010 to approximately 4,150 for the twelve months ended December 31, 2013.

Opportunity Resulting from Recently Completed Acquisitions

        Over the year ended December 31, 2013, we completed three material acquisitions resulting in $164 million of acquired revenue which represents 24% of our revenue for the year ended December 31, 2012. We expect the recent acquisition of OnCure and investment in SFRO to contribute significantly to our growth. For OnCure, our largest acquisition to date, which closed on October 25, 2013, we have already implemented cost reductions expected to total approximately $13 million on an annual basis as a result of closing OnCure's headquarters and back office functions and transitioning certain centers from the OnCure management model to our provider model. We expect to achieve incremental cost savings, in addition to realizing substantial revenue synergies from improvements in managed care contracting and revenue cycle management, upgrade of technology and equipment at the legacy OnCure centers, implementation of our ICC model and deployment of our Gamma Function in the near future. For example, we expect to deploy our Gamma Function at all existing OnCure centers by the end of 2014, which will likely provide incremental revenue to our business.

        We believe our newest investment in SFRO, which closed on February 10, 2014, is highly synergistic as a result of the contiguous nature of our markets. SFRO is a leading provider of cancer care services, with 21 radiation therapy treatment facilities and 88 physicians, in the Southeast Florida region.

Continue to Pursue Our Acquisition Strategy

        Acquisitions and joint ventures are important parts of our expansion plans, and we have invested in the tools and infrastructure to capitalize on these opportunities to realize low-risk cost synergies and long-term growth. The landscape of radiation therapy and related physician specialists is highly fragmented. In 2013, there were approximately 2,350 locations providing radiation therapy in the United States, of which approximately 1,100 were freestanding, or non-hospital based, treatment centers. Only approximately 25% of freestanding treatment centers are affiliated with the largest three provider networks, with the Company holding approximately 13% of the freestanding market. In a broader trend, it is estimated that there are approximately 793,000 physicians in the United States today, of which 36% remain independent as compared to over 50% a decade ago. The Latin American radiation therapy market is similarly fragmented with most competition coming primarily from hospitals and some smaller local groups.

        For acquisitions, we target centers in our existing markets and new markets that have certificates of need, provide significant market share opportunities and where we can expand our ICC model. The foundation of our acquisition strategy is the implementation of our proven operating model at each of our newly acquired treatment centers. This includes the immediate realization of the benefits of scale and market density we provide, but also includes longer-term growth through our focus on technology and implementation of our ICC model. Our focus includes upgrading existing equipment and technologies, developing ICC relationships, introducing advanced therapies and services, providing clinical expertise and enabling our new physicians and patients to access our broad network of centers, contracts and resources.

Pursue Additional Hospital Partnership Opportunities

        We are focused on expanding our relationships with health systems partners. We believe our investments in the ICC model, new systems and data have uniquely positioned us as a partner of choice to health systems. We believe our current footprint only represents a small portion of this market and, as we gain greater local market scale and penetration of the ICC model, we expect our health system partnership discussions to accelerate. The structure of relationships with heath systems includes: joint ventures, management agreements, professional services agreements and full outsourcing of oncology service lines.

Expand in New and Existing International Markets

        Organic and acquisition growth opportunities for radiation therapy services outside of the United States are driven largely by higher volume growth from strong underlying demographic and healthcare industry trends, an underserved and fragmented market and increased access to and payment for technology in the treatment of cancer. In 2011, we acquired MDLLC, the oldest and largest company in Latin America dedicated to radiation therapy, which has served as a platform for our growth in the region. Since our initial investment in MDLLC in 2009, we acquired seven treatment centers and completed two de novo treatment centers in our international markets. We believe that our international operations provide a faster growth opportunity than in the United States, with MDLLC generating $90.9 million of revenues for the year ended December 31, 2013. We continue to pursue de novo centers, acquisitions, joint ventures and hospital partnerships to facilitate expansion in existing and new Latin American markets. Physicians in Latin America frequently use older generation equipment and technologies, such as cobalt machines. There are significant opportunities to transfer modern equipment that is not being utilized in the United States to our Latin American centers, thereby increasing our overall equipment utilization while raising the local market standard of care. This enables us to grow in this market through the deployment of advanced technologies such as intensity-modulated radiation therapy ("IMRT") and image guided radiation therapy ("IGRT"), resulting in higher average revenue per treatment, increased profitability and improved patient care.

        In addition to our strategy in Latin America, we will selectively evaluate and pursue expansion in other international markets to further enhance our growth profile and diversify our revenue.

Generate Additional Sources of Revenue from Value Added Services

        Capitalizing on our network, our long history and the breadth of our products and services, we have developed new value added services that we expect to generate additional sources of high-margin revenue outside the third-party reimbursement system. Examples of these value added services include management of the proton beam therapy project in New York, management of the oncology service line at multiple hospital systems, participation in clinical trials, monetization of our historical data and potential licensing of proprietary technology and clinical pathways. Additionally, we have recently launched CarePoint, a global cancer management solution that leverages our core competencies to provide third-party administrative management services for payers using our proprietary clinical pathways, data analytical capabilities and established provider network.

Operations

        We have 30 years of experience operating radiation treatment centers and over time have increasingly affiliated with physicians and other cancer care specialists. We have developed an integrated operating model, which is comprised of the following key elements:

Treatment Center Operations

        Our treatment centers are designed to deliver high-quality radiation therapy in a patient-friendly environment. A treatment center typically has one or two linear accelerators, with additional rooms for simulators, CT scans, physician offices, film processing and physics functions. In addition, treatment centers include a patient waiting room, dressing rooms, exam rooms and hospitality rooms, all of which are designed to minimize patient discomfort. As of December 31, 2013, in 22 of our treatment centers other cancer care specialists are co-located with our radiation therapy specialists. The remainder of our affiliated or employed non-radiation therapy physicians operate their practice with the relevant technical and clinical resources necessary to their disciplines.

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

Standardized Operating Procedures

        We have developed standardized operating procedures for our treatment centers in order to ensure that our professionals are able to operate uniformly and efficiently. Our manuals, policies and procedures are refined and modified as needed to increase productivity and efficiency and to provide for the safety of our employees and patients. We believe that our standard operating procedures facilitate the interaction of physicians, physicists, dosimetrists, radiation therapists and other employees and permit the interchange of employees among our treatment centers. In addition, standardized procedures facilitate the training of new employees. The quality of our operating and related quality assurance procedures has been recognized by the accrediting bodies in our field, namely the American College of Radiology (ACR) and the American College of Radiation Oncology (ACRO).

Coding and Billing

        Coding involves the translation of data from a patient's medical chart to our billing system for submission to third-party payers. Our treatment centers provide radiation therapy services under approximately 60 different professional and technical codes, which determine reimbursement. Our Chief Medical Officer and Chief Compliance Officer along with our certified professional coders work together to establish coding and billing rules and procedures to be utilized at our radiation treatment centers providing consistency across centers. In each treatment center, our certified coders are in charge of executing these rules and procedures with the trained personnel located at each treatment center. To provide an external check on the integrity of the coding process, we conduct internal audits and have also retained the services of a third-party consultant to review and assess our coding procedures and processes on a periodic basis. Billing and collection functions are centrally performed by staff at our executive offices. This allows us to acquire and develop radiation oncology as well as other ICC practices with limited additional resources. Additionally, in an effort to improve collection of patient receivables, we have increased efforts to confirm patient eligibility with payers, verify specific insurance coverage, and facilitate individual payment plans.

Management Information Systems

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

Maintenance and Physics Departments

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

Total Quality Management Program

        We strive to achieve total quality management throughout our organization. Our treatment centers, either directly or in cooperation with the appropriate professional corporation or hospital, have a standardized total quality management program consisting of programs to monitor the design of the individual treatment of the patient via the evaluation of charts by radiation oncologists, physicists, dosimetrists and radiation therapists and for the ongoing validation of radiation therapy equipment. Each of our new radiation oncologists is assigned to a senior radiation oncologist who reviews each patient's course of treatment through the patient's medical chart using our OWAN. Furthermore, the data in our patient database is used to evaluate patient outcomes and to modify treatment patterns as necessary to improve patient care. We also utilize patient questionnaires to monitor patient satisfaction with the care that they receive. Using the data from these questionnaires, as well as third-party data, we assign each of our physicians and centers a patient satisfaction score, which helps us identify opportunities for improvement and better understand best practices within our treatment centers.

Clinical Research

        We believe that a well-managed clinical research program enhances the reputation of our physicians and our ability to recruit new cancer specialists. Our treatment centers participate in national cooperative group trials and we have a full-time, in-house research staff to assure compliance with such trials and to perform related outcome analyses. We maintain a proprietary database of information on over 148,000 patients. The data collected includes tumor characteristics such as stage, histology and grade, radiation treatment parameters, other treatments delivered and complications. This data can be used to conduct research, measure quality outcomes and improve patient care. We have also been able to capitalize on the sale of our data to other related disciplines. These research and outcome studies often are presented at international conferences and published in trade journals. Through 2013, our radiation oncologists have published approximately 775 articles in peer reviewed journals and related periodicals.

Payer Contracting

        In an effort to enhance and improve our relationships with managed care and commercial payers, we have added management resources with experience in payer contracting. As a result, we have been able to improve contract terms and increase payment rates in many cases. In addition, we have developed an episode of care or bundled payment agreement with Humana and are working to develop similar arrangements with other payers. We believe these innovative payment approaches will improve alignment and increase our business opportunities with these payers.

CarePoint

        CarePoint offers a comprehensive suite of cancer management solutions to insurers, providers, employers and other entities that are financially responsible for the health of defined populations. With proven capabilities to manage medical, radiation and surgical oncology care across the entire continuum of settings, CarePoint represents a unique offering in the health services marketplace. Advanced technology and third-party administrator services, cost management solutions and a focused oncology-specific clinical model enable CarePoint to improve quality and reduce total oncology cost of care for its clients. CarePoint tailors its solutions to the needs of each customer and provides assistance through full-risk transfer, "a la carte" administrative services only packages or hybrid models. Regardless of the engagement model, CarePoint drives clinical and financial results in a provider supportive approach that benefits management firms and other entities are often not able to achieve.

Educational Initiatives

        In 1989, we founded The Radiation Therapy School for Radiation Therapy Technology, which is accredited by the Joint Review Committee on Education in Radiologic Technology. The school trains individuals to become radiation therapists. Upon graduation, students become eligible to take the national registry examination administered by the American Registry of Radiologic Technologists. Radiation therapists are responsible for administering treatments prescribed by radiation oncologists and monitoring patients while under treatment. Since opening in 1989, the school has produced 155 graduates, 79 of whom are currently employed by us.

        Recognizing a growing need for individuals trained in treatment planning, we founded a Training Program for Medical Dosimetry in 2005. As of December 31, 2013, a total of 29 trainees/prospective students have completed or are in the process of completing the program in dosimetry.

        In addition, we have an affiliated physics program with the University of Pennsylvania to provide internship training sites for their Masters and PhD programs in Medical Physics.

Privacy of Medical Information

        We focus on being compliant with regulations under HIPAA, regarding privacy, security and transmission of health information. We have implemented such regulations into our existing systems, standards and policies to ensure compliance.

Compliance Program

        We have a compliance program that is consistent with guidelines issued by the OIG. As part of this compliance program, we adopted a code of ethics and have a full-time compliance officer at the corporate level. Our program includes an anonymous hotline reporting system, compliance training programs, auditing and monitoring programs and a disciplinary system to enforce our code of ethics and other compliance policies. It also includes a process for screening all employees through applicable federal and state databases of sanctioned individuals. Auditing and monitoring activities include claims preparation and submission and also cover issues such as coding, billing, regulatory compliance and financial arrangements with physicians. These areas are also the focus of our specialized training programs.

Treatment Centers

        As of December 31, 2013, we owned, operated and managed 163 treatment centers in our 6 domestic divisions and our international markets of which:

  •
  38 were internally developed;

  •
  117 were acquired (including two which were transitioned from professional/other to freestanding); and

  •
  Eight are operated under professional and other service arrangements.

        Of the 163 total centers, 41 are operated in partnership with health systems and other clinics and community-based sites. In the United States, 32 of these centers are either based on a hospital campus or affiliated with a hospital system, and in Central and South America, nine of these centers are either based on a hospital campus or affiliated with a hospital system.

Internally Developed

        As of December 31, 2013, we operated 38 internally developed treatment centers located in Alabama, Argentina, Arizona, California, El Salvador, Florida, Massachusetts, Michigan, Nevada, New Jersey, New York and Rhode Island. In 2009, we developed new treatment centers in Hammonton, New Jersey; Indio, California; Fort Myers, Florida; Southbridge, Massachusetts; Gilbert, Arizona; Providence, Rhode Island and Yucca Valley, California and in the first half of 2010, we opened de novo treatment centers in Pembroke Pines, Florida and El Segundo, California. In March 2011, we completed a de novo treatment center in El Salvador and in August 2011, we opened a replacement de novo radiation treatment facility in Alabama. In August 2012, we completed a de novo radiation treatment facility in Argentina. In February 2013, we completed a de novo treatment center in Troy, Michigan and during September 2013, we opened a de novo treatment center in Argentina. Our team is experienced in the design and construction of radiation treatment centers, having developed five treatment centers in the past three years ended December 31, 2013. Our newly developed treatment centers typically achieve positive cash flow within six to fifteen months after opening.

Acquired Treatment Centers

        As of December 31, 2013, we operated 117 acquired treatment centers (including two which were transitioned from professional/other to freestanding) located in Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina and West Virginia, including 31 acquired treatment centers in South America, Central America, Mexico and the Caribbean. Since January 1, 2011, we have acquired 69 treatment centers of which 32 were acquired in 2011, two were acquired in 2012, and 35 were acquired in 2013. We plan to continue to enter new markets through the acquisition of established treatment centers from time to time. As part of our ongoing acquisition strategy, we continually evaluate potential acquisition opportunities.

Professional and Other Group Treatment Centers

        As of December 31, 2013, we operated eight of our treatment centers pursuant to professional and other service arrangements. We provide services at all of our professional/other treatment centers pursuant to written agreements with hospitals. A professional corporation owned by certain of our equityholders provides the radiation oncologists for our professional/other treatment centers in Mohawk Valley—New York. In connection with certain of our professional/other treatment center services, we provide technical and administrative services. Professional services in our North Carolina professional/other center are provided by physicians employed by a professional corporation owned by certain of our officers, directors and equityholders. Professional services consist of services provided by radiation oncologists to patients. Technical services consist of the non-professional services provided by us in connection with radiation treatments administered to patients. Administrative services consist of services provided by us to the professional/other center. The contracts under which the professional/other treatment centers are provided service are generally three to seven years with terms for renewal.

 Treatment Center Structure

Alabama, Arizona, Florida, Kentucky, Maryland, New Jersey, Rhode Island, South Carolina and West Virginia Treatment Centers

        In Alabama, Arizona, Florida, Kentucky, Maryland, New Jersey, Rhode Island, South Carolina and West Virginia, we employ or contract with radiation oncologists and other healthcare professionals. Substantially all of our radiation oncologists in these states have employment agreements or other contractual arrangements with us. While we exercise legal control over radiation oncologists we employ, we do not exercise control over, or otherwise influence, their medical judgment or professional decisions. Such radiation oncologists typically receive a base salary, fringe benefits and may be eligible for an incentive performance bonus. In addition to compensation, we provide our radiation oncologists with uniform benefit plans, such as disability, retirement, life and group health insurance and medical malpractice insurance. The radiation oncologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice and, with respect to inpatient or hospital services, to become a member of the medical staff at the contracting hospital with privileges in radiation oncology. We are responsible for billing patients, hospitals and third-party payers for services rendered by our radiation oncologists. Most of our employment agreements prohibit the physician from competing with us within a defined geographic area and prohibit solicitation of our radiation oncologists, other employees or patients for a period of one to two years after termination of employment.

California, Massachusetts, Michigan, Nevada, New York and North Carolina Treatment Centers

        Many states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina prohibit us from employing radiation oncologists. As a result, we operate our treatment centers in such states pursuant to administrative services agreements between professional corporations and our wholly owned subsidiaries. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, our treatment centers are operated as physician office practices. We typically provide technical services to these treatment centers in addition to our administrative services. For the years ended December 31, 2011, 2012 and 2013 approximately 18.0%, 19.4% and 18.4% of our net patient service revenue, respectively, was generated by professional corporations with which we have administrative services agreements. The professional corporations with which we have administrative services agreements in California, Massachusetts, Michigan, Nevada, New York and North Carolina are owned by certain of our directors, physicians and equityholders, who are licensed to practice medicine in the respective state.

        Our administrative services agreements generally obligate us to provide certain treatment centers with equipment, staffing, accounting services, billing and collection services, management, technical and administrative personnel and assistance in managed care contracting. Our administrative services agreements provide for the professional corporations to pay us a monthly service fee, which represents the fair market value of our services. It also provides for the parties to meet annually to reevaluate the value of our services and establish the fair market value. In California, Massachusetts, and Nevada, we are paid a fee based upon a fixed percentage of global revenue. In Michigan, we are paid a fee based upon a fixed percentage of net income. In New York and North Carolina, we are paid a fixed fee per procedure. The terms of our administrative services agreements with professional corporations range from 20 to 25 years and typically renew automatically for additional five-year periods. Under related agreements in certain states, we have the right to designate purchases of shares held by the physician owners of the professional corporations to qualified individuals under certain circumstances.

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

        As a result of the OnCure Acquisition, in several markets we rely on physician practices to provide our services. Following our acquisition of OnCure, we assumed the MSAs previously in place between OnCure and most of its managed practices, which excluded certain of the MSAs that were rejected in the OnCure bankruptcy proceeding, with all but five of the affected centers becoming either a direct Company provider or placed under a new MSA with a practice that was previously affiliated with us. Under the MSAs, OnCure provides the necessary medical and office equipment, clinical and operating staff (other than physicians) and office space and leasehold improvements, as well as general management and billing/collection services, in exchange for a management fee based on a percentage of the practice's revenues or EBITDA. The MSAs generally run for a term of ten years or longer with either party having the right to renew. Upon the termination or expiration of an MSA, OnCure retains the ownership of the office space and medical and office equipment, as well as the right to operate the center with a different medical provider. While there are certain reciprocal non-compete obligations, such obligations generally terminate upon the termination of the MSA.

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

        In 2010, we implemented a physician liaison program whereby such personnel inform both potential and existing referring physicians about the variety and advanced nature of the radiation therapy services our affiliated radiation oncologists can offer to their patients. Our physician liaison program has grown from three physician liaisons in 2010 to 31 as of December 31, 2013.

Employees

        As of December 31, 2013, we employed approximately 3,880 employees, including approximately 777 employees in our international markets. As of December 31, 2013, we were affiliated with 156 radiation oncologists in the United States that were employed or under contract with us or our affiliated professional corporations. We do not employ any radiation oncologists in California, Massachusetts, Michigan, Nevada, New York or North Carolina due to the laws and regulations in effect in these states. None of our employees in our domestic markets are a party to a collective bargaining agreement and we consider our relationships with our employees to be good. Approximately 410 employees in our international markets are covered by a collective bargaining agreement with the Health Care Providers Union corresponding to the agreement N° 108/75. The agreement does not have a fixed term, although payment increase is negotiated every year by the labor union. There currently is a nationwide shortage of radiation oncologists and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate and manage our treatment centers. In addition to our radiation oncologists, we currently employ in the United States, 124 urologists, 35 surgeons and surgical oncologists, 25 medical oncologists and seven gynecological and other oncologists, four pathologists, two pulmonologists, three dermatologists and 4 primary care physicians whose practices complement our business in eight markets in Florida as well as our Arizona, California, Michigan, New Jersey, New York, North Carolina, Rhode Island, and South Carolina local markets.

Seasonality

        Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods. As of December 31, 2013, 45 of our 130 U.S. radiation treatment centers are located in Florida.

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

Competition

        The cancer care market is highly fragmented and our business is highly competitive. Competition may result from other radiation oncology practices, solo practitioners, companies in other healthcare industry segments, large physician group practices or radiation oncology physician practice management companies, hospitals and other operators of other radiation treatment centers, some of which may have greater financial and other resources than us. We believe our radiation treatment centers are distinguishable from those of many of our competitors because we offer patients a full spectrum of advanced radiation therapy options that are not otherwise available in certain geographies or offered by other providers, and which are administered by highly trained personnel and leading radiation oncologists.

Intellectual Property

        We have not registered our service marks or any of our logos with the U.S. Patent and Trademark Office. However, some of our service marks and logos may be subject to other common law intellectual property rights. We do not hold any patents. We own the rights to a copyright that protects the content of our Gamma Function software code.

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

  •
  fee-splitting;

  •
  corporate practice of medicine;

  •
  antitrust;

  •
  licensing; and

  •
  certificates of need.

        A violation of these laws could result in significant civil and criminal penalties, the refund of monies paid by government and/or private payers, exclusion of the physician, the practice or us from participation in Medicare and Medicaid programs and/or the loss of a physician's license to practice medicine. We exercise care in our efforts to structure our arrangements and our practices to comply with applicable federal and state laws. We have a Compliance Committee and a Corporate Compliance Program in place to review our practices and procedures. Although we believe we are in material compliance with all applicable laws, these laws are complex and a review of our practices by a court, or law enforcement or regulatory authority could result in an adverse determination that could harm our business. Furthermore, the laws applicable to us are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business. No assurance can be given that we will be able to comply with any future laws or regulations.

        We estimate that approximately 48%, 45% and 45% of our net patient service revenue for 2011, 2012 and 2013, respectively, consisted of reimbursements from Medicaid and Medicare government programs. In order to be certified to participate in the Medicare and Medicaid programs, each provider must meet applicable conditions of participation and regulations relating to, among other things, operating policies and procedures, maintenance of equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. Our treatment centers are certified to participate in the Medicare and Medicaid programs.

Federal Law

        Unless otherwise specified, the federal healthcare laws described in this section apply in any case in which we are providing an item or service that is reimbursable under government healthcare programs, including Medicare or Medicaid. The principal federal laws that affect our business include those that prohibit the filing of false or improper claims with government healthcare programs, those that prohibit unlawful inducements for the referral or generation of business reimbursable under Medicare or Medicaid and those that prohibit the provision of certain services by an entity that has a financial relationship with the referring physician.

False and Other Improper Claims

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

        If we were ever found to have violated the False Claims Act, we would likely be required to make significant payments to the government (including treble damages and per claim penalties in addition to the reimbursements previously collected) and could be excluded from participating in Medicare, Medicaid and other government healthcare programs. Many states have similar false claims statutes. Healthcare fraud is a priority of the U.S. Department of Justice, the OIG and the Federal Bureau of Investigation which continue to devote a significant amount of resources to investigating healthcare fraud. State Medicaid agencies also have similar fraud and abuse authority, and many states have enacted laws similar to the federal False Claims Act.

        While the criminal statutes generally are reserved for instances evidencing fraudulent intent, the civil and administrative penalty statutes are applied to an increasingly broad range of circumstances. Examples of activities giving rise to false claims liability include, without limitation, billing for services not rendered, billing for services not rendered in compliance with complex Medicare and Medicaid regulations and guidance, misrepresenting services rendered (i.e., miscoding) and application for duplicate reimbursement. Additionally, the federal government has taken the position that claiming reimbursement for unnecessary or substandard services violates these statutes if the claimant should have known that the services were unnecessary or substandard. An entity may also be subjected to False Claims Act liability for violations of the federal anti-kickback statute or the Stark Law.

        Criminal penalties also are available in the case of claims filed with private insurers if the federal government shows that the claims constitute mail fraud or wire fraud or violate a number of federal criminal healthcare fraud statutes. A civil action may also be pursued under state insurance fraud statutes, in the case of claims filed with private insurers.

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

HIPAA Criminal Penalties

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

HIPAA Civil Penalties

        HIPAA broadened the scope of certain fraud and abuse laws by adding several civil statutes that apply to all healthcare services, whether or not they are reimbursed under a federal healthcare program. HIPAA established civil monetary penalties for certain conduct, including upcoding and billing for medically unnecessary goods or services.

HIPAA Administrative Simplifications

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

        If we fail to comply with HIPAA, we may be subject to civil monetary penalties up to $50,000 per violation, not to exceed $1.5 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can bring a civil action to enjoin a HIPAA violation or to obtain statutory damages up to $25,000 per violation on behalf of residents of his or her state.

        The DHHS has discretion in setting the amount of a civil monetary penalty ("CMP"), and may waive it entirely for violations due to reasonable cause and not willful neglect if the payment would be excessive relative to the violation. A CMP is waived entirely for failures due to reasonable cause that are corrected during a 30-day grace period. The regulations also provide for an affirmative defense if a covered entity can show that the violation was not due to willful neglect and was corrected within the 30-day grace period or an additional period deemed appropriate by the DHHS. Reasonable cause means an act or omission in which a covered entity or business associate knew, or by reasonable diligence would have known, that the act or omission was a HIPAA violation, but one in which the covered entity or business associate did not act with willful neglect. Willful neglect is defined as conscious, intentional failure or reckless indifference to the obligation to comply. The factors to be considered in determining the amount of the penalty include the nature and circumstances of the violation, the degree of culpability, the history of other violations, and the extent of the resulting harm.

        The HIPAA regulations related to privacy establish comprehensive federal standards relating to the use and disclosure of protected health information. The privacy regulations establish limits on the use and disclosure of protected health information, provide for patients' rights, including rights to access, request amendment of, and receive an accounting of certain disclosures of protected health information, and require certain safeguards for protected health information. In general, the privacy regulations do not supersede state laws that are more stringent or grant greater privacy rights to individuals. We believe our operations are in material compliance with the privacy regulations, but there can be no assurance that the federal government would agree.

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

        The Omnibus HIPAA Rule, published on January 25, 2013 and now effective, imposed significant additional obligations and liability on business associates. Business associates are now directly obligated to adhere to the HIPAA Security Rule and certain provisions of the HIPAA Privacy and Breach Notification Rules, such that violations of these rules can be enforced by the government directly against the business associate.

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

Anti-Kickback Law

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

        The Anti-kickback Statute has been broadly interpreted by a number of courts to prohibit remuneration which is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-kickback Statute if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include civil and criminal sanctions including fines and/or imprisonment and exclusion from federal healthcare programs.

        Our compensation and other financial arrangements, including leases, with physicians implicate the Anti-kickback Statute. The federal government has published regulations that provide "safe-harbors" that protect certain arrangements under the Anti-kickback Statute so long as certain requirements are met. We believe that our employment and leasing arrangements comply with applicable safe harbors. Failure to meet the requirements of a safe harbor, however, does not necessarily mean a transaction violates the Anti-kickback Statute. There are several aspects of our relationships with physicians to which the Anti-kickback Statute may be relevant. We claim reimbursement from Medicare or Medicaid for services that are ordered, in some cases, by our radiation oncologists who have ownership interests in the Company. Although neither the existing nor potential investments in us by physicians qualify for protection under the safe harbor regulations, we do not believe that these activities fall within the type of activities the Anti-kickback Statute was intended to prohibit. We also claim reimbursement from Medicare and Medicaid for services referred from other healthcare providers with whom we have financial arrangements, including compensation for employment and professional services. While we believe that these arrangements generally fall within applicable safe harbors or otherwise do not violate the law, there can be no assurance that the government will agree, in which event we could be harmed.

        We believe our operations are in material compliance with applicable Medicare and Medicaid and fraud and abuse laws and seek to structure arrangements to comply with applicable safe harbors where reasonably possible. There is a risk however, that the federal government might investigate such arrangements and conclude they violate the Anti-kickback Statute. Violations of the Anti- kickback Statute also subjects an entity to liability under the False Claims Act, including via "qui tam" action. If our arrangements were found to be illegal, we, the physician groups and/or the individual physicians would be subject to civil and criminal penalties, including exclusion from the participation in government reimbursement programs, and our arrangements would not be legally enforceable, which could materially adversely affect us.

        Additionally, the OIG issues advisory opinions that provide advice on whether proposed business arrangements violate the anti-kickback law. In Advisory Opinion 98-4, the OIG addressed physician practice management arrangements. In Advisory Opinion 98-4, the OIG found that administrative services fees based on a percentage of practice revenue may violate the Anti-kickback Statute under certain circumstances, and the OIG reiterated in Advisory Opinion 11-17 a concern with percentage fees based on gross collections. While we believe that the fees we charge for our services under the administrative services agreements are commensurate with the fair market value of the services and our arrangements are in material compliance with applicable law and regulations, we cannot guarantee that the OIG would agree. Any such adverse finding could have a material adverse impact on us.

Federal Self-Referral Law (The Stark Law)

        We are also subject to federal and state statutes banning payments and assigning penalties for referrals by physicians to healthcare providers with whom the physicians (or close family members) have a financial relationship. The Stark Law prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by Medicare if the physician (or close family members) has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. The designated health services covered by the law include radiology services, infusion therapy, radiation therapy and supplies, clinical laboratory, diagnostic imaging, outpatient prescription drugs and hospital services, among others. In addition to the conduct directly prohibited by the law, the statute also prohibits "circumvention schemes," that are designed to obtain referrals indirectly that cannot be made directly. The regulatory framework of the Stark Law is to first prohibit all referrals from physicians to entities for Medicare DHS and then to except certain types of arrangements from that broad general prohibition.

        Violation of these laws and regulations may result in prohibition of payment for services rendered, a refund of any Medicare payments for services that resulted from an unlawful referral, $15,000 civil monetary penalties for specified infractions, $100,000 for a circumvention scheme, criminal penalties, exclusion from Medicare and Medicaid programs, and potential false claims liability, including via "qui tam" action, of not less than $5,500 and not more than $11,000, plus three times the amount of damages that the government sustains because of an improperly submitted claim. The repayment provisions in Stark are not dependent on the parties having an improper intent; rather, Stark is a strict liability statute and any violation is subject to repayment of all "tainted" referrals.

        Our compensation and other financial arrangements with physicians implicate the Stark Law. The Stark Law, however, contains exceptions applicable to our operations. We rely on exceptions covering employees, leases, and in-office ancillary services, as well as the "group practice" definition that allows for certain compensation and profit sharing methodologies. Additionally, the definition of "referral" under the Stark Law excludes referrals of radiation oncologists for radiation therapy if (1) the request is part of a consultation initiated by another physician; and (2) the tests or services are furnished by or under the supervision of the radiation oncologist. We believe the services rendered by our radiation oncologists will comply with this exception to the definition of referral.

        Some physicians who are not radiation oncologists are employed by or affiliated with us, companies owned by us or professional corporations owned by certain of our directors, executive officers and equityholders with which we have administrative services agreements. To the extent these professional corporations employ such physicians, and they are deemed to have made referrals for radiation therapy, their referrals will be permissible under the Stark Law if they meet the employment exception, which requires, among other things, that the compensation be consistent with the fair market value of the services provided and that it not take into account (directly or indirectly) the volume or value of any referrals by the referring physician. Another Stark exception applicable to our financial relationships with physicians who are not radiation oncologists is the in-office ancillary services exception and accompanying group practice definition which permits profit distributions to physicians within a qualifying group practice structure. The Stark Law imposes detailed requirements in order to qualify for the in-office ancillary services exception, all of which are highly technical and many of which have to date not been subject to extensive judicial review. In the event that the Stark Law were to be amended to modify or otherwise limit the in-office ancillary services exception, this could have a material adverse impact on our business.

        In addition, the Health Care Reform Act requires referring physicians under Stark to inform patients that they may obtain certain imaging services (e.g., MRI, CT and PET) or other designated health services as specified by the Secretary of the DHHS from a provider other than that physician, his or her group practice, or another physician in his or her group practice. To date, DHHS has not included radiation oncology as a service subject to this requirement.

        Lastly, recent federal legislation introduced in August 2013, entitled the Promoting Integrity in Medicare Act of 2013 ("PIMA"), proposes to significantly narrow the in-office ancillary services exception to the Stark Law. PIMA proposes to eliminate from the in-office ancillary services exception radiation therapy services and advanced diagnostic imaging studies, among others, and increase enforcement and penalties for improper referrals. Furthermore, ASTRO supports these recommended changes to the Stark Law and the enactment of PIMA could have a material adverse impact on our ICC model and our business.

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

State Anti-Kickback Laws

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

State Self-Referral Laws

        A number of states in which we operate, such as Florida, have enacted self- referral laws that are similar in purpose to the Stark Law. However, each state law is unique. The state laws and regulations vary significantly from state to state and, in many cases, have not been widely interpreted by courts or regulatory agencies. State statutes and regulations affecting the referral of patients to healthcare providers range from statutes and regulations that are substantially the same as the federal laws and safe harbor regulations to a simple requirement that physicians or other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is being recommended to the patients. Some states only prohibit referrals where the physician's financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. For example, in Maryland (where we operate 6 facilities), state law prohibits physicians other than radiologists or radiation oncologists from being part of a group practice or otherwise benefitting from MRI, CT or radiation oncology services.

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

Fee-Splitting Laws

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

        In certain states, we receive fees from professional corporations owned by certain of our directors, executive officers and equityholders under administrative services agreements. We believe we structure these fee provisions to comply with applicable state laws relating to fee-splitting. However, there can be no certainty that, if challenged, either we or the professional corporations will be found to be in compliance with each state's fee- splitting laws, and, a successful challenge could have a material adverse effect upon us.

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

Corporate Practice of Medicine

        We are not licensed to practice medicine. The practice of medicine is conducted solely by our licensed radiation oncologists and other licensed physicians. The manner in which licensed physicians can be organized to perform and bill for medical services is governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by such states to oversee the practice of medicine. Most states prohibit any person or entity other than a licensed professional from holding him, her or itself out as a provider of diagnoses, treatment or care of patients. Many states extend this prohibition to bar companies not wholly owned by licensed physicians from employing physicians, a practice commonly referred to as the "Corporate Practice of Medicine," in order to maintain physician independence and clinical judgment.

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

Antitrust Laws

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

State Licensing

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

Certificate of Need

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

        Certain states are reconsidering their participation in certificate of need programs, and these decisions could significantly impact the approval process for future projects. For example, on June 25, 2013, the governor of South Carolina vetoed the appropriation of funds for the state's certificate of need program. This veto was upheld by the South Carolina House of Representatives the next day. As a result of the veto, the South Carolina Department of Health and Environmental Control ("SCDEHC") suspended the operation of the certificate of need program for the fiscal year beginning July 1, 2013. The SCDEHC is not reviewing any new or existing applications while the certificate of need program is suspended. A petition is currently pending in front of the South Carolina Supreme Court seeking a declaratory ruling on the ability of providers to engage in activities covered by the state's certificate of need law without approval by the SCDEHC. The outcome of this ruling and other potential future efforts in other states could materially affect our ability to develop new projects in various states and/or alter the competitive landscape.

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

Hazardous Materials

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

Cost Containment

        We derived approximately 48%, 45% and 45% of our net patient service revenue for the years ended December 31, 2011, 2012 and 2013, respectively, from payments made by government sponsored healthcare programs, principally Medicare. These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that place limitations on reimbursement amounts, or changes in reimbursement coding, or practices could materially and adversely affect our financial condition and results of operations.

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

        In addition to current governmental regulation, both federal and state governments periodically propose legislation for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of such healthcare proposals, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect us. Other aspects of such proposals, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on our business, depending on accompanying reimbursement rates. On March 21, 2010, the House of Representatives passed the Patient Protection and Affordable Care Act, and the corresponding reconciliation bill. President Obama signed the larger comprehensive bill into law on March 23, 2010 and the reconciliation bill on March 30, 2010. We anticipate that the Health Care Reform Act will continue to significantly affect how the healthcare industry operates in relation to Medicare, Medicaid and the insurance industry. The Health Care Reform Act contains a number of provisions, including those governing fraud and abuse, enrollment in federal healthcare programs, and reimbursement changes, which will impact existing government healthcare programs and will continue to result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. It is not possible at this time to predict what, if any, additional reforms will be adopted by Congress or state legislatures, or when such reforms would be adopted and implemented. As healthcare reform progresses and the regulatory environment accommodates reform, it is likely that changes in state and federal regulations will necessitate modifications to our agreements and operations. While we believe we will be able to restructure in accordance with applicable laws and regulations, we cannot assure that such restructuring in all cases will be possible or profitable.

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

Other Regulations

        In addition, we are subject to licensing and regulation under federal, state and local laws relating to the collecting, storing, handling and disposal of infectious and other regulated waste and radioactive materials as well as the safety and health of laboratory employees. We believe our operations are in material compliance with applicable federal and state laws and regulations relating to the collection, storage, handling, treatment and disposal of all infectious and other regulated waste and radioactive materials. We utilize licensed vendors for the disposal of such specimen and waste. Nevertheless, there can be no assurance that our current or past operations would be deemed to be in compliance with applicable laws and regulations, and any noncompliance could result in a material adverse effect on us including fines or penalties or liability for clean-up of contaminated third-party disposal sites.

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

Healthcare Reform

        National healthcare reform remains a focus at the federal level. On March 21, 2010, the House of Representatives passed the Patient Protection and Affordable Care Act, and the corresponding reconciliation bill. President Obama signed the larger comprehensive bill into law on March 23, 2010 and the reconciliation bill on March 30, 2010. The comprehensive $940 billion overhaul is expected to extend coverage to approximately 32 million previously uninsured Americans.

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

        On June 28, 2012, the United States Supreme Court upheld the constitutionality of the Health Care Reform Act's "individual mandate" that will require individuals as of 2014 to either purchase health insurance or pay a penalty. The Supreme Court also held, however, that the federal government cannot force states to expand their Medicaid programs by threatening to cut their existing Medicaid funds. As a result of this decision, states are left with a choice about whether to expand their Medicaid programs to cover low-income, non-disabled adults without children. Numerous states opted not to expand their Medicaid program in 2014, which may materially impact our Medicaid revenue in these states.

        The Health Care Reform Act provides for the creation of health insurance Marketplaces in each state where individuals can compare and enroll in QHPs. State were given the option to operate an insurance Marketplace themselves, to partner with the federal government in operating a Marketplace, or to opt for the federal government to operate their Marketplace. Individuals with an income less than 400% of the federal poverty level that purchase insurance on a Marketplace may be eligible for federal subsidies to cover a portion of their health insurance premium costs. In addition, they may be eligible for government cost sharing of co-insurance or co-pay obligations. An open question remains whether the availability of these federal subsidies classifies a QHP as a federal healthcare program. On October 30, 2013, Kathleen Sebelius, the Secretary of DHHS, indicated by letter that DHHS does not consider QHPs to be federal healthcare programs. However, this statement by Secretary Sebelius has not been tested in court, and a judge may not agree. If QHPs are classified as federal healthcare programs it could significantly increase the cost of compliance and could materially impact our operations.

        The Health Care Reform Act has experienced several setbacks that heighten the uncertainty about its implementation. On October 1, 2013, the DHHS launched the federally-run insurance Marketplaces through its Healthcare.gov website. The website has experienced multiple problems throughout its launch, which has limited the ability of individuals to sign up for healthcare coverage and has exposed security concerns. In addition, during the Fall of 2013, millions of people with individual health insurance plans received cancelation letters from their insurance providers. These letters frequently expressed that plans were being canceled because they failed to meet the new requirements of the Health Care Reform Act. In response, the White House announced that it would grant state insurance commissioners federal permission to allow consumers to keep existing health insurance policies through 2014. Several state insurance commissions have nonetheless continued to maintain that insurers cannot offer plans in 2014 unless they meet the requirements of the Health Care Reform Act. These implementation setbacks have called into question early predictions about the number of previously un-insured individuals who will obtain coverage through a Marketplace plan. In addition, certain members of Congress continue to introduce legislation that would repeal or significantly amend the Health Care Reform Act. Because of the continued uncertainty about the implementation of the Health Care Reform Act, we cannot predict the impact of the law or any future reforms on our business.

        We can give no assurance that the Health Care Reform Act will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform would affect our business.

        In addition, the Joint Select Committee on Deficit Reduction ("JSC") was created under the Budget Control Act of 2011 and signed into law on August 2, 2011. Under the law, unless the JSC could achieve $1.2 trillion in savings, an across-the-board sequestration would occur on January 2, 2013, and each subsequent year through 2021, to achieve $1.2 trillion in savings. On November 21, 2011, the JSC released a statement indicating the committee would be unable to reach agreement, thereby clearing the way for the sequestration process. Unless Congress acts to reverse the cuts, Medicare providers will be cut under the sequestration process by two percent each year relative to baseline spending through 2021. On January 2, 2013, the President signed the American Taxpayer Relief Act, which extended the sequestration order required under the Budget Control Act until March 1, 2013. On March 1, 2013, President Obama issued the required sequestration order and, pursuant to 2 U.S.C. § 906, the two percent Medicare sequester began to take effect for services provided on or after April 1, 2013.

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

        On February 18, 2014, we were served with subpoenas from the Office of Inspector General of the Department of Health & Human Services acting with the assistance of the U.S. Attorney's Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization ("FISH") laboratory tests ordered by certain of our employed physicians and performed by us. We have recorded a liability of approximately $4.7 million that is included in accrued expenses and general and administrative expense in our consolidated balance sheet and statement of operations and comprehensive loss, respectively, as of December 31, 2013. The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by us, our review of qualitative and quantitative factors, and our assessment of potential outcomes under different scenarios used to assess our exposure which may be used to determine a potential settlement should we decide not to litigate. Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, our exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled. Our estimate of the high-end of the range of exposure is $9.4 million.

        Based on reviews performed to date, we do not believe that we or our physicians knowingly submitted false claims in violation of applicable Medicare statutory or regulatory requirements. We are cooperating fully with the subpoena requests. We believe we have a meritorious position and will vigorously defend any claim that may be asserted against us.

Recent Developments

SFRO Joint Venture

        On February 10, 2014, we completed our investment in SFRO increasing the number of our radiation therapy centers by 21 and adding 88 additional radiation oncology and ICC physicians. In connection with our purchase of a 65% interest in SFRO, we entered into a new credit agreement providing for a $60 million term loan facility and $7.9 million of term loans to refinance existing SFRO debt (the "SFRO Credit Agreement"). In addition, subject to certain terms and conditions, the owners of the remaining 35% of SFRO will have the right to exchange their ownership interest in SFRO for common stock of 21CH.

        The SFRO Joint Venture increases the number of our treatment centers by approximately 10% and is expected to add approximately 591 average treatments per day.

        We believe that both the OnCure Acquisition and SFRO Joint Venture provide us an opportunity to further leverage our infrastructure, contracting, technology and footprint to achieve significant operating synergies, broaden and deepen our ability to offer advanced cancer care to patients throughout the United States and offer expansion opportunities for our ICC model across the Company.

        As a result of our recently completed transactions, we now operate 179 treatment centers, including 145 centers located in 16 U.S. states.

 Available Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and, in accordance therewith, file reports and other information with the Securities and Exchange Commission (the "SEC"). Such reports and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC's home page on the Internet (http://www.sec.gov).

        Our corporate website is www.21co.com and we make available copies of our filings under the Exchange Act, including Annual Reports on Form 10-K,, Quarterly Reports on Form 10-Q , Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our website, free of charge, under the heading "SEC Filings", as soon as reasonably practicable after such material is filed or furnished to the SEC. The information contained on the website is not part of this Annual Report on Form 10-K and is not incorporated into this Annual Report on Form 10-K by reference.

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

        Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 48%, 45%, and 45% of our U.S. net patient service revenue for the years ended December 31, 2011, 2012 and 2013, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid patients, equaling approximately 2.8%, 2.7%, and 2.7% for the years ended December 31, 2011, 2012 and 2013, respectively. In addition, Medicare Advantage represents approximately 13% of our 2013 U.S. net patient service revenue. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. Following a public comment period, the Centers for Medicare & Medicaid Services ("CMS") can change these schedules annually and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

        In the final Medicare 2013 Physician Fee Schedule, CMS reduced payments for radiation oncology by 7%. This reduction related to (1) the fourth year of the four-year transition to the utilization of new Physician Practice Information Survey ("PPIS") data, (2) a change in equipment interest rate assumptions, (3) budget neutrality effects of a proposal to create a new discharge care management code, (4) input changes for certain radiation therapy procedures, and (5) certain other revised radiation oncology codes. The largest of these changes (accounting for 4% of the gross reduction) reflected the transition of the final 25% of PPIS data used in the Practice Expense Relative Value Unit ("PERVU") methodology. The change in the CMS interest rate policy (accounting for 3% of the gross reduction) reduced interest rate assumptions in the CMS database from 11% to a sliding scale of 5.5% to 8%. CMS also finalized its proposal to create a HCPCS G-code to describe transition care management from a hospital or other institutional stay to a primary physician in the community (accounting for 1% of the gross reduction). While this policy benefited primary care, non-primary care physicians are negatively impacted due to the budget-neutrality of the Medicare 2013 Physician Fee Schedule. The rule also made adjustments (accounting for 1% of the gross reduction) due to the use of new time of care assumptions for IMRT and stereotactic body radiation therapy ("SBRT"). Although the proposed reductions in time of care assumptions alone would have resulted in a gross 7% reduction to radiation oncology, CMS in its final rule included updated cost data submitted by the radiation oncology community for code inputs which reversed the vast majority of the reduction resulting from the new time of care assumptions. Total gross reductions in the final rule were offset by a 2% increase due to certain other revised radiation oncology codes, which resulted in a total net reduction to radiation oncology of 7%.

        In the proposed Medicare 2014 Physician Fee Schedule, CMS proposed to reduce payments for radiation oncology by 5% overall. This reduction related to a cap on certain radiation oncology services at the hospital outpatient department and ambulatory surgical center's ("OPD/ASC") rate [-4%]; reductions to certain radiation oncology codes due to Medicare Economic Index ("MEI") revisions [-2%]; and offsetting minor increases due to other aspects of the fee schedule [+1%]. Because the cap and MEI policies only applied to freestanding settings, the cut to freestanding centers would likely have been closer to 8%, while hospital-based radiation oncologists would have received an increase in payment under the proposal. In the final Medicare 2014 Physician Fee Schedule, CMS did not finalize its proposal to cap certain radiation oncology services at the OPD/ASC rate. Although CMS did finalize its proposal to revise the MEI [-2% impact], CMS also incorporated updated relative value units ("RVUs") for new and existing codes [+3% impact] resulting in a net impact of +1% for radiation oncology overall. Because the MEI policy only applies to freestanding settings, the impact to freestanding centers is approximately flat, while hospital-based radiation oncologists would receive an increase in payment under the final rule. CMS noted in the final rule, due to budget neutrality requirements relating to the MEI policy, the 2014 conversion factor was estimated to be $35.6446 (assuming no sustainable growth rate ("SGR") cuts), rather than the 2013 conversion factor of $34.023.

        Medicare reimbursement rates for all procedures under Medicare ultimately are determined by a formula which takes into account a conversion factor ("CF") which is updated on an annual basis based on the SGR. For the last several years, the SGR policy has threatened significant cuts to the CF, although Congress has consistently delayed those cuts. On December 26, 2013 the President signed into law the Pathway for SGR Reform Act of 2013, which prevented the scheduled SGR payment reduction for physicians from taking effect on January 1, 2014. Instead, the Pathway for SGR Reform Act provided for a 0.5 percent update (to $35.8228) for such services through March 31, 2014. On April 1, 2014, the President signed H.R. 4302, the Protecting Access to Medicare Act of 2014 which extended the $35.8228 conversion factor through 2014 and also provided for a zero percent update through March 31, 2015. If future SGR reductions are not suspended, and if a permanent "doc fix" is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at more than 20%) will take effect on April 1, 2015.

        In addition, under the Budget Control Act of 2011, Medicare providers are cut under a sequestration process by 2% each year relative to baseline spending through 2021. This policy subsequently was extended through 2024. In the Protecting Access to Medicare Act, the sequestration policy was frontloaded for the year 2024 such that Medicare providers would be cut 4% in the first half of 2024 and 0% in the second half of 2024.

Reforms to the U.S. healthcare system may adversely affect our business.

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

        A significant portion of our U.S. patient volume is derived from government programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. We anticipate the Health Care Reform Act will continue to significantly affect how the healthcare industry operates in relation to Medicare, Medicaid and the insurance industry. The Health Care Reform Act contains a number of provisions, including those governing fraud and abuse, enrollment in federal healthcare programs, and reimbursement changes, which impact existing government healthcare programs and will continue to result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

        On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the Health Care Reform Act's "individual mandate" that will require individuals as of 2014 to either purchase health insurance or pay a penalty. The Supreme Court also held, however, that the federal government cannot force states to expand their Medicaid programs by threatening to cut their existing Medicaid funds. As a result of this decision, states are left with a choice about whether to expand their Medicaid programs to cover low-income, non-disabled adults without children. Numerous states opted not to expand their Medicaid program in 2014, which may materially impact our Medicaid revenue in these states.

        The Health Care Reform Act provides for the creation of health insurance "Marketplaces" in each state where individuals can compare and enroll in Qualified Health Plans ("QHPs"). Some QHPs will be partially subsidized by Federal funds. Individuals with an income less than 400% of the federal poverty level that purchase insurance on a Marketplace may be eligible for federal subsidies to cover a portion of their health insurance premium costs. In addition, they may be eligible for government cost sharing of co-insurance or co-pay obligations. The presence of Federal funds in QHPs in the form of subsidies and cost sharing may subject providers to heightened government attention and enforcement, which could significantly increase the cost of compliance and could materially impact our operations.

        Furthermore, an open question remains whether the availability of these federal subsidies classifies a QHP as a federal healthcare program. In an October 30, 2013 letter, Kathleen Sebelius, the Secretary of the U.S. Department of Health and Human Services ("DHHS"), indicated that DHHS does not consider QHPs to be federal healthcare programs. However, this statement by Secretary Sebelius has not been tested in court, and a judge may not agree. Additionally, a subsequent Centers for Medicare and Medicaid Services ("CMS") FAQ on November 4, 2013, as well as a November 7, 2013 letter from U.S. Senator Charles Grassley to Secretary Sebelius and Attorney General Eric Holder, indicates that this issue is not settled. If QHPs are classified as federal healthcare programs it could further increase the cost of compliance significantly for providers. The Health Care Reform Act has experienced several setbacks that heighten the uncertainty about its implementation. On October 1, 2013, the DHHS launched the federally-run insurance Marketplaces through its www.healthcare.gov website. The website has experienced multiple problems throughout its launch, which has limited the ability of individuals to sign up for healthcare coverage and has exposed security concerns. In addition, during the fall of 2013, millions of people with individual health insurance plans received cancellation letters from their insurance providers. These letters frequently expressed that plans were being cancelled because they failed to meet the new requirements of the Health Care Reform Act. In response, the White House announced that it would grant state insurance commissioners federal permission to allow consumers to keep existing health insurance policies through 2014. Several state insurance commissions have nonetheless continued to maintain that insurers cannot offer plans in 2014 unless they meet the requirements of the Health Care Reform Act. These implementation setbacks have called into question early predictions about the number of previously un-insured individuals who will obtain coverage through a Marketplace plan. In addition, certain members of Congress continue to introduce legislation that would repeal or significantly amend the Health Care Reform Act. Because of the continued uncertainty about the implementation of the Health Care Reform Act, we cannot predict the impact of the law or any future reforms on our business.

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

        We estimate that approximately 51%, 54% and 54% of our net patient service revenue for the years ended December 31, 2011, 2012 and 2013, respectively, was derived from commercial payers such as managed care organizations and private health insurance programs as well as individuals. As of December 31, 2013, we have over 900 contracts with commercial payers. These commercial payers generally reimburse us for services rendered to insured patients based upon predetermined rates. Rates for health maintenance organization ("HMO") benefit plans are typically lower than those for preferred provider organization ("PPO") or other benefit plans that offer broader provider access. While commercial payer rates are generally higher than government program reimbursement rates, approximately 7% of our non-Medicare Advantage commercial payer revenue is directly linked to Medicare reimbursement rates. When Medicare rates change, these commercial rates automatically change as well. Additionally, most commercial payers tend to negotiate their rates as a percentage of Medicare reimbursement. Even when our commercial rates are fixed and not tied directly to changes in Medicare, there is often pressure to renegotiate our reimbursement to align with these modified levels. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward certain additional managed care payers or Medicare or Medicaid reimbursements, then our revenue and profitability may decline and our operating margins will be reduced. Non-government payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts as well as enter into new managed care contracts on terms favorable to us. Any inability to maintain suitable financial arrangements with commercial payers could have a material adverse impact on our business.

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

Our overall business results may suffer from an economic downturn.

        The U.S. economy has weakened significantly following the 2008 financial crisis. Depressed consumer spending and higher unemployment rates continue to pressure many industries and geographic locations. During economic downturns, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits may force federal, state and local government entities to decrease spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our treatment centers. Other risks we face from general economic weakness include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective procedures as well as routine diagnostic examinations, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables.

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

We depend on recruiting and retaining qualified healthcare professionals for our success.

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

        Most of our radiation oncologists and other ICC physicians in the United States are employed under employment agreements which, among other things, provide that they will not compete with us (or the professional corporations contracting with us) for a period of time after their employment terminates. Such covenants not to compete are enforced to varying degrees from state to state. In most states, a covenant not to compete will be enforced only to the extent that it is necessary to protect the legitimate business interest of the party seeking enforcement, that it does not unreasonably restrain the party against whom enforcement is sought and that it is not contrary to the public interest. This determination is made based upon all the facts and circumstances of the specific case at the time enforcement is sought. It is unclear whether our interests under our administrative services agreements will be viewed by courts as the type of protected business interest that would permit us or the professional corporations to enforce a non-competition covenant against the radiation oncologists. Since our success depends in substantial part on our ability to preserve the business of our radiation oncologists and other ICC physicians, a determination that these provisions are unenforceable could have a material adverse effect on us.

        As a result of the OnCure Acquisition, in several markets we rely on physician practices to provide our services. Following our acquisition of OnCure, we assumed the Management Services Agreements ("MSAs") previously in place between OnCure and most of its managed practices, which excluded certain of the MSAs that were rejected in the OnCure bankruptcy proceeding, with all but five of the affected centers becoming either a direct Company provider or placed under a new MSA with a practice that was previously affiliated with us. Under the MSAs, OnCure provides the necessary medical and office equipment, clinical and operating staff (other than physicians) and office space and leasehold improvements, as well as general management and billing/collection services, in exchange for a management fee based on a percentage of the practice's revenues or EBITDA. The MSAs generally run for a term of ten years or longer with either party having the right to renew. Upon the termination or expiration of an MSA, OnCure retains the ownership of the office space and medical and office equipment, as well as the right to operate the center with a different medical provider. While there are certain reciprocal non-compete obligations, such obligations are generally relinquished upon the termination of the MSA.

We depend on our senior management and we may be materially harmed if we lose any member of our senior management.

        We are dependent upon the services of our senior management, especially Daniel E. Dosoretz, M.D., our Chief Executive Officer, and a director on the Company's Board of Directors and Alejandro Dosoretz, President and Chief Executive Officer of Medical Developers Cooperatief U.A. B.V. and Vidt Centro Medico. We have entered into executive employment and non-competition agreements with certain members of our senior management. Because many members of our senior management team have been with us for over 10 years and have contributed greatly to our growth, their services would be very difficult, time consuming and costly to replace. We carry key-man life insurance on Dr. Daniel Dosoretz. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave our employ, to compete with us or to reduce their involvement in our business, could have a material adverse effect on our business.

The oncology treatment market is highly competitive.

        The cancer treatment market is highly competitive in each market in which we operate. Our treatment centers face competition from hospitals, other medical practitioners and other operators of radiation treatment centers. There is a growing trend by hospitals to employ medical oncologists and other ICC physicians. We compete against hospitals and other providers to employee these individuals, which generally results in such physicians referring their patients to the hospitals' radiation facilities, rather than other free-standing facilities. There is also a growing trend of physicians in specialties other than radiation oncology, such as urology, entering the radiation treatment business. If these trends continue it could harm our referrals and our business. Certain of our competitors have longer operating histories and greater financial and other resources than us. In addition, in states that do not require a certificate of need for the purchase, construction or expansion of healthcare facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our centers, we may experience an overall decline in patient volume. In the event that we are not able to compete successfully, our business may be adversely affected and competition may make it more difficult for us to affiliate with or employ additional radiation oncologists on terms that are favorable to us.

We could be the subject of governmental investigations, claims and litigation.

        Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring "qui tam," or "whistleblower," suits against companies that knowingly submit false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000, plus three times the amount of damages which the government sustains because of the submission of a false claim. In addition, if we are found to have violated the False Claims Act, we could be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and other facilities may receive, inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

        Governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the Office of Inspector General of the U.S. Department of Health and Human Services ("OIG"), CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position, results of operations and liquidity.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established the Recovery Audit Contractor ("RAC") three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and expanded the program nationwide as of 2010. Since the nationwide expansion of the RAC program, CMS has recouped more than $5 billion in overpayments from fee-for-service Medicare providers. In addition, the Health Care Reform Act mandated the expansion of the RAC program to Medicaid. In 2011 CMS issued a Final Rule on Medicaid RAC program, requiring every state Medicaid agency to implement its Medicaid RAC program by 2012. State Medicaid agencies have also increased their review activities. Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be materially adversely affected.

        Consistent with its ongoing oversight obligations, the DHHS, acting through local Medicare carriers, the OIG and other enforcement agencies has requested information from us, through subpoenas and other civil information requests, seeking to confirm that the validity of claims that we submit for payment from the Medicare program. Upon receipt of such requests, we are fully cooperative with the government representatives/agents in supplying the requested information. Through our rigorous corporate compliance program that was established in accordance with OIG guidelines and includes periodic internal claims audits, we believe that we are in material compliance with all pertinent Medicare regulations, policies and procedures. The resolution of these requests could have a material adverse effect on our financial position, results of operations and liquidity.

We may be subject to actions for false claims, which could harm our business, if we do not comply with government coding and billing rules.

        If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 48%, 45%, and 45% of our U.S. net patient service revenue for the years ended December 31 2011, 2012 and 2013, respectively, consisted of payments from Medicare and Medicaid programs. In addition, Medicare Advantage represents approximately 13% of our 2013 U.S. net patient service revenue. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have not been errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

If we fail to comply with the federal anti-kickback statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could materially harm us.

        A provision of the Social Security Act, commonly referred to as the federal anti-kickback statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The federal anti-kickback statute is very broad in scope, as remuneration includes the transfer of anything of value, in cash or in kind. Financial relationships covered by this statute can include any relationship where remuneration is provided for referrals including payments not commensurate with fair market value, whether in the form of space, equipment leases, professional or technical services or anything else of value. As it is an "intent-based" statute, as detailed in federal court precedent, one or both parties must intend the remuneration to be in exchange for or to induce referrals. Violations of the federal anti-kickback statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000, imprisonment of up to five years, civil penalties under the Civil Monetary Penalties Law of up to $50,000 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs. These penalties and the participation exclusion, if applied to us or one or more of our subsidiaries or affiliates, could result in significant reductions in our revenues and could have a material adverse effect on our business.

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

        Our compensation and other financial arrangements with physicians are governed by the federal Stark Law. We rely on certain exceptions to the Stark Law, including those covering employees and in-office ancillary services, and the exclusion of certain requests by radiation oncologists for radiation therapy services from the definition of "referral." Under our ICC model, we have relationships with non-radiation oncology physicians such as medical oncologists, surgeons and urologists that are members of a group practice with our radiation oncologists and we rely on the Stark group practice definition and rules with respect to such relationships.

        The Health Care Reform Act also imposes new disclosure requirements, including one such requirement on referring physicians under the federal Stark Law to inform patients that they may obtain certain imaging services (e.g., magnetic resonance imaging ("MRI"), computed tomography ("CT") and positron emission tomography ("PET")) or other designated health services as specified by the Secretary of Health and Human Services in the future from a provider other than that physician, his or her group practice, or another physician in his or her group practice. To date, CMS has not applied these disclosure requirements to radiation therapy referrals but could do so in the future.

        While we believe that our financial relationships with physicians and referral practices are in compliance with applicable laws and regulations, we cannot guarantee that government authorities might take a different position. If we were found to be in violation of the Stark Law, we could be subject to significant civil and criminal penalties, including fines as specified above, exclusion from participation in government and private payer programs and requirements to refund amounts previously received from government and private payers.

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

        Certain states have proposed statutory or regulatory enactments that would prohibit the use of the Stark Law "in-office ancillary services" ("IOAS") exception for ICC physicians to obtain any financial benefit from radiation oncology and other DHS services even if they are part of a group practice. To date, only the state of Maryland has enacted such prohibition. Similarly, the American Society for Radiation Oncology ("ASTRO") supports recent proposed federal legislation, the Promoting Integrity in Medicare Act of 2013 ("PIMA"), which, if passed, would eliminate certain specified ancillary services from the IOAS exception to the Stark Law, including radiation therapy services and advanced diagnostic imaging studies, and increase enforcement and penalties for improper referrals. If any of these state or federal proposed enactments are promulgated, this could have a material adverse impact on our ICC model and our business.

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

We may encounter numerous business risks in identifying, acquiring and developing additional treatment centers, and may have difficulty operating and integrating those treatment centers.

        Over the past three years ended December 31, 2013, we have acquired 69 treatment centers, acquired 3 professional/other centers, developed 5 treatment centers, developed 1 professional/other center and transitioned 2 professional/other centers to freestanding treatment centers, all of which includes our acquisition of OnCure which we completed on October 25, 2013. As part of our growth strategy, we expect to continue to add additional treatment centers in our existing and new local and international markets. When we acquire or develop additional treatment centers, we may:

  •
  be unable to make acquisitions on terms favorable to us or at all;

  •
  have difficulty identifying desirable targets or locations for treatment centers in suitable markets;

  •
  be unable to obtain adequate financing to fund our growth strategy;

  •
  be unable to successfully operate the treatment centers;

  •
  have difficulty integrating their operations and personnel;

  •
  be unable to retain physicians or key management personnel;

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

        Larger acquisitions could increase our potential exposure to business risks. Furthermore, integrating a new treatment center could be expensive and time consuming, and could disrupt our ongoing business and distract our management and other key personnel. In addition, we may incur significant transaction fees and expenses, including for potential transactions that are not consummated.

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

        We currently plan to continue to develop new treatment centers in existing and new local markets, including international markets. We may not be able to structure economically beneficial arrangements in new markets as a result of healthcare laws applicable to such market or otherwise. If these plans change for any reason or the anticipated schedules for opening and costs of development are revised by us, we may be negatively impacted. There can be no assurance that these planned treatment centers will be completed or that, if developed, will achieve sufficient patient volume to generate positive operating margins. If we are unable to timely and efficiently integrate a newly-developed treatment center, our business could suffer.

        In the case of OnCure, the business operates through a structure dependent on management services agreements. If we are unable to manage these management services agreements and the associated relationships, the business may suffer and the expected results of the acquisition may not be realized.

        We cannot assure you that we will achieve the revenue and benefits identified in this Annual Report from completed acquisitions, including with respect to OnCure, or that we will achieve synergies and cost savings or benefits in connection with future acquisitions. In addition, many of the businesses that we have acquired and will acquire have unaudited financial statements that have been prepared by the management of such companies and have not been independently reviewed and audited. We cannot assure you that the financial statements of companies we have acquired or will acquire would not be materially different if such statements were audited. Finally, we cannot assure you that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete acquisitions at all.

Any failure to comply with regulations relating to privacy and security of patient information could subject us to significant penalties.

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

        Furthermore, the Omnibus HIPAA Rule, published on January 25, 2013 and now effective, makes business associates directly obligated to adhere to the HIPAA Security Rule and certain provisions of the HIPAA Privacy and Breach Notification Rules, such that violations of these rules can be enforced by the government directly against the business associate.

        Compliance with these regulations requires us to spend money and substantial time and resources. We believe that we are in material compliance with the HIPAA regulations with which we are currently required to comply. If we fail to comply with the HIPAA regulations, we could suffer civil penalties up to $50,000 per violation, not to exceed $1.5 million per calendar year for non-compliance of identical provisions, and criminal penalties with fines up to $250,000 per violation and possible imprisonment. Our facilities could be subject to a periodic audit by the federal government, and enforcement of HIPAA violations may occur by either federal agencies or state attorneys general. In 2011, the government launched a HIPAA audit initiative to assess covered entities' controls and processes implemented to comply with the HIPAA Privacy, Security, and Breach notification Rules, and the Office of Civil Rights is expected to implement a permanent HIPAA audit program beginning in 2014, which will expand compliance audits to business associates.

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

  •
  controlling the content of physician advertisements and marketing;

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

        Certain states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in California, Massachusetts, Michigan, Nevada, New York and North Carolina operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2011, 2012 and 2013, $114.7 million, $132.8 million and $131.9 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $524.0 million, $553.4 million and $584.1 million, respectively, from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on any basis, including on the basis of state laws prohibiting the corporate practice of medicine, nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

        As compared to our approach, the OnCure model involves MSA arrangements (as more fully described elsewhere in this Annual Report) with medical practices whose shareholders and partners are not otherwise affiliated with OnCure. Such medical practices serve as the provider of clinical services with all revenues being billed to patients and/or third party payers in the name or tax identification number or provider number of the practice. As compared to our general model, OnCure has less involvement in the clinical aspects of the center, focusing instead on the provision of space and equipment, as well as day-to-day management. While in connection with the integration of OnCure, it is our plan to introduce our proprietary technology and systems, as well as our ICC model, to these managed practices, there is no assurance that the shareholders and partners in the practices will adopt these systems and model. Moreover, while the terms of the MSAs generally run for ten years or longer, the non-compete obligations of the managed practices and their shareholders and partners generally cease upon the expiration or termination of the MSAs. Finally, whereas our financial arrangements with our affiliated physicians and practices generally involve an employment or compensation arrangement, the financial model under the OnCure MSAs involves a sharing of revenues or EBITDA. In short, the practices that are affiliated with OnCure under the MSA model generally have greater autonomy in their operations than the model we generally deploy.

Our business could be materially harmed by future interpretation or implementation of state laws regarding prohibitions on fee-splitting.

        Many states prohibit the splitting or sharing of fees between physicians and non-physicians, as well as between treating physicians and referral sources. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted certain types of fee arrangements in practice management agreements between entities and physicians as unlawful fee-splitting. We believe our arrangements with physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, if government regulatory authorities were to disagree, we and our radiation oncologists could be subject to civil and criminal penalties, and we could be required to restructure or terminate our contractual and other arrangements, which would result in a loss of revenue and could result in less input by us into the business decisions of such practices. In addition, expansion of our operations to other states with certain types of fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with physicians, professional corporations and hospitals, which could have a material adverse effect on our business, financial condition and results of operation.

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

  •
  maintenance and protection of records; and

  •
  environmental protection, health and safety, including the handling and disposal of medical waste.

        While we have structured our operations in a manner that we believe complies in all material respects with all applicable laws and regulations, we cannot assure you that government regulators will agree, given the breadth and complexity of such laws. If a government agency were to find that we are not in compliance with these laws, we could suffer civil or criminal penalties, including becoming the subject of cease and desist orders, rejection of the payment of our claims, the loss of our licenses to operate and our ability to participate in government or private healthcare programs, any of which could have a material adverse effect on our business, financial condition and results of operation.

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

        The treatment of cancer patients is subject to potential significant technological and therapeutic changes. Future technological developments could render our equipment obsolete. We may incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. In addition, there may be significant advances in other cancer treatment methods, such as chemotherapy, surgery, biological therapy or in cancer prevention techniques, which could reduce demand or even eliminate the need for the radiation therapy services we provide.

Changes in medical treatment guidelines or recommendations may adversely affect our business.

        There are numerous options that a cancer patient can undergo for treatment. There are also a number of regulatory bodies, research panels and formal guidelines that can influence or even dictate patients, payers and physicians in the course of action that a patient determines to take for his or her particular form of cancer. For instance, in May 2012, the U.S. Preventative Task Force finalized its recommendation against prostate-specific antigen ("PSA") screening and the National Cancer Institute suggested changes in treatment patterns for prostate cancer away from definitive treatment and towards "watchful waiting" or "active surveillance." Both of these bodies' proclamations negatively impacted the volume of prostate cancer treatments nationally. On a same practice basis, in 2012, our prostate cancer treatment volumes declined by over 9.6% over 2011. Although our prostate volumes have stabilized, there can be no assurance that further recommendations or changes in treatment guidelines for prostate cancer or other cancer types will not result in a decrease in diagnosis and treatment of cancer which could have a materially adverse effect on our business.

Efforts to regulate the construction, acquisition or expansion of healthcare treatment centers could prevent us from developing or acquiring additional treatment centers or other facilities or renovating our existing treatment centers.

        Many states have enacted certificate of need laws which require prior approval for the construction, acquisition or expansion of healthcare treatment centers. In giving approval, these states consider the need for additional or expanded healthcare treatment centers or services. In the states of Kentucky, Massachusetts, Michigan, North Carolina, Rhode Island, South Carolina and West Virginia in which we currently operate, certificates of need must be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered and various other matters. Other states in which we now or may in the future operate may also require certificates of need under certain circumstances not currently applicable to us. We may not be able to obtain the certificates of need or other required approvals for ongoing, additional or expanded treatment centers or services in the future. In addition, at the time we acquire a treatment center, we may agree to replace equipment or expand the acquired treatment center. If we are unable to obtain required approvals, we may not be able to acquire additional treatment centers or other facilities or expand acquired treatment centers, expand the healthcare services we provide at these treatment centers or replace equipment.

        Certain states are reconsidering their participation in certificate of need programs, and these decisions could significantly impact the approval process for future projects. For example, on June 25, 2013, the governor of South Carolina vetoed the appropriation of funds for the state's certificate of need program. This veto was upheld by the South Carolina House of Representatives the next day. As a result of the veto, the South Carolina Department of Health and Environmental Control ("SCDEHC") suspended the operation of the certificate of need program for the fiscal year beginning July 1, 2013. The SCDEHC is not reviewing any new or existing applications while the certificate of need program is suspended. A petition is currently pending in front of the South Carolina Supreme Court seeking a declaratory ruling on the ability of providers to engage in activities covered by the state's certificate of need law without approval by the SCDEHC. The outcome of this ruling and other potential future efforts in other states could materially affect our ability to develop new projects in various states.

We are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

        We have significant operations in foreign countries. Currently, we operate through 25 legal entities in Argentina, Costa Rica, The Dominican Republic, El Salvador, Guatemala and Mexico, in addition to our operations in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

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

  •
  potential restrictions on repatriation of funds, payments of dividends and other financial options integral to our investments and operations;

  •
  potential declines in government and/or private payer reimbursement amounts for our services;

  •
  potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

  •
  foreign currency exchange restrictions and fluctuations; and

  •
  local political and social conditions, including the possibility of hyperinflationary conditions and political or social instability in certain countries.

        We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner at each location where we do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon our financial condition and results of operations.

        Further, our international operations require us to comply with a number of U.S. and international regulations. For example, we must comply with U.S. economic sanctions and export control laws in connection with exports of products and services, and we must comply with the Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to ensure that our employees and agents comply with the FCPA, economic sanctions and export controls, and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions, and our results of operations and financial condition could be materially and adversely affected.

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

        Our international subsidiaries accounted for $60.5 million, $81.2 million and $90.9 million or 9.4%, 11.7% and 12.3%, of our revenues for the years ended December 31, 2011, 2012 and 2013, respectively.

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

        We incur currency exchange risk whenever we enter into a transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency exchange risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations.

Exchange controls implemented by the Argentine Government on the acquisition of U.S. dollars and other foreign currencies could have a material impact in our operations, business, financial condition and results of operations.

        The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority and Central Bank of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S.

dollars. Those approvals are administered by the Argentine Central Bank through the Mercado Unico y Libre de Cambio, which is the only market where exchange transactions may be lawfully made. Further, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina. There can be no assurance that the Central Bank of Argentina or other government agencies will not increase such controls or restrictions or make modifications to these regulations or establish more severe restrictions on currency exchange, making payments to foreign creditors or providers, dividend payments to foreign shareholders or require its prior authorization for such purposes. As a result, these exchange controls and restrictions could materially affect the business, financial condition and results of operations of our Argentine subsidiaries and could significantly impact our ability to comply with our foreign currency obligations, each of which could have a material adverse effect on our financial condition and results of operation.

Our information systems are critical to our business and a failure of those systems could materially harm us.

        We depend on our ability to store, retrieve, process and manage a significant amount of information, and to provide our treatment centers with efficient and effective accounting and scheduling systems. Our information systems require maintenance and upgrading to meet our needs, which could significantly increase our administrative expenses. We are currently upgrading multiple systems and migrating to other systems within our organization.

        Furthermore, any system failure that causes an interruption in service or availability of our systems could adversely affect operations or delay the collection of revenues. Even though we have implemented network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, or cessations in the availability of systems, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.

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

        Any failure of our information technology and systems could disrupt these operations, which could lead to a material adverse effect on our financial position and results of operations.

If we fail to effectively and timely implement electronic health record systems, our operations could be adversely affected.

        As required by the American Recovery and Reinvestment Act of 2009, the DHHS has developed and is implementing an incentive payment program for eligible healthcare professionals that adopt and meaningfully use certified electronic health record ("EHR") technology. If our future treatment centers are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in 2015, eligible healthcare professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. While we have qualified at our existing facilities, failure to implement EHR systems effectively and in a timely manner at our recently acquired facilities or any future facilities would impact our eligibility to participate in these incentive programs and could have a material adverse effect on our financial position and results of operations.

Our financial results may suffer if we have to write-off goodwill or other intangible assets.

        A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for approximately 58.8% and 56.4% of the total assets on our balance sheet as of December 31, 2013 and 2012, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. We have written off significant amounts of goodwill and intangible assets in the past, and any future write-off could have a material adverse effect on our financial condition and results of operations. For the year ended December 31, 2011, we wrote-off approximately $360.6 million in goodwill, trade name, leasehold improvements and other investments as a result of our annual impairment testing of our goodwill and indefinite-lived intangible assets and branding initiatives relating to our trade name. For the year ended December 31, 2012, we wrote-off approximately $81.0 million in goodwill and leasehold improvements as a result of our interim impairment testing of our goodwill and indefinite-lived intangible assets. For the year ended December 31, 2013, there was no impairment of goodwill or intangible.

We are addressing a previous material weakness with respect to our internal controls and have identified two separate material weaknesses in our internal controls, which could, if not sufficiently remediated, result in material misstatements in our financial statements.

        In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2012, we identified a material weakness in internal controls relating to the valuation of goodwill. We have taken steps since then to remediate the internal control weakness, such that at December 31, 2013, our controls over the valuation of goodwill operated effectively. During 2013, we continued to review the underlying assumptions and inputs to the valuation specialists, as well as reviewed the underlying schedules related to the output of the calculation of the impairment values. As we further optimize and refine our goodwill valuation processes, we will review the related controls and may take additional steps to ensure that they remain effective and are integrated appropriately. While we have implemented the procedures described above and will continue to take further steps in the near future to strengthen further our internal controls, there can be no assurance that we will not identify control deficiencies in the future or that such deficiencies will not have a material impact on our operating results or financial statements.

        In addition, in March 2014, we identified a material weakness in our internal communications regarding the identification of and accounting for the loss contingency, along with the related disclosure regarding certain subpoenas we received in February, 2014, from the Office of Inspector General of the Department of Health & Human Services. We determined that the error was caused by (i) the design of certain controls relating to the identification and communication of potential losses relating to certain patient billings and (ii) deficiencies in the determination of and accounting for the probable loss as well as the related disclosures regarding the subpoenas. Management determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting as of December 31, 2013. See Item 9A for further information.

        We are in the process of developing and implementing new processes and procedures to remediate the material weaknesses that existed in our internal control over financial reporting with respect to the identification of and accounting for a loss contingency and related disclosure as of December 31, 2013, as well as the continued improvement of our overall system of internal controls over financial reporting with respect to the accounting for loss contingencies, including the establishment of a disclosure committee and the assessment of future probable loss contingency accounting and methods.

        If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may be unable to accurately report our financial results, or report them within the required timeframes, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results in the future, which could cause investors and others to lose confidence in our financial statements, limit our ability to raise capital and could adversely affect our reputation, results of operations and financial condition.

A significant number of our treatment centers are concentrated in certain states, particularly Florida, which makes us sensitive to regulatory, economic and other conditions in those states.

        Our Florida treatment centers accounted for approximately 40%, 39% and 39% of our freestanding radiation revenues during the years ended December 31 2011, 2012 and 2013, respectively. Our treatment centers are also concentrated in the states of California and North Carolina, which accounted for approximately 7.0% and 7.2%, respectively, of our freestanding radiation revenues for the year ended December 31, 2012. This concentration makes us particularly sensitive to regulatory requirements in those locations, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee-splitting, corporate practice of medicine, antitrust, licensing and certificates of need, as well as economic and other conditions which could impact us. If our treatment centers in these states are adversely affected by changes in regulatory, economic or other conditions, our revenue and profitability may decline.

Our operations in Florida and other areas could be disrupted or damaged by hurricanes and other natural disasters.

        Florida is susceptible to hurricanes, and as of December 31, 2013, we have 45 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 40%, 39% and 39% of our freestanding radiation revenues during the years ended December 31 2011, 2012 and 2013, respectively. Our California centers are located in areas that are known to experience earthquakes from time to time, some of which have been severe. In 2005, 21 of our treatment centers in South Florida were disrupted by Hurricane Wilma which required us to close all of these centers for one business day. Although none of these treatment centers suffered structural damage as a result of the hurricane, their utility services were disrupted. While Hurricane Wilma did not have any long-term impact on our business, our Florida treatment centers, our California treatment centers and any of our other treatment centers located in other areas that may be affected by a hurricane, earthquake or other natural disaster could be subject to significant disruptions and/or damage in the future and could have an adverse effect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all such losses.

We have potential conflicts of interest relating to our related party transactions which could harm our business.

        We have potential conflicts of interest relating to existing agreements we have with certain of our directors, executive officers and equityholders. In 2011, 2012 and 2013, we paid an aggregate of $21.5 million, $21.6 million and $22.9 million, respectively, under certain of our related party agreements, including leases, and malpractice insurance premiums and we received $82.7 million, $62.5 million and $72.1 million, respectively, pursuant to our other services agreements with related parties. Potential conflicts of interest can exist if a related party has to make a decision that has different implications for us and the related party. If a dispute arises in connection with any of these agreements, if not resolved satisfactorily to us, our business could be harmed. These agreements include:

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

        In California, Maryland, Massachusetts, Michigan, Nevada, New York and North Carolina, we have administrative services agreements with professional corporations that are owned by certain of our directors, executive officers and equityholders who own interests in these professional corporations. While we have stock transfer agreements corresponding to our administrative services agreements in place in all states except New York that provide us with the ability to designate qualified successor physician owners of the shares held by the physician owners of these professional corporations upon the occurrence of certain events, there can be no assurance that we will be able to enforce them under the laws of the respective states or that they will not be challenged by regulatory agencies. Such stock transfer agreements do not exist with the practices located in California, Florida and Indiana that are affiliated with OnCure. Potential conflicts of interest may arise in connection with the administrative services agreements that may have materially different implications for us and the professional corporations and there can be no assurance that it will not harm us. For example, we bill for such services either on a fixed basis, percentage of net collections basis, or on a per treatment basis, depending on the particular state requirements and certain of these arrangements are subject to renegotiation on an annual basis. We may be unable to renegotiate acceptable fees, in which event many of the administrative services agreements provide for binding arbitration. If we are unsuccessful in renegotiations or arbitration this could negatively impact our operating margins or result in the termination of our administrative services agreements.

        Additionally, we lease 37 of our treatment centers from ownership groups that consist of certain of our directors, executive officers and equityholders. Before we enter into these leases, we compare rates and terms with our standard documentation as well as rely on third-party fair market value reports for relevant markets. We may be unable to renegotiate these leases when they come up for renewal on terms acceptable to us, if at all.

        In October 2003, we replaced our existing third-party medical malpractice insurance coverage with coverage we obtained from an insurance entity which is owned by certain of our directors, executive officers and equityholders. After soliciting various third-party proposals for malpractice insurance coverage on an annual basis, we renewed this coverage in 2011, 2012 and 2013, with the approval of the Audit and Compliance Committee of the Company's Board of Directors. We may be unable to renegotiate this coverage at acceptable rates and comparable coverage may not be available from third-party insurance companies. If we are unsuccessful in renewing our malpractice insurance coverage, we may not be able to continue to operate without being exposed to substantial risks of claims being made against us for damage awards we are unable to pay.

        Related party transactions between us and any related party are subject to approval by the Audit and Compliance Committee on behalf of the Company's Board of Directors or by the Company's Board of Directors, and disputes are handled by the Company's Board of Directors. There can be no assurance that the above or any future conflicts of interest will be resolved in our favor. If not resolved in our favor, such conflicts could harm our business. For a further description of our related party transactions, see "Certain Relationships and Related Party Transactions."

In recent years, accreditation of facilities and the establishment of a national error reporting database have been under consideration.

        The Chairman of the American College of Radiology ("ACR") called for the required accreditation of all facilities which bill Medicare for advanced medical imaging and radiation oncology services, including those in hospitals at a congressional hearing on medical radiation. In addition, ASTRO called for the establishment of the nation's first central database for the reporting of errors involving linear accelerators and CT scanners. Federal legislation was also introduced in March 2013, which requires certain personnel furnishing medical imaging examinations or radiation therapy to obtain state licensure and certification from certain approved certification organizations, and directs HHS to establish a program for designating and publishing a list of such certification organizations.

        Of our 130 U.S. treatment centers, 96 have received or are in process of receiving ACR accreditation. In addition to a deep physics infrastructure and internal maintenance department, we have recently begun to utilize Gamma Function as a broad application radiation safety monitoring tool to minimize potential errors in our radiation therapy treatments. While we continue to improve upon safety measures aimed at minimizing errors in radiation therapy treatment in accordance with our internal protocols as well as the mandates of organizations like ACR, we cannot assure you that any further critical press and government scrutiny will not adversely affect our business and results of operations.

Our financial results could be adversely affected by claims brought against our facilities, the increasing costs of professional liability insurance and by successful malpractice claims.

        We could be subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. We are also exposed to the risk of professional liability and other claims against us and our radiation oncologists and other physicians and professionals arising out of patient medical treatment at our treatment centers. Our risk exposure as it relates to our non-radiation oncology physicians could be greater than with our radiation oncologists to the extent such non-radiation oncology physicians are engaged in diagnostic activities. For a discussion of current pending material litigation against us, see "Business—Legal Proceedings." Malpractice claims, if successful, could result in substantial damage awards which might exceed the limits of any applicable insurance coverage. Insurance against losses of this type can be expensive and insurance premiums may increase in the near future. Insurance rates vary from state to state, by physician specialty and other factors. The rising costs of insurance premiums, as well as successful malpractice claims against us or one of our physicians, could have a material adverse effect on our financial position and results of operations.

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

        If payment for claims exceed actuarially determined estimates or are not covered by insurance, or if reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

Our substantial debt could adversely affect our financial condition.

        We have $991.7 million of total debt outstanding as of December 31, 2013. Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

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

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

        We will have the right to incur substantial additional indebtedness in the future. The terms of our Term Facility and our $100 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Facility, the "Credit Facilities") and the indentures governing our notes restrict, but do not in all circumstances, prohibit us from doing so. Under the instruments governing our debt, we are permitted to incur substantial additional debt. Any additional debt may be governed by indentures or other instruments containing covenants that could place restrictions on the operation of our business and the execution of our business strategy in addition to the restrictions on our business already contained in the agreements governing our existing debt. Because any decision to issue debt securities or enter into new debt facilities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future debt financings and whether we may be required to accept unfavorable terms for any such financings.

The indentures governing our notes and our Credit Facilities impose significant operating and financial restrictions on our Company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

        The indentures governing our notes and our Credit Facilities impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

  •
  incur additional indebtedness or enter into sale and leaseback obligations;

  •
  pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock;

  •
  make certain investments or other restricted payments;

  •
  place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;

  •
  engage in transactions with equityholders or affiliates;

  •
  sell certain assets or merge with or into other companies; and

  •
  create liens.

        As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

We are indirectly owned and controlled by Vestar and its interests may conflict with yours as a noteholder.

        Vestar indirectly controls approximately 81% of the Class A voting equity units of 21st Century Oncology Investments, LLC "21CI"), which controls us, and which in turn controls our subsidiaries. As a result, they have the power to elect a majority of our board of directors and effectively have control over major decisions regardless of whether noteholders believe that any such decisions are in their own best interests. The interests of Vestar as an equity holder may conflict with the interests of a noteholder. Vestar may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on the notes. In addition, Vestar may have an interest in pursuing acquisitions, divestitures, financings or other transactions that it believes could enhance its equity investments even though such transactions might involve risks to you as a noteholder.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        Our executive and administrative offices are located in Fort Myers, Florida. These offices contain approximately 79,000 square feet of space. These offices will be adequate for our current primary needs, but we also believe that we will require significant additional space to meet our future needs and such future expansion is in the preliminary stages.

        Our radiation treatment centers typically range in size from 5,000 to 12,000 square feet. As of December 31, 2013 we provided radiation therapy services in 163 treatment centers in 16 states and in Latin America, Central America, Mexico, and the Caribbean. We own the real estate on which three of our treatment centers are located. We lease land and space at 152 treatment center locations, of which in 37 of these locations, certain of our directors, executive officers and equityholders have an ownership interest. These leases expire at various dates between 2014 and 2044 and 98 of these leases have one or more renewal options of five or 10 years. Also, eight of our treatment center locations are operated pursuant to professional and other service arrangements. We consider all of our offices and treatment centers to be well-suited to our present requirements. However, as we expand to additional treatment centers, or where additional capacity is necessary in a treatment center, additional space will be obtained where feasible. The following list summarizes the number of radiation treatment centers operated in each state, country, or region:

State/County/Region	Treatment Centers	State/County/Region	Treatment Centers
Alabama	2	North Carolina	13
Arizona	5	Rhode Island	3
California	24	South Carolina	1
Florida	45	West Virginia	3
Indiana	4	Argentina	25
Kentucky	4	Costa Rica	2
Maryland	5	Dominican Republic	2
Massachusetts	2	El Salvador	1
Michigan	6	Guatemala	1
Nevada	4	Mexico	2
New Jersey	4
New York	5	Total	163

Item 3.    Legal Proceedings

        We are involved in certain legal actions and claims that arise in the ordinary course of our business. We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        On February 18, 2014, we were served with subpoenas from the Office of Inspector General of the Department of Health & Human Services acting with the assistance of the U.S. Attorney's Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization ("FISH") laboratory tests ordered by certain of our employed physicians and performed by us. We have recorded a liability of approximately $4.7 million that is included in accrued expenses and general and administrative expense in our consolidated balance sheet and statement of operations and comprehensive loss, respectively, as of December 31, 2013. The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by us, our review of qualitative and quantitative factors, and our assessment of potential outcomes under different scenarios used to assess our exposure which may be used to determine a potential settlement should we decide not to litigate. Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, our exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled. Our estimate of the high-end of the range of exposure is $9.4 million.

        Based on reviews performed to date, we do not believe that we or our physicians knowingly submitted false claims in violation of applicable Medicare statutory or regulatory requirements. We are cooperating fully with the subpoena requests. We believe we have a meritorious position and will vigorously defend any claim that may be asserted against us.

Item 4.    Mine Safety Disclosures

        Not applicable to 21st Century Oncology Holdings, Inc.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        We are a direct wholly owned subsidiary of 21CI. Accordingly, there is no public trading market for our common stock.

Stockholders

        As of March 1, 2014, there was one owner of record of our common stock, 21CI.

Dividends

        We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

        Our senior secured credit facilities and the indentures governing our notes generally prohibit the payment of dividends by us on shares of our common stock, with certain limited exceptions.

Equity Compensation Plan Information

        The following table lists the number of securities of 21CI available for issuance as of December 31, 2013 under the 21CI equity-based incentive plan, as amended. For a description of the plan, please see note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	N/A	N/A	Non-voting preferred equity units: 2,825
Voting Class A equity units: 51,854
Non-voting MEP equity units: 89,179
Non-voting Class G equity units: 10
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	—	—	Non-voting preferred equity units: 2,825
Voting Class A equity units: 51,854
Non-voting MEP equity units: 89,179
Non-voting Class G equity units: 10

Unregistered Sales of Equity Securities

        On March 1, 2011, 25 shares of common stock of the Company were issued in connection with our acquisition of MDLLC, which we refer to herein as the "MDLLC Acquisition". In addition, the Company's direct parent, 21CI issued 13,660 Preferred Units and 258,955 Class A Units of 21CI as a component of the consideration in the MDLLC Acquisition.

        On August 22, 2013, 3 shares of common stock of the Company were issued in connection with the final payment of the earn-out liability. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. In addition, 21CI issued 1,513 Preferred Units and 28,684 Class A Units of 21CI as a component of the consideration of the earn out payment.

        21CI sold equity securities during this period. The number of units of common equity of 21CI issued during 2013 pursuant to the 21CI equity-based incentive plan, as amended were granted under Rule 701 promulgated under the Securities Act.

        On December 9, 2013, 21CI entered into a Fourth Amended and Restated Limited Liability Company Agreement (the "Fourth Amended LLC Agreement") which replaced the Third Amended LLC Agreement in its entirety. The Fourth Amended LLC Agreement established new classes of incentive equity units (such new units, together with Class MEP Units, as modified under the

Fourth Amended LLC Agreement, the "2013 Plan") in 21CI in the form of Class M Units, Class N Units and Class O Units for issuance to employees, officers, directors and other service providers, eliminated 21CI's Class L Units and Class EMEP Units, and modified the distribution entitlements for holders of each existing class of equity units of 21CI.

Repurchases of Equity Securities

        Neither the Company's nor 21CI repurchased any equity securities during 2013:

Item 6.    Selected Financial Data

        The following selected historical consolidated financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2011 to 2013 were derived from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2009 to December 31, 2010 were derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results included below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of our future performance. You should read the following data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, and other financial information included in this Annual Report on Form 10-K.

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
(in thousands):
Consolidated Statements of Operations and Comprehensive Loss Data:
Net patient service revenue	$517,646	$535,913	$638,690	$686,216	$715,999
Management fees	—	—	—	—	11,139
Other revenue	6,838	8,050	6,027	7,735	9,378

Total revenues	524,484	543,963	644,717	693,951	736,516
Salaries and benefits	259,532	282,302	326,782	372,656	409,352
Medical supplies	45,361	43,027	51,838	61,589	64,640
Facility rent expense	22,106	27,885	33,375	39,802	45,565
Other operating expenses	24,398	27,103	33,992	38,988	45,629
General and administrative expenses	54,537	65,798	81,688	82,236	106,887
Depreciation and amortization	46,416	46,346	54,084	64,893	65,195
Provision for doubtful accounts	12,871	8,831	16,117	16,916	12,146
Interest expense, net	62,502	58,505	60,656	77,494	86,747
Electronic health records incentive income	—	—	—	(2,256)	(1,698)
Fair value adjustment of earn-out liability and noncontrolling interests-redeemable	—	—	—	1,219	130
Loss on sale of assets of a radiation treatment center	—	1,903	—	—	—
Gain on the sale of an interest in a joint venture	—	—	—	—	(1,460)
Loss on sale leaseback transaction	—	—	—	—	313
Loss on investments	—	—	250	—	—
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—
Loss on foreign currency transactions	—	—	106	339	1,283
Loss on forward currency derivative contracts	—	—	672	1,165	467
Early extinguishment of debt	—	10,947	—	4,473	—
Impairment loss	3,474	97,916	360,639	81,021	—

Total expenses	531,197	670,563	1,019,965	840,535	835,196
Loss before income taxes	(6,713)	(126,600)	(375,248)	(146,584)	(98,680)
Income tax (benefit) expense	1,002	(12,810)	(25,365)	4,545	(20,432)

Net loss	(7,715)	(113,790)	(349,883)	(151,129)	(78,248)
Net income attributable to non-controlling interests	(1,835)	(1,698)	(3,558)	(3,079)	(1,966)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(9,550)	$(115,488)	$(353,441)	$(154,208)	$(80,214)

Net loss per common share:
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder—basic	(9,550.00)	(115,488.00)	(346,171.40)	(150,446.83)	(78,181.29)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder—diluted	(9,550.00)	(115,488.00)	(346,171.40)	(150,446.83)	(78,181.29)
Weighted average shares outstanding:
Basic	1,000	1,000	1,021	1,025	1,026

Diluted	1,000	1,000	1,021	1,025	1,026

Balance Sheet Data (at end of period):
Cash and cash equivalents	$32,958	$13,977	$10,177	$15,410	$17,462
Working capital(1)	49,970	19,076	19,929	24,262	9,057
Total assets	1,379,225	1,236,330	998,592	922,301	1,128,191
Finance obligations	77,230	8,568	14,266	17,192	20,650
Total debt	549,059	598,831	679,033	762,368	991,666
Total equity	622,007	508,208	177,294	18,467	(79,218)
Other Financial Data:
Ratio of earnings to fixed charges(2)	—	—	—	—	—
Deficiency to cover fixed charges(3)	9,127	128,292	377,137	148,837	100,171

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

Overview

        We are the leading global, physician-led provider of integrated cancer care ("ICC") services. Our physicians provide comprehensive, academic quality, cost-effective coordinated care for cancer patients in personal and convenient community settings (our "ICC model"). We believe we offer a powerful value proposition to patients, hospital systems, payers and risk-taking physician groups by delivering high quality care and good clinical outcomes at lower overall costs through outpatient settings, clinical excellence, physician coordination and scaled efficiency.

        We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of December 31, 2013, was comprised of approximately 671 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. Our physicians provide medical services at approximately 304 locations, including our 163 radiation therapy centers. Of the 163 treatment centers, 38 treatment centers were internally developed and 117 were acquired (including two which were transitioned from professional and other arrangements to freestanding). 41 radiation therapy centers operate in partnership with health systems and other clinics and community-based sites. Our 130 cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 16 states, including Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia. Our 33 international treatment centers in Latin America are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets and continue to expand our affiliation with physician specialties in closely related areas including gynecological, breast and surgical oncology, medical oncology and urology in a number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an ICC model.

        We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

  •
  the number of Relative Value Units ("RVUs") (a standard measure of value used in the U.S. Medicare reimbursement formula for physician services) delivered per day in our freestanding centers;

  •
  the percentage change in RVUs per day in our freestanding centers;

  •
  the number of treatments delivered per day in our freestanding centers;

  •
  the average revenue per treatment in our freestanding centers;

  •
  the number and type of radiation oncology cases completed;

  •
  the number of treatments per radiation oncology case completed;

  •
  the revenue per radiation oncology case;

  •
  the ratio of funded debt to pro-forma adjusted earnings before interest, taxes, depreciation and amortization (leverage ratio); and

  •
  facility gross profit.

Revenue Drivers

        Our revenue growth is primarily driven by expanding the number of our centers, optimizing the utilization of advanced technologies at our existing centers and benefiting from demographic and population trends in most of our local markets and by providing value added services to other healthcare and provider organizations. New centers are added or acquired based on capacity, demographics and competitive considerations.

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

  U.S. Domestic

	Year Ended December 31,
	2011	2012	2013
Payer
Medicare	44.9%	42.6%	41.9%
Commercial	50.9	53.6	54.3
Medicaid	2.8	2.7	2.7
Self pay	1.4	1.1	1.1

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

        Since cancer disproportionately affects elderly people, a significant portion of our U.S. net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.7% of our U.S. net patient service revenue for the year ended December 31, 2013.

        In the final Medicare 2013 Physician Fee Schedule, CMS reduced payments for radiation oncology by 7%. This reduction related to (1) the fourth year of the four-year transition to the utilization of new PPIS data, (2) a change in equipment interest rate assumptions, (3) budget neutrality effects of a proposal to create a new discharge care management code, (4) input changes for certain radiation therapy procedures, and (5) certain other revised radiation oncology codes. The largest of these changes (accounting for 4% of the gross reduction) reflected the transition of the final 25% of PPIS data used in the PERVU methodology. The change in the CMS interest rate policy (accounting for 3% of the gross reduction) reduced interest rate assumptions in the CMS database from 11% to a sliding scale of 5.5% to 8%. CMS also finalized its proposal to create a HCPCS G-code to describe transition care management from a hospital or other institutional stay to a primary physician in the community (accounting for 1% of the gross reduction). While this policy benefited primary care, non-primary care physicians are negatively impacted due to the budget-neutrality of the Medicare 2013 Physician Fee Schedule. The rule also made adjustments (accounting for 1% of the gross reduction) due to the use of new time of care assumptions for IMRT and SBRT. Although the proposed reductions in time of care assumptions alone would have resulted in a gross 7% reduction to radiation oncology, CMS in its final rule included updated cost data submitted by the radiation oncology community for code inputs which reversed the vast majority of the reduction resulting from the new time of care assumptions. Total gross reductions in the final rule were offset by a 2% increase due to certain other revised radiation oncology codes, which resulted in a total net reduction to radiation oncology of 7%.

        In the proposed Medicare 2014 Physician Fee Schedule, CMS proposed to reduce payments for radiation oncology by 5% overall. This reduction related to a cap on certain radiation oncology services at the hospital outpatient department and ambulatory surgical center's ("OPD/ASC") rate [-4%]; reductions to certain radiation oncology codes due to Medicare Economic Index ("MEI") revisions [-2%]; and offsetting minor increases due to other aspects of the fee schedule [+1%]. Because the cap and MEI policies only applied to freestanding settings, the cut to freestanding centers would likely have been closer to 8%, while hospital-based radiation oncologists would have received an increase in payment under the proposal. In the final Medicare 2014 Physician Fee Schedule, CMS did not finalize its proposal to cap certain radiation oncology services at the OPD/ASC rate. Although CMS did finalize its proposal to revise the MEI [-2% impact], CMS also incorporated updated relative value units ("RVUs") for new and existing codes [+3% impact] resulting in a net impact of +1% for radiation oncology overall. Because the MEI policy only applies to freestanding settings, the impact to freestanding centers is approximately flat, while hospital-based radiation oncologists would receive an increase in payment under the final rule. CMS noted in the final rule, due to budget neutrality requirements relating to the MEI policy, the 2014 conversion factor was estimated to be $35.6446 (assuming no sustainable growth rate ("SGR") cuts), rather than the 2013 conversion factor of $34.023.

        Medicare reimbursement rates for all procedures under Medicare ultimately are determined by a formula which takes into account a conversion factor ("CF") which is updated on an annual basis based on the SGR. For the last several years, the SGR policy has threatened significant cuts to the CF, although Congress has consistently delayed those cuts. On December 26, 2013 the President signed into law the Pathway for SGR Reform Act of 2013, which prevented the scheduled SGR payment reduction for physicians from taking effect on January 1, 2014. Instead, the Pathway for SGR Reform Act provided for a 0.5 percent update (to $35.8228) for such services through March 31, 2014. On April 1, 2014, the President signed H.R. 4302, the Protecting Access to Medicare Act of 2014 which extended the $35.8228 conversion factor through 2014 and also provided for a zero percent update through March 31, 2015. If future SGR reductions are not suspended, and if a permanent "doc fix" is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at more than 20%) will take effect on April 1, 2015.

        In addition, under the Budget Control Act of 2011, Medicare providers are cut under a sequestration process by 2% each year relative to baseline spending through 2021. This policy subsequently was extended through 2024. In the Protecting Access to Medicare Act, the sequestration policy was frontloaded for the year 2024 such that Medicare providers would be cut 4% in the first half of 2024 and 0% in the second half of 2024.

Commercial

        Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

        Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 97% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the year ended December 31, 2013 approximately 3% of our U.S. net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

Self-Pay

        Self-pay consists of payments for treatments by patients not otherwise covered by third-party payers, such as government or commercial sources. Because the incidence of cancer is much higher in those over the age of 65, most of our patients have access to Medicare or other insurance and therefore the self-pay portion of our business is less than it would be in other circumstances. However, we are seeing a general increase in the patient responsibility portion of our claims and revenue.

        We grant a discount on gross charges to self-pay patients not covered under other third party payer arrangements. The discount amounts are excluded from patient service revenue. To the extent that we realize additional losses resulting from nonpayment of the discounted charges, such additional losses are included in the provision for doubtful accounts.

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

  •
  healthcare reform.

Results of Operations

        The following summary results of operations data are qualified in their entirety by reference to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes, included in this Annual Report on Form 10-K, and other financial information included in this Annual Report on Form 10-K.

Years Ended December 31, 2011, 2012 and 2013

        For the year ended December 31, 2013, our total revenues grew by approximately 6.1%, over the prior year, while our total revenues for the year ended December 31, 2012 grew by approximately 7.6% over the prior year. For the years ended December 31, 2013, 2012 and 2011, we had total revenues of $736.5 million, $694.0 million and $644.7 million, respectively.

        For the years ended December 31, 2013, 2012 and 2011, net patient service revenue comprised 97.2%, 98.9% and 99.1%, respectively, of our total revenues. In states where we employ radiation oncologists, we derive our net patient service revenue through fees earned from the provision of the professional and technical component fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. In accordance with ASC 810, we consolidate the operating results of certain of the professional corporations for which we provide administrative services into our own operating results. In 2013, 2012 and 2011, 18.4%, 19.4% and 18.0%, respectively, of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

        In our net patient service revenue for the years ended December 31, 2013, 2012, and 2011, revenue from the professional-only component of radiation therapy and revenue from our ICC physician practices, comprised approximately 29.8%, 28.7%, and 25.8%, respectively, of our total revenues.

        Management fees are recorded at the amount earned by us under the management services agreements. Services rendered by the respective physician groups are billed by us, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. For the year ended December 31, 2013, management fees comprised 1.5% of our total revenues.

        For the years ended December 31, 2013, 2012 and 2011, other revenue comprised approximately 1.3%, 1.1% and 0.9%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

        The following table summarizes key operating statistics of our results of operations for the periods presented:

	Year Ended December 31,			Year Ended December 31,
			% Change			% Change
Domestic U.S.	2011*	2012		2012	2013
Number of treatment days	255	255	0.0%	255	255	0.0%
Total RVU's—freestanding centers	11,986,768	11,483,600	(4.2)%	11,483,600	11,615,189	1.1%
RVU's per day—freestanding centers	47,007	45,034	(4.2)%	45,034	45,550	1.1%
Percentage change in RVU's per day—freestanding centers—same market basis	10.5%	(6.3)%		(6.3)%	(3.5)%
Total treatments—freestanding centers	473,400	493,330	4.2%	493,330	546,951	10.9%
Treatments per day—freestanding centers	1,856	1,935	4.2%	1,935	2,145	10.9%
Percentage change in revenue per treatment freestanding centers—same market basis	2.8%	(3.9)%		(3.9)%	(6.2)%
Percentage change in treatments per day freestanding centers—same market basis	1.0%	2.0%		2.0%	4.3%
Percentage change in freestanding revenues same market basis	4.2%	(2.1)%		(2.1)%	(2.2)%
Radiation oncology cases completed:
3-D cases		6,174		6,174	7,442
IMRT cases		10,862		10,862	11,955
Other cases		2,072		2,072	2,223

Total radiation oncology cases completed		19,108		19,108	21,620	13.1%

	Year Ended December 31,			Year Ended December 31,
			% Change			% Change
Domestic U.S.	2011*	2012		2012	2013
Treatments per radiation oncology case completed		24.2		24.2	23.6
Revenue per radiation oncology case		$19,206		$19,206	$18,703
Number of employed, contracted and affiliated physicians:
Radiation oncologists	116	111		111	156
Urologists	83	106		106	124
Surgeons	31	34		34	35
Medical oncologists	17	24		24	25
Gynecologic oncologists	4	5		5	7
Other physicians	8	10		10	13
Affiliated physicians	—	281		281	311

Total physicians	259	571	120.5%	571	671	17.5%

Treatment centers—freestanding (global)	118	121	2.5%	121	155	28.1%
Treatment centers—hospital / other groups (global)	9	5	(44.4)%	5	8	60.0%

Total treatment centers	127	126	(0.8)%	126	163	29.4%

Days sales outstanding at quarter end	39	34		34	31
Net patient service revenue—professional services only (in thousands)	$166,090	$199,097		$199,097	$219,721
Net patient service revenue—excluding physician practice expense (in thousands)	$638,690	$686,216		$686,216	$731,171

*
Excludes the impact of the termination of a capitated contract in Las Vegas, Nevada. Case data not available for 2011.

        The following table summarizes key operating statistics of our results of operations for our international operations for the periods presented:

	Years ended December 31,			Years ended December 31,
International	2011**	2012	% Change	2012	2013	% Change
Number of new cases
2-D cases	5,411	4,857		4,857	3,716
3-D cases	6,888	8,901		8,901	10,418
IMRT / IGRT cases	1,478	1,471		1,471	1,956

Total	13,777	15,229	10.5%	15,229	16,090	5.7%

Revenue per radiation oncology case	$5,080	$5,382		$5,382	$5,659

**
includes full period operating statistics, including period prior to our acquisition on March 1, 2011

International

        Comparison of the Years Ended December 31, 2012 and 2013.    MDLLC's total revenues increased $9.7 million, or 11.9%, from $81.2 million to $90.9 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Total revenue was positively impacted by $0.6 million of revenue from the start-up of a new Center in Argentina in August 2012, growth in treatments and an improvement in treatment mix from our November, 2011 acquisition in Argentina, growth in treatments and overall service mix improvements at our Argentina, El Salvador, and our centers in the Dominican Republic, and improved capitated pricing in Argentina, offset by the impact of a greater depreciation in the Argentine Peso versus the same period in 2012. Case growth increased by 861 or 5.7% during the period. The trend toward more clinically-advanced treatments which require more time to complete continued during the period with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments vs. 2D treatments as compared to the same period in 2012.

        Facility gross profit increased $6.0 million, or 13.8% from $43.5 million to $49.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Facility-level gross profit as a percentage of total revenues increased to 54.4% from 53.5%. Margin growth resulted from growth in IMRT and 3-D cases, and improved pricing for capitated cases in Argentina, offset by higher depreciation and amortization relating to our continued growth and investment in Latin America, local inflation in Argentina, and higher facility rent expense.

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

        Facility gross profit decreased $0.7 million, or 6.2% from $10.9 million to $10.2 million for the three months ended December 31, 2012 as compared to the same period in 2011. Facility-level gross profit as a percentage of total revenues decreased from 53.7% to 49.2%. Lower IMRT cases in Argentina, increases in compensation, facility rent, and incremental depreciation expense relating to our continued growth and investment in Latin America, as well as local inflation was offset by decreases in medical supplies and other operating costs, including lower outsourcing of scans as a result of recent equipment purchases.

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

        Facility gross profit increased $0.9 million, or 9.0% from $10.0 million to $10.9 million for the three months ended December 31, 2011 as compared to the three months ended September 30, 2011. Facility-level gross profit as a percentage of net patient service revenue decreased to 53.7% from 56.5%, primarily due to an increase in physician compensation, incremental depreciation expense relating to our continued growth and investment in Latin America, facility rent expense and expenses from the outsourcing of scans.

        The following table presents summaries of results of operations for the years ended December 31, 2011, 2012 and 2013 (dollars in thousands). This information has been derived from the consolidated statements of operations and comprehensive loss included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
(in thousands)	2011		2012		2013
Revenues:
Net patient service revenue	$638,690	99.1%	$686,216	98.9%	$715,999	97.2%
Management fees	—	—	—	—	11,139	1.5
Other revenue	6,027	0.9	7,735	1.1	9,378	1.3

Total revenues	644,717	100.0	693,951	100.0	736,516	100.0
Expenses:
Salaries and benefits	326,782	50.7	372,656	53.7	409,352	55.6
Medical supplies	51,838	8.0	61,589	8.9	64,640	8.8
Facility rent expenses	33,375	5.2	39,802	5.7	45,565	6.2
Other operating expenses	33,992	5.3	38,988	5.6	45,629	6.2
General and administrative expenses	81,688	12.7	82,236	11.9	106,887	14.5
Depreciation and amortization	54,084	8.4	64,893	9.4	65,195	8.9
Provision for doubtful accounts	16,117	2.5	16,916	2.4	12,146	1.6
Interest expense, net	60,656	9.4	77,494	11.2	86,747	11.8
Electronic health records incentive income	—	—	(2,256)	(0.3)	(1,698)	(0.2)
Gain on the sale of an interest in a joint venture	—	—	—	—	(1,460)	(0.2)
Loss on sale leaseback transaction	—	—	—	—	313	—
Early extinguishment of debt	—	—	4,473	0.6	—	—
Fair value adjustment of earn-out liability and noncontrolling interests-redeemable	—	—	1,219	0.2	130	—
Impairment loss	360,639	55.9	81,021	11.7	—	—
Loss on investments	250	—	—	—	—	—
Gain on fair value adjustment of previously held equity investment	(234)	—	—	—	—	—
Loss on foreign currency transactions	106	—	339	—	1,283	0.2
Loss on foreign currency derivative contracts	672	0.1	1,165	0.2	467	0.1

Total expenses	1,019,965	158.2	840,535	121.2	835,196	113.5

Loss before income taxes	(375,248)	(58.2)	(146,584)	(21.2)	(98,680)	(13.5)
Income tax (benefit) expense	(25,365)	(3.9)	4,545	0.7	(20,432)	(2.8)

Net loss	(349,883)	(54.3)	(151,129)	(21.9)	(78,248)	(10.7)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(3,558)	(0.6)	(3,079)	(0.4)	(1,966)	(0.3)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(353,441)	(54.8)%	$(154,208)	(22.3)%	$(80,214)	(11.0)%

Comparison of the Years Ended December 31, 2012 and 2013

Revenues

        Total revenues.    Total revenues increased by $42.5 million, or 6.1%, from $694.0 million in 2012 to $736.5 million in 2013. Total revenue was positively impacted by $59.4 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2012 and 2013 through the acquisition of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, Rhode Island and the acquisition of physician radiation practices in Arizona, California, Florida, Indiana, North Carolina, Mexico and the opening of two de novo centers and two hospital professional services arrangements transitioned to freestanding as follows:

Date	Sites	Location	Market	Type
February 2012	1	Asheville, North Carolina	Western North Carolina	Acquisition
March 2012	2	Broward County—Florida	Broward County—Florida	Transition from professional / other to freestanding
March 2012	1	Lakewood Ranch—Florida	Sarasota/Manatee Counties—Florida	Acquisition
August 2012	1	Latin America	International (Argentina)	De Novo
May 2013	3	Cape Coral / Ft. Myers / Bonita Springs—Florida	Lee County—Florida	Acquisition
May 2013	2	Naples—Florida	Collier County—Florida	Acquisition
June 2013	1	Casa Grande—Arizona	Central Arizona	Joint Venture Acquisition
July 2013	1	Latin America	International (Mexico)	Acquisition
September 2013	1	Latin America	International (Argentina)	De Novo (Hospital Campus)
October 2013	30	California / Indiana / Florida	California / Indiana / Florida	Acquisition—OnCure Freestanding
October 2013	3	Indiana	Indiana	Acquisition—OnCure professional / other
October 2013	1	Roanoke Rapids, North Carolina	Eastern North Carolina	Acquisition

        Revenue from CMS for the 2013 PQRI program decreased approximately $0.6 million and revenues in our existing local markets and practices decreased by approximately $16.3 million. The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2013 Physician Fee Schedule, one less treatment day and treatment declines for prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. The decrease was partially offset by increased managed care pricing and organic growth.

Expenses

        Salaries and benefits.    Salaries and benefits increased by $36.7 million, or 9.8%, from $372.7 million in 2012 to $409.4 million in 2013. Salaries and benefits as a percentage of total revenues increased from 53.7% in 2012 to 55.6% in 2013. Additional staffing of personnel and physicians due to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013 contributed $30.8 million to our salaries and benefits. In June 2012, we implemented a new equity-incentive plan, which provided stock compensation of $3.3 million in 2012 as compared to $0.6 million in 2013. For existing practices and centers within our local markets, salaries and benefits increased $8.6 million due increased salaries related to our physician liaison program and the expansion of our senior management team offset by decreases in our compensation arrangements with certain radiation oncologists.

        Medical supplies.    Medical supplies increased by $3.0 million, or 5.0%, from $61.6 million in 2012 to $64.6 million in 2013. Medical supplies as a percentage of total revenues decreased from 8.9% in 2012 to 8.8% in 2013. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $4.5 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013. In our remaining practices and centers in existing local markets, medical supplies decreased by approximately $1.5 million as certain chemotherapy drugs are administered through hospital settings under physician practice arrangements. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

        Facility rent expenses.    Facility rent expenses increased by $5.8 million, or 14.5%, from $39.8 million in 2012 to $45.6 million in 2013. Facility rent expenses as a percentage of total revenues increased from 5.7% in 2012 to 6.2% in 2013. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $6.0 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013. In March 2012 we paid approximately $0.4 million to terminate a lease for our Beverly Hills, California office we closed in March 2011. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.1 million.

        Other operating expenses.    Other operating expenses increased by $6.6 million or 17.0%, from $39.0 million in 2012 to $45.6 million in 2013. Other operating expense as a percentage of total revenues increased from 5.6% in 2012 to 6.2% in 2013. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $4.7 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013. Approximately $1.8 million relates to equipment rental expense relating to the equipment refinancing closed in September 2012. In our remaining practices and centers in existing local markets other operating expenses increased approximately $0.1 million.

        General and administrative expenses.    General and administrative expenses increased by $24.7 million or 30.0%, from $82.2 million in 2012 to $106.9 million in 2013. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 11.9% in 2012 to 14.5% in 2013. The net increase of $24.7 million in general and administrative expenses was due in part to an increase of approximately $7.9 million relating to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013. In addition there was an increase of approximately $2.0 million related to expenses for consulting services for the CMS 2013/2014 fee schedule, $11.5 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $4.7 million relating to an estimated loss contingency reserve, $0.3 million in our rebranding initiatives to 21st Century Oncology trade name, offset by a decrease of approximately $1.0 million in litigation settlements with certain physicians and a decrease of approximately $0.7 million in our remaining practices and treatments centers in our existing local markets.

        Depreciation and amortization.    Depreciation and amortization increased by $0.3 million or 0.5%, from $64.9 million in 2012 to $65.2 million in 2013. Depreciation and amortization expense as a percentage of total revenues decreased from 9.4% in 2012 to 8.9% in 2013. The change in depreciation and amortization was due to an increase of approximately $5.6 million relating to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013. A decrease of approximately $3.7 million in amortization of our trade name and a decrease of approximately $1.4 million predominately due to the refinancing of certain medical equipment leases with a financial institution in September 2012 classified as prepaid rent. In our remaining practices and centers in existing local markets depreciation and amortization decreased approximately $0.2 million.

        Provision for doubtful accounts.    The provision for doubtful accounts decreased by $4.8 million, or 28.2%, from $16.9 million in 2012 to $12.1 million in 2013. The provision for doubtful accounts as a percentage of total revenues decreased from 2.4% in 2012 to 1.6% in 2013. We continued to reduce our provision for doubtful accounts as we made progress in improving the overall collection process, including centralization of the prior authorization process, with a standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self-pay patients, automated insurance rebilling, focused escalation processes for claims in medical review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense as a percentage of total revenues.

        Interest expense, net.    Interest expense, increased by $9.3 million, or 11.9%, from $77.5 million in 2012 to $86.7 million in 2013. The increase is primarily attributable to an increase of approximately $11.8 million of interest as a result of the Secured Notes issued in May 2012 of approximately $350.0 million, the refinancing of our senior secured credit facility in August 2013, the issuance of $75.0 million in senior secured notes in the OnCure transaction and additional capital lease financing. An increase in the amortization of deferred financing costs and original issue discount of approximately $0.6 million as a result of our refinancing of our senior credit facility in August 2013 and an increase of approximately $0.1 million of interest expense in our international markets, offset by a decrease in our interest rate swap expense of approximately $2.8 million and the write- off of loan costs of approximately $0.5 million in May 2012.

        Electronic health records incentive income.    The American Recovery and Reinvestment Act of 2009 provides for incentive payments for Medicare eligible professionals who are meaningful users of certified EHR technology. We account for EHR incentive payments utilizing the gain contingency model. Pursuant to the gain contingency model, we recognize EHR incentive payments when the specified meaningful use criteria have been satisfied, as all contingencies in estimating the amount of the incentive payments to be received are resolved. For the year ended December 31, 2013 and 2012 we recognized approximately $1.7 million and $2.3 million, respectively of EHR revenues.

        Gain on the sale of an interest in a joint venture.    In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million, and recorded a respective gain on the sale.

        Loss on sale leaseback transaction.    In December 2013, the Company entered into a sale leaseback transaction with two financial institutions. The sale leaseback transaction related to medical equipment. Proceeds from the sale were approximately $18.4 million. The Company recorded a loss on the sale leaseback transaction of approximately $0.3 million.

        Early extinguishment of debt.    We incurred approximately $4.5 million from the early extinguishment of debt as a result of the prepayment of the $265.4 million senior secured credit facility—Term Loan B and prepayment of $63.0 million senior secured credit facility—revolving credit portion, which included the write-offs of $3.7 million in deferred financing costs and $0.8 million in original issue discount costs.

        Fair value adjustment of earn-out liability.    On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. We also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. At December 31, 2012, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.4 million. We recorded the $1.0 million to expense in the fair value adjustment caption in the consolidated statements of operations and comprehensive loss.

        On November 4, 2011, we purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. In November 2012, we exercised our purchase option to purchase the remaining interest for approximately $1.4 million and recorded the adjustment of $0.2 million to the purchase option as an expense in the fair value adjustment of the noncontrolling interests-redeemable in the consolidated statements of operations and comprehensive loss.

        On October 25, 2013, we completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from our senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions. The $7.5 million subject to escrow arrangements was recorded as an earn out payment contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, and is due and payable on December 31, 2015. At December 31, 2013, we estimated the fair value of the contingent earn out liability and increased the liability due to the holders to approximately $7.6 million. We recorded the $0.1 million to expense in the fair value adjustment caption in the consolidated statements of operations and comprehensive loss.

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

        Loss on foreign currency derivative contracts.    We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. We maintain foreign currency derivative contracts which mature on a quarterly basis. In 2013 and 2012, the expiration of the December 31, 2013 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a loss of approximately $0.5 million and $1.2 million, respectively.

        Income taxes.    Our effective tax rate was 20.8% in fiscal 2013 and (3.1)% in fiscal 2012. The change in the effective rate in 2013 compared to the same period of the year prior is primarily due to the favorable effect of the OnCure purchase price adjustments on the valuation allowance booked against our net deferred tax assets. The fiscal year 2012 tax rate was also impacted by the income tax benefit associated with the termination of the interest rate swap in the first quarter and by the recording of a noncash impairment charge relating to goodwill in the U.S. domestic reporting segment of $80.7 million. As a result, on an absolute dollar basis, the expense for income taxes changed by $24.9 million from the income tax expense of $4.5 million in 2012 to an income tax benefit of $20.4 million in 2013.

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

        Net loss.    Net loss decreased by $72.9 million, from $151.1 million in net loss in 2012 to $78.2 million net loss in 2013. Net loss represents 21.9% of total revenues in 2012 and 10.7% of total revenues in 2013.

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

Date	Sites	Location	Market	Type
March 2011	26	Latin America, Central America, Mexico and the Caribbean	International	Acquisition
June 2011	1	London, Kentucky	Central Kentucky	Professional / other groups
August 2011	1	Andalusia, Alabama	Southeastern Alabama	De Novo
August 2011	1	Redding, California	Northern California	Acquisition
September 2011	2	Broward County—Florida	Broward County—Florida	Professional / other groups
November 2011	4	Latin America	International	Acquisition
December 2011	2	Goldsboro and Sampson, North Carolina	Eastern North Carolina	Acquisition
February 2012	1	Asheville, North Carolina	Western North Carolina	Acquisition
March 2012	2	Broward County—Florida	Broward County—Florida	Transition from professional/other to freestanding
March 2012	1	Lakewood Ranch—Florida	Sarasota/Manatee Counties—Florida	Acquisition
August 2012	1	Latin America	International (Argentina)	De Novo

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

        Electronic health records incentive income.    The American Recovery and Reinvestment Act of 2009 provides for incentive payments for Medicare eligible professionals who are meaningful users of certified EHR technology. We account for EHR incentive payments utilizing the gain contingency model. Pursuant to the gain contingency model, we recognize EHR incentive payments when the specified meaningful use criteria have been satisfied, as all contingencies in estimating the amount of the incentive payments to be received are resolved. For the year ended December 31, 2012 we recognized approximately $2.3 million of EHR revenues.

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

        Fair value adjustment of earn-out liability and noncontrolling interests-redeemable.    On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. We also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. At December 31, 2012, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.4 million. We recorded the $1.0 million to expense in the fair value adjustment caption in the consolidated statements of operations and comprehensive loss.

        On November 4, 2011, we purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. In November 2012, we exercised our purchase option to purchase the remaining interest for approximately $1.4 million and recorded the adjustment of $0.2 million to the purchase option as an expense in the fair value adjustment of the noncontrolling interests-redeemable in the consolidated statements of operations and comprehensive loss.

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

Liquidity and Capital Resources

        We are highly leveraged. As of December 31, 2013, we had $1.0 billion of long-term debt and other long-term liabilities outstanding. Over the next year, the interest and principal payments due under our various debt agreements are approximately $95.3 million and $17.5 million, respectively. As of December 31, 2013, we have $45.7 million, available on our revolving credit facility.

        Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

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

  •
  Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets.

        We have several initiatives designed to increase revenue and profitability through strategic acquisitions, improvements in commercial payer contracting, development and expansion of our integrated cancer care model, and realignment of physician compensation arrangements.

        Although we are significantly leveraged, we expect that the current cash balances, liquidity from our revolver, and cash generated from operations will be sufficient to meet working capital, capital expenditure, debt service, and other cash needs for the next year; however, there can be no assurances that we will be able to generate sufficient cash flows to fund our operations and service our debt for the next year.

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

Cash Flows From Operating Activities

        Net cash provided by operating activities for the years ended December 31, 2011 and 2012 was $44.8 million, $16.1 million, respectively. Net cash used in operating activities for the year ended December 31, 2013 was $11.6 million.

        Net cash used in operating activities decreased by $27.7 million from $16.1 million in cash provided by operating activities in 2012 to $11.6 million in cash used in operating activities in 2013 predominately due to a decrease in cash flow due to the reductions in RVUs for many of our treatment codes effective with the 2013 physician fee schedule and increased interest costs. On May 10, 2012, we issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017. We used the proceeds to repay our existing senior secured revolving credit facility and the Term Loan B portion of our senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility, and to pay related fees and expenses. We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 34 days to 31 days.

        Cash at December 31, 2013 held by our foreign subsidiaries was $3.6 million. We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S. We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business. We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

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

Cash Flows From Investing Activities

        Net cash used in investing activities for 2011, 2012, and 2013 was $96.8 million, $57.3 million, and $118.0 million, respectively.

        Net cash used in investing activities increased by $60.7 million from $57.3 million in 2012 to $118.0 million in 2013. In 2013, net cash used in investing activities was impacted by approximately $0.8 million in cash paid for the assets of several physician practices in Arizona, New Jersey and North Carolina, and approximately $17.7 million in cash paid for the assets of five radiation oncology practices and a urology group located in Lee and Collier Counties in Southwest Florida in May 2013. In June 2013, we contributed our Casa Grande, Arizona radiation physician practice and approximately $5.0 million to purchase a 55.0% interest in a joint venture. In June 2013, we entered into a "stalking horse" investment agreement to acquire OnCure Holdings, Inc. (together with its subsidiaries, "OnCure") upon effectiveness of its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code for approximately $125.0 million, (excluding capital leases, working capital and other adjustments). The purchase price included $42.5 million in cash and up to $82.5 million in assumed debt ($7.5 million of assumed debt will be released assuming certain OnCure centers achieve a minimum level of EBITDA). We funded an initial deposit of approximately $5.0 million into an escrow account subject to the working capital adjustments.

        On October 25, 2013, we completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from our senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions.

        In 2013, net cash used in investing activities was impacted by approximately $0.5 million in contribution of capital to an unconsolidated joint venture. In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island for approximately $1.5 million. In July 2013, we purchased the remaining 38.0% interest in a joint venture radiation facility, located in Woonsocket, Rhode Island from a hospital partner for approximately $1.5 million. In July 2013 we purchased a company, which operates a radiation treatment center in Tijuana, Mexico for approximately $1.6 million. In October 2013 we purchase a radiation therapy treatment center in Roanoke Rapids, North Carolina for approximately $2.2 million. During 2013, we entered into foreign exchange option contracts expiring in March 2014 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine Peso against the U.S. dollar. The cost of the option contracts, were approximately $0.2 million.

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

        Historically, our capital expenditures have been primarily for equipment, leasehold improvements and information technology equipment. Total capital expenditures, inclusive of amounts financed through capital lease arrangements, outstanding accounts payable relating to the acceptance and delivery of medical equipment and exclusive of the purchase of radiation treatment centers, were $41.3 million, $38.0 million and $43.8 million in 2011, 2012 and 2013, respectively. Historically, we have funded our capital expenditures with cash flows from operations, borrowings under our senior secured credit facilities and borrowings under lease lines of credit.

Cash Flows From Financing Activities

        Net cash provided by financing activities for 2011, 2012 and 2013 was $48.2 million, $46.4 million and $131.6 million, respectively.

        On October 25, 2013, we completed the acquisition of OnCure. The transaction included the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions. Interest is payable on the Secured Notes on each January 15 and July 15, commencing July 15, 2014.

        On August 28, 2013, we entered into an Amendment Agreement (the "Amendment Agreement") to the credit agreement among us, 21C, the institutions from time to time party thereto as lenders, the Administrative Agent named therein and the other agents and arrangers named therein, dated as of May 10, 2012 (the "Original Credit Agreement" and, as amended and restated by the Amendment Agreement, the "Credit Agreement"). Pursuant to the terms of the Amendment Agreement the amendments to the Original Credit Agreement became effective on August 29, 2013.

        The Credit Agreement provides for credit facilities consisting of (i) a $90 million term loan facility (the "Term Facility") and (ii) a revolving credit facility provided for up to $100 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the "Revolving Credit Facility" and together with the Term Facility, the "Credit Facilities"). The Term Facility and the Revolving Credit Facility each have a maturity date of October 15, 2016.

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

        We had partnership distributions from non-controlling interests of approximately $3.9 million and $2.2 million in 2012 and 2013, respectively.

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

Senior Secured Second Lien Notes

        On May 10, 2012, we issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017 (the "Secured Notes").

        The Secured Notes were issued pursuant to an indenture, dated May 10, 2012 (the "Secured Notes Indenture"), the Company, the guarantors signatory thereto and Wilmington Trust, National Association. The Secured Notes are senior secured second lien obligations of the Company and are guaranteed on a senior secured second lien basis by the Company, and each of our domestic subsidiaries to the extent such guarantor is a guarantor of the Company's obligations under the Revolving Credit Facility (as defined below).

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

Senior Secured Notes

        On October 25, 2013, we completed the acquisition of OnCure. The transaction included the issuance of $82.5 million in senior secured notes of OnCure (the "OnCure Notes"), which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions. The OnCure Notes were issued pursuant to an Amended and Restated Indenture (the "OnCure Indenture") of OnCure, with OnCure, as issuer, the subsidiaries of OnCure named therein, as guarantors, the Company, 21C and the subsidiaries of the Company and 21C named therein, as guarantors and Wilmington Trust, National Association, as trustee and collateral agent. The OnCure Notes are senior secured obligations of OnCure and certain of its subsidiaries that guarantee the OnCure Notes and senior unsecured obligations of the Company and its subsidiaries that guarantee the OnCure Notes.

        The OnCure Indenture contains covenants that, among other things, restrict the ability of OnCure, certain of its subsidiaries, the Company, 21C and certain of its subsidiaries to: incur, assume or guarantee additional indebtedness; pay dividends or redeem or repurchase capital stock; make other restricted payments; incur liens; redeem debt that is junior in right of payment to the OnCure Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into mergers or consolidations; and enter into transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications. In addition, in certain circumstances, if OnCure or the

Company sell assets or experience certain changes of control, they must offer to purchase the OnCure Notes.

Amended and Restated Credit Agreement

        On May 10, 2012, we also entered into the Credit Agreement (the "Credit Agreement") among 21C, as borrower, the Company, Wells Fargo Bank, National Association, as administrative agent (in such capacity, the "Administrative Agent"), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto. On August 28, 2013, we entered into the Amendment Agreement to the credit agreement among the Company, 21C, the institutions from time to time party thereto as lenders, the Administrative Agent named therein and the other agents and arrangers named therein, dated as of May 10, 2012 (the "Original Credit Agreement" and, as amended and restated by the Amendment Agreement, the "Credit Agreement"). Pursuant to the terms of the Amendment Agreement the amendments to the Original Credit Agreement became effective on August 29, 2013.

        The Credit Agreement provides for credit facilities consisting of (i) a $90 million term loan facility (the "Term Facility") and (ii) a revolving credit facility provided for up to $100 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the "Revolving Credit Facility" and together with the Term Facility, the "Credit Facilities"). The Term Facility and the Revolving Credit Facility each have a maturity date of October 15, 2016.

        Loans under the Revolving Credit Facility and the Term Facility are subject to the following interest rates:

          (a)   for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to (i) a floating index rate per annum equal to (A) the rate per annum determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period appearing on Reuters Screen LIBOR01 Page as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (B) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of liability funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D) (provided that solely with respect to loans under the Term Facility, such floating index rate shall not be less than 1.00% per annum), plus (ii) an applicable margin (A) based upon a total leverage pricing grid for loans under the Revolving Credit Facility or (B) equal to 6.50% per annum for loans under the Term Facility; and

          (b)   for loans which are base rate loans, at a rate per annum equal to (i) a floating index rate per annum equal to the greatest of (A) the Administrative Agent's prime lending rate at such time, (B) the overnight federal funds rate at such time plus 1/2 of 1%, and (C) the Eurodollar Rate for a Eurodollar loan with a one-month interest period commencing on such day plus 1.00% (provided that solely with respect to loans under the Term Facility, such floating index rate shall not be less than 2.00% per annum), plus (ii) an applicable margin (A) based upon a total leverage pricing grid for loans under the Revolving Credit Facility or (B) equal to 5.50% per annum for loans under the Term Facility.

        We will pay certain recurring fees with respect to the Credit Facilities, including (i) fees on the unused commitments of the lenders under the Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

        The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C's subsidiaries to make distributions, advances and asset transfers. In addition, as of the last business day of each month, 21C will be required to maintain a certain minimum amount of unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility of not less than $15.0 million.

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

        The obligations of 21C under the Credit Facilities are guaranteed by the Company and certain direct and indirect wholly-owned domestic subsidiaries of 21C.

        The Credit Facilities and certain interest rate protection and other hedging arrangements provided by lenders under the Credit Facilities or its affiliates are secured on a first priority basis by security interests in substantially all of 21C's and each guarantor's tangible and intangible assets (subject to certain exceptions).

        The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at December 31, 2013	Level at December 31, 2013
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$15.0 million	$57.7 million

        The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of December 31, 2013.

        On April 15, 2014, we obtained a waiver of borrowing conditions due to a default of not providing audited financial statements for the year ended December 31, 2013 within 90 days after year end. We paid the administrative agent for the account of the Revolving Lenders a fee equal to 0.125% of such Lender's aggregate Commitments. The Senior Revolving Credit Facility provides for a 30 day cure period for the filing of the audited annual financial statements. The default was cured with the provision of the audited financial statements to the administrative agent on April 30, 2014.

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

Billing and Collections

        Our billing system in the U.S. utilizes a fee schedule for billing patients, third-party payers and government sponsored programs, including Medicare and Medicaid. Fees billed to government sponsored programs, including Medicare and Medicaid, and fees billed to contracted payers and self pay patients (not covered under other third party payer arrangements) are automatically adjusted to the allowable payment amount at time of billing. In 2009, we updated our billing system to include fee schedules on approximately 98% of all payers and developed a blended rate allowable amount on the remaining payers. As a result of this change in 2009, fees billed to all payers are automatically adjusted to the allowable payment at time of billing.

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

Acquisitions and Developments

        The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,
	2011	2012	2013
Treatment centers at beginning of period	95	127	126
Internally developed / reopened	1	2	3
Transitioned to freestanding	—	2	—
Internally (consolidated / closed / sold)	(5)	(3)	(7)
Acquired	33	2	38
Hospital-based / other groups	3	(2)	3
Hospital-based (ended / transitioned)	—	(2)	—

Treatment centers at period end	127	126	163

        On March 1, 2011, we purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company consummated these acquisitions for a combined purchase price of approximately $82.7 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of 21CI's non-voting preferred equity units and 258,955 units of 21CI's class A equity units totaling approximately $16.25 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.05 million to the seller and an estimated contingent earn out payment totaling $2.3 million, and issuance of real estate located in Costa Rica totaling $0.6 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units.

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

        In June 2013, we entered into a "stalking horse" investment agreement to acquire OnCure upon effectiveness of its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code for approximately $125.0 million, (excluding capital leases, working capital and other adjustments). The purchase price included $42.5 million in cash and up to $82.5 million in assumed debt ($7.5 million of assumed debt will be released assuming certain OnCure centers achieve a minimum level of EBITDA). We funded an initial deposit of approximately $5.0 million into an escrow subject to the working capital adjustments.

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

        On October 30, 2013, we acquired the assets of a radiation oncology practice located in Roanoke Rapids, North Carolina for approximately $2.2 million. We plan to refurbish the facility and upgrade to the latest advanced technologies. The acquisition of the radiation oncology practice further expands our presence in the eastern North Carolina market. The allocation of the purchase price is to tangible assets of $0.3 million, a certificate of need of approximately $0.3 million, and goodwill of $1.6 million.

        During 2013, we acquired the assets of several physician practices in Arizona, Florida, North Carolina, New Jersey, and Rhode Island for approximately $0.8 million. The physician practices provide synergistic clinical services and an integrated cancer care service to our patients in the respective markets in which we provide radiation therapy treatment services.

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

        In January 2012, we ceased provision of professional services at our Lee County—Florida hospital based treatment center.

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

        In May and July 2013, we closed two radiation treatment facilities in Lee County—Florida, as a result of the purchase of the 5 radiation oncology practices in Lee/Collier counties in Southwest Florida.

        During the fourth quarter of 2013, we closed three radiation treatment facilities in Lee/Collier Counties—Florida, as a result of the purchase of the 5 radiation oncology practices in Lee/Collier counties in Southwest Florida and one radiation treatment facility in central Arizona.

        As of December 31, 2013, we have four additional de novo radiation treatment centers located in New York, Bolivia, Dominican Republic and North Carolina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

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

        In January 2014, we entered a strategic partnership with ProHealth Care Associates, LLP and opened a new de novo state-of-the-art radiation therapy center in Riverhead, New York. ProHealth is the largest physician group practice in the metropolitan New York area with over 500 physicians in over 150 offices treating over 750,000 covered lives.

        On January 15, 2014 we purchased 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $1.2 million plus the assumption of approximately $3.0 million in debt. This facility is strategically located in Guatemala City's medical corridor.

        On February 10, 2014, we completed our investment in SFRO increasing the number of our radiation therapy centers by 21 and adding 88 additional radiation oncology and ICC physicians. In connection with our purchase of a 65% interest in SFRO, we entered into a new credit agreement providing for a $60 million term loan facility and $7.9 million of term loans to refinance existing SFRO debt (the "SFRO Credit Agreement"). In addition, subject to certain terms and conditions, the owners of the remaining 35% of SFRO will have the right to exchange their ownership interest in SFRO for common stock of 21CH.

        The SFRO Joint Venture increases the number of our treatment centers by approximately 10% and is expected to add approximately 591 average treatments per day.

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

        We derive a significant portion of our revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payer class basis given our interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process. Changes in estimates related to the allowance for contractual discounts affect revenues reported in our consolidated statements of operations and comprehensive loss. If our overall estimated allowance for contractual discounts on our revenues for the year ended December 31, 2013 were changed by 1%, our after-tax loss from continuing operations would change by approximately $0.1 million. This is only one example of reasonably possible sensitivity scenarios. A significant increase in our estimate of contractual discounts for all payers would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

        During the years ended 2011, 2012 and 2013, approximately 48%, 45% and 45%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

        The amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental healthcare coverage and other collection indicators. The primary tool used in our assessment is an annual, detailed review of historical collections and write-offs of accounts receivable as they relate to aged accounts receivable balances. The results of our detailed review of historical collections and write-offs, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. If the actual bad debt allowance percentage applied to the applicable aging categories would change by 1% from our estimated bad debt allowance percentage for the year ended December 31, 2013, our after-tax loss from continuing operations would change by approximately $0.7 million and our net accounts receivable would change by approximately $1.1 million at December 31, 2013. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate. Accounts receivable are written-off after collection efforts have been followed in accordance with our policies.

Goodwill and Other Intangible Assets

        Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. During the third quarter of 2012 we recognized goodwill impairment of approximately $69.9 million as a result of the final rule issued on the Physician Fee Schedule for 2013 by CMS on November 1, 2012, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers as well as the changes in treatment patterns and volumes in prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. During the fourth quarter of 2012 we incurred an impairment loss of approximately $11.1 million. Approximately $10.8 million relating to goodwill impairment in certain of our reporting units and approximately $0.1 million related to the impairment of certain leasehold improvements in the Delmarva Peninsula local market and approximately $0.2 million related to a consolidated joint venture in the Central Maryland local market. During the third quarter of 2011 we recognized goodwill impairment of approximately $226.5 million and trade name impairment of approximately $8.4 million as a result of our review of growth expectations and the release of the final rule issued on the Physician Fee Schedule for 2012 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers. During the fourth quarter of 2011 we incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of our branding initiative. The remaining $71.8 million of impairment related to goodwill in certain of our reporting units. There was no goodwill impairment recorded for the year ended December 31, 2013.

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

        Intangible assets consist of trade names, non-compete agreements, licenses and hospital contractual relationships. Trade names have an indefinite life and are tested annually for impairment. Non-compete agreements, licenses and hospital contractual relationships are amortized over the life of the agreement (which typically ranges from 2 to 20 years) using the straight-line method. Intangible assets impairment loss was recognized for the year ended December 31, 2011 of approximately $58.2 million relating to our trade name and branding initiatives. No intangible asset impairment loss was recognized for the years ended December 31, 2012 and 2013.

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

        During the third quarter of 2011, we completed an interim impairment test for goodwill and indefinite-lived intangible assets. In performing this test, we assessed the implied fair value of our goodwill and intangible assets. We determined that the carrying value of goodwill and trade name in certain U.S. markets, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, South West United States (central Arizona and Las Vegas, Nevada), the Florida east coast, Northwest Florida and Southwest Florida regions exceeded their fair value. Accordingly, we recorded noncash impairment charges in the U.S. reporting segment totaling $234.9 million relating to goodwill and trade name in the condensed consolidated statements of operations and comprehensive loss for the quarter ended September 30, 2011.

        During the fourth quarter of 2011, we decided to brand our current trade name of 21st Century Oncology. As a result of the branding initiative and concurrent with our annual impairment test for goodwill and indefinite-lived intangible assets, we incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of our branding initiative. The remaining $71.8 million of impairment relating to goodwill in certain of our reporting units, including North East United States, (New York, Rhode Island, Massachusetts and southeast Michigan), and California, Southwest United States (Arizona and Nevada). The remaining U.S. trade name of approximately $4.6 million will be amortized over its remaining useful life through December 31, 2012. We incurred approximately $0.9 million in amortization expense during the fourth quarter. In addition, we impaired certain deposits on equipment of approximately $0.7 million and $0.8 million in leasehold improvements relating to a planned radiation treatment facility office closing in Baltimore, Maryland.

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

        For purposes of determining the compensation expense associated with equity grants, we engaged a third party valuation company to value the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The third party valuation company then uses the option pricing method to determine the fair value of equity units at the time of grant using the following assumptions: a term of five years, which is based on the expected term in which the units will be realized; a risk-free interest rate of 0.53% for grants issued in 2011, which is the five-year U.S. federal treasury bond rate consistent with the term assumption; and expected volatility of 55% for grants issued in 2011, which is based on the historical data of equity instruments of comparable companies.

        For 2011, the estimated fair value of the units, less an assumed forfeiture rate of 2.7%, is recognized in expense in the Company's financial statements on a straight-line basis over the requisite service periods of the awards for Class B Units. For Class B Units, the requisite service period is 48 months, and for Class C Units, the requisite service period is 34 months only if probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate. All outstanding Class B and Class C Units were canceled without payment to the holder thereof in connection with 21CI's entry into the Third Amended LLC Agreement.

        For purposes of determining the compensation expense associated with the 2012 and 2013 equity-based incentive plan grants, we engaged a third party valuation company to value the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The third party valuation company then used the probability-weighted expected return method ("PWERM") to determine the fair value of these units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company's ability to achieve certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit. Management considers an initial public offering of the Company's stock to be one of the exit scenarios for the current shareholders, as well as a sale or merger/acquisition transaction. For the scenarios the enterprise value at exit was estimated based on a multiple of the Company's EBITDA for the fiscal year preceding the exit date. The enterprise value for the scenario where the Company stays private (and under the majority ownership of Vestar) was estimated based on a discounted cash flow analysis as well as guideline company market approach. The guideline companies were publicly-traded companies that were deemed comparable to the Company. The discount rate analysis also leveraged market data of the same guideline companies. For each

PWERM scenario, management estimated probability factors based on the outlook of the Company and the industry as well as prospects and timing for a potential exit based on information known or knowable as of the grant date. The probability-weighted unit values calculated at each potential exit date was present-valued to the grant date to estimate the per-unit value. The discount rate utilized in the present value calculation was the cost of equity calculated using the Capital Asset Pricing Model ("CAPM") and based on the market data of the guideline companies as well as historical data published by Morningstar, Inc. For each PWERM scenario, the per unit values were adjusted for lack of marketability discount to determine unit value on a minority, non-marketable basis.

        For 2012 and 2013, the estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company's consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if probable of being met. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company's common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units. The assumed forfeiture rate is based on an average historical forfeiture rate. All outstanding Class EMEP Units and Class L units were canceled without payment to the holder thereof in connect with 21CI's entry into the Fourth Amended LLC Agreement.

Grants under 2013 Plan

        On December 9, 2013, 21CI entered into a Fourth Amended and Restated Limited Liability Company Agreement (the "Fourth Amended LLC Agreement") which replaced the Third Amended LLC Agreement in its entirety. The Fourth Amended LLC Agreement established new classes of incentive equity units (such new units, together with Class MEP Units, as modified under the Fourth Amended LLC Agreement, the "2013 Plan") in 21CI in the form of Class M Units, Class N Units and Class O Units for issuance to employees, officers, directors and other service providers, eliminated 21CI's Class L Units and Class EMEP Units, and modified the distribution entitlements for holders of each existing class of equity units of 21CI.

Income Taxes

        We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, "Income Taxes" ("ASC 740"), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2011, we determined that the valuation allowance was approximately $45.5 million, consisting of $38.3 million against federal deferred tax assets and $7.2 million against state deferred tax assets. This represented an increase of approximately $27.9 million. For the year ended December 31, 2012, we determined that the valuation allowance was approximately $82.3 million, consisting of $70.3 million against federal deferred tax assets and $12.0 million against state deferred tax assets. This represented an increase of $36.8 million. For the year ended December 31, 2013, we determined that the valuation allowance should be $97.4 million, consisting of $87.5 million against federal deferred tax assets and $9.9 million against state deferred tax assets. This represents an increase of $15.1 million in valuation allowance. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Commitments

        The following table sets forth our contractual obligations as of December 31, 2013.

Contractual Cash Obligations	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Senior secured credit agreement(1)	$178,890	13,931	164,959	—	—
Senior subordinated notes(2)	503,586	37,530	75,060	390,996	—
Senior secured second lien notes(3)	444,482	31,063	62,125	351,294	—
Senior secured notes(4)	101,805	8,813	17,625	75,367	—
Other notes and capital leases(5)	60,228	21,531	30,136	7,032	1,529
Operating lease obligations(6)	545,991	52,960	101,169	89,746	302,116
Finance obligations(7)	22,959	1,818	3,812	3,430	13,899

Total contractual cash obligations	$1,857,941	$167,646	$454,886	$917,865	$317,544

(1)
As of December 31, 2013, there was $50.0 million in aggregate principal amount outstanding under our senior secured revolving credit facility and $90.0 million in aggregate principal amount outstanding under our senior term credit facility (excluding issued but undrawn letters of credit). Interest expense and fees on our senior secured revolving credit facility is based on an assumed interest rate of the one-month LIBOR rate as of December 31, 2013 plus 575 basis points plus unused commitment fees on our $100.0 million senior secured revolving credit facility and 7.5% on our $90.0 million senior secured term credit facility.

(2)
Senior subordinated notes of $380.1 million (excluding original issue discount of $2.4 million), due April 15, 2017. Interest expense is based on an interest rate of 9 7/8%.

(3)
Senior secured second lien notes of $350.0 million (excluding original issue discount of $1.1 million), due January 15, 2017. Interest expense is based on an interest rate of 8 7/8%.

(4)
Senior secured notes of $75.0 million, due January 15, 2017. Interest expense is based on an interest rate of 11 3/4%.

(5)
Other notes and capital leases includes leases relating to medical equipment.

(6)
Operating lease obligations includes land and buildings, and equipment.

(7)
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

        In July 2011, we entered into two interest rate swap agreements whereby we fixed the interest rate on the notional amounts totaling approximately $116.0 million of our senior secured term loan facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements are 0.923% plus a margin, which was 475 basis points, and was scheduled to expire on December 31, 2013. In May 2012, the Company terminated the interest rate swap agreements and paid approximately $1.0 million representing the fair value of the interest rate hedges at time of termination. No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement. The amount of accumulated other comprehensive loss related to the terminated interest rate swap agreements of approximately $1.0 million, net of tax is reflected as interest expense in the consolidated statements of operations and comprehensive loss.

        The swaps were derivatives and were accounted for under ASC 815, "Derivatives and Hedging" ("ASC 815"). The fair value of the swap agreements, representing the estimated amount that we would pay to a third party assuming our obligations under the interest rate swap agreements terminated at December 31, 2013 and December 31, 2012, was approximately $-0-. The estimated fair value of our interest rate swaps were determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk.

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

Interest Rates

        Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of December 31, 2013, we have interest rate exposure on $143.5 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $1.4 million in the amount of annualized interest paid and annualized interest expense recognized in our consolidated financial statements.

Foreign Currency Derivative Contracts

        Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact our results of operations. We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. Since our acquisition of Medical Developers, each quarter we have entered into foreign exchange option contracts that expire in one year. We did not enter into any hedge agreements during the quarters ended June 30, September 30, and December 31, 2013 due to a combination of the volatility in the Argentine Peso and the cost and potential benefit of such hedges. Because our Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, the adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts in effect, which was approximately $0.2 million. With respect to a strengthening Argentine Peso against the U.S. dollar versus inflationary expectations, the estimated favorable impact on net income for an Argentine Peso that is 5%, 10% and 15% stronger than inflationary expectations, will be $0.1 million, $0.0 million and $0.0 million to our consolidated results, respectively, which includes the cost of the option contracts. Under our foreign currency management program, we expect to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. We do not use derivative financial instruments for speculative purposes.

        These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. Our current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss on foreign currency derivative contracts on the consolidated statements of operations and comprehensive loss. For years ended December 31, 2013, 2012 and 2011, we incurred a loss of approximately $0.5 million, $1.2 million and $0.7 million, respectively relating to the fair market valuation of our foreign currency derivative program.

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

        On December 4, 2012, the Company notified Ernst & Young LLP ("E&Y") that E&Y would be dismissed as the Company's independent registered public accounting firm. E&Y's dismissal became effective on December 4, 2012. The decision to change accounting firms was approved by the Audit Committee of the Board of Directors of the Company (the "Audit Committee").

        During the Company's fiscal year ended December 31, 2011 and January 1, 2012 through December 4, 2012, the Company has not had any disagreement with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to E&Y's satisfaction, would have caused E&Y to make reference to the subject matter of disagreement in their reports on the Company's consolidated financial statements. In addition, during such periods, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K. E&Y's reports on the Company's consolidated financial statements as of and for the fiscal year ended December 31, 2011 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

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

Item 9A.    Controls and Procedures

  (10) (a) Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective because of two material weaknesses in internal controls related to management's identification of and accounting for a loss contingency and related disclosure as of December 31, 2013.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of 21st Century Oncology Holdings, Inc. (the "Company") is responsible for the preparation, integrity and fair presentation of the consolidated financial statements appearing in our periodic filings with the Securities and Exchange Commission. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.

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

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation did not include an assessment of the effectiveness of internal control over financial reporting for OnCure, which the Company acquired effective October 25, 2013. OnCure represented approximately $179.4 million of the Company's consolidated total assets as of December 31, 2013 and approximately $14.6 million of the Company's consolidated total revenues during the year ended December 31, 2013. Based on this evaluation, management concluded that the Company's internal control over financial reporting, excluding the internal controls of OnCure, was not effective because of two material weaknesses in internal controls related to management's identification of and accounting for a loss contingency and related disclosure as of December 31, 2013 (as described below).

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

Changes in Internal Control Over Financial Reporting

        We completed the acquisition of OnCure, effective October 25, 2013. The facilities acquired as part of the OnCure Acquisition utilize different information technology systems from our other facilities. We are currently integrating our internal control processes at OnCure. We have excluded all of the OnCure operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. Other than as it relates to the material weakness in internal control over financial reporting related to the valuation of goodwill as of December 31, 2012, there has been no change in our internal control over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented certain changes to our internal control over financial reporting to address the material weakness in our internal control over financial reporting that was identified during our prior year-end audit process as described above in "Management's Annual Report on Internal Control over Financial Reporting." Specifically, during fiscal year 2013, management implemented more robust review and reconciliation procedures to ensure that underlying supporting schedules for the valuation of goodwill were mathematically accurate. Management's report on internal control over financial reporting is included above.

        We have internal controls pertaining to the identification of and accounting for a loss contingency and related disclosure. On February 18, 2014, we were served with subpoenas from the Office of Inspector General of the Department of Health & Human Services acting with the assistance of the U.S. Attorney's Office of the Middle District of Florida who together had requested the production of medical records of patients treated by certain of our physicians. In March 2014, we identified a material weakness in our internal communications regarding the identification of and accounting for the loss contingency, along with the related disclosure regarding the subpoenas. We determined that the error was caused by (i) the design of certain controls relating to the identification and communication of potential losses relating to certain patient billings and (ii) deficiencies in the determination of and accounting for the probable loss as well as the related disclosures regarding the subpoenas. Management determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting as of December 31, 2013.

        We are in the process of developing and implementing new processes and procedures to remediate the material weaknesses that existed in our internal control over financial reporting with respect to the identification of and accounting for a loss contingency and related disclosure as of December 31, 2013, as well as the continued improvement of our overall system of internal controls over financial reporting with respect to the accounting for loss contingencies, including the establishment of a disclosure committee and the assessment of future probable loss contingency accounting and methods.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

21st Century Oncology Holdings, Inc.'s Executive Officers, Directors and Key Employees

Name	Age	Position
Daniel E. Dosoretz, M.D.	61	Chief Executive Officer and Director
Bryan J. Carey	53	President, Vice Chairman, Chief Financial Officer and Director
Alejandro Dosoretz	55	President and Chief Executive Officer of Medical Developers Cooperatief U.A. B.V. and Vidt Centro Medico
Constantine A. Mantz, M.D.	45	Chief Medical Officer
Norton L. Travis	61	Executive Vice President and General Counsel
Antoine Agassi	50	Senior Vice President and Chief Information Officer
Gary Delanois	61	Senior Vice President, Multispecialty Operations
Kurt L. Janavitz	46	Senior Vice President, Payer Contracting and Relations
Joseph Biscardi	45	Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer
Madlyn Dornaus	61	Senior Vice President, Chief Compliance Officer
Frank G. English, IV	53	Vice President International Finance and Treasurer
James L. Elrod, Jr.	59	Director
Robert L. Rosner	53	Director
Erin L. Russell	39	Director
James H. Rubenstein, M.D.	59	Secretary, Medical Director and Director
Howard M. Sheridan, M.D.	69	Director

Background of Executive Officers and Directors

        Daniel E. Dosoretz, M.D., F.A.C.R., F.A.C.R.O.    is one of our founders and has served as a director since 1988 and as our Chief Executive Officer since April 1997. Dr. Dosoretz is also employed as a physician by our wholly owned subsidiary, 21st Century Oncology, LLC. Prior to founding the Company, Dr. Dosoretz served as attending physician at the Massachusetts General Hospital. He also was an Instructor and Assistant Professor of Radiation Medicine at Harvard Medical School and Research Fellow of the American Cancer Society. Upon moving to Fort Myers, Florida, he was appointed to the Clinical Faculty as a Voluntary Associate Professor at the University of Miami School of Medicine. He also has been a visiting Professor at Duke University Medical School and is a Distinguished Alumni Visiting Professor in Radiation Oncology at Massachusetts General Hospital, Harvard Medical School. Dr. Dosoretz is board certified in Therapeutic Radiology by the American Board of Radiology. He is a Fellow of the American College of Radiation Oncology and of the American College of Radiology and is a member of the International Stereotactic Radiosurgery Society, the American Society for Therapeutic Radiology and Oncology and the American Society of Clinical Oncology. Dr. Dosoretz graduated from the University of Buenos Aires School of Medicine with the Gold medal for being top of his class, and served his residency in Radiation Oncology at the Department of Radiation Medicine at the Massachusetts General Hospital, Harvard Medical School, where he was selected Chief Resident of the department. Dr. Dosoretz's role as founder and Chief Executive Officer of the Company, history with the Company and significant operating experience in the healthcare industry and extensive board experience led to the conclusion that Dr. Dosoretz should serve as a director of the Company.

        Bryan J. Carey has been a member of our Board of Directors since April 2009 and was appointed Vice Chairman and Chief Financial Officer in January 2012 and President in February 2014. He was previously our interim Chief Financial Officer from September 2009 to March 2010 and May 2011 to December 2011. Mr. Carey is a Senior Advisor at Vestar, primarily focused on healthcare investments.

He joined Vestar in 2000, having been Executive Vice President, Chief Financial Officer and Managing Director of the European operations of Aearo Corporation, a Vestar portfolio company. Mr. Carey is currently a director and member of the audit committee of DeVilbiss Healthcare, LLC. Mr. Carey was a director of Joerns Healthcare, LLC until August 2010 and was a director and member of the audit committee of Sunrise Medical, Inc. until December 2012. He received his A.B. in economics from Georgetown University and his M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Carey's experience in the healthcare industry and collective board experience, experience as the Company's interim Chief Financial Officer and background including his personal involvement in the healthcare field led to the conclusion that Mr. Carey should serve as a director of the Company.

        Alejandro Dosoretz joined us in March 2011 in conjunction with our purchase of MDLLC where he serves in his current capacity as President and Chief Executive Officer of Medical Developers Cooperatief U.A. B.V. and Vidt Centro Medico. Prior to 2011, Mr. Dosoretz served as President and Chief Executive Officer of Vidt Centro Medico, where he held that position since 2003. He previously served as President of Provincia ART from 2001-2003. From 1983-2001, Mr. Dosoretz acted as an advisor to various healthcare companies in Argentina. Mr. Dosoretz has served on Argentina's Congress' Health Advisory Committee, as a general advisor to Argentina's National Institute for Retirees and Pensioners ("INSSJP"), and has represented Argentina's Ministry of Foreign Affairs. He holds a Public Accounting degree from the University of Buenos Aires, School of Economics.

        Constantine A. Mantz, M.D.    joined us in 2000 and has served in his current capacity since February 2011 and formerly as Senior Vice President of Clinical Operations from March 2009 to February 2011. Dr. Mantz is also employed as a physician by our wholly owned subsidiary, 21st Century Oncology, Inc. Dr. Mantz received a Bachelor of Science Degree in Biology from Loyola University of Chicago. He earned his medical degree from the University of Chicago's Pritzker School of Medicine and did a surgical internship at the Hennepin County Medical Center in Minneapolis, Minnesota. Dr. Mantz completed his radiation oncology residency at the University of Chicago Hospitals, is Board Certified in Radiation Oncology by the American Board of Radiology and is a member of ACR, the American Medical Association, ASTRO and the Association of Freestanding Radiation Oncology Centers ("AFROC"). During the course of his career, Dr. Mantz has been involved in numerous radiation therapy research projects, published professional journal articles and given lectures and presented abstracts and poster sessions at national meetings concerning cancer treatment. Dr. Mantz has special clinical interests in the study and treatment of prostate cancer and breast cancer. Dr. Mantz also has published and lectured on healthcare payment and delivery reform in oncology.

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

        Antoine Agassi joined the Company in August 2012 as our Senior Vice President and Chief Information Officer. Prior to joining the Company, Mr. Agassi held various leadership positions including President, Chief Operating Officer and Chief Information Officer at Cogent/HMG, a privately held hospitalists and intensivists organization from July 2008 to September 2011. Prior to Cogent/HMG, from September 2005 to December 2008, Mr. Agassi served as founding Director and Chair of the State of Tennessee's Governor eHealth Advisory Council on the development and implementation of electronic medical records across the state. Previously, Mr. Agassi held various other leadership positions, including Chief Technology Officer and Chief Operating Officer of Spheris (now MModal), Executive Vice President and Corporate Chief Information Officer of WebMD Transaction Services (Now Emdeon) and Vice President of Information Systems at Blue Cross Blue Shield of Utica-Watertown in New York. Mr. Agassi holds a Master in Business Administration from Syracuse University and a Bachelor of Computer Science from the State University of New York. Mr. Agassi was voted a member of the Health Care 100 by the Nashville Business Journal, and his work on informatics and understanding cloud computing was published by ASPATORE publishing. He serves on various boards, including Rehab Documentation and advisory board roles on eMids and iCitizen.

        Gary Delanois moved into his current role as Senior Vice President, Multispecialty Operations in May 2009 to lead the growth of our network of employed and affiliated physicians. Prior to joining the Company, Mr. Delanois was the Administrator for a large urology group practice that was one of the first multispecialty groups to join the Radiation Therapy Services, Inc. network. Mr. Delanois has more than 24 years of experience in the healthcare field, including assisting large, integrated healthcare delivery systems establish primary and specialty care physician networks. He began his career in business as a certified public accountant with Ernst & Young in Indianapolis, and later progressed to a Senior Manager position with Coopers & Lybrand in Southwest Florida before leaving to become Chief Operating Officer with a diversified and multi-divisional private company. Mr. Delanois is a certified public accountant and a member of the American Institute of CPAs and the Florida Institute of Public Accountants.

        Kurt L. Janavitz joined the Company in March 2011 and has served as Senior Vice President, Payer Contracting and Relations since that time. Prior to joining the Company, Mr. Janavitz worked for Assurant Health as Vice President, Provider Management from September 2009 to March 2011. He also worked as Vice President, Network Management and in other capacities with UnitedHealth Group from 2003 until 2009. Mr. Janavitz received his B.A. summa cum laude from Tufts University and his M.B.A. with distinction from Northwestern University's Kellogg School of Management. He is a member of the Healthcare Financial Management Association as well as Phi Beta Kappa, Beta Gamma Sigma and Psi Chi honor societies.

        Joseph Biscardi joined us in June 1997 and serves as our Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Biscardi worked for PricewaterhouseCoopers, LLP from 1993 to June 1997. Mr. Biscardi holds a B.B.A. in accounting from Hofstra University. He is a Certified Public Accountant in New York and a member of the American Institute of Certified Public Accountants, a member of the Healthcare Financial Management Association and a member of the Financial Executives International.

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

        Frank G. English, IV began working with the Company as an international acquisition and finance consultant in March 2009 in conjunction with our investment in MDLLC. He joined the Company full time in August 2011, as Vice President, International Finance. In April 2012 Mr. English assumed the additional responsibility of Corporate Treasurer. During 2010 Mr. English was Acting Treasurer of Community Education Centers. Prior to joining us in 2009, Mr. English worked for Banco Santander's Global Corporate and Investment Bank in New York as Managing Director, U.S. Energy and Power Group, assisting U.S. multi-nationals globally, but primarily in Latin America. Mr. English received his B.A. from Washington and Lee University and his M.B.A. from Duke University, Fuqua School of Business.

        James L. Elrod, Jr.    has been a member of our Board of Directors and the Chairman of our Board of Directors since February 2008. Mr. Elrod is a Managing Director of Vestar. Prior to joining Vestar in 1998, Mr. Elrod was Executive Vice President, Finance and Operations for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of National Mentor Holdings, Inc. and was a director of Joerns Healthcare, LLC until August 2010 and Essent Healthcare, Inc. until December 2011. Mr. Elrod received his A.B. from Colgate University and his M.B.A. from Harvard Business School. Mr. Elrod's experience in the healthcare industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Elrod should serve as a director of the Company.

        Robert L. Rosner has been a member of our Board of Directors since February 2012. Mr. Rosner was a founding partner of Vestar in 1988 and currently serves as Co-President of the firm. Prior to founding Vestar, Mr. Rosner was with the Management Buyout Group at The First Boston Corporation. Mr. Rosner is currently a director of Triton Container International Limited, Tervita Corporation, and Seves S.p.a. and was previously a director of Group OGF until October 2013, AZ Electronic Materials S.A. until November 2010, and Sunrise Medical, Inc. until December 2012. He serves as a member of the Graduate Executive Board of The Wharton School and is a Trustee of The Lawrenceville School. Mr. Rosner received a B.A. in Economics from Trinity College and an M.B.A. with Distinction from The Wharton School at the University of Pennsylvania. Mr. Rosner's experience in the healthcare industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Rosner should serve as a director of the Company.

        Erin L. Russell has been a member of our Board of Directors since February 2008. Ms. Russell is a Principal of Vestar, and is primarily focused on healthcare investments. Ms. Russell joined Vestar in 2000. Previously, she was a member of the mergers and acquisitions group at PaineWebber, Inc. Ms. Russell is currently a director of DynaVox Inc. and a director of DeVilbiss Healthcare, LLC. In addition, she serves on the National Advisory Board of the Jefferson Scholars Foundation at the University of Virginia. Ms. Russell received a B.S. from the McIntire School of Commerce at the University of Virginia and her M.B.A. from Harvard Business School. Ms. Russell's experience in the healthcare industry, board experience and diverse personal background led to the conclusion that Ms. Russell should serve as a director of the Company.

        James H. Rubenstein, M.D.    joined us in 1989 as a physician and has served as Medical Director and as a director since 1993. Dr. Rubenstein is also employed as a physician by our wholly owned subsidiary, 21st Century Oncology, LLC. Prior to joining the Company, Dr. Rubenstein was an Assistant Professor of Radiation Oncology at the University of Pennsylvania and later became Co-Director of its Radiation Oncology Residency Program. He also served as Chairman of the Department of Medicine for Columbia Regional Medical Center in Southwest Florida and became a Clinical Assistant Professor at the University of Miami School of Medicine's Department of Radiology. He is board certified in Internal Medicine by the American Board of Internal Medicine and in Radiation Oncology by the American Board of Radiology. He graduated from New York University School of Medicine and completed his internship and residency in internal medicine at Beth Israel Hospital in Boston, at the same time working as an Assistant Instructor in internal medicine for Harvard University's School of Medicine. Dr. Rubenstein's years of experience in the healthcare industry career, particularly in radiation oncology and with the Company, as well as his familiarity with all aspects of its business led to the conclusion that Dr. Rubenstein should serve as a director of the Company.

        Howard M. Sheridan, M.D.    is one of our founders and has served as a director since 1988. Dr. Sheridan planned and developed our first radiation treatment center. Prior to joining us, Dr. Sheridan served as President of the medical staff at Southwest Florida Regional Medical Center as well as chairman of the Department of Radiology. Dr. Sheridan currently serves as Chairman of Edison Bancshares, Inc. He previously served on the Advisory Board of Southeast Bank, N.A., and also served as a founding Director and member of the Executive Compensation and Loan Committee of Heritage National Bank from 1989 until September 1996, when Heritage was acquired by SouthTrust Corporation. Dr. Sheridan has practiced interventional radiology and diagnostic radiology in Fort Myers, Florida from 1975 until accepting the chairmanship in April 2004. Dr. Sheridan is a member of the American Medical Association, the Florida Medical Association and the American College of Radiology. Dr. Sheridan is the Vice President of 21st Century C.A.R.E., a non-profit dedicated to cancer patient assistance, research and education. Dr. Sheridan serves as Vice-Chairman of the Tulane Medical School's Board of Governors. He graduated from Tulane Medical School and completed his residency at the University of Colorado Medical Center. Dr. Sheridan is board certified by the American Board of Radiology and the American Board of Nuclear Medicine. Dr. Sheridan's board experience, years of experience in the healthcare industry, particularly in radiation oncology and with the Company, as well as his familiarity with all aspects of its business since its founding led to the conclusion that Dr. Sheridan should serve as a director of the Company.

Board Composition

        Our Bylaws provide that our Board of Directors shall consist of the number of directors so determined by its board of directors. Each director serves for annual terms and until his or her successor is elected and qualified. Vestar indirectly controls a majority of the capital stock of Parent, which in turn holds 100% of the capital stock of the Company, and as such, Vestar has the ability to elect all of the members of our board of directors. The Company is also subject to certain agreements, which provide Vestar with the ability to designate a specified number of members of our board of directors and 21CI's board of managers. The Company's board of directors presently consists of seven members.

        We are indirectly controlled by 21CI, the direct owner of 100% of the capital stock of Parent. 21CI does not have a formal policy regarding the procedures by which equityholders may recommend nominees to its board of managers. However, any recommendations received from equityholders pursuant to our submission procedures are generally evaluated in the same manner that potential nominees suggested by board members are evaluated. 21CI is party to an Amended and Restated Securityholders Agreement, pursuant to which the parties thereto must cause the board of managers of 21CI to consist of four managers designated by Vestar and its affiliates, two independent managers designated by an affiliate of Vestar after consultation with Dr. Dosoretz, and two managers that are executives of the Company designated by Dr. Dosoretz after consultation with Vestar, for so long as Dr. Dosoretz is the Chief Executive Officer of the Company, subject to a reduction of the number of managers that are executives of the Company upon a decrease in the ownership interests in 21CI held by certain management holders or failure by the Company to achieve certain performance targets. In addition, 21CI is governed by an Amended and Restated Limited Liability Company Agreement, pursuant to which Vestar and its affiliates shall determine the number of persons comprising the board of managers of 21CI in accordance with the Amended and Restated Securityholders Agreement, all of whom shall be individuals as determined pursuant to the Amended and Restated Securityholders Agreement. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Board Committees

        Our board of directors has the authority to appoint committees to perform certain management and administration functions. Our board of directors has provided for an Audit/Compliance Committee, a Capital Allocation Committee and a Compensation Committee.

Audit/Compliance Committee

        Ms. Russell serves on the Audit/Compliance Committee, with Ms. Russell serving as the Chair. The Audit/Compliance Committee is responsible for reviewing and monitoring our accounting controls, related party transactions, internal audit functions and compliance with federal and state laws that affect our business and recommending to the board of directors the engagement of our outside auditors. The Audit/Compliance Committee met six times during 2012 and four times during 2013. The

Audit/Compliance Committee operates under a written charter effective as of May 16, 2008 adopted by our board of directors in May 2008. Our board of directors has determined that each of its members is financially literate. However, as we are now privately held and controlled by affiliates of Vestar, our board of directors has determined that it is not necessary to designate one or more of its Audit/Compliance Committee members as an "audit committee financial expert" at this time.

Capital Allocation Committee

        Messrs. Elrod, and Rosner and Ms. Russell serve on the Capital Allocation Committee, with Mr. Elrod serving as the Chair. The Capital Allocation Committee reviews and either approves, on behalf of the board of directors, or recommends to the Company's board of directors for approval all material expenditures related to equipment, acquisitions and de novo development, among others. The Capital Allocation Committee met one time during 2012 and one time during 2013. The Capital Allocation Committee operates under a written charter effective as of May 16, 2008 adopted by our board of directors in May 2008.

Compensation Committee

        Messrs. Sheridan and Elrod serve on the Compensation Committee, with Mr. Elrod serving as the Chair. The Compensation Committee reviews and either approves, on behalf of our board of directors, or recommends to our board of directors for approval the annual salaries and other compensation of our executive officers and individual unit incentive awards. The Compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The Compensation Committee met one time during each of the years 2012, 2013 and 2014. The Compensation Committee operates under a written charter effective as of May 16, 2008 adopted by our board of directors in May 2008.

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

Code of Ethics

        Our board of directors expects its members, as well as its officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising its code of conduct and as applicable, in Our Code of Ethics for Senior Financial Officers and Chief Executive Officer. The code of ethics is posted on our website located at www.21co.com under the heading "Code of Conduct for Principal Executive Officers and Senior Financial Officers" We intend to disclose any amendments to Our code of ethics and any waiver from a provision of such code, as required by the SEC, on our website within five business days following such amendment or waiver. Copies of the Code of Ethics are available upon request, without charge, by writing or telephoning us at 21st Century

Oncology Holdings, Inc, 2270 Colonial Boulevard, Fort Myers, Florida 33907, Attn: Corporate Secretary, (239) 931-7275.

Item 11.    Executive Compensation

        References in this Item 11 to "we", "us", "our" and "the Company" are references to 21st Century Oncology Holdings, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise or unless indicated otherwise.

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

        The discussion below explains our compensation decisions with respect to fiscal year 2013, our last fiscal year. Our named executive officers are Daniel E. Dosoretz, M.D., our Chief Executive Officer since April 1997, and Norton L. Travis who has been our Executive Vice President and General Counsel since joining us in February 2008. Our named executive officers also include Bryan J. Carey, our Vice Chairman and Chief Financial Officer since January 2012 and President since February 2014.

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

Role of Our Compensation Committee

        Our Compensation Committee evaluates and determines the levels and forms of individual compensation for our named executive officers. Under the term of its charter, our Compensation Committee reviews and either approves, on behalf of the Company's board of directors, or recommends to the Company's board of directors for approval the annual salaries and other compensation for our executive officers and individual unit incentive awards. The Compensation Committee develops and determines all components of executive officer compensation, as well as provides assistance and recommendations to the Company's board of directors with respect to our incentive-compensation plans, equity-based plans, compensation policies and practices and assists with the administration of our compensation and benefit plans. Messrs. Sheridan and Elrod serve on the Compensation Committee, which met one time during each of the years 2012, 2013 and 2014.

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

EXECUTIVE COMPENSATION

        As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to "smaller reporting companies" as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. Throughout this Annual Report, these three officers are referred to as our named executive officers.

        A summary of the base salary and production incentive bonus arrangements with our named executive officers is as follows:

  •
  Daniel E. Dosoretz, M.D.—We entered into an executive and a physician employment agreement with Dr. Dosoretz in connection with the Merger, dated effective as of February 21, 2008, which were amended and restated effective as of June 11, 2012, which provide for annual base salaries of $1,500,000 and $500,000, respectively. Dr. Dosoretz is also eligible to participate in certain production and ancillary bonus arrangements associated with the Company's Lee County, Florida radiation oncology centers and certain other ancillary services provided in the Lee County, Florida local market. Effective January 1, 2013, Dr. Dosoretz agreed to a reduction in total annual base salary to $1,200,000.

  •
  Norton L. Travis—We entered into an executive employment agreement with Mr. Travis in connection with the Merger, dated effective as of February 21, 2008, which was amended effective as of June 11, 2012, which provides for an annual base salary of $900,000.

  •
  Bryan J. Carey—In June 2012 we entered into an executive employment agreement with Mr. Carey, effective as of January 1, 2012, which provides for an annual base salary of $475,000. Effective January 1, 2013, Mr. Carey's annual base salary was increased to $600,000.

Summary Compensation Table

        The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for services rendered to us during the prior two fiscal years.

	Fiscal Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation	Other Annual Compensation		Total
Daniel E. Dosoretz M.D.,	2013	$1,200,000	35,284	$5,534,725	400,000	$857,039	(3)	$8,027,048
Chief Executive Officer and Director	2012	2,000,000	27,042	1,469,686	350,000	118,305	(3)	3,965,033
Norton L. Travis	2013	900,000	—	2,284,712	—	441,958	(4)	3,626,670
Executive Vice President and General Counsel	2012	900,000	141,565	941,733	—	320	(4)	1,983,618
Bryan J. Carey	2013	600,000	300,000	3,055,052	—	603,562	(4)	4,558,614
Chief Financial Officer	2012	475,000	200,000	1,298,162	250,000	135	(4)	2,223,297

(1)
The amounts set forth in this column represent discretionary bonuses approved by the Company's Board of Directors except for Dr. Dosoretz's 2013 and 2012 bonuses, which were based on production and ancillary bonus arrangements set forth in his physician employment agreement.

(2)
2013 stock awards granted on December 9, 2013 with the initial grants under the 21CI 2013 equity-based incentive plan. 2012 stock awards granted on June 11, 2012 in connection with the initial grants under the 21CI equity-based incentive plan.

(3)
These amounts consist of: (i) compensation associated with the personal use of the Company's corporate aircraft in 2013 and 2012 in the amounts of $205,105 and $118,048, respectively, (ii) life insurance premiums paid by the Company in 2013 and 2012 of $684 and $257, respectively, and (iii) employer 401(k) match of $1,250 in 2013. Includes a one-time incentive payment for the closing of OnCure and other corporate development activities in 2013 of $650,000.

(4)
These amounts consist of life insurance premiums paid by the Company in 2013 and 2012, and employer 401(k) match paid in 2013. Includes one-time incentive payments for the closing of OnCure as well as other corporate development activities in 2013 which total $440,000 and $550,000 for Mr. Travis and Mr. Carey, respectively. Mr. Carey also received payment of $52,032 as a gross-up payment for the vesting of his preferred units in 2013.

Employment Agreements

Executive and Physician Employment Agreements with Daniel E. Dosoretz, M.D.

Executive Employment Agreement

        We have entered into an Amended and Restated Executive Employment Agreement, dated effective as of June 11, 2012, with Daniel E. Dosoretz, M.D., pursuant to which Dr. Dosoretz serves as our Chief Executive Officer. The employment term is a five-year term and provides Dr. Dosoretz with the option to further extend the initial term thereof by an additional two years at any time prior to the second anniversary of the date thereof.

        Dr. Dosoretz is currently entitled to receive an annual base salary of $1,500,000 and entitled to such increases in his annual base salary as may be determined by the Company's Board of Directors or compensation committee from time to time. With respect to each full fiscal year during the employment term, Dr. Dosoretz is also eligible to earn an annual cash incentive payment of not less than $1,500,000, the actual amount of the bonus to be determined by the Company's Board of Directors pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of pro forma adjusted earnings before interest, taxes, depreciation and amortization ("PF Adjusted EBITDA") and net debt targets. PF Adjusted EBITDA also includes certain adjustments, such as loss on extinguishment of debt, non-cash impairment losses and gains/losses on disposal of assets, minority interest, equity-based compensation, employee severance and other costs, acquisition costs, adjustment related to sale- leaseback accounting, litigation expenses, non-cash rent expense and other adjustments.

        Dr. Dosoretz is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. Also, Dr. Dosoretz shall be entitled to use the Company's corporate jet in the conduct of business on behalf of the Company. In addition, he is entitled to 200 hours of usage per year for personal use. We have also agreed to indemnify Dr. Dosoretz in connection with his capacity as our director and officer.

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

        If Dr. Dosoretz's employment terminates due to a "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation and any other disability benefits payable pursuant to any long- term disability plan or other disability program or insurance policies maintained or provided by the Company. If Dr. Dosoretz dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to the sum of (i) his Accrued Compensation and (ii) the board of director's good faith estimated annual cash incentive payment for the fiscal year in which the death occurs (on a pro rata basis for the number of whole or partial months in the fiscal year in which the death occurs through the date of death) based on the performance of the Company at the time of his death. In addition, the death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by Dr. Dosoretz in accordance with the terms of the applicable plan.

        Dr. Dosoretz' Executive Employment Agreement also provides that if his Physician Employment Agreement is terminated for any reason, but his Executive Employment Agreement is not, Dr. Dosoretz' annual base salary under the Executive Employment Agreement shall be increased to $2,000,000.

        Dr. Dosoretz is also subject to a covenant not to disclose our confidential information during his employment term, and at all times during his employment term and ending three years after his termination date, Dr. Dosoretz covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Dr. Dosoretz breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

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

        Dr. Dosoretz is also subject to covenants not to compete under the Physician Employment Agreement whereby in the event of the termination of this agreement for any reason, Dr. Dosoretz agrees, with certain exceptions, not to directly or indirectly engage in the practice of radiation therapy or oncology, or otherwise compete with us (as defined in the agreement) for a period beginning on the date of the Physician Employment Agreement and ending three years after his termination date.

        Effective January 1, 2013, Dr. Dosoretz agreed to a reduction in total annual base salary to $1,200,000.

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

        Mr. Travis is currently entitled to receive an annual base salary of $900,000 and entitled to such increases in his annual base salary as may be determined by the Company's Board of Directors or compensation committee from time to time. With respect to each full fiscal year during the employment term, Mr. Travis is also eligible to earn an annual cash incentive payment of not less than $300,000, (as the Company's Board of Directors may, but not be obligated to adjust from time to time, the "Travis Target Bonus"), the actual amount of the bonus to be determined by the Company's Board of Directors pursuant to a bonus plan based on factors including, without limitation, the Company's PF Adjusted EBITDA and net debt targets. Mr. Travis is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We have also agreed to indemnify Mr. Travis in connection with his capacity as an officer.

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

        If Mr. Travis resigns or voluntarily terminates the agreement without "good reason," he will be entitled to receive his Accrued Compensation.

        If Mr. Travis' employment terminates due to his "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation and any other disability benefits payable pursuant to any long- term disability plan or other disability program or insurance policies maintained or provided by the Company. If Mr. Travis dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to the sum of (i) his Accrued Compensation and (ii) the estimated annual cash incentive payment for the fiscal year in which the death occurs (on a pro rata basis for the number of whole or partial months in the fiscal year in which the death occurs through the date of death). In addition, the death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by Mr. Travis in accordance with the terms of the applicable plan.

        Mr. Travis is also subject to a covenant not to disclose our confidential information during his employment term, and at all times during his employment term and ending two years after his termination date, Mr. Travis covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Mr. Travis breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

Executive Employment Agreement with Bryan J. Carey

        We have entered into an executive employment agreement, dated effective as of January 1, 2012, with Bryan J. Carey, pursuant to which Mr. Carey serves as President, Vice Chairman and Chief Financial Officer. The employment term is a five- year term beginning January 1, 2012 with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

        Mr. Carey is currently entitled to receive an annual base salary of at least $600,000 and will have the opportunity to earn an initial annual cash performance incentive bonus equal to 85% of his annual base salary based on criteria as reasonably agreed to between Mr. Carey and the Chief Executive Officer of the Company, with reasonable approval from the Compensation Committee. For each of 2012 and 2013, the minimum amount of the performance bonus payable to Mr. Carey will be $200,000 and $300,000, respectively. Mr. Carey also has the opportunity to earn an additional bonus upon achievement of related operating performance targets. Mr. Carey is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We have also agreed to indemnify Mr. Carey in connection with his capacity as an officer. If Mr. Carey's employment is terminated by us during the term of the agreement, he is entitled to his Accrued Compensation.

        Mr. Carey may terminate his employment at any time for any reason. If Mr. Carey resigns or otherwise voluntarily terminates his employment and the termination is not for "good reason" during the term of his employment (as defined in his employment agreement), he will be entitled to receive his base salary accrued and unpaid through the date of termination and his earned and unpaid annual cash incentive payment, if any, for the fiscal year prior to the termination date. Mr. Carey shall also receive any nonforfeitable benefits already earned and payable to him under the terms of any deferred compensation, incentive or other benefit plan maintained by the Company, payable in accordance with the terms of the applicable plan. If Mr. Carey's employment is terminated by the Company for "cause" (as defined in his employment agreement), the amount he shall be entitled to receive will be limited to the Accrued Compensation.

        If Mr. Carey's employment is terminated by us without "cause" or by Mr. Carey for "good reason" (as defined in his employment agreement), subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants, and in addition to the payment of the Accrued Compensation, we are obligated to make monthly payments to Mr. Carey for a period of 24 months after his termination date. Each monthly payment shall be equal to 1/12th of Mr. Carey's annual base salary, as in effect at the termination date plus the average performance bonus for the three years immediately prior to the termination date. In the event such termination is within six months prior to or after a "Change of Control," Mr. Carey will be entitled to such payments for a period of 36 months instead of 24 months. In addition, if Mr. Carey should elect continued Consolidated Omnibus Budget Reconciliation Act ("COBRA") coverage, we shall pay during the period Mr. Carey actually continues such coverage, the same percentage of monthly premium costs for COBRA continuation coverage as it pays of the monthly premium costs for medical coverage for senior executives generally.

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

Outstanding Equity Awards at 2013 Fiscal-Year End

        The following table provides information regarding outstanding equity awards held by our named executive officers as of the end of fiscal 2013.

	Stock Awards
	Equity Incentive Plan Awards
	Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(c)
Daniel E. Dosoretz, M.D.	28,500	Class M Units(a)	$1,663,545
	32,000	Class O Units(a)	15,040
	33.6%	Executive Bonus Plan(a)	3,856,140
Norton L. Travis	14,500	Class M Units(a)	846,365
	8,750	Class O Units(a)	4,113
	12.5%	Executive Bonus Plan(a)	1,434,234
Bryan J. Carey	15,000	Class M Units(a)	875,550
	14,000	Class O Units(a)	6,580
	18.9%	Executive Bonus Plan(a)	2,172,922
	197	Preferred Units(b)	96,753
	3,750	Class A Units(b)	563

(a)
Granted on December 9, 2013 in connection with the initial grants under the 2013 21CI equity-based incentive plan. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is December 9, 2013. The Class M, and O units vesting is dependent upon the occurrence of a qualified sale or liquidation event. The Executive Bonus Plan vesting is dependent upon the occurrence of a qualified sale or liquidation event.

(b)
For Mr. Carey, 33.3% of the Preferred and Class A awards vested on January 1, 2013, with the remaining 66.7% vesting in equal amounts on January 1, 2014 and January 1, 2015. Any unvested shares would vest automatically upon the occurrence of a sale or liquidation event, provided the executives remain employed by the Company at the time of the event. Vested shares are subject to forfeiture only in the event of termination for cause, or engaging in prohibited activities.

(c)
Payout value represents fair market value determined as of fiscal year-end, which is $58.37 per Class M non-voting equity unit of 21CI, $0.47 per Class O non-voting equity unit of 21CI, $490.3 per Preferred unit of 21CI and $0.15 per Class A equity unit of 21CI. The Executive Bonus Pool fair market value as of fiscal year-end was $11.5 million

Executive Bonus Plan

        The Company has adopted the Executive Bonus Plan to provide certain senior level employees of the Company with an opportunity to receive additional compensation based on the "Equity Value" (as defined in the plan and described in general terms below) of 21CI, the ultimate parent holding company of the Company, in connection with a Company sale or an initial public offering. Upon the occurrence of the first Company sale or initial public offering to occur following the effective date of the plan, which is December 9, 2013, a bonus pool will be established equal in value to five percent (5%) of the Equity Value of 21CI, subject to a maximum bonus pool of $12,650,000. Each participant in the plan will participate in the bonus pool based on the participant's award percentage. Each of Dr. Dosoretz, Mr. Carey and Mr. Travis have received an award percentage under the plan equal to 33.6%, 18.9% and 12.5%, respectively.

        Payment of awards under the plan generally will be made as follows:

  •
  If the applicable liquidity event is a Company sale, payment of awards under the plan generally will be made in cash within thirty (30) days following consummation of the Company sale. However, the Company reserves the right under the plan to make payment in the same form as the proceeds received by 21CI and its equity holders in connection with the Company sale if such sale proceeds do not consist of all cash.

  •
  If the applicable liquidity event is an initial public offering, (i) one-third (1/3) of the award will be paid within forty-five (45) days following the effective date of the initial public offering, and (ii) the remaining two-thirds (2/3) of the award will be payable in two equal annual installments on each of the first and second anniversaries of the effective date of the initial public offering. Payment of the award may be made in cash or stock or a combination thereof as determined by the plan administrator in its sole discretion. With respect to payment of the portion of the award payable on the first and second anniversaries of the effective date of the initial public offering, the Company may satisfy its payment obligation by granting a restricted stock award or a restricted stock unit award under an equity compensation plan of the Company then in effect.

        The right to receive payment under the plan generally is subject to a participant's continued employment with the Company or its affiliates through the date of payment. However, in the case of each of Dr. Dosoretz, Mr. Carey and Mr. Travis, in the event of his termination of employment by the Company without "cause", by him for "good reason" or as a result of his death or "disability" (each, as defined in his employment agreement), in any case, on or following the occurrence of the applicable liquidity event, any unvested portion of his award will become fully vested as of the date of such termination, and payment in respect thereof (if applicable) will be made to him within thirty (30) days following the date of such termination.

        In addition to the right to receive payment of the bonus amounts under the plan, each of Dr. Dosoretz, Mr. Carey and Mr. Travis will be entitled to a tax "gross up" payment payable in cash and intended to compensate each such executive for the loss of tax benefits resulting from the treatment of awards under the plan being subject to taxation as ordinary income as opposed to long-term capital gains income.

Directors Compensation

        The following tables provide information concerning certain of our employees who are not named executive officers but who serve as a director on the Company's Board of Directors. We do not provide any remuneration to the members of the Company's Board of Directors other than to the directors listed below and the compensatory arrangements with certain of our directors designated as a named executive officer other than for director services. See "Executive Compensation" and "Certain Relationships and Related Party Transactions." Shares and stock options are not included in this table because none were issued during fiscal 2013 and none were outstanding at fiscal year-end.

	Fiscal Year		Fees Earned or Paid in Cash($)	Stock Award($)		Non-Equity Incentive Plan Compensation($)(1)	All Other Annual Compensation($)		Total($)
Howard M. Sheridan, M.D.	2013		—	—		—	312,383	(2)	312,383
	2012		—	—		—	305,402	(2)	305,402
James H. Rubenstein, M.D.	2013		—	—		—	817,906	(3)	817,906
	2012	(1)	—	6,036	(3)	—	677,277	(3)	683,313

(1)
Dr. Rubenstein participated in the Company's annual cash incentive bonus award plan. See "Executive Compensation." For fiscal year 2012, Dr. Rubenstein was eligible to earn an annual cash performance incentive bonus award with a target bonus amount not less than $400,000 pursuant to a bonus plan based on factors including, without limitation, the Company's achievement of PF Adjusted EBITDA and net debt targets. The relative weight of each factor in determining the cash performance incentive bonus award was determined by the Company's Board of Directors. PF Adjusted EBITDA also includes certain adjustments, such as loss on extinguishment of debt, non-cash impairment losses and gains/losses on disposal of assets, minority interest, equity-based compensation, employee severance and other costs, acquisition costs, adjustment related to sale-leaseback accounting, litigation expenses, non-cash rent expense and other adjustments. For fiscal year 2012, the Company's Board of Directors assigned a 60% weighting to PF Adjusted EBITDA performance measure, a 20% weighting to net debt performance measure to encourage management to focus more on making long-term investments to grow our business, and a 20% weighting to achievement of specified objectives. The specified objectives were achieved in addition to the achievement of the PF Adjusted EBITDA and net debt targets at the minimum levels.

(2)
We entered into an Executive Employment Agreement with Dr. Sheridan in connection with the Merger under which Dr. Sheridan provides corporate executive services and support in such areas as strategic planning, mergers and acquisitions, and physician, payer and hospital relationships. This agreement provides for a base salary of $300,000 and a performance incentive bonus at the discretion of the Company's Board of Directors, or it's Compensation Committee. Compensation associated with the personal use of the Company's corporate aircraft in 2013 and 2012 of $12,295 and $5,035, respectively and life insurance premiums paid by the Company in 2013 and 2012 of $88 and $367, respectively. Dr. Sheridan did not receive a discretionary bonus in fiscal 2013 and 2012.

(3)
We entered into an Executive Employment Agreement with Dr. Rubenstein in conjunction with the Merger in which Dr. Rubenstein serves as Secretary and Medical Director. This agreement provides for a base salary of $400,000 and participation in the annual cash performance incentive bonus award plan as described above. In addition, we entered into a Physician Employment Agreement with Dr. Rubenstein also in connection with the Merger which provided for an annual base salary of $300,000. The Physician Employment Agreement was amended in February 2010, to reduce the annual base salary to $200,000. In 2013, Dr. Rubenstein received $46,074 pursuant to a production and ancillary bonus arrangement, a $70,000 discretionary bonus for his dedicated services in the field of radiation oncology and life insurance premiums paid by the Company in 2013 of $582 and an employer 401(k) match of $1,250. In 2012, Dr. Rubenstein received $27,042 pursuant to a production and ancillary bonus arrangement, a $50,000 discretionary bonus for his dedicated services in the field of radiation oncology and life insurance premiums paid by the Company in 2012 of $235. $6,036 of stock awards were granted on June 11, 2012 in connection with the initial grants under the 21CI equity-based incentive plan. In the event that either the Physician Employment Agreement or Executive Employment Agreement is terminated for any reason, Dr. Rubenstein's annual base salary under the respective continuing agreement shall be increased to $700,000.

Employment Agreements

Executive and Physician Employment Agreements with James H. Rubenstein, M.D.

Executive Employment Agreement

        We have entered into an Executive Employment Agreement, dated effective as of February 21, 2008, with James H. Rubenstein, M.D., pursuant to which Dr. Rubenstein serves as our Medical Director. The employment term is a three-year term with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

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

        If Dr. Rubenstein's employment terminates due to a "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation and any other disability benefits payable pursuant to any long- term disability plan or other disability program or insurance policies maintained or provided by the Company. If Dr. Rubenstein dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to the sum of (i) his Accrued Compensation and (ii) the board of director's good faith estimated annual cash incentive payment for the fiscal year in which the death occurs (on a pro rata basis for the number of whole or partial months in the fiscal year in which the death occurs through the date of death) based on the performance of the Company at the time of his death. In addition, the death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by Dr. Rubenstein in accordance with the terms of the applicable plan.

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

Executive Employment Agreement with Howard M. Sheridan, M.D.

        We have entered into an Executive Employment Agreement, dated effective as of February 21, 2008, with Howard M. Sheridan, M.D., pursuant to which Dr. Sheridan provides corporate executive services and support in such areas as strategic planning, mergers and acquisitions, and physician, payer and hospital relationships. The employment term is a three-year term with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

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

        If Dr. Sheridan's employment is terminated by us without "cause" (as defined in his employment agreement) or by Dr. Sheridan for "good reason" (as defined in his employment agreement), subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants described below, and in addition to the payment of Accrued Compensation, the Company is obligated to make monthly payments to Dr. Sheridan for a period of 12 months after his termination date. Each monthly payment shall be equal to1/12th of the sum of (i) Dr. Sheridan's annual base salary, as in effect at the termination date, plus (ii) his bonus for the year immediately prior to the year during which termination occurs.

        If Dr. Sheridan's employment terminates due to a "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation and any other disability benefits payable pursuant to any long- term disability plan or other disability program or insurance policies maintained or provided by the Company. If Dr. Sheridan dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to the sum of (i) his Accrued Compensation and (ii) the board of director's good faith estimated annual cash incentive payment for the fiscal year in which the death occurs (on a pro rata basis for the number of whole or partial months in the fiscal year in which the death occurs through the date of death) based on the performance of the Company at the time of his death. In addition, the death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by Dr. Sheridan in accordance with the terms of the applicable plan.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        21st Century Oncology Holdings, Inc. is a wholly owned subsidiary of 21CI, whose members include funds affiliated with Vestar and certain members of management. The respective percentages of beneficial ownership of Class A voting equity units of 21CI, Class MEP non-voting equity units of 21CI, Class O non-voting equity units of 21CI, Class M non-voting equity units of 21CI and non-voting preferred equity units of 21CI owned is based on 10,310,469 shares of Class A voting equity units of 21CI, 910,821 shares of Class MEP non-voting equity units of 21CI, 100,000 shares of Class O non-voting equity units of 21CI, 100,000 shares of Class M non-voting equity units of 21CI and 543,357 shares of non-voting preferred equity units of 21CI outstanding as of December 31, 2013. This information has been furnished by the persons named in the table below or in filings made with the SEC. Fractional units have been rounded to the nearest integer. Unless otherwise indicated, the address of each of the directors and executive officers is c/o 21st Century Oncology, Inc., 2270 Colonial Boulevard, Fort Myers, Florida 33907.

	Class A Units		Class MEP Units(3)		Class O Units(3)		Class M Units(3)		Preferred Units
Name of Beneficial Owner(1)	Number(1)	Percent	Number(1)	Percent	Number(1)	Percent	Number(1)	Percent	Number(1)	Percent
Principal shareholder:
Funds affiliated with Vestar(2)	8,286,564	80.4%	—	—	—	—	—	—	437,134	80.5%
Directors and Executive Officers:
Daniel E. Dosoretz, M.D.(4)	717,107	7.0%	70,000	7.7%	32,000	32.0%	28,500	28.5%	37,829	7.0%
James L. Elrod, Jr.(5)	—	—	—	—	—	—	—	—	—	—
Bryan J. Carey(6)	5,625	*	145,455	16.0%	14,000	14.0%	15,000	15.0%	296	*
Robert L. Rosner(7)	—	—	—	—	—	—	—	—	—	—
Erin L. Russell(8)	—	—	—	—	—	—	—	—	—	—
James H. Rubenstein, M.D.(9)	354,569	3.4%	1,818	*	—	—	—	—	18,704	3.4%
Howard M. Sheridan, M.D.	179,277	1.7%	—	—	—	—	—	—	9,457	1.7%
Norton L. Travis(10)	14,082	*	127,273	14.0%	8,750	8.8%	14,500	14.5%	747	*
All directors and executive officers as a group (15 persons)	1,566,267	15.2%	543,638	59.7%	69,779	69.8%	72,692	72.7%	82,627	15.2%

*
Represents less than 1%.

(1)
A "beneficial owner" of a security is determined in accordance with Rule 13d-3 under the Exchange Act and generally means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares:

•
voting power which includes the power to vote, or to direct the voting of, such security; and/or

•
investment power which includes the power to dispose, or to direct the disposition of, such security.

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of equity units subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2013 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)
Includes 4,260,078 shares of Class A voting equity units of 21CI and 224,728 shares of non-voting preferred equity units of 21CI held by Vestar Capital Partners V, L.P., 1,171,620 shares of Class A voting equity units of 21CI and 61,806 shares of non-voting preferred equity units of 21CI held by Vestar Capital Partners V-A, L.P., 70,756 shares of Class A voting equity units of 21CI and 3,733 shares of non-voting preferred equity units of 21CI held by Vestar Executives V, L.P. and 234,398 shares of Class A voting equity units of 21CI and 12,365 shares of non-voting preferred equity units of 21CI held by Vestar Holdings V, L.P. Vestar Associates V, L.P. is the general partner of Vestar Capital Partners V, L.P., Vestar Capital Partners V-A, L.P., Vestar Executives V, L.P. and Vestar Holdings V, L.P. and Vestar Managers V Ltd. is the general partner of Vestar Associates V, L.P. As such, Vestar Managers V Ltd. has sole voting and dispositive power over the shares held by Vestar and its affiliated funds. Vestar's co-investors, which Vestar controls, own 2,549,712 shares of Class A voting equity units of 21CI, or approximately 25% of Class A voting equity units of 21CI, and 134,503 shares of non-voting preferred equity units of 21CI, or approximately 25% of the preferred equity units of 21CI. As such, Vestar and its affiliates control, and may be deemed to beneficially own 8,286,564 shares of Class A voting equity units of 21CI, or approximately 81% of the Class A voting equity units of 21CI, and 437,134 shares of the non-voting preferred equity units of 21CI, or approximately 81% of the preferred equity units of 21CI, through its ability to directly or indirectly control its co-investors. Each of Vestar and its affiliated funds disclaims beneficial ownership of such securities, except to the extent of its pecuniary interest therein. The address for each of Vestar and its affiliated funds is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(3)
Class MEP units, Class O units and Class M units are non-voting equity units of 21CI issued under 21CI's limited liability company agreement. With respect to the Class MEP units, certain employees are eligible to receive incentive unit awards from an equity pool representing up to 12% of the common equity value of 21CI following return of preferred capital.

(4)
These shares are held in trusts for which Dr. Dosoretz and his descendants are beneficiaries. Dr. Dosoretz is the trustee of the trusts and as such, has sole voting and investment power with respect to the shares in the trusts.

(5)
Mr. Elrod is a managing director of Vestar, and therefore may be deemed to beneficially own the Class A voting equity units of 21CI and the non-voting preferred equity units of 21CI held by Vestar, its affiliated funds and its co-investors. Mr. Elrod disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. The address for Mr. Elrod is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(6)
Mr. Carey was a managing director of Vestar, and therefore may have been deemed to beneficially own the Class A voting equity units of 21CI and the non-voting preferred equity units of 21CI held by Vestar, its affiliated funds and its co-investors. Mr. Carey disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. The address for Mr. Carey is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(7)
Mr. Rosner is a managing director of Vestar, and therefore may be deemed to beneficially own the Class A voting equity units of 21CI and the non-voting preferred equity units of 21CI held by Vestar, its affiliated funds and its co-investors. Mr. Rosner disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. The address for Mr. Rosner is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(8)
Ms. Russell is a principal of Vestar, and therefore may be deemed to beneficially own the Class A voting equity units of 21CI and the non- voting preferred equity units of 21CI held by Vestar, its affiliated funds and its co-investors. Ms. Russell disclaims beneficial ownership of such securities, except to the extent of her pecuniary interest therein. The address for Ms. Russell is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(9)
These shares are held in trusts for which Dr. Rubenstein and his descendants are beneficiaries. Dr. Rubenstein is the trustee of the trusts and as such, has sole voting and investment power with respect to the shares in the trusts.

(10)
The address for Mr. Travis is c/o 21st Century Oncology, Inc., 1010 Northern Boulevard, Suite 314, Great Neck, New York 11021.

        For information relating to Securities Authorized for Issuance Under Equity Compensation Plans, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Our board of directors has not adopted a written policy or procedure for the review, approval and ratification of related party transactions, as the Audit Compliance Committee Charter already requires the Audit Compliance Committee to review all relationships and transactions in which 21C and its employees, directors and officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Based on all the relevant facts and circumstances, our Audit Committee will decide whether the related-party transaction is appropriate and will approve only those transactions that are in the best interests of the Company.

        Set forth below are certain transactions and relationships between us and our directors, executive officers and equityholders that have occurred during the last three years.

Administrative Services Agreements

        In California, Delaware, Maryland, Massachusetts, Michigan, Nevada, New York and North Carolina, we have administrative services agreements with professional corporations owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in such states. Drs. Dosoretz, Rubenstein and Michael J. Katin, M.D., a former director on the Company's Board of Directors as well as a director on the boards of directors of several of our subsidiaries and a holder of equity in 21CI, own interests in these professional corporations ranging from 0% to 100%.

        We have entered into these administrative services agreements in order to comply with the laws of such states which prohibit us from employing physicians. Our administrative services agreements generally obligate us to provide treatment center facilities, staff and equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting and assistance in marketing services. Terms of the agreements are typically 20-25 years and renew automatically for successive five-year periods, with certain agreements having 30 year terms and automatically renewing for successive one-year periods. The administrative services agreements also contain restrictive covenants that preclude the professional corporations from providing substantially similar healthcare services, hiring another management services organization and soliciting our employees, customers and clients for the duration of the agreement and some period after termination, usually three years. Monthly fees for such services may be computed on a fixed basis, percentage of net collections basis, or on a per treatment basis, depending on the particular state requirements. The administrative services fees paid to us by such professional corporations under the administrative services agreements were approximately $79.7 million, $58.8 million and $66.0 million, for the years ended December 31, 2011, 2012 and 2013, respectively.

        In addition, we have stock transfer agreements with the professional corporations owned by Drs. Dosoretz, Rubenstein and Katin, which correspond to the administrative services agreements. The stock transfer agreements provide that (i) the term of the agreements corresponds to the respective administrative services agreement and any renewals thereof, (ii) the shareholders grant us a security interest in the shares held by them in the professional corporation, and (iii) the shareholders are prohibited from making any transfer of the shares held by them in the professional corporation, including through intestate transfer, except to qualified shareholders with our approval. Upon certain shareholder events of transfer (as defined in the stock transfer agreements), including a transfer of shares by any shareholder without our approval or the loss of a shareholder's license to practice radiation therapy in his or her applicable state, for a period of 30 days after giving notice to us of such event, the other shareholders have an opportunity to buy their pro-rata portion of the shares being transferred. If at the end of the 30-day period, any of the transferring shareholder's shares have not been acquired, then, for a period of 30 days, the professional corporation has the option to purchase all or a portion of the shares. If at the end of that 30- day period any of the transferring shareholder's shares have not been acquired, we must designate a transferee to purchase the remaining shares. The purchase price for the shares shall be the fair market value as determined by our auditors. Upon other events relating to the professional corporation, including uncured defaults, we shall designate a transferee to purchase all of the shares of the professional corporation.

Lease Arrangements with Entities Owned by Related Parties

        We lease certain of our treatment centers and other properties from partnerships which are majority-owned by Drs. Dosoretz, Rubenstein, Sheridan, Katin and Mantz and Dr. Fernandez, our Senior Vice President, Director of Regional Operations. As of December 31, 2013, Drs. Dosoretz, Rubenstein, Sheridan, Katin, Fernandez and Mantz had ownership interests in these entities ranging from 0% to 100%. These leases have expiration dates through December 31, 2028, and provide for annual lease payments and executory costs, ranging from approximately $58,000 to $1.8 million. The aggregate lease payments we made to these entities were approximately $15.8 million, $17.7 million and $18.7 million for the years ended December 31, 2011, 2012 and 2013, respectively. The rents were determined on the basis of the debt service incurred by the entities and a return on the equity component of the project's funding. In June 2004, we engaged an independent consultant to complete a fair market rent analysis for the real estate leases with the real estate entities owned by our directors, executive officers and other management employees. The consultant determined that, with one exception, the rents were at fair market value. We negotiated a rent reduction for the one exception to bring it to fair market value as determined by the consultant. Since 2004, an independent consultant is utilized to assist the Audit and Compliance Committee in determining fair market rental for any renewal or new rental arrangements with any affiliated party.

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

        We also maintain a construction company which provides remodeling and real property improvements at certain of our facilities. This construction company builds and constructs leased facilities on the lands owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin. Payments received by us for building and construction fees were approximately $1.4 million, $1.7 million and $4.6 million for the years ended December 31, 2011, 2012 and 2013, respectively. Amounts due to us for the construction services were approximately $1.3 million and $0.6 million at December 31, 2012 and 2013, respectively.

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

Securityholders Agreement

        Each of our directors and executive officers who is a holder of equity units of 21CI, including Drs. Dosoretz, Sheridan, Rubenstein, Katin and Mantz and Messrs. Carey and Travis, is a party to an Amended and Restated Securityholders Agreement with 21CI governing the rights and obligations of holders of units of 21CI. The Amended and Restated Securityholders Agreement provides, among other things:

  •
  for supermajority voting provisions with respect to certain corporate actions, including certain transactions with Vestar and those that disproportionately alter the rights, preferences or characteristics of Vestar's preferred units of 21CI disproportionately as compared to the other securityholders;

  •
  that 21CI has a right of first refusal to purchase the securities of certain securityholders wishing to sell their interests;

  •
  that if Vestar elects to consummate a transaction resulting in the sale of 21CI, the securityholders must consent to the transaction and take all other actions reasonably necessary to cause the consummation of the transaction;

  •
  that the securityholders must cause the board of managers of 21CI to consist of four managers designated by Vestar and its affiliates, two independent managers designated by an affiliate of Vestar after consultation with Dr. Dosoretz, and two management managers, which currently are Mr. Carey and Dr. Sheridan, designated by Dr. Dosoretz after consultation with Vestar, for so long as Dr. Dosoretz is the Chief Executive Officer of the Company, subject to a reduction of the two management managers upon a decrease in the ownership interests in 21CI held by certain management holders;

  •
  for restrictions on the transfer of the units of 21CI held by the securityholders;

  •
  for participation rights to certain securityholders so that they may maintain their percentage ownership in 21CI in the event 21CI issues additional equity interests; and

  •
  for registration rights, whereby, upon the request of certain majorities of certain groups of securityholders, 21CI must use its reasonable best efforts to effect the registration of its securities under the Securities Act.

Management Agreement

        Each of 21CI, 21CH and 21C are party to a Management Agreement with Vestar relating to certain advisory and consulting services Vestar provides to 21C, 21CI and 21CH. The Management Agreement provides for Vestar to receive an annual management fee equal to the greater of (i) $850,000 or (ii) an amount equal to 1.0% of 21C's consolidated EBITDA, which fee will be payable quarterly, in advance. Vestar is also entitled to a fee for any financial advisory or similar services it provides in connection with a sale of 21C or a transaction relating to any acquisition, divestiture or other transaction by or involving 21CI, 21CH, 21C or any of their respective subsidiaries, subject to approval by the management managers under the Amended and Restated Securityholders Agreement. 21CI, 21CH and 21C must indemnify Vestar and its affiliates against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the Management Agreement, other than those that have resulted primarily from the gross negligence or willful misconduct of Vestar and/or its affiliates.

        The Management Agreement will terminate upon the earlier of (i) such time when Vestar and its affiliates hold, directly or indirectly, less than 20% of the voting power of 21C's outstanding voting stock, (ii) a Public Offering (as defined in the Amended and Restated Securityholders Agreement) or (iii) a sale of 21CI, 21CH or 21C in accordance with the Amended and Restated Securityholders Agreement.

        During 2010, we paid $2.0 million to Vestar Capital Partners V, L.P. for additional transaction advisory services in respect to the incremental amendments to our senior secured credit facility, the additional $15.0 million of commitments to the revolver portion, and the complete refinancing of the senior subordinated notes due 2015. We incurred approximately $1.6 million, $1.2 million and $1.3 million in management fees to Vestar for the years ended December 31, 2011, 2012 and 2013, respectively.

Management Stock Contribution and Unit Subscription Agreement

        In connection with the closing of the Merger, 21CI entered into various Management Stock Contribution and Unit Subscription Agreements with our management employees, including Drs. Dosoretz, Sheridan, Rubenstein, Katin and Mantz and Mr. Travis (each, an "Executive"), pursuant to which they exchanged certain shares of 21C's common stock held by them immediately prior to the effective time of the Merger or invested cash in 21C, in each case, in exchange for non-voting preferred equity units and Class A voting equity units of 21CI. Under the Management Stock Contribution and Unit Subscription Agreements, if an Executive's employment is terminated by death or disability, by 21CI and its subsidiaries without "cause" or by the Executive for "good reason" (each as defined in the respective Management Stock Contribution and Unit Subscription Agreement), or by 21CI or its subsidiaries for "cause" or by the Executive for any other reason except retirement, or the Executive violates the non-compete or confidentiality provisions, 21CI has the right and option to purchase, for a period of 90 days following the termination, any and all units held by the Executive or the Executive's permitted transferees, at the fair market value determined in accordance with the applicable Management Stock Contribution and Unit Subscription Agreement, subject to certain exceptions and limitations. Under Dr. Dosoretz's Management Stock Contribution and Unit Subscription Agreement, he also has certain put option rights to require 21CI to repurchase his non-voting preferred equity units and Class A voting equity units if, prior to a sale of 21CI, 21CH or 21C in accordance with the Amended and Restated Securityholders Agreement or a Public Offering (as defined in the Amended and Restated Securityholders Agreement), his employment is terminated without cause or he terminates his employment for good reason and at such time 21CI has met certain performance targets.

Amended and Restated Limited Liability Company Agreement

        On December 9, 2013, 21CI entered into the Fourth Amended LLC Agreement. The Fourth Amended LLC Agreement governs the affairs of 21CI and the conduct of its business, and sets forth certain terms of the equity units held by members of 21CI, including, among other things, the right of members to receive distributions, the voting rights of holders of equity units and the composition of the board of managers, subject to the terms of the Amended and Restated Securityholders Agreement. Under the Fourth Amended LLC Agreement, Vestar's prior written consent is required for 21CI to engage in certain types of transactions, including mergers, acquisitions, asset sales and incur indebtedness and make capital expenditures, subject to exceptions and limitations. The Fourth Amended LLC Agreement contains customary indemnification provisions relating to holders of units and managers and officers of 21CI.

        The Fourth Amended LLC Agreement, which replaced the Third Amended LLC Agreement in its entirety, eliminated 21CI's Class L Units and Class EMEP Units and established new classes of equity incentive units in the form of Class M Units, Class N Units and Class O Units. Under the Fourth Amended LLC Agreement, 21CI now has seven classes of equity units outstanding: Preferred Units, Class A Units, Class G Units, Class M Units, Class MEP Units, Class N Units and Class O Units. Class A Units, of which Vestar and its affiliates control 81% of the outstanding units, are the only class of voting securities. 21CI may make distributions to its members in the sole discretion of its board of managers. Distributions to unitholders under the Fourth Amended LLC Agreement are made pursuant to a distribution waterfall that provides for distributions first to holders of Preferred Units, up to a specified amount, with other holders receiving subsequent distributions based on specified priorities and limitations.

        The Fourth Amended LLC Agreement also provides that upon a public offering of 21CI (which provisions this offering will not trigger), the board of managers of 21CI may authorize a recapitalization of 21CI whereby unitholders will receive, in exchange for their existing 21CI units and subject to certain limitations, (i) cash, based on the amount that they would have been entitled to receive had an amount equal to the equity value of such units been distributed to unitholders of 21CI after taking into account all other distributions thereunder and/or (at the discretion of the board of managers) and (ii) common stock of the public company, or the right to receive common stock of the public company, based on the amount that they would have been entitled to receive had an amount equal to the equity value of such units been distributed to unitholders of 21CI after taking into account all other distributions thereunder.

Incentive Agreements

        On December 9, 2013, 21CI entered into incentive unit grant agreements ("Incentive Agreements") with each of Dr. Dosoretz, Mr. Carey and Mr. Travis. Pursuant to the Incentive Agreements, 21CI granted to Dr. Dosoretz 28,500 Class M Units and 32,000 Class O Units, Mr. Carey 15,000 Class M Units and 14,000 Class O Units and Mr. Travis 14,500 Class M Units and 8,750 Class O Units (collectively, the "Incentive Units").

        The Incentive Units were fully vested upon grant. If Dr. Dosoretz, Mr. Carey or Mr. Travis is terminated for cause, resigns without good reason or engages in a prohibited activity, all of his respective Incentive Units shall be immediately forfeited without consideration.

        Under the Incentive Agreements, in the event of a public offering of common stock of 21CH, Dr. Dosoretz, Mr. Carey and Mr. Travis will be entitled to receive 21CH common stock, with the number of shares based on the dollar amount that they would have been entitled to receive had an amount equal to the equity value of such shares been distributed to unitholders of 21CI after taking into account all other distributions thereunder. Two-thirds of such common stock would be awarded in the form of a restricted stock award or a restricted stock unit award under an equity compensation plan and such award shall vest 50% on the first anniversary of the date of such initial public offering and 50% on the second anniversary of the date of the initial public offering. Any Incentive Units not allocated as common stock shall be forfeited and cancelled and Dr. Dosoretz, Mr. Carey and Mr. Travis shall be issued restricted shares, performance shares and/or options to acquire shares pursuant to an equity compensation plan then in effect. The Board of Directors will determine number of shares, the exercise price and other terms and conditions thereto, in its sole discretion.

        In the event of (i) a public offering of 21CI, in which Dr. Dosoretz, Mr. Carey and Mr. Travis are entitled to receive shares of 21CH pursuant to the terms of the Fourth Amended LLC Agreement and receive shares in the form of restricted stock awards or restricted stock unit awards, or (ii) the issuance of restricted shares of 21CH common stock, such restricted common stock shall vest 50% on the first anniversary of the date of such initial public offering and 50% on the second anniversary of the date of the initial public offering.

Employment Agreement and Certain Employees

        We have entered into employment agreements with certain of our executive officers and directors, which contain compensation, severance, non-compete and confidentiality provisions. In addition, we have employed, and continue to employ, directly or indirectly, immediate family members of certain of our directors, executive officers and equityholders, including Dr. Dosoretz's brother (as further described below), Dr. Dosoretz's daughter, Amy Fox, M.D., and Dr. Rubenstein's brother, Paul Rubenstein. Alejandro Dosoretz received compensation under an executive employment agreement of approximately $0.5 million, $1.3 million and $1.0 million for the years ended December 31, 2011, 2012 and 2013. Amy Fox, M.D. received compensation under a physician employment agreement of approximately $339,000, $201,000 and $244,000 for the years ended December 31, 2011, 2012 and 2013, respectively. Paul Rubenstein received compensation as our Director of Physician Contracting of approximately $173,000, $160,000 and $160,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

SFRO Letter Agreement

        In connection with the SFRO Joint Venture we entered into a letter agreement with Kishore Dass, M.D., Ben Han, M.D. and Rajiv Patel (together, the "Sellers"), whereby during the three year period following consummation of an initial public offering of 21CH, the Sellers may elect to exchange their common units in SFRO for common stock in 21CH at an applicable exchange rate provided for therein based on the equity value of SFRO as compared to the volume weighted average price of such 21CH common stock. In addition, in the event that we acquire a business in the state of Florida during the three year period following the SFRO Joint Venture date, and such business was not already known to us and was first identified to us by the Sellers, then the Sellers are entitled to contribute up to 20% of the equity financing for the acquisition of such business in exchange for an equity interest in such acquired business. This right is conditioned upon such Seller's then continuing employment with us.

Indemnification Agreements with Certain Officers and Directors

        We have entered into indemnification agreements with certain of our directors and executive officers. The indemnification agreements provide, among other things, that 21C will, to the extent permitted by applicable law, indemnify and hold harmless each indemnitee if, by reason of his or her status as a director, officer, trustee, general partner, managing member, fiduciary, employee or agent of 21C or of any other enterprise which such person is or was serving at the request of 21C, such indemnitee was, is or is threatened to be made, a party to in any threatened, pending or completed proceeding, whether brought in the right of 21C or otherwise and whether of a civil, criminal, administrative or investigative nature, against all expenses (including attorneys' and other professionals' fees), judgments, fines, penalties and amounts paid in settlement actually and reasonably incurred by him or her or on his or her behalf in connection with such proceeding. The indemnitee shall not be indemnified unless he or she acted in good faith and in a manner he or she reasonably believed to be in the best interests of 21C, or for willful misconduct. In addition, the indemnification agreements provide for the advancement of expenses incurred by the indemnitee in connection with any such proceeding to the fullest extent permitted by applicable law. The indemnification agreements terminate upon the later of five years after the date that the indemnitee ceased to serve as a director and/or executive officer or the date of the final termination of any proceedings subject to the indemnification agreements. 21C has agreed not to bring any legal action against the indemnitee or his or her spouse or heirs after two years following the date the indemnitee ceases to be a director and/or executive officer of 21C. The indemnification agreements do not exclude any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled, including any rights arising under the Articles of Incorporation or Bylaws of 21C, or the Florida Business Corporation Act.

        In connection with the Merger, we agreed that we would not alter or impair any existing indemnification provisions then in existence in favor of then current or former directors or officers as provided in the Articles of Incorporation or Bylaws of 21C or as evidenced by indemnification agreements with us.

Medical Developers, LLC Acquisition

        On January 1, 2009, we entered into a Membership Interest Purchase Agreement with Lisdey S.A. an Uruguay corporation, Alejandro Dosoretz, Dr. Daniel Dosoretz's brother, and Bernardo Dosoretz, Dr. Daniel Dosoretz's father, and the spouses of Alejandro Dosoretz and Bernardo Dosoretz, pursuant to which we purchased a 33% interest in MDLLC, an entity that is now the majority owner and operator of 26 freestanding radiation oncology practices (of which two are under development) through 15 legal entities South America, Central America and the Caribbean (which translates into us owning a 19% indirect ownership interest in the underlying radiation therapy treatment centers), and a 19% interest in Clinica de Radioterapia La Asuncion S.A., an entity that operates a treatment center in Guatemala. We purchased the 33% interest in MDLLC and the 19% interest in Clinica de Radioterapia La Asuncion S.A. at an aggregate purchase price of approximately $12.3 million, with a four-year call option to purchase the remaining 67% in MDLLC. In connection with our entry into the Membership Interest Purchase Agreement, Alejandro Dosoretz entered into an employment agreement with an entity located in Argentina in which we hold interests as part of a joint venture, pursuant to which he receives an annual salary of approximately $180,000 for his services.

        On March 1, 2011, Radiation Therapy Services International, Inc. ("RTSII"), 21CI, 21C, and our wholly owned subsidiary Main Film B.V., entered into Membership Interest Purchase Agreements (the "Membership Interest Purchase Agreements") with Alejandro Dosoretz, and his spouse and Bernardo Dosoretz and his representative, to purchase the remaining 67% membership interest in MDLLC, as well as direct ownerships interests held by Alejandro Dosoretz and Bernardo Dosoretz in such entities and a 61% ownership interest in Clinica de Radioterapia La Asuncion, S.A.

        Under the terms of the Membership Interest Purchase Agreements, RTSII and its subsidiaries purchased an additional 72% of the remaining interests in the entities, which when combined with RTSII's purchase of a 33% interest in MDLLC in January 2009, results in a 91% ownership interest in the entities (the "MDLLC Purchase"). The aggregate purchase price for the MDLLC Purchase was $82.7 million and was determined based upon a multiple of historical earnings before interest, taxes, depreciation and amortization, and excess working capital. The purchase price was comprised of $47.5 million in cash, $16.05 million in notes, $16.25 million of equity in the form of 25 shares of our common stock, and issuance of real estate located in Costa Rica totaling $0.6 million. In addition to the purchase price paid at closing, Alejandro Dosoretz also had the right to receive an earnout payment from RTSII which was paid in August 2013, one-half in the form of $3.8 million principal amount of Subordinated Notes and one-half in the form of equity of 21CI. We recorded a contingent earnout accrual of approximately $2.3 million in our purchase price accounting for the MDLLC Purchase. In connection with the MDLLC Purchase, 21CI entered into the Contribution Agreement with Alejandro Dosoretz pursuant to which he exchanged the 25 shares of our common stock he received in the MDLLC Purchase for approximately 13,660 non-voting preferred equity units of 21CI and approximately 258,955 Class A voting equity units of 21CI, having an aggregate value of $16.25 million. Pursuant to one of the Membership Interest Purchase Agreements, Alejandro Dosoretz has the right to invest 10% (or more than 10% if approved by RTSII) of the cost of certain specific new radiation oncology centers of MDLLC and Clinica de Radioterapia La Asuncion S.A. in exchange for a 10% ownership interest in such new centers and an additional interest, which when combined with the 10% ownership interest, would entitle him to a return of his invested capital and 20% of the residual value of such new centers. RTSII has an option to buy such interests in the new centers on the third anniversary of the closing, and Alejandro Dosoretz has a right to sell such interests in the new centers on the fifth anniversary of the closing.

        In 2010, we provided medical equipment and parts inventory to MDLLC in the amount of approximately $769,000. As of December 31, 2010, amounts due from the sale of the equipment, including accrued interest were approximately $781,000. In connection with the acquisition of MDLLC, we have advanced up to $500,000 for the purchase and implementation of a new accounting software system.

Other Related Party Transactions

        We are a participating provider in an oncology network, of which Dr. Dosoretz has an ownership interest. We provide oncology services to members of the network. Payments received by us for services rendered in 2011, 2012 and 2013 were approximately $884,000, $1,273,000 and $1,445,000, respectively.

        We are party to a contract with Batan Insurance Company SPC, LTD, an entity which is owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin to provide us with malpractice insurance coverage. We paid premium payments to Batan Insurance Company SPC, LTD of approximately $5.7 million, $3.9 million and $4.1 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Item 14.    Principal Accounting Fees and Services

        The following table presents fees for professional audit and other services rendered by our independent registered public accounting firm, Deloitte & Touche LLP for the years ended December 31, 2013 and 2012.

Type of Fees	2013	2012
Audit fees	$2,380,000	$1,000,000
Audit-related fees	1,194,000	173,000
Tax fees	300,000	171,000
All other	—	25,500

Total	$3,874,000	$1,369,500

        Fees for audit services included fees associated with the annual audit, reviews of the Company's quarterly reports, services in connection with debt and equity offerings, and SEC regulatory filings. Audit-related fees principally included acquisition related work, agreed-upon procedures and internal control analysis. Tax fees included tax compliance, tax advice, and tax planning. All other fees include fees not included in the other categories.

        The audit committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has concluded that the non-audit services provided by Deloitte & Touche LLP are compatible with maintaining Deloitte & Touche LLP's independence.

Pre-Approval Policies and Procedures

        The audit committee approves in advance all audit and non-audit services to be performed by the Company's independent registered public accounting firms. The audit committee considers whether the provision of any proposed non-audit services is consistent with the SEC's rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by Deloitte & Touche LLP for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted to the audit committee for its consideration.

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY ONCOLOGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of
21st Century Oncology Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of 21st Century Oncology Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 21st Century Oncology Holdings, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

April 30, 2014

21ST CENTURY ONCOLOGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of
21st Century Oncology Holdings, Inc.

        We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in equity and cash flows of 21st Century Oncology Holdings, Inc. (formerly Radiation Therapy Services Holdings, Inc.) for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the combined special-purpose financial statements of the Operating Entities of Medical Developers, LLC, majority-owned subsidiaries, which statements reflect total revenues of $60 million for the ten month period ended December 31, 2011. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the operating entities of Medical Developers LLC, is based solely on the report of the other auditors.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

        In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of 21st Century Oncology Holdings, Inc. and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP Certified Public Accountants

Tampa, Florida

March 22, 2012, except for the change in the name of the Company as described in Note 1, the effects of net loss per common share for the year ended December 31, 2011, the adoption of the Executive Bonus Plan and entry into the Fourth Amended and Restated Limited Liability Company Agreement and equity incentive grants made thereunder as described in Note 3, as to which the date is December 9, 2013, and the second paragraph of Legal Proceedings included in Note 16, as to which the date is February 18, 2014.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents ($4,414 and $3,320 related to VIEs)	$17,462	$15,410
Restricted cash	3,768	—
Accounts receivable, net ($14,527 and $10,155 related to VIEs)	117,044	86,869
Prepaid expenses ($628 and $473 related to VIEs)	7,577	6,043
Inventories ($609 and $411 related to VIEs)	4,393	3,897
Deferred income taxes ($6 and $0 related to VIEs)	375	540
Other ($47 and $6 related to VIEs)	12,534	7,429

Total current assets	163,153	120,188
Equity investments in joint ventures	2,555	575
Property and equipment, net ($17,786 and $20,271 related to VIEs)	240,371	221,050
Real estate subject to finance obligation	19,239	16,204
Goodwill ($23,970 and $18,929 related to VIEs)	578,013	485,859
Intangible assets, net ($3,319 and $1,296 related to VIEs)	85,025	35,044
Other assets ($6,035 and $8,050 related to VIEs)	39,835	43,381

Total assets	$1,128,191	$922,301

Liabilities and Equity
Current liabilities:
Accounts payable ($1,469 and $2,381 related to VIEs)	$57,613	$27,538
Accrued expenses ($4,692 and $3,622 related to VIEs)	64,021	46,401
Income taxes payable ($90 and $95 related to VIEs)	2,372	2,951
Current portion of long-term debt ($13 and $0 related to VIEs)	17,536	11,065
Current portion of finance obligation	317	287
Other current liabilities	12,237	7,684

Total current liabilities	154,096	95,926
Long-term debt, less current portion ($25 and $0 related to VIEs)	974,130	751,303
Finance obligation, less current portion	20,333	16,905
Other long-term liabilities ($1,918 and $2,233 related to VIEs)	38,453	22,130
Deferred income taxes	4,498	6,202

Total liabilities	1,191,510	892,466
Noncontrolling interests—redeemable	15,899	11,368
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,028 shares authorized, 1,028 and 1,025 issued, and outstanding at December 31, 2013 and 2012	—	—
Additional paid-in capital	650,879	651,907
Retained deficit	(718,237)	(638,023)
Accumulated other comprehensive loss, net of tax	(26,393)	(11,464)

Total 21st Century Oncology Holdings, Inc. shareholder's (deficit) equity	(93,751)	2,420
Noncontrolling interests—nonredeemable	14,533	16,047

Total (deficit) equity	(79,218)	18,467

Total liabilities and equity	$1,128,191	$922,301

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share data):	2013	2012	2011
Revenues:
Net patient service revenue	$715,999	$686,216	$638,690
Management fees	11,139	—	—
Other revenue	9,378	7,735	6,027

Total revenues	736,516	693,951	644,717
Expenses:
Salaries and benefits	409,352	372,656	326,782
Medical supplies	64,640	61,589	51,838
Facility rent expenses	45,565	39,802	33,375
Other operating expenses	45,629	38,988	33,992
General and administrative expenses	106,887	82,236	81,688
Depreciation and amortization	65,195	64,893	54,084
Provision for doubtful accounts	12,146	16,916	16,117
Interest expense, net	86,747	77,494	60,656
Electronic health records incentive income	(1,698)	(2,256)	—
Gain on the sale of an interest in a joint venture	(1,460)	—	—
Loss on sale leaseback transaction	313	—	—
Early extinguishment of debt	—	4,473	—
Fair value adjustment of earn-out liability and noncontrolling interests-redeemable	130	1,219	—
Impairment loss	—	81,021	360,639
Loss on investments	—	—	250
Gain on fair value adjustment of previously held equity investment	—	—	(234)
Loss on foreign currency transactions	1,283	339	106
Loss on foreign currency derivative contracts	467	1,165	672

Total expenses	835,196	840,535	1,019,965

Loss before income taxes	(98,680)	(146,584)	(375,248)
Income tax (benefit) expense	(20,432)	4,545	(25,365)

Net loss	(78,248)	(151,129)	(349,883)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(1,966)	(3,079)	(3,558)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(80,214)	(154,208)	(353,441)
Other comprehensive loss:
Unrealized (loss) gain on derivative interest rate swap agreements, net of tax	—	(333)	2,428
Unrealized loss on foreign currency translation	(16,242)	(7,882)	(4,909)

Other comprehensive loss	(16,242)	(8,215)	(2,481)

Comprehensive loss	(94,490)	(159,344)	(352,364)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	(653)	(2,396)	(2,914)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(95,143)	$(161,740)	$(355,278)

Net loss per common share:
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder—basic	$(78,181.29)	$(150,446.83)	$(346,171.40)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder—diluted	$(78,181.29)	$(150,446.83)	$(346,171.40)

Weighted average shares outstanding:
Basic	1,026	1,025	1,021

Diluted	1,026	1,025	1,021

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands):	2013	2012	2011
Cash flows from operating activities
Net loss	$(78,248)	$(151,129)	$(349,883)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	55,430	53,052	45,972
Amortization	9,765	11,841	8,112
Deferred rent expense	973	1,234	1,271
Deferred income taxes	(27,908)	(2,023)	(28,378)
Stock-based compensation	597	3,257	1,461
Provision for doubtful accounts	12,146	16,916	16,117
Loss on sale leaseback transaction	313	—	—
Loss on the sale / disposal of property and equipment	336	748	235
Gain on the sale of an interest in a joint venture	(1,460)	—	—
Amortization of termination of interest rate swap	—	958	—
Write-off of loan costs	—	525	—
Early extinguishment of debt	—	4,473	—
Termination of derivative interest rate swap agreements	—	(972)	(1,880)
Loss on fair value adjustment of noncontrolling interests-redeemable	—	175	—
Impairment loss	—	81,021	360,639
Loss on investments	—	—	250
Gain on fair value adjustment of previously held equity investment	—	—	(234)
Loss on foreign currency transactions	143	33	98
Loss on foreign currency derivative contracts	467	1,165	672
Amortization of debt discount	1,191	798	847
Amortization of loan costs	5,595	5,434	4,524
Equity interest in net loss of joint ventures	454	817	1,036
Distribution received from unconsolidated joint ventures	21	9	52
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(42,570)	(21,578)	(20,780)
Income taxes payable	20	(2,121)	(4,393)
Inventories	(102)	639	(1,622)
Prepaid expenses	3,544	3,262	2,839
Accounts payable and other current liabilities	29,373	(1)	2,808
Accrued deferred compensation	1,344	1,339	—
Accrued expenses / other current liabilities	16,999	6,258	5,001

Net cash (used in) provided by operating activities	(11,577)	16,130	44,764
Cash flows from investing activities
Purchases of property and equipment	(40,744)	(30,676)	(36,612)
Acquisition of medical practices	(68,659)	(25,862)	(59,886)
Purchase of noncontrolling interest—non-redeemable	(1,509)	—	—
Restricted cash associated with medical practice acquisitions	(3,768)	—	—
Purchase of joint venture interests	—	(1,364)	—
Proceeds from the sale of property and equipment	78	2,987	6
(Loans to) repayments from employees	(212)	(68)	338
Contribution of capital to joint venture entities	(992)	(714)	(799)
Distribution received from joint venture	—	—	581
Proceeds from the sale of equity interest in a joint venture	1,460	—	312
Payment of foreign currency derivative contracts	(171)	(670)	(1,486)
Proceeds from sale of investments	—	—	1,035
Premiums on life insurance policies	(1,234)	(1,313)	(79)
Change in other assets and other liabilities	(2,212)	370	(192)

Net cash used in investing activities	(117,963)	(57,310)	(96,782)

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands):	2013	2012	2011
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $2,250, $1,656 and $625 respectively)	306,063	448,163	111,205
Principal repayments of debt	(171,432)	(383,344)	(57,777)
Repayments of finance obligation	(182)	(109)	(95)
Proceeds from equity contribution	—	—	3
Payments of notes receivable from shareholder	—	72	50
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	765	—	4,120
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(2,211)	(3,920)	(4,428)
Deconsolidation of noncontrolling interest	—	—	(33)
Payments of loan costs	(1,359)	(14,437)	(4,809)

Net cash provided by financing activities	131,644	46,425	48,236

Effect of exchange rate changes on cash and cash equivalents	(52)	(12)	(18)
Net increase (decrease) in cash and cash equivalents	2,052	5,233	(3,800)
Cash and cash equivalents, beginning of period	15,410	10,177	13,977

Cash and cash equivalents, end of period	$17,462	$15,410	$10,177

Supplemental disclosure of cash flow information
Interest paid	$78,750	$63,632	$56,748

Income taxes paid	$9,364	$9,120	$5,802

Supplemental disclosure of non-cash transactions
Finance obligation related to real estate projects	$7,580	$3,035	$11,623

Derecognition of finance obligation related to real estate projects	$3,940	$—	$(5,829)

Noncash deconsolidation of noncontrolling interest	$9	$—	$49

Capital lease obligations related to the purchase of equipment	$3,054	$7,281	$4,701

Issuance of Parent equity units related to the acquisition of medical practices	$—	$—	$16,250

Issuance of senior subordinated notes related to the acquisition of medical practices	$—	$—	$16,047

Earn-out accrual related to the acquisition of medical practices	$7,950	$400	$2,340

Additional consideration related to the acquisition of medical practices	$—	$—	$561

Other non-current liabilities related to non-controlling interest related to the acquisition of medical practices	$—	$—	$1,364

Issuance of notes payable related to the acquisition of medical practices	$—	$—	$4,005

Noncash dividend declared to noncontrolling interest	$77	$167	$221

Issuance of redeemable noncontrolling interest	$—	$—	$71

Property and equipment related to the North Broward Hospital District license agreement	$—	$4,260	$—

Capital lease obligations related to the acquisition of medical practices	$10,903	$5,746	$—

Noncash redemption of Parent equity units	$—	$53	$—

Seller financing promissory note related to the acquisition of medical practices	$2,097	$—	$—

Noncash contribution of capital by noncontrolling interest holders	$4,235	$—	$—

Termination of prepaid services by noncontrolling interest holder	$2,551	$—	$—

Issuance of notes payable relating to the earn-out liability in the acquisition of Medical Developers	$2,679	$—	$—

Issuance of equity LLC units relating to the earn-out liability in the acquisition of Medical Developers	$705	$—	$—

Issuance of senior secured notes related to the acquisition of medical practices	$75,000	$—	$—

Reserve claim liability related to the acquisition of medical practices	$3,682	$—	$—

Noncash dividend declared from unconsolidated joint venture	$150	$—	$—

Step up basis in joint venture interest	$83	$—	$—

Incurred offering costs	1,323	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Note Receivable from Shareholder	Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Deficit			Noncontrolling interests- Nonredeemable
(in thousands except share amounts):	Shares	Amount						Total Equity
Balance, January 1, 2011	1,000	$—	$630,989	$(130,374)	$(175)	$(3,391)	$11,159	$508,208
Net (loss) income	—	—	—	(353,441)	—	—	2,767	(350,674)
Unrealized gain on interest rate swap agreement, net of tax	—	—	—	—	—	2,428	—	2,428
Foreign currency translation loss	—	—	—	—	—	(4,265)	(617)	(4,882)
Cash contribution of equity	—	—	3	—	—	—	—	3
Deconsolidation of a noncontrolling interest	—	—	—	—	—	—	49	49
Equity issuance related to MDLLC acquisition	25	—	16,250	—	—	—	—	16,250
Fair value of noncontrolling interest acquired in connection with MDLLC acquisition	—	—	—	—	—	—	7,750	7,750
Reversal of other comprehensive income of previously held equity investment	—	—	—	—	—	338	—	338
Stock-based compensation	—	—	1,461	—	—	—	—	1,461
Payment of note receivable from shareholder	—	—	—	—	50	—	—	50
Distributions	—	—	—	—	—	—	(3,687)	(3,687)

Balance, December 31, 2011	1,025	$—	$648,703	$(483,815)	$(125)	$(4,890)	$17,421	$177,294

Net (loss) income	—	—	—	(154,208)	—	—	2,470	(151,738)
Unrealized gain on interest rate swap agreement, net of tax	—	—	—	—	—	(333)	—	(333)
Foreign currency translation loss	—	—	—	—	—	(7,199)	(498)	(7,697)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	—	—	—	—	—	958	—	958
Consolidation of a noncontrolling interest	—	—	—	—	—	—	146	146
Redemption of Parent equity units	—	—	(53)	—	53	—	—	—
Stock-based compensation	—	—	3,257	—	—	—	—	3,257
Payment of note receivable from shareholder	—	—	—	—	72	—	—	72
Distributions	—	—	—	—	—	—	(3,492)	(3,492)

Balance, December 31, 2012	1,025	$—	$651,907	$(638,023)	$—	$(11,464)	$16,047	$18,467

Net (loss) income	—	—	—	(80,214)	—	—	2,092	(78,122)
Foreign currency translation loss	—	—	—	—	—	(14,929)	(1,284)	(16,213)
Issuance of equity LLC units relating to earn-out liability	3	—	705	—	—	—	—	705
Deconsolidation of a noncontrolling interest	—	—	(9)	—	—	—	9	—
Purchase of noncontrolling interest—non-redeemable	—	—	(2,404)	—	—	—	895	(1,509)
Termination of prepaid services by noncontrolling interest holder	—	—	—	—	—	—	(2,551)	(2,551)
Purchase price fair value of noncontrolling interest—nonredeemable	—	—	—	—	—	—	1,299	1,299
Step up in basis of joint venture interests	—	—	83	—	—	—	—	83
Stock-based compensation	—	—	597	—	—	—	—	597
Distributions	—	—	—	—	—	—	(1,974)	(1,974)

Balance, December 31, 2013	1,028	$—	$650,879	$(718,237)	$—	$(26,393)	$14,533	$(79,218)

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(1) Organization and Basis of Presentation

Organization

        On December 9, 2013, Radiation Therapy Services, Inc., a wholly owned subsidiary of Parent, changed its name to 21st Century Oncology, Inc.

        21st Century Oncology Holdings, Inc. (formerly known as Radiation Therapy Services Holdings, Inc.) ("Parent"), through its wholly-owned subsidiaries (the "Subsidiaries" and, collectively with the Subsidiaries, the "Company") is a leading global, physician-led provider of integrated cancer care ("ICC") services. The Company's physicians provide comprehensive, academic quality, cost-effective coordinated care for cancer patients in personal and convenient community settings (its "ICC model"). The Company provides academic center level care to cancer patients in a community setting and employs or affiliates with leading physicians and provides them with the advanced medical technology necessary to achieve optimal clinical outcomes across a full spectrum of oncologic disease in each local market. The Company's provision of care includes a full spectrum of cancer care services by employing and affiliating with physicians in the related specialties of medical oncology, breast, gynecological and general surgery, urology and primary care. This innovative approach to cancer care through its ICC model enables the Company to collaborate across its physician base, integrate services and payments for related medical needs and disseminate best practices.

        The Company operates the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of December 31, 2013, was comprised of approximately 671 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. The Company's physicians provide medical services at approximately 304 locations, including our 163 radiation therapy centers, of which 41 operate in partnership with health systems. The Company's cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 16 states. The Company's 33 international treatment centers in six Latin American markets are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals.

        The Company operates in 16 states, including Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina and West Virginia, as well as countries in Latin America, Central America and the Caribbean. The international centers are located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala, and El Salvador.

        The Company is also engaged in providing capital equipment and business management services to oncology physician groups ("Groups") that treat patients at cancer centers ("Centers"). The Company owns the Centers' assets and provides services to the Groups through exclusive, long-term management services agreements. The Company provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that the Company provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting, and treasury. Under the terms of the management service agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group. The management fee is primarily based on a predetermined percentage of each Group's

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(1) Organization and Basis of Presentation (Continued)

earnings before interest, income taxes, depreciation, and amortization ("EBITDA") associated with the provision of radiation therapy. The Company manages the radiation oncology business operations of one Group in Florida, six Groups in California, and one Group in Indiana. The Company's management fees range from 40% to 60% of EBITDA, with one Group in California whose fee ranges from 20% to 30% of collections.

(2) Liquidity

        The Company is highly leveraged. As of December 31, 2013, the Company had approximately $1.0 billion of long-term debt and other long-term liabilities outstanding. Over the next year, the interest and principal payments due under our various debt agreements are approximately $95.3 million and $17.5 million, respectively. As of December 31, 2013, the Company has $45.7 million, available on its revolving credit facility.

        The Company's high level of debt could have adverse effects on its business and financial condition. Specifically, the Company's high level of debt could have important consequences, including the following:

  •
  making it more difficult for the Company to satisfy obligations with respect to its debt;

  •
  limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

  •
  requiring a substantial portion of the Company's cash flows to be dedicated to debt service payments instead of other purposes;

  •
  increasing the Company's vulnerability to general adverse economic and industry conditions;

  •
  limiting the Company's flexibility in planning for and reacting to changes in the industry in which the Company competes;

  •
  placing the Company at a disadvantage compared to other, less leveraged competitors; and

  •
  increasing the Company's cost of borrowing.

  •
  The Company's ability to make scheduled payments on and to refinance its indebtedness depends on and is subject to its financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond the Company's control, including the availability of financing in the international banking and capital markets.

        The Company has several initiatives designed to increase revenue and profitability through strategic acquisitions, improvements in commercial payer contracting, development and expansion of our integrated cancer care model, and realignment of physician compensation arrangements.

        Although the Company is significantly leveraged, it expects that the current cash balances, liquidity from its revolver, and cash generated from operations will be sufficient to meet working capital, capital expenditure, debt service, and other cash needs for the next year; however, there can be no assurances that the Company will be able to generate sufficient cash flows to fund its operations and service its debt for the next year.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company's direct or indirect ownership of a majority interest and/or exclusive rights granted to the Company as the general partner of such entities. The Company has determined that none of its existing management services agreements with its Groups meet the requirements for consolidation of the Groups under U.S. generally accepted accounting principles. Specifically, the Company does not have an equity ownership interest in any of the Groups. Furthermore, the Company's service agreements specifically do not give the Company "control" of the Groups as the Company does not have exclusive authority over decision making and the Company does not have a financial interest in the Groups. All intercompany accounts and transactions have been eliminated.

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

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

        As of December 31, 2013 and 2012, the combined total assets included in the Company's balance sheet relating to the VIEs were approximately $71.3 and $62.9 million, respectively.

        As of December 31, 2013 and 2012, the Company was the primary beneficiary of, and therefore consolidated, 23 and 24 VIEs, which operate 46 and 41 centers, respectively. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE's assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company's debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company's treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the years ended December 31, 2013, 2012 and 2011 approximately 18.4%, 19.4% and 18.0% of the Company's net patient service revenue, respectively, was generated by professional corporations with which it has administrative services agreements.

        As of December 31, 2013 and 2012, the Company also held equity interests in six and five VIEs, respectively, for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services. The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company's investments in the unconsolidated VIEs are approximately $2.6 million and $0.6 million at December 31, 2013 and December 31, 2012, respectively, with ownership interests ranging between 28.5% and 50.1% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company's noncontrolling interests in the unconsolidated partnerships. The Company's maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

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

        On an annual basis the Company performs a hindsight analysis in reviewing estimates to its contractual adjustments and bad debt allowance. The Company's review of the estimates are based on a full year look-back of actual adjustments taken in the calculation of the contractual allowance and bad debt allowance. Adjustments to revenue related to changes in prior period estimates increased net patient service revenue for the years ended December 31, 2013, 2012 and 2011 approximately 0.5%, 0.5% and 0.3%, respectively of the net patient service revenue for each of the respective periods.

        For the years ended December 31, 2013, 2012, and 2011, approximately 45%, 45%, and 48%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company is potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is a possibility that such estimates will change by a significant amount in the near term.

        Net patient service revenue is presented net of provisions for contractual adjustments. In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts written off as charity and indigent care are not recognized in net patient service revenue. The Company's policy is to write off a patient's account balance upon determining that the patient qualifies under certain charity care and/or indigent care policies. The Company's policy includes the completion of an application for eligibility for charity care. The determination for charity care eligibility is based on income relative to federal poverty guidelines, family size, and assets available to the patient. A sliding scale discount is then applied to the balance due with discounts up to 100%. The Company estimates the costs of charity care services it provides by developing a ratio of foregone charity care revenues compared to total revenues and applying that ratio to the costs of providing services. Costs of providing services includes select direct and indirect costs such as salaries and benefits, medical supplies, facility rent expenses, other operating expenses, general and administrative expenses, depreciation and amortization, provision for doubtful accounts, and interest expense. The Company's estimated cost to provide charity care services is approximately $27.7 million, $16.5 million, and $13.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. Funds received to offset or subsidize charity services provided were approximately $1.9 million, $0.4 million, and $0.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Management Fees

        The Company's physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay. Revenue consists primarily of

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

net patient service revenue that is recorded based upon established billing rates less allowances for contractual adjustments. Third-party payors include private health insurance, as well as related payments for co-insurance and co-payments. Estimates of contractual allowances for patients with healthcare coverage are based upon the payment terms specified in the related contractual agreements. Revenue related to uninsured patients and co-payment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). The Company also records a provision for bad debts based primarily on historical collection experience related to these uninsured accounts to record the net self-pay accounts receivable at the estimated amounts we expect to collect. The affiliated physician groups assign their accounts receivable to the Company. Accounts receivable and the related cash flows upon collection of these accounts receivable are reported net of estimated allowances for doubtful accounts and contractual adjustments.

        Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective Groups are billed by the Company, as the exclusive billing agent of the Groups, to patients, third-party payors, and others. The Company's management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. As such, revenues generated by the Groups significantly impact the amount of management fees recognized by the Company. If differences between the Groups' revenues and the expected reimbursement are identified based on actual final settlements, there would be an impact to the Company's management fees. Amounts distributed to the Groups for their services under the terms of the management services agreements totaled $3.8 million, for the year ended December 31, 2013. As of December 31, 2013 amounts payable to the Groups for their services of $2.6 million was included in accrued expenses.

Cost of Revenues

        The cost of revenues for the years ended December 31, 2013, 2012, and 2011, are approximately $530.6 million, $481.6 million, and $419.8 million, respectively. The cost of revenues includes costs related to expenses incurred for the delivery of patient care. These costs include salaries and benefits of physicians, physicists, dosimetrists, radiation technicians, etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

Accounts Receivable and Allowances for Doubtful Accounts

        Accounts receivable in the accompanying consolidated balance sheets are reported net of estimated allowances for doubtful accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payers and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Approximately $24.2 million and $18.4 million of accounts receivable were due from the Medicare and Medicaid programs at December 31, 2013 and 2012, respectively. The credit risk for any other concentrations of receivables is limited due to the large number of insurance companies and other payers that provide payments for services. Management does not believe that there are other significant concentrations of accounts receivable from any particular payer that would subject the Company to any significant credit risk in the collection of its accounts receivable.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

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

        Adjustments to bad debt expense related to changes in prior period estimates increased bad debt expense by $1.6 million, for the year ended December 31, 2013, decreased bad debt expense by approximately $0.1 million, for the year ended December 31, 2012, and increased bad debt expense by approximately $1.1 million, for the year ended December 31, 2011.

        A summary of the activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31,
(in thousands):	2013	2012	2011
Balance, beginning of period	$23,878	$25,042	$20,936
Acquisitions	2,591	87	1,855
Additions charged to provision for doubtful accounts	12,146	16,916	16,117
Deconsolidation of a noncontrolling interest	—	—	36
Accounts receivable written off, net of recoveries	(8,659)	(18,116)	(13,643)
Foreign currency translation	(78)	(51)	(259)

Balance, end of period	$29,878	$23,878	$25,042

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

        Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized, but are reviewed annually for impairment, or more frequently if impairment indicators arise. No goodwill impairment loss was recognized for the year ended December 31, 2013. Goodwill impairment was recognized for the years ended December 31, 2012 and 2011 of approximately $80.6 million, and $298.3 million, respectively.

        Intangible assets consist of management fee agreements, trade names (indefinite life and amortizable), noncompete agreements, hospital contracts and licenses. Management fee agreements are amortized over the term of each respective agreement, including renewal options which range from 4.1 to 15.2 years using the straight-line method. Indefinite life trade names are tested at least annually for impairment. Noncompete agreements, hospital contracts and licenses are amortized over the life of the agreement (which typically ranges from 1.6 to 18.5 years) using the straight-line method. No intangible asset impairment loss was recognized for the years ended December 31, 2013 and 2012. Intangible asset impairment loss was recognized for the year ended December 31, 2011 of approximately $58.2 million relating to the Company's trade name and the Company's rebranding initiatives.

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

        On May 27, 2008, the Company entered into an interest rate swap agreement for its $407.0 million of floating rate senior debt governed by the Credit Agreement dated February 21, 2008 (senior secured credit facility). The Company designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to interest rate risk). The initial notional amount of the swap agreement was

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

$290.6 million with amounts scaling down during various quarters throughout the term of the interest rate swap agreement to $116.0 million. The effect of this agreement is to fix the interest rate exposure to 3.67% plus a margin on $116.0 million of the Company's senior secured credit facility. The interest rate swap agreement was scheduled to expire on March 30, 2012. In December 2011, the Company terminated the interest rate swap agreement and paid approximately $1.9 million representing the fair value of the interest rate hedge at time of termination. No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement. The amount of accumulated other comprehensive loss related to the terminated interest rate swap agreement of approximately $84,000, net of tax was amortized through interest expense through the original term of the interest rate swap agreement on March 30, 2012. At December 31, 2013 and 2012 no amount of the floating rate senior debt was subject to an interest rate swap.

        In July 2011, the Company entered into two interest rate swap agreements whereby the Company fixed the interest rate on the notional amounts totaling approximately $116.0 million of the Company's senior secured term credit facility, effective as of March 30, 2012. The rate and maturity of the interest rate swap agreements were 0.923% plus a margin, which was 475 basis points, and was scheduled to expire on December 31, 2013. In May 2012, the Company terminated the interest rate swap agreements and paid approximately $1.0 million representing the fair value of the interest rate hedges at time of termination. No ineffectiveness was recorded as a result of the termination of the interest rate swap agreement. The amount of accumulated other comprehensive loss related to the terminated interest rate swap agreements of approximately $1.0 million, net of tax, is reflected as interest expense in the consolidated statements of operations and comprehensive loss.

        The swaps are derivatives and are accounted for under ASC 815, "Derivatives and Hedging" ("ASC 815"). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate swap agreements terminated at December 31, 2012 and 2011, was approximately $-0- million and $0.7 million, respectively, which is included in other long term liabilities in the accompanying consolidated balance sheets. The estimated fair value of our interest rate swap was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk. No ineffectiveness was recorded for the year ended December 31, 2013 and 2012.

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

Foreign currency derivative contracts

        Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact the Company's results from operations. The Company is exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at the Company's Latin American operations and purchases of goods and services in foreign currencies. The Company enters into foreign exchange option contracts to convert a significant portion of the Company's forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a potential weakening Argentine Peso against the U.S. dollar. On April 26, 2013 the Company entered into a foreign exchange option contract maturing on March 31, 2014 to replace the contract maturing on December 31, 2013. Because the Company's Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $0.2 million in aggregate at inception of the contracts. Under the Company's foreign currency management program, the Company expects to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. The Company does not use derivative financial instruments for speculative purposes.

        These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. The Company's current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on forward currency derivative contracts on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2013, 2012 and 2011 the Company incurred a loss of approximately $0.5 million, $1.2 million and $0.7 million, respectively, relating to foreign currency derivative program. The fair value of the foreign currency derivative is recorded in other current assets in the accompanying consolidated balance sheet. At December 31, 2013 and 2012, the fair value of the foreign currency derivative was approximately $22,000 and $0.3 million, respectively.

        The following represents the current foreign currency derivative agreements as of December 31, 2013 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value
Foreign currency derivative Argentine Peso to U.S. dollar	$1,250	March 31, 2014	$171	$22

        As of April 2014, a depreciation of approximately 23% percent of the Argentine peso against the US dollar has occurred in Argentina. The Company is currently evaluating the impact that the devaluation will have in the profit and loss accounts for fiscal year 2014. A depreciation of this currency against the US dollar will decrease the US dollar equivalent of the amounts derived from these operations reported in the consolidated financial statements. In addition, currency fluctuations may affect the comparability of the results of operations between financial periods.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

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

        The amount accrued for professional and general liability claims as of the consolidated balance sheet dates reflects the current estimates of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. As of December 31, 2013 and 2012 the amount accrued for incurred but not reported professional liability claims was $4.6 million and $2.1 million, respectively. In accordance with ASU 2010-24, amounts accrued for reported claims as of December 31, 2013 total approximately $6.5 million. Of the approximate $6.5 million, approximately $3.2 million is recorded as other current liabilities and approximately $3.3 million is reported as other long-term liabilities. In addition the Company has recorded estimated insurance recoveries totaling approximately $8.6 million as of December 31, 2013. Of the approximate $8.6 million of estimated insurance recoveries, approximately $5.3 million is recorded as other current assets and approximately $3.3 million is reported as other long-term assets. Amounts accrued for reported claims as of December 31, 2012 total approximately $5.6 million. Of the approximate $5.6 million, approximately $2.8 million is recorded as other current liabilities and approximately $2.8 million is reported as other long-term liabilities. In addition the Company has recorded estimated insurance recoveries totaling approximately $5.6 million as of December 31, 2012. Of the approximate $5.6 million of estimated insurance recoveries, approximately $2.8 million is recorded as other current assets and approximately $2.8 million is reported as other long-term assets.

Noncontrolling Interest in Consolidated Entities

        The Company currently maintains equity interests in 7 treatment center facilities with ownership interests ranging from 50.0% to 90%. Since the Company controls 50% or more of the voting interest

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

in these facilities, the Company consolidates these treatment centers. The noncontrolling interests represent the equity interests of outside investors in the equity and results of operations of these consolidated entities.

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

Restricted Cash

        Restricted cash includes approximately $3.5 million relating to a claim reserve account for the purpose of addressing any claims post OnCure bankruptcy. Any balance of the claim reserve account will be released to the OnCure note-holders, once remaining claims have been settled.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories consist of parts and supplies used for repairs and maintenance of equipment owned or leased by the Company and medical drugs used for patient care services as follows:

(in thousands):	December 31, 2013	December 31, 2012
Parts and supplies	$1,719	$1,551
Medical drugs	2,674	2,346

	$4,393	$3,897

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

        The weighted-average useful life of medical and medical testing equipment is 8.6 and 9.3 years in 2013 and 2012, respectively.

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

Net Loss Per Common Share

        The Company calculates earnings per common share using the if-converted method. Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the applicable period. The effects of

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

equity option LLC units on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS. Diluted earnings per common share have been computed by dividing net loss attributable to 21st Century Oncology Holdings, Inc. shareholder by the weighted average common shares outstanding during the respective periods.

        The following potentially dilutive securities were excluded from the calculation of diluted earnings per common share during the periods presented as the effect was anti-dilutive:

	Year ended December 31,
	2013	2012	2011
Class M units	100,000	—	—
Class N units	10	—	—
Class O units	100,000	—	—
Class EMEP units	—	90,743	—
Class MEP units	73,624	349,356	—
Class B units	—	—	149,194
Class C units	—	—	824,898

Total	273,634	440,099	974,092

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

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

Advertising Costs

        Advertising costs are charged to general and administrative expenses as incurred and amounted to approximately $3.9 million, $3.4 million and $3.6 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

Comprehensive Loss

        Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company's other comprehensive income (loss) is composed of unrealized

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company's foreign currency translation of its operations in South America, Central America and the Caribbean. The impact of the unrealized net loss decreased total equity on a consolidated basis by approximately $16.2 million, $8.2 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Accumulated Other Comprehensive Loss.    The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	21st Century Oncology Holdings, Inc. Shareholder				Noncontrolling Interests
		Derivative Losses on Interest Rate Swap Agreements
(in thousands):	Foreign Currency Translation Adjustments		Other	Total	Foreign Currency Translation Adjustments	Other Comprehensive Income (Loss)
Year ended December 31, 2010	$—	$(3,053)	$(338)	$(3,391)	$—	$
Other Comprehensive (loss) income	(4,265)	2,377	—	(1,888)	(644)		(2,532)
Income tax benefit	—	51	—	51	—		51
Reversal of previously held equity investment	—	—	338	338	—		—

Year ended December 31, 2011	$(4,265)	$(625)	$—	$(4,890)	$(644)		$(2,481)

Other Comprehensive (loss) income	(7,199)	(333)	—	(7,532)	(683)		(8,215)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	—	958	—	958	—		—

Balance, December 31, 2012	$(11,464)	$—	$—	$(11,464)	$(1,327)		$(8,215)

Other Comprehensive (loss) income	(14,929)	—	—	(14,929)	(1,313)		(16,242)

Balance, December 31, 2013	$(26,393)	$—	$—	$(26,393)	$(2,640)		$(16,242)

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

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

Stock-Based Compensation

        21st Century Oncology Investments, LLC ("21CI"), the shareholder of 21st Century Oncology Holdings, Inc. adopted equity-based incentive plans in February 2008 and June 2012, and issued units of limited liability company interests designated Class B Units, Class C Units, Class MEP and Class EMEP Units pursuant to such plans. The Class B Units and Class C Units were modified and replaced under the June 2012 equity plan with the issuance of the Class MEP Units and Class EMEP Units. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity at grant date. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Company also uses the probability-weighted expected return method ("PWERM") to determine the fair value of certain units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company's ability to achieve certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit. Generally, for Class MEP units awarded, 66.6% vest upon issuance, while the remaining 33.4% vest on the 18 month anniversary of the issuance date. There are no performance conditions for the MEP units to vest. For newly hired individuals after January 1, 2012, vesting occurs at 33.3% in years one and two, and 33.4% in year three of the individual's hire date. Vesting of the Class EMEP units is dependent upon achievement of an implied equity value target. The right to receive proceeds from vested units is dependent upon the occurrence of a qualified sale or liquidation event. The estimated fair value of the units, less an assumed forfeiture rate, are recognized in expense on a straight-line basis over the requisite service periods of the awards for the Class MEP Units and the accelerated attribution method approach is utilized for the Class EMEP Units.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

Executive Bonus Plan

        On December 9, 2013, the Company adopted the Executive Bonus Plan to provide certain senior level employees of the Company with an opportunity to receive additional compensation based on the Equity Value, as defined in the plan and described in general terms as noted below, of 21CI. Upon the occurrence of the first company sale or initial public offering to occur following the effective date of the plan, a bonus pool was established equal in value of 5% of the Equity Value of 21CI, subject to a maximum bonus pool of $12.7 million. Each participant in the plan will participate in the bonus pool based on the participant's award percentage.

        Payments of awards under the plan generally will be made as follows:

        If the applicable liquidity event is a company sale, payment of the awards under the plan will be made within 30 days following consummation of the company sale in the same form as the proceeds received by 21CI. If the applicable liquidity event is an initial public offering, one-third of the award will be paid within 45 days following the effective date of the initial public offering, and the remaining two-thirds of the award will be payable in two equal annual installments on each of the first and second anniversaries of the effective date of the initial public offering. Payment of the award may be made in cash or stock or a combination thereof.

        For purposes of the plan, the term "Equity Value" generally refers to: (i) if the applicable liquidity event is a company sale, the aggregate fair market value of the cash and non-cash proceeds received by 21CI and its equity holders in connection with the sale of equity interests in the Company; or (ii) if the applicable liquidity event is an initial public offering, the aggregate fair market value of 100% of the common stock of the Company on the effective date of its initial public offering.

Grants under 2013 Plan

        On December 9, 2013, 21CI entered into a Fourth Amended and Restated Limited Liability Company Agreement (the "Fourth Amended LLC Agreement") which replaced the Third Amended LLC Agreement in its entirety. The Fourth Amended LLC Agreement established new classes of incentive equity units (such new units, together with Class MEP Units, as modified under the Fourth Amended LLC Agreement, the "2013 Plan") in 21CI in the form of Class M Units, Class N Units and Class O Units for issuance to employees, officers, directors and other service providers, eliminated 21CI's Class L Units and Class EMEP Units, and modified the distribution entitlements for holders of each existing class of equity units of 21CI.

Fair Value of Financial Instruments

        The carrying values of the Company's financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(3) Summary of Significant Accounting Policies (Continued)

        The carrying values of the Company's long-term debt approximates fair value due either to the length to maturity or the existence of interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Segments

        The Company operates in one line of business, which is operating physician group practices. As of March 1, 2011, due to the acquisition of MDLLC and Clinica de Radioterapia La Asuncion S.A., the Company's operations are structured into two geographically organized groups: the Domestic U.S. includes 130 treatment centers and International includes 33 treatment centers. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities.

(4) Property and Equipment

        Property and equipment consist of the following:

(in thousands):	December 31, 2013	December 31, 2012
Land	$1,795	$1,795
Buildings and leasehold improvements	70,709	63,383
Office, computer, and telephone equipment	87,332	81,280
Medical and medical testing equipment	252,520	231,552
Automobiles and vans	1,474	1,465

	413,830	379,475
Less: accumulated depreciation	(179,430)	(164,342)
	234,400	215,133
Construction-in-progress	9,120	7,121
Foreign currency translation	(3,149)	(1,204)

	$240,371	$221,050

        During 2012 and 2011, the Company impaired certain leasehold improvements and other fixed assets of approximately $0.3 million and $0.8 million, respectively for planned closings of certain offices in California, Maryland and Michigan.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(5) Capital Lease Arrangements

        The Company leases certain equipment under agreements, which are classified as capital leases. These leases have bargain purchase options at the end of the original lease terms. Capital leased assets included in property and equipment are as follows:

(in thousands):	December 31, 2013	December 31, 2012
Medical and medical testing equipment	$55,345	$30,383
Leasehold improvements	85	—
Telephone equipment	72	—
Software	—	855
Less: accumulated depreciation	(9,846)	(5,545)

	$45,656	$25,693

        Amortization expense relating to capital leased equipment was approximately $4.7 million, $3.8 million, and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in depreciation expense in the consolidated statements of operations and comprehensive loss.

(6) Goodwill and Intangible Assets

2013

        The Company completed its annual impairment testing for goodwill and indefinite-lived intangible assets on October 1, 2013. The Company's October 1, 2013 goodwill impairment test was completed for each of its nine reporting units based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company's reporting units. In performing this test, the Company assessed the implied fair value of its goodwill. It was determined that the implied fair value of goodwill was greater than the carrying amount, and as a result the Company did not record a noncash impairment charge. In October 2013, in conjunction with the acquisition of OnCure, the Company changed its internal reporting structure and as a result, aggregated its eight US Domestic reporting units into two US Domestic reporting units. As of December 31, 2013, the Company has identified three reporting units: International and two reporting units that comprise the US Domestic operating segment.

2012

        On July 6, 2012, the Centers for Medicare and Medicaid Services ("CMS"), the government agency responsible for administering the Medicare program released its 2013 preliminary physician fee schedule. The preliminary physician fee schedule would have resulted in a 15% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provided a 60 day comment period and the final rule was released on November 1, 2012. The final rule by CMS provided for a 7% rate reduction on Medicare payments to freestanding radiation oncology providers effective January 1, 2013. The Company completed an interim impairment test for goodwill and indefinite-lived intangible assets based on the Company's estimate of the proposed CMS cuts at September 30, 2012. In

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(6) Goodwill and Intangible Assets (Continued)

performing this test, the Company assessed the implied fair value of its goodwill. It was determined that the implied fair value of goodwill was less than the carrying amount, and as a result the Company recorded an impairment charge for the quarter ended September 30, 2012. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that would be recognized in a hypothetical business combination. The estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company's reporting units, the Company's management determined that the carrying value of goodwill in certain U.S. Domestic markets, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida regions exceeded their fair value. Accordingly, the Company recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $69.8 million in the consolidated statements of operations and comprehensive loss during the quarter ended September 30, 2012. In addition, during the third quarter of 2012, an impairment loss of approximately $0.1 million, reported in impairment loss on the consolidated statements of operations and comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in Monroe, Michigan in the Northeast U.S. region.

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(6) Goodwill and Intangible Assets (Continued)

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

        During the third quarter of 2011, the Company completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of its review of growth expectations and the release of the final rule issued on the physician fee schedule for 2012 and 2013 by CMS on November 1, 2011, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers. In performing this test, the Company assessed the implied fair value of its goodwill and intangible assets. It was determined that the implied fair value of goodwill and/or indefinite-lived intangible assets was less than the carrying amount, and as a result the Company recorded an impairment charge. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company's reporting units, the Company's management determined that the carrying value of goodwill and trade name in certain U.S. Domestic markets, including North East United States (New York, Rhode Island, Massachusetts and southeast Michigan), California, South West United States (central Arizona and Las Vegas, Nevada), the Florida east coast, Northwest Florida and Southwest Florida regions exceeded their fair value. Accordingly, the Company recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $234.9 million in the consolidated statements of operations and comprehensive loss during the third quarter of 2011.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(6) Goodwill and Intangible Assets (Continued)

        Impairment charges relating to goodwill and trade name during the third quarter of 2011 are summarized as follows:

(in thousands):	North East U.S.	California	South West U.S.	Florida East Coast	Northwest Florida	Southwest Florida	Total
Goodwill	$13,412	$10,236	$45,127	$32,963	$40,026	$84,751	$226,515

Tradename	$258	$982	$4,049	$—	$969	$2,152	$8,410

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

        Impairment charges relating to goodwill and trade name during the fourth quarter of 2011 are summarized as follows:

(in thousands):	North East U.S.	Mid East U.S.	Central South East U.S.	California	South West U.S.	Florida East Coast	Northwest Florida	Southwest Florida	Total
Goodwill	$37,940	$—	$—	$14,664	$19,144	$—	$—	$—	$71,748

Tradename	$5,245	$8,810	$6,755	$2,560	$3,706	$4,440	$5,728	$12,590	$49,834

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

        In addition to the goodwill and trade name impairment losses noted above, an impairment loss of approximately $2.7 million, reported in impairment loss on the condensed consolidated statements of

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(6) Goodwill and Intangible Assets (Continued)

operations and comprehensive loss, was recognized during the third quarter of 2011 related to the Company's write-off of its 45% investment interest in a radio-surgery center in Rhode Island in the North East U.S. region due to continued operating losses since its inception in 2008. The estimated fair value measurements were developed using significant unobservable inputs (Level 3), including continued operating losses, declining operating cash flow and the limited use of the CyberKnife technology in treating cancer patients. In addition, during the fourth quarter of 2011, an impairment loss of approximately $0.8 million, reported in impairment loss on the consolidated statements of operations and comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in Baltimore, Maryland in the Central South East U.S. region and $0.7 million impairment on certain deposits on equipment.

        The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
(in thousands):	2013	2012	2011
Balance, beginning of period
Goodwill	$958,379	$948,476	$864,564
Accumulated impairment loss*	(472,520)	(391,929)	(93,666)

Net goodwill, beginning of period	485,859	556,547	770,898

Goodwill acquired during the period	99,734	15,072	86,977
Impairment	—	(80,591)	(298,263)
Adjustments to purchase price allocations	(13)	(1,364)	—
Foreign currency translation	(7,567)	(3,805)	(3,065)

Balance, end of period
Goodwill	1,050,533	958,379	948,476
Accumulated impairment loss*	(472,520)	(472,520)	(391,929)

Net goodwill, end of period	$578,013	$485,859	$556,547

*
Accumulated impairment losses incurred relate to the U.S. Domestic reporting segment.

	Year Ended December 31,
(in thousands):	2013	2012	2011
Balance, beginning of period	$485,859	$556,547	$770,898
Goodwill recorded during the period	99,734	15,072	86,977
Impairment	—	(80,591)	(298,263)
Adjustments to purchase price allocations	(13)	(1,364)	—
Foreign currency translation	(7,567)	(3,805)	(3,065)

Net goodwill, end of period	$578,013	$485,859	$556,547

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(6) Goodwill and Intangible Assets (Continued)

        Intangible assets consist of the following:

	December 31, 2013
(in thousands):	Gross	Impairment Loss	Accumulated Amortization	Foreign Currency Translation	Net
Intangible assets subject to amortization
Management service agreements	$57,739	$—	$(926)	$—	$56,813
Noncompete agreements	66,856	—	(55,128)	(55)	11,673
Hospital contracts	20,477	—	(3,025)	(5,291)	12,161
Trade names	4,638	—	(4,638)	—	—
Intangible assets not subject to amortization
Trade names	4,482	—	—	(464)	4,018
Certificates of need	360	—	—	—	360

Balance, end of period	$154,552	$—	$(63,717)	$(5,810)	$85,025

	December 31, 2012
(in thousands):	Gross	Impairment Loss	Accumulated Amortization	Foreign Currency Translation	Net
Intangible assets subject to amortization
Noncompete agreements	$64,532	$—	$(47,328)	$(25)	$17,179
Hospital contracts	19,994	—	(1,986)	(2,648)	15,360
Trade names	4,638	—	(4,638)	—	—
Intangible assets not subject to amortization
Trade names	2,682	—	—	(177)	2,505

Balance, end of period	$91,846	$—	$(53,952)	$(2,850)	$35,044

        Amortization expense relating to intangible assets was approximately $9.8 million, $11.8 million, $8.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted-average amortization period is approximately 11.1 years.

        Estimated future amortization expense is as follows (in thousands):

2014	$11,234
2015	$10,073
2016	$8,352
2017	$7,080
2018	$6,199
Thereafter	$37,709

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(7) Acquisitions and other arrangements

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

        In 2010, the Company held a 33% interest in Medical Developers and on March 1, 2011, the Company purchased the remaining 67% interest in Medical Developers, LLC ("MDLLC") from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The acquisition of the remaining interests expands the Company's presence into a new regional division. The Company consummated these acquisitions for a combined purchase price of approximately $82.7 million, comprised of $47.5 million in cash, 25 common units of Parent immediately exchanged for 13,660 units of 21CI's non-voting preferred equity units and 258,955 units of 21CI's class A equity units totaling approximately $16.25 million, and issuance of a 9 7/8% note payable, due 2017 totaling approximately $16.05 million to the seller, an estimated contingent earn out payment totaling $2.3 million, and issuance of real estate located in Costa Rica totaling $0.6 million. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. The Company utilized the income and market approaches as well as the option pricing allocation methodology to value the equity units issued as consideration. At September 30, 2012, the Company calculated the contingent earn out payment and increased the amount due to the seller to approximately $3.6 million. The Company recorded the adjustment of $1.3 million to the earn-out payment as an expense in the fair value adjustment of the earn-out liability in the consolidated statements of comprehensive operations and loss.

        The allocation of the purchase price was as follows (in thousands):

Cash	$47,500
Seller financing note	16,047
Company's issuance of equity	16,250
Contingent earn-out	2,340
Issuance of real estate	561

Total consideration transferred	$82,698
Net identifiable assets acquired	15,527

Goodwill	$67,171

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(7) Acquisitions and other arrangements (Continued)

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

        The Company recorded the acquisition at its fair value upon gaining a controlling interest in MDLLC at March 1, 2011. The Company's previously held equity interest in the acquired entities as of the acquisition date totaled approximately $16.15 million. For purposes of valuing the previously held equity interest, the Company used the discounted cash flow method, a derivation of the income approach, which considered a number of factors such as the MDLLC's performance projections, MDLLC's cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability. The Company recorded a gain on the previously held equity interest totaling approximately $0.2 million identified as gain on fair value adjustment of previously held equity investment in the accompanying consolidated statements of operations and comprehensive loss.

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(7) Acquisitions and other arrangements (Continued)

        Net identifiable assets includes the following intangible assets:

Trade name (indefinite life)	$1,750
Non-compete agreement (5 year life)	2,000
Hospital contract agreements (18.5 year life)	19,850

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

        Estimated future amortization expense for MDLLC's acquired amortizable intangible assets as of December 31, 2012 is as follows (in thousands):

2013	$1,473
2014	$1,473
2015	$1,473
2016	$1,140
2017	$1,073

        The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $67.2 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company's international geographic segment.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(7) Acquisitions and other arrangements (Continued)

        Cash at December 31, 2013 and 2012 held by the Company's foreign operating subsidiaries was $3.6 million and $4.6 million, respectively. The Company considers these cash amounts to be permanently invested in the Company's foreign operating subsidiaries and therefore does not anticipate repatriating any excess cash flows to the U.S. The Company anticipates it can adequately fund its domestic operations from cash flows generated solely from the U.S. business. Of the $3.6 million of cash held by the Company's foreign operating subsidiaries at December 31, 2013, $1.2 million is held in U.S. Dollars, $0.1 million of which is held at banks in the United States, with the remaining held in foreign currencies in foreign banks. The Company believes that the magnitude of its growth opportunities outside of the U.S. will cause the Company to continuously reinvest foreign earnings. The Company does not require access to the earnings and cash flow of its international subsidiaries to fund its U.S. operations.

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

        On November 4, 2011, the Company purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. The combined purchase price of the ownership interests totals approximately $7.4 million, comprised of $2.1 million in cash, seller financing totaling approximately $4.0 million payable over 24 monthly installments, commencing January 2012, and a purchase option totaling approximately $1.3 million. The acquisition of these operating treatment centers expands the Company's presence in its international markets. The allocation of the purchase price is to tangible assets of $3.7 million (including cash of $0.6 million), intangible assets including $0.2 million trade name and non-compete agreements of $0.2 million, amortized over 5 years, goodwill of $8.1 million, which is deductible for U.S. tax purposes but non-deductible for foreign tax purposes, liabilities of $3.4 million, and noncontrolling interests redeemable of $1.4 million. In November 2012, the Company exercised its purchase option to purchase the remaining interest for approximately $1.4 million and recorded the adjustment of $0.2 million to the purchase option as an expense in the fair value adjustment of the noncontrolling interests-redeemable in the consolidated statements of operations and comprehensive loss. The Company finalized its purchase price adjustment, with the exercise of its purchase option with a reduction in noncontrolling interest-redeemable and goodwill of $1.4 million.

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(7) Acquisitions and other arrangements (Continued)

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

        In September 2011, the Company entered into a professional services agreement with the North Broward Hospital District in Broward County, Florida to provide professional services at the two radiation oncology departments at Broward General Medical Center and North Broward Medical Center. In March 2012, the Company amended the license agreement to license the space and equipment and assume responsibility for the operation of those radiation therapy departments, as part of the Company's value added services offering. The license agreement runs for an initial term of ten years, with three separate five year renewal options. The Company recorded approximately $4.3 million of tangible assets relating to the use of medical equipment pursuant to the license agreement.

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(7) Acquisitions and other arrangements (Continued)

and an integrated cancer care service to its patients in the respective markets in which the Company provides radiation therapy treatment services. The allocation of the purchase price to tangible assets is $1.7 million.

        On May 25, 2013, the Company acquired the assets of 5 radiation oncology practices and a urology group located in Lee/Collier counties in Southwest Florida for approximately $28.5 million, comprised of $17.7 million in cash, seller financing note of approximately $2.1 million and assumed capital lease obligations of approximately $8.7 million. The acquisition of the 5 radiation treatment centers and the urology group further expands the Company's presence into the Southwest Florida market and builds on its integrated cancer care model. The provisional allocation of the purchase price, subject to working capital adjustments and finalization of intangible asset values, is to tangible assets of $10.4 million, intangible assets including non-compete agreements of $1.9 million amortized over five years, and goodwill of $16.2 million, which is all deductible for tax purposes. Pro forma results and other expanded disclosures prescribed by ASC 805, Business Combinations, have not been presented as this acquisition is not deemed material.

        In June 2013, the Company sold its 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million.

        In June 2013, the Company contributed its Casa Grande, Arizona radiation physician practice, ICC practice and approximately $5.0 million to purchase a 55.0% interest in a joint venture which included an additional radiation physician practice and an expansion of an integrated cancer care model that includes medical oncology, urology and dermatology. The provisional allocation of the purchase price, subject to working capital adjustments and finalization of intangible asset values, is to tangible assets of $2.0 million, intangible assets including a tradename of approximately $1.8 million, non-compete agreements of $0.4 million amortized over 7 years, goodwill of $5.0 million and noncontrolling interest-redeemable of approximately $4.2 million. For purposes of valuing the noncontrolling interest-redeemable, the Company considered a number of factors such as the joint venture's performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability.

        In July 2013, the Company purchased a legal entity, which operates a radiation treatment center in Tijuana Mexico for approximately $1.6 million. The acquisition of this operating treatment center expands the Company's presence in the international markets.

        In July 2013, the Company purchased the remaining 38.0% interest in a joint venture radiation facility, located in Woonsocket, Rhode Island from a hospital partner for approximately $1.5 million.

        In June 2013, the Company entered into a "stalking horse" investment agreement to acquire OnCure Holdings, Inc. (together with its subsidiaries, "OnCure") upon effectiveness of its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code for approximately $125.0 million, (excluding capital leases, working capital and other adjustments). The purchase price included $42.5 million in cash and up to $82.5 million in assumed debt ($7.5 million of assumed debt will be released assuming certain OnCure centers achieve a minimum level of EBITDA). The Company funded an initial deposit of approximately $5.0 million into an escrow account subject to the working capital adjustments.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(7) Acquisitions and other arrangements (Continued)

        On October 25, 2013, the Company completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from the Company's senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million included in other long-term liabilities in the consolidated balance sheets is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions.

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

        The Company believes that the acquisition of OnCure offers the potential for substantial strategic and financial benefits. The transaction will enhance the Company's scale, increasing the number of radiation centers by over 25%. It will provide opportunity for the Company to leverage its infrastructure and footprint to achieve significant operating synergies. In addition, it will broaden and deepen the Company's ability to offer advanced cancer care to patients throughout the U.S. and offers significant expansion opportunity for integrated cancer care model across the combined Company's portfolio.

        The allocation of the purchase price was as follows (in thousands):

Preliminary Estimated Acquisition Consideration
Cash	$45,500
11.75% senior secured notes due January 2017	75,000
Assumed capital lease obligations & other notes	2,090
Fair value of contingent earn-out, represented by 11.75% senior secured notes due January 2017 issued into escrow	7,550

Total preliminary estimated acquisition consideration	$130,140

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(7) Acquisitions and other arrangements (Continued)

        The following table summarizes the allocation of the aggregate purchase price of OnCure, including assumed liabilities (in thousands):

Preliminary Estimated Acquisition Consideration Allocation
Cash and cash equivalents	$307
Accounts receivable	12,497
Inventories	199
Deferred income taxes—asset	4,875
Other currents assets	1,786
Accounts payable	(4,560)
Accrued expenses	(3,540)
Other current liabilities	—
Equity investments in joint ventures	1,625
Property and equipment	22,107
Intangible assets—management services agreements	57,739
Other noncurrent assets	265
Other long—term liabilities	(5,828)
Deferred income taxes—liability	(31,669)
Noncontrolling interest—nonredeemable	(1,299)
Goodwill	75,636

Preliminary estimated acquisition consideration	$130,140

        Net identifiable assets includes the following intangible assets:

Management service agreements	$57,739

        The Company valued the management services agreements based on the income approach utilizing the excess earnings method. The Company considered a number of factors to value the management services agreements, including OnCure's performance projections, discount rates, strength of competition, and income tax rates. The management services agreements will be amortized on a straight- line basis over the terms of the respective agreements.

        The weighted-average amortization period for the acquired amortizable intangible assets at the time of the acquisition was approximately 11.6 years. Total amortization expense recognized for these acquired amortizable intangible assets totaled approximately $0.9 million for the year ended December 31, 2013.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(7) Acquisitions and other arrangements (Continued)

        Estimated future amortization expense for OnCures's acquired amortizable intangible assets as of December 31, 2013 is as follows (in thousands):

2014	$5,563
2015	$5,563
2016	$5,464
2017	$5,464
2018	$5,195
Thereafter	$29,564

        The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $75.6 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company's U.S. domestic segment.

        During the year ended December 31, 2013, the Company recorded $14.6 million of net patient service revenue and reported net loss of $0.3 million in connection with the OnCure acquisition.

        The following unaudited pro forma financial information is presented as if the purchase of OnCure had occurred at the beginning of the comparable prior annual reporting period presented below. The pro forma financial information is not necessarily indicative of what the Company's results of operations actually would have been had the Company completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined company:

	Years ended December 31,
(in thousands):	2013	2012
Pro forma total revenues	$813,779	$800,073
Pro forma net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(143,730)	$(231,476)

        The operations of the foregoing acquisition have been included in the accompanying consolidated statements of operations and comprehensive loss from the respective date of the acquisition.

        On October 30, 2013, the Company acquired the assets of a radiation oncology practice located in Roanoke Rapids, North Carolina for approximately $2.2 million. The acquisition of the radiation oncology practice further expands the Company's presence in the Eastern North Carolina market. The allocation of the purchase price is to tangible assets of $0.3 million, a certificate of need of approximately $0.3 million, and goodwill of $1.6 million.

        During 2013, the Company acquired the assets of several physician practices in Arizona, Florida, North Carolina, New Jersey, and Rhode Island for approximately $0.8 million. The physician practices provide synergistic clinical services and an integrated cancer care service to its patients in the respective markets in which the Company provides radiation therapy treatment services. The allocation of the purchase price is to tangible assets of $0.8 million.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(7) Acquisitions and other arrangements (Continued)

        On January 15, 2014 the Company purchased 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $1.2 million plus the assumption of approximately $3.0 million in debt. This facility is strategically located in Guatemala City's medical corridor.

        On February 10, 2014, the Company purchased a 65% equity interest in South Florida Radiation Oncology ("SFRO") for approximately $60 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt.

        SFRO operates 21 radiation treatment centers throughout south Florida. The Company believes that the acquisition of SFRO will enhance the Company's scale, increasing the number of radiation centers by approximately 10%. It will provide opportunity for the Company to leverage its infrastructure and footprint to achieve significant operating synergies. In addition, it will broaden and deepen the Company's ability to offer advanced, integrated ICC services to patients across the Company's and SFRO's treatment centers.

        The Company will account for the acquisition of SFRO under ASC 805, Business Combinations. SFRO's results of operations will be included in the consolidated financial statements for periods ending after February 10, 2014, the acquisition date. Given the date of the acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed which is in process. The Company anticipates providing a preliminary purchase price allocation and qualitative description of factors that make up goodwill to be recognized for the first quarter ended March 31, 2014.

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(7) Acquisitions and other arrangements (Continued)

summarizes the allocations of the aggregate purchase price of the acquisitions, including assumed liabilities.

	Years Ended December 31,
(in thousands):	2013	2012	2011
Balance, beginning of period
Fair value of net assets acquired, excluding cash:
Accounts receivable, net	$12,497	$—	$20,306
Inventories	394	228	39
Other current assets	1,896	367	423
Deferred tax assets	4,907	—	1,925
Other noncurrent assets	1,892	35	159
Property and equipment	35,615	10,320	13,980
Intangible assets	62,706	6,275	24,580
Goodwill	99,721	13,708	86,977
Current liabilities	(8,320)	(654)	(11,356)
Long-term debt	(10,903)	(5,746)	(686)
Deferred tax liabilities	(31,656)	—	(6,720)
Other noncurrent liabilities	(5,828)	1,329	(6,250)
Previously held equity investment	—	—	(16,150)
Noncontrolling interest	(5,534)	—	(9,114)

	$157,387	$25,862	$98,113

        The Company incurred approximately $12.6 million of diligence costs relating to acquisitions of physician practices for the year ended December 31, 2013.

(8) Other Income and Loss

Impairment Loss

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(8) Other Income and Loss (Continued)

goodwill and intangible assets and an impairment loss incurred of approximately $2.7 million in 2011 related to our write-off of our 45% investment interest in a radio-surgery center in Rhode Island due to continued operating losses since its inception in 2008.

        During the fourth quarter of 2011, the Company decided to rebrand its current trade name of 21st Century Oncology. As a result of the rebranding initiative and concurrent with the Company's annual impairment test for goodwill and indefinite-lived intangible assets, the Company incurred an impairment loss of approximately $121.6 million. Approximately $49.8 million of the $121.6 million related to the trade name impairment as a result of the rebranding initiative. The remaining $71.8 million of impairment relating to goodwill in certain of the Company's reporting units, including North East United States, (New York, Rhode Island, Massachusetts and southeast Michigan), and California, Southwest U.S. (Arizona and Nevada). The remaining domestic U.S. trade name of approximately $4.6 million will be amortized over its remaining useful life through December 31, 2012. The Company incurred approximately $0.9 million in amortization expense during the fourth quarter. In addition, during the fourth quarter of 2011, an impairment loss of approximately $0.8 million, reported in impairment loss on the consolidated statements of operations and comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a radiation treatment facility office closing in Baltimore, Maryland and $0.7 million impairment on certain deposits on equipment. The Company completed the medical services of its patients undergoing radiation treatment and closed the radiation facility during the first quarter of 2012.

        During the third quarter of 2012, the Company estimated an interim impairment test for goodwill and indefinite-lived intangible assets as a result of the final rule issued on the physician fee schedule for 2013 by CMS on November 1, 2012, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers. In performing this test, the Company assessed the implied fair value of its goodwill and intangible assets. As a result, the Company incurred an impairment loss of approximately $69.8 million in 2012 primarily relating to goodwill impairment in certain of its reporting units, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida regions. In addition, during the third quarter of 2012, an impairment loss of approximately $0.1 million, reported in impairment loss on the consolidated statements of operations and comprehensive loss, was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in Monroe, Michigan in the Northeast U.S. region.

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(8) Other Income and Loss (Continued)

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

Medicare Electronic Health Records ("EHR") Incentives.

        The American Recovery and Reinvestment Act (Recovery Act) of 2009 provides for incentive payments for Medicare eligible professionals who are meaningful users of certified EHR technology. The Company accounts for EHR incentive payments utilizing the gain contingency model. Pursuant to the gain contingency model, the Company recognizes EHR incentive payments when the specified meaningful use criteria have been satisfied, as all contingencies in estimating the amount of the incentive payments to be received are resolved. For the years ended December 31, 2013 and 2012 the Company recognized approximately $1.7 million and $2.3 million, respectively of EHR revenues and received approximately $1.8 and $0.5 million in 2013 and 2012, respectively of EHR incentive payments. The EHR revenues are presented separately in the accompanying consolidated statements of operations and comprehensive loss.

Gain on the sale of an interest in a joint venture

        In June 2013, the Company sold its 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million, and recorded a respective gain on the sale.

Loss on sale leaseback transaction

        In December 2013, the Company entered into a sale leaseback transaction with two financial institutions. The sale leaseback transaction related to medical equipment. Proceeds from the sale were approximately $18.4 million. The Company recorded a loss on the sale leaseback transaction of approximately $0.3 million.

Gain on fair value adjustment of previously held equity investment.

        As result of the acquisition of MDLLC, in which the Company acquired an effective ownership interest of approximately 91.0% on March 1, 2011, the Company recorded a gain of approximately $0.2 million to adjust its initial investment in the joint venture to fair value.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(8) Other Income and Loss (Continued)

Fair value adjustment of earn-out liability and noncontrolling interests-redeemable.

        On March 1, 2011, the Company purchased the remaining 67% interest in MDLLC from Bernardo Dosoretz as well as interests in the subsidiaries of MDLLC from Alejandro Dosoretz and Bernardo Dosoretz, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. The Company also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A. from Bernardo Dosoretz, resulting in an ownership interest of 80%. The Company recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. At December 31, 2012, the Company estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.4 million. The Company recorded the $1.0 million to expense in the fair value adjustment caption in the consolidated statements of operations and comprehensive loss.

        On November 4, 2011, the Company purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. In November 2012, the Company exercised its purchase option to purchase the remaining interest for approximately $1.4 million and recorded the adjustment of $0.2 million to the purchase option as an expense in the fair value adjustment of the noncontrolling interests-redeemable in the consolidated statements of operations and comprehensive loss. The Company finalized its purchase price adjustment with the exercise of its purchase option with a reduction in noncontrolling interest-redeemable and goodwill of $1.4 million.

        On October 25, 2013, the Company completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from the Company's senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions. The $7.5 million subject to escrow arrangements was recorded as an earn out payment contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, and is due and payable on December 31, 2015 . At December 31, 2013, the Company estimated the fair value of the contingent earn out liability and increased the liability due to the holders to approximately $7.6 million. The Company recorded the $0.1 million to expense in the fair value adjustment caption in the consolidated statements of operations and comprehensive loss.

Early Extinguishment of Debt

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(9) Income Taxes

        Significant components of the income tax provision are as follows:

	Years Ended December 31,
(in thousands):	2013	2012	2011
Current provision:
Federal	$—	$625	$(1,166)
State	355	450	(347)
Foreign	7,134	6,703	5,026
Deferred (benefit) provision:
Federal	(22,474)	(1,774)	(25,726)
State	(4,500)	13	(3,064)
Foreign	(947)	(1,472)	(88)

Total income tax provision (benefit)	$(20,432)	$4,545	$(25,365)

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income before income taxes are as follows:

	Years Ended December 31,
(in thousands):	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.3	(0.2)	1.3
Effects of rates different than statutory	(0.5)	(0.2)	0.1
Nondeductible charge for stock based compensation	(0.2)	(0.8)	(0.1)
Nondeductible charge for lobbying and political donations	(0.6)	(0.5)	(0.1)
Goodwill impairment	—	(13.7)	(21.3)
Tax rate changes on existing temporary differences	—	—	0.1
Income from noncontrolling interests	0.2	(1.0)	0.2
Valuation allowance increase	(17.5)	(21.4)	(7.7)
Federal and state true-ups	0.6	0.3	—
Uncertain tax positions current year	—	—	(0.3)
Prior period adjustments for uncertain tax positions and deferred tax true-ups	—	—	0.1
Other permanent items	(0.5)	(0.6)	(0.5)

Total income tax provision	20.8%	(3.1)%	6.8%

        The Company provides for income taxes using the liability method in accordance with ASC 740, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(9) Income Taxes (Continued)

and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2013 and 2012:

(in thousands):	December 31, 2013	December 31, 2012
Deferred income tax assets:
Provision for doubtful accounts	$9,034	$7,592
State net operating loss carryforwards	12,593	11,243
Federal net operating loss carryforwards	88,123	55,431
Deferred rent liability	5,979	3,127
Intangible assets—U.S. Domestic	—	20,610
Management fee receivable allowance	11,708	10,550
Merger costs and debt financing costs	1,256	781
Other	16,277	8,686

Gross deferred income tax assets	144,970	118,020
Valuation allowance	(97,428)	(82,332)

Net deferred income tax assets	47,542	35,688

Deferred income tax liabilities:
Property and equipment	(37,953)	(35,059)
Intangible assets—Foreign	(4,104)	(5,035)
Prepaid expense	(506)	(468)
Partnership interests	(782)	(599)
Intangible assets—U.S. Domestic	(8,113)	—
Other	(207)	(189)

Total deferred tax liabilities	(51,665)	(41,350)

Net deferred income tax liabilities	$(4,123)	$(5,662)

        ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2011, the Company determined that the valuation allowance was approximately $45.5 million, consisting of $38.3 million against federal deferred tax assets and $7.2 million against state deferred tax assets. This represented an increase of approximately $27.9 million. For the year ended December 31, 2012, the Company determined that the valuation allowance was approximately $82.3 million, consisting of $70.3 million against federal deferred tax assets and $12.0 million against state deferred tax assets. This represented an increase of $36.8 million. For the year ended December 31, 2013, the Company determined that the valuation allowance should be $97.4 million,

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(9) Income Taxes (Continued)

consisting of $87.5 million against federal deferred tax assets and $9.9 million against state deferred tax assets. This represents an increase of $15.1 million in valuation allowance.

Description:	Beginning Balance	Tax Expense	Other Comprehensive Income	Ending Balance
Fiscal Year 2011	$(17.6)	$(28.8)	$0.9	$(45.5)
Fiscal Year 2012	(45.5)	(35.8)	(1.0)	(82.3)
Fiscal Year 2013	(82.3)	(13.2)	—	(95.5)

        The Company has federal net operating loss carryforwards beginning to expire in 2028 available to offset future taxable income of approximately $243.9 million and $159.7 million at December 31, 2013 and 2012, respectively.

        At December 31, 2013 and 2012 the Company has state net operating loss carryforwards, primarily in Florida and Kentucky beginning to expire in years 2013 through 2028, available to offset future taxable income of approximately $345.0 million, and $276.1 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

        ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a threshold for the recognition and measurement of a tax position taken or expected to be taken on a tax return. Under ASC 740, Income Taxes, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740, Income Taxes, provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        Since its adoption for uncertainty in income taxes pursuant to ASC 740, Income Taxes, the Company has recognized interest and penalties accrued related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2013, the Company accrued approximately $0.09 million in interest and penalties related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2012, the Company accrued approximately $1.3 million in interest and penalties related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2011, the Company released approximately $0.9 million in interest and penalties related to unrecognized tax exposures in income tax expense. The Company did not make any payments of interest and penalties accrued during the years ended December 31, 2013, 2012, and 2011.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(9) Income Taxes (Continued)

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is a follows (in thousands):

Gross unrecognized tax benefits at January 1, 2011	$5,967
Decrease in tax positions for prior years	(1,971)
Decrease related to settlements with the taxing authorities	(1,988)
Decrease related to the lapse of the statute of limitations	(320)
Increase in tax positions for current year	49

Gross unrecognized tax benefits at December 31, 2011	$1,737

Gross unrecognized tax benefits at January 1, 2012	1,737
Increase in tax positions for prior years	40
Decrease related to settlements with the taxing authorities	(1,191)
Increase in tax positions for current year	75

Gross unrecognized tax benefits at December 31, 2012	$661

Gross unrecognized tax benefits at January 1, 2013	661
Increase in tax positions for prior years	—
Decrease related to settlements with the taxing authorities	(4)
Increase in tax positions for current year	—

Gross unrecognized tax benefits at December 31, 2013	$657

        The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.5 million and $0.5 million at December 31, 2013 and 2012, respectively. The Company does not expect that any unrecognized tax benefits related to the ongoing federal, state or foreign tax audits will reverse within the next 12 months.

        The Company is subject to taxation in the United States, approximately 25 state jurisdictions, the Netherlands, and throughout Latin America, namely, Argentina, Bolivia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which the Company is subject to tax are the United States, Florida and Argentina.

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

        The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. The aggregate undistributed earnings of the Company's foreign subsidiaries for which no deferred tax liability has been recorded is approximately $8.6 million (including positive accumulated earnings of approximately $19 million in foreign jurisdictions that impose withholding taxes of up to 10%). It is not practicable to

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(9) Income Taxes (Continued)

determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

        The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company's provision for income taxes. To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected. In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2007 through 2012 are subject to examination. The Company closed a Federal income tax audit for the tax year 2009 during the third quarter of 2013. The Company closed the New York State audit for tax years 2006 through 2008 during the first quarter of 2013.

(10) Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued payroll and payroll related deductions and taxes	$23,396	$17,812
Accrued compensation arrangements	15,316	11,409
Accrued interest	13,426	12,196
Accrued other	11,883	4,984

Total accrued expenses	$64,021	$46,401

(11) Long-Term Debt

        The Senior Credit Facility consists of a $90.0 million Term Facility and $100.0 million Revolver Credit Facility. Senior Subordinated notes due April 15, 2017 were issued in April 2010 of approximately $310.0 million. In March 2011, the Company issued an additional $50.0 million in Senior Subordinated notes due April 15, 2017 of which the proceeds were used to fund the MDLLC transaction and an additional $16.25 million issued to the seller in the transaction. In August 2013 the Company issued an additional $3.8 million in Senior Subordinated notes as a component of the MDLLC earn-out payment. In May 2012, the Company issued $350.0 million in aggregate principal amount of Senior Secured Second Lien Notes due January 15, 2017 of which the proceeds were used to repay its existing senior secured revolving credit facility of approximately $63.0 million and the Term Loan B portion of approximately $265.4 million, of its senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility and to pay related fees and expenses. On October 25, 2013, the Company completed the acquisition of OnCure. The transaction included the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(11) Long-Term Debt (Continued)

        The Company's long-term debt consists of the following (in thousands):

	December 31, 2013	December 31, 2012
$90.0 million senior secured credit facility—(Term Facility) (net of unamortized debt discount of $2,010 at December 31, 2013) with interest rates at LIBOR (with a minimum rate of 1.0%) or prime (with a minimum rate of 2.0%) plus applicable margin (6.5% for LIBOR Loans and 5.50% for Base Rate Loans) , secured on a first priority basis by a perfected security interest in substantially all of the Company's assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	$87,989	$—
$100.0 million senior secured credit facility—(Revolver Credit Facility) with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company's assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	50,000	—
$140.0 million revolving credit facility with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company's assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	—	7,500
$380.1 million Senior Subordinated Notes (net of unamortized debt discount of $2,383 and $1,789 at December 31, 2013 and 2012, respectively) due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	377,667	374,461
$350.0 million Senior Secured Second Lien Notes (net of unamortized debt discount of $1,074 and $1,423 at December 31, 2013 and 2012, respectively) due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	348,926	348,577
$75.0 million Senior Secured Notes due January 15, 2017; semi-annual cash interest payments due on January 15 and July 15, fixed interest rate of 11 3/4%	75,000	—
Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 19.1%, due at various maturity dates through March 2022	45,455	25,984
Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 6.0% to 21.8%, due at various maturity dates through May 2018	6,629	5,846

	991,666	762,368
Less current portion	(17,536)	(11,065)

	$974,130	$751,303

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(11) Long-Term Debt (Continued)

        Maturities under the obligations described above are as follows at December 31, 2013 (in thousands):

2014	$17,536
2015	14,173
2016	152,050
2017	810,795
2018	1,077
Thereafter	1,502

997,133
Less unamortized debt discount	(5,467)

$991,666

        At December 31, 2013 and 2012, the prime interest rate was 3.25%. The effective interest rate of instruments approximates the stated rate.

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

        In March 2011, 21st Century Oncology, Inc. ("21C"), a wholly owned subsidiary of Parent, issued to DDJ Capital Management, LLC, $50 million in aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2017. The proceeds of $48.5 million were used (i) to fund the Company's acquisition of all of the outstanding membership units of MDLLC and substantially all of the interests of MDLLC's affiliated companies (the "MDLLC Acquisition"), not then controlled by the Company and (ii) to fund transaction costs associated with the MDLLC Acquisition. An additional $16.25 million in senior subordinated notes were issued to the seller in the transaction. In August 2013 the Company issued an additional $3.8 million in Senior Subordinated notes as a component of the MDLLC earn-out payment.

Senior Secured Second Lien Notes

        On May 10, 2012, the Company issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017 (the "Secured Notes").

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(11) Long-Term Debt (Continued)

        The Secured Notes were issued pursuant to an indenture, dated May 10, 2012 (the "Secured Notes Indenture"), among 21C, the guarantors signatory thereto and Wilmington Trust, National Association. The Secured Notes are senior secured second lien obligations of 21C and are guaranteed on a senior secured second lien basis by 21C, and each of 21C's domestic subsidiaries to the extent such guarantor is a guarantor of 21C's obligations under the Revolving Credit Facility (as defined below).

        Interest is payable on the Secured Notes on each May 15 and November 15, commencing November 15, 2012. 21C may redeem some or all of the Secured Notes at any time prior to May 15, 2014 at a price equal to 100% of the principal amount of the Secured Notes redeemed plus accrued and unpaid interest, if any, and an applicable make-whole premium. On or after May 15, 2014, 21C may redeem some or all of the Secured Notes at redemption prices set forth in the Secured Notes Indenture. In addition, at any time prior to May 15, 2014, 21C may redeem up to 35% of the aggregate principal amount of the Secured Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

        The Indenture contains covenants that, among other things, restrict the ability of the Company, 21C and certain of its subsidiaries to: incur, assume or guarantee additional indebtedness; pay dividends or redeem or repurchase capital stock; make other restricted payments; incur liens; redeem debt that is junior in right of payment to the Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into mergers or consolidations; and enter into transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications. In addition, in certain circumstances, if 21C sells assets or experiences certain changes of control, it must offer to purchase the Notes.

        21C used the proceeds to repay its existing senior secured revolving credit facility of approximately $63.0 million and the Term Loan B portion of approximately $265.4 million, of its senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility described below, and to pay related fees and expenses. Any remaining net proceeds were used for general corporate purposes. 21C incurred approximately $14.4 million in transaction fees and expenses, including legal, accounting and other fees and expenses associated with the offering, and the initial purchasers' discount of $1.7 million.

Senior Secured Notes

        On October 25, 2013, the Company completed the acquisition of OnCure. The transaction included the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions. Interest is payable on the Secured Notes on each January 15 and July 15, commencing July 15, 2014.

Senior Secured Credit Facility

        On May 10, 2012, 21C entered into the Credit Agreement (the "Credit Agreement") among 21C, as borrower, the Company, Wells Fargo Bank, National Association, as administrative agent (in such capacity, the "Administrative Agent"), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto. On August 28, 2013, 21C entered into an

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(11) Long-Term Debt (Continued)

Amendment Agreement (the "Amendment Agreement") to the credit agreement among 21C, the Company, the institutions from time to time party thereto as lenders, the Administrative Agent named therein and the other agents and arrangers named therein, dated as of May 10, 2012 (the "Original Credit Agreement" and, as amended and restated by the Amendment Agreement, the "Credit Agreement"). Pursuant to the terms of the Amendment Agreement the amendments to the Original Credit Agreement became effective on August 29, 2013.

        The Credit Agreement provides for credit facilities consisting of (i) a $90 million term loan facility (the "Term Facility") and (ii) a revolving credit facility provided for up to $100 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the "Revolving Credit Facility" and together with the Term Facility, the "Credit Facilities"). The Term Facility and the Revolving Credit Facility each have a maturity date of October 15, 2016.

        Loans under the Revolving Credit Facility and the Term Facility are subject to the following interest rates:

          (a)   for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to (i) a floating index rate per annum equal to (A) the rate per annum determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period appearing on Reuters Screen LIBOR01 Page as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (B) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D) (provided that solely with respect to loans under the Term Facility, such floating index rate shall not be less than 1.00% per annum), plus (ii) an applicable margin (A) based upon a total leverage pricing grid for loans under the Revolving Credit Facility or (B) equal to 6.50% per annum for loans under the Term Facility; and

          (b)   for loans which are base rate loans, at a rate per annum equal to (i) a floating index rate per annum equal to the greatest of (A) the Administrative Agent's prime lending rate at such time, (B) the overnight federal funds rate at such time plus 1/2 of 1%, and (C) the Eurodollar Rate for a Eurodollar loan with a one-month interest period commencing on such day plus 1.00% (provided that solely with respect to loans under the Term Facility, such floating index rate shall not be less than 2.00% per annum), plus (ii) an applicable margin (A) based upon a total leverage pricing grid for loans under the Revolving Credit Facility or (B) equal to 5.50% per annum for loans under the Term Facility.

        21C will pay certain recurring fees with respect to the Credit Facilities, including (i) fees on the unused commitments of the lenders under the Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

        The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, change the nature of their business; engage in certain transactions with affiliates; and

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(11) Long-Term Debt (Continued)

incur restrictions on the ability of 21C's subsidiaries to make distributions, advances and asset transfers. In addition, as of the last business day of each month, 21C will be required to maintain a certain minimum amount of unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility of not less than $15.0 million.

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

        The obligations of 21C under the Credit Facilities are guaranteed by the Company and certain direct and indirect wholly-owned domestic subsidiaries of 21C.

        The Credit Facilities and certain interest rate protection and other hedging arrangements provided by lenders under the Credit Facilities or its affiliates are secured on a first priority basis by security interests in substantially all of 21C's and each guarantor's tangible and intangible assets (subject to certain exceptions).

        The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at December 31, 2013		Level at December 31, 2013
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$57.7 million

        The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of December 31, 2013.

        On April 15, 2014, the Company obtained a waiver of borrowing conditions due to a default of not providing audited financial statements for the year ended December 31, 2013 within 90 days after year end. The Company paid the administrative agent for the account of the Revolving Lenders a fee equal to 0.125% of such Lender's aggregate Commitments. The Senior Revolving Credit Facility provides for a 30 day cure period for the filing of the audited annual financial statements. The default was cured with the provision of the audited financial statements to the administrative agent on April 30, 2014.

        For the year ended December 31, 2013, the Company incurred deferred financing costs of approximately $1.4 million related to the Company's $190.0 million senior secured term and revolving credit facility entered into in August 2013. For the year ended December 31, 2012, the Company incurred deferred financing costs of approximately $14.4 million of which $8.2 million related to the issuance of the $350.0 million in aggregate principal amount of 8 7/8% senior secured second lien notes due 2017 in May 2012, and $6.2 million related to the Company's $140.0 million senior secured revolving credit facility entered into in May 2012. For the year ended December 31, 2011, the Company incurred deferred financing costs of approximately $4.8 million of which $1.6 million related to the issuance of the $50.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(11) Long-Term Debt (Continued)

in March 2011, $2.9 million related to the amendment to the Company's senior secured credit facility and the $50.0 million incremental amendment in September 2011, and $0.3 million related to the registration of the issuance of the $16.25 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 in March 2011 related to the MDLLC transaction. The consolidated balance sheets as of December 31, 2013 and 2012, include $17.8 million and $22.1 million, respectively, in other long-term assets related to unamortized deferred financing costs. The Company recorded approximately $5.6 million, $5.4 million, and $4.5 million, to interest expense for the years ended December 31, 2013, 2012 and 2011, respectively, related to the amortization of deferred financing costs.

(12) Real Estate Subject to Finance Obligation

        The Company leases certain of its treatment centers (each, a "facility" and, collectively, the "facilities") and other properties from partnerships which are majority-owned by related parties (each, a "related-party lessor" and, collectively, the related party lessors"). The related-party lessors construct the facilities in accordance with the Company's plans and specifications and subsequently leases these facilities to the Company. Due to the related-party relationship, the Company is considered the owner of these facilities during the construction period pursuant to the provisions of ASC 840-40, Sale-Leaseback Transactions. In accordance with ASC 840-40, the Company records a construction-in-progress asset for these facilities with a corresponding finance obligation during the construction period. Certain related parties guarantee the debt of the related-party lessors, which is considered to be "continuing involvement" pursuant to ASC 840-40. Accordingly, these leases do not qualify as a normal sale-leaseback at the time that construction is completed and these facilities were leased to the Company. As a result, the costs to construct the facilities and the related finance obligation remain on the Company's consolidated balance sheets after construction was completed. The construction costs are included in real estate subject to finance obligation in the accompanying consolidated balance sheets. The finance obligation is amortized over the lease during the construction period term based on the payments designated in the lease agreements with a portion of the payment representing a free ground lease recorded in rent expense. The assets classified as real estate subject to finance obligation are amortized on a straight-line basis over their useful lives.

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

        During 2011 the related party lessors completed construction of 2 properties. Upon completion we entered into a new master lease arrangement with the related party lessors for these 2 properties as well as an existing property under lease. The initial term of the new master lease arrangement is 15 years with four 5 year renewal options. Annual payments, including executory costs, total

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(12) Real Estate Subject to Finance Obligation (Continued)

approximately $0.7 million pursuant to the master lease. The lease payments are scheduled to increase annually based on increases in the consumer price index.

        The net book values of real estate subject to finance obligation are summarized as follows:

	December 31,
(in thousands):	2013	2012
Land	$337	$337
Leasehold Improvements	10,435	10,435
Construction-in-progress	9,867	6,571
Accumulated depreciation	(1,400)	(1,139)

	$19,239	$16,204

        Depreciation expense relating to real estate subject to finance obligation is classified in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss.

        Future payments of the finance obligation as of December 31, 2013, are as follows:

(in thousands):	Finance Obligation
2014	$1,818
2015	1,906
2016	1,906
2017	1,727
2018	1,703
Thereafter	13,899

$22,959
Less: amounts representing ground lease	(718)
Less: amounts representing interest	(15,753)
Finance obligation at end of lease term	14,162

Finance obligation	$20,650
Less: amount representing current portion	(317)

Finance obligation, less current portion	$20,333

        Interest expense relating to the finance obligation was approximately $1.1 million, $0.8 million, and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(13) Reconciliation of total equity and noncontrolling interests

        The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest. Noncontrolling interests-nonredeemable principally represent minority shareholders' proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(13) Reconciliation of total equity and noncontrolling interests (Continued)

noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company's control. These noncontrolling interests have been classified outside of permanent equity on the Company's consolidated balance sheets. The noncontrolling interests are not redeemable at December 31, 2013 and 2012, and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurrence at December 31, 2013. Accordingly, the noncontrolling interests are measured at their carrying value at December 31, 2013 and 2012.

        The following table presents changes in total equity for the respective periods (in thousands):

(in thousands):	21st Century Oncology Holdings, Inc. Shareholder's Equity	Noncontrolling interests— nonredeemable	Total Equity	Noncontrolling interests— redeemable
Balance, January 1, 2011	$497,049	$11,159	$508,208	$7,371
Net (loss) income	(353,441)	2,767	(350,674)	791
Other comprehensive income from unrealized gain on interest rate swap agreements	2,428	—	2,428	—
Other comprehensive loss from foreign currency translation	(4,265)	(617)	(4,882)	(27)
Cash contribution of equity	3	—	3	—
Deconsolidation of noncontrolling interest	—	49	49	—
Equity issuance related to MDLLC acquisition	16,250	—	16,250	—
Fair value of noncontrolling interest acquired in connection with the acquisition of medical practices	—	—	—	1,364
Fair value of noncontrolling interest acquired in connection with MDLLC acquisition	—	7,750	7,750	—
Reversal of other comprehensive income of previously held equity investment	338	—	338	—
Stock based compensation	1,461	—	1,461	—
Payment of note receivable from shareholder	50	—	50	—
Issuance of noncontrolling interest redeemable	—	—	—	71
Equity contribution in joint venture	—	—	—	4,120
Distributions	—	(3,687)	(3,687)	(962)

Balance, December 31, 2011	$159,873	$17,421	$177,294	$12,728
Net (loss) income	(154,208)	2,470	(151,738)	609
Other comprehensive loss from unrealized loss on interest rate swap agreement	(333)	—	(333)	—
Other comprehensive loss from foreign currency translation	(7,199)	(498)	(7,697)	(185)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	958	—	958	—
Purchase of noncontrolling interests	—	—	—	(1,189)
Consolidation of a noncontrolling interest	—	146	146	—
Stock based compensation	3,257	—	3,257	—
Payment of note receivable from shareholder	72	—	72	—
Distributions	—	(3,492)	(3,492)	(595)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(13) Reconciliation of total equity and noncontrolling interests (Continued)

(in thousands):	21st Century Oncology Holdings, Inc. Shareholder's Equity	Noncontrolling interests— nonredeemable	Total Equity	Noncontrolling interests— redeemable
Balance, December 31, 2012	$2,420	$16,047	$18,467	$11,368
Net (loss) income	(80,214)	2,092	(78,122)	(126)
Other comprehensive loss from foreign currency translation	(14,929)	(1,284)	(16,213)	(29)
Proceeds from noncontrolling interest holders	—	—	—	765
Deconsolidation of a noncontrolling interest	(9)	9	—	—
Noncash contribution of capital by noncontrolling interest holders	—	—	—	4,235
Issuance of equity LLC units relating to earn-out liability	705	—	705	—
Purchase of noncontrolling interest—non-redeemable	(2,404)	895	(1,509)	—
Termination of prepaid services by noncontrolling interest holder	—	(2,551)	(2,551)	—
Purchase price fair value of noncontrolling interest—nonredeemable	—	1,299	1,299	—
Step up in basis of joint venture interest	83	—	83	—
Stock based compensation	597	—	597	—
Distributions	—	(1,974)	(1,974)	(314)

Balance, December 31, 2013	$(93,751)	$14,533	$(79,218)	$15,899

        Redeemable equity securities with redemption features that are not solely within the Company's control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. In the unlikely event that a redeemable equity security will require redemption, any subsequent adjustments to the initially recorded amount will be recognized in the period that a redemption becomes probable. Contingent redemption events vary by joint venture and generally include either the holder's discretion or circumstances jeopardizing: the joint ventures' ability to provide services, the joint ventures' participation in Medicare, Medicaid, or other third party reimbursement programs, the tax-exempt status of minority shareholders, and violation of federal statutes, regulations, ordinances, or guidelines. Amounts required to redeem noncontrolling interests are based on either fair value or a multiple of trailing financial performance. These amounts are not limited.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(14) Fair Value of Financial Instruments

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

        In accordance with ASC 820, the fair value of the Term Loan portion of the senior secured credit facility ("Term Facility"), the 9 7/8% Senior Subordinated Notes due 2017, 8 7/8% Senior Secured Second Lien Notes due 2017, and the 11 3/4% Senior Secured Notes due 2017 was based on prices quoted from third-party financial institutions (Level 2). At December 31, 2013, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$90.0 million senior secured credit facility—(Term Facility)	$88,650	$87,989
$380.1 million Senior Subordinated Notes due April 15, 2017	$328,743	$377,667
$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$355,250	$348,926
$75.0 million Senior Secured Notes due January 15, 2017	$78,750	$75,000

        At December 31, 2012, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$376.3 million Senior Subordinated Notes due April 15, 2017	$265,256	$374,461
$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$344,750	$348,577

        As of December 31, 2013 and 2012, the Company held certain items that are required to be measured at fair value on a recurring basis including foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity. The carrying values of the Company's long-term debt other than the Term Loan portion of the senior secured credit facility, Senior Subordinated Notes, Senior Secured Second Lien Notes and Senior Secured Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. There have been no transfers between levels of valuation hierarchies for the years ended December 31, 2013 and 2012.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(14) Fair Value of Financial Instruments (Continued)

        The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of December 31, 2013 and 2012:

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency derivative contracts	$22	$—	$22	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency derivative contracts	$319	$—	$319	$—

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

(15) Equity Investments in Joint Ventures

        The Company currently maintains equity interests in six unconsolidated joint ventures, including a 45% interest in a urology surgical facility in Maryland, a 33.6% interest in the development and management of a proton beam therapy center to be constructed in Manhattan, New York, a 50.0% interest in a radiation oncology facility in Florida, a 50.1% interest in a joint venture which owns the real estate of an administrative building in California, and two joint ventures in South America.

        The Company utilizes the equity method to account for its investments in the unconsolidated joint ventures. At December 31, 2013 and 2012, the Company's investments in the unconsolidated joint ventures were approximately $2.6 million and $0.6 million, respectively. The Company's equity in the earnings (losses) of the equity investments in joint ventures was approximately ($0.5 million), ($0.8 million), and ($1.0 million) for the years ended December 31, 2013, 2012 and 2011, respectively, which is recorded in other revenue in the accompanying consolidated statements of operations and comprehensive loss.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(15) Equity Investments in Joint Ventures (Continued)

        The condensed financial position and results of operations of the unconsolidated joint venture entities are as follows:

	December 31,
(in thousands):	2013	2012
Total assets	$20,224	$9,849

Liabilities	7,704	684
Shareholders' equity	12,520	9,165

Total liabilities and shareholders' equity	$20,224	$9,849

	Year Ended December 31,
(in thousands):	2013	2012	2011
Revenues	$1,970	$1,767	$3,152
Expenses	2,751	5,182	7,186

Net income (loss)	$(781)	$(3,415)	$(4,034)

        A summary of the changes in the equity investment in the unconsolidated joint ventures is as follows:

(in thousands):
Balance at January 1, 2011	$20,136
Capital contributions in joint venture	799
Distributions	(634)
Foreign currency transaction loss	(2)
Impairment	(2,635)
Sale of investment	(312)
Consolidation of investment	(15,674)
Purchase of investment	50
Equity interest in net loss of joint ventures	(1,036)

Balance at December 31, 2011	$692
Capital contributions in joint venture	714
Distributions	(9)
Foreign currency transaction loss	(5)
Equity interest in net loss of joint ventures	(817)

Balance at December 31, 2012	$575
Capital contributions in joint venture	992
Distributions	(171)
Foreign currency transaction loss	(12)
Purchase of investment	1,625
Equity interest in net loss of joint ventures	(454)

Balance at December 31, 2013	$2,555

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(16) Commitments and Contingencies

Letters of Credit

        As of December 31, 2013, the Company maintains approximately $4.3 million in outstanding letters of credit as follows:

(in thousands):
Letter of credit to lessor of a treatment center in Florida to serve as a security for the performance of the assignees' obligations under the real estate lease	$150
Letter of credit for Company's workers' compensation insurance program	985
Letter of credit for Company's property insurance programs	500
Letter of credit to a financial institution to provide an uncommitted line of credit to three operating entities of Medical Developers LLC	2,000
Letter of credit to a lessor under a master lease relating to our treatment facilities	625

Outstanding letters of credit as of December 31, 2013	$4,260

Lease Commitments

        The Company is obligated under various operating leases for office space, medical equipment, and an aircraft lease. Total lease expense incurred under these leases was approximately $54.5 million, $45.1 million, and $38.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Future fixed minimum annual lease commitments are as follows at December 31, 2013:

(in thousands):	Commitments	Less: Sublease Rentals	Net Rental Commitments
2014	$54,187	$(1,227)	$52,960
2015	52,731	(1,158)	51,573
2016	50,313	(717)	49,596
2017	46,922	(717)	46,205
2018	44,143	(602)	43,541
Thereafter	303,919	(1,803)	302,116

	$552,215	$(6,224)	$545,991

        The Company leases land and space at its treatment centers under operating lease arrangements expiring in various years through 2044. The majority of the Company's leases provide for fixed rent escalation clauses, ranging from 1.0% to 6.0%, or escalation clauses tied to the Consumer Price Index. The rent expense for leases containing fixed rent escalation clauses or rent holidays is recognized by the Company on a straight-line basis over the lease term. Leasehold improvements made by a lessee are recorded as leasehold improvements. Leasehold improvements are amortized over the shorter of their estimated useful lives (generally 39 years or less) or the related lease term plus anticipated renewals when there is an economic penalty associated with nonrenewal. An economic penalty is deemed to occur when the Company forgoes an economic benefit, or suffers an economic detriment by not renewing the lease. Penalties include, but are not limited to, impairment of existing leasehold improvements, profitability, location, uniqueness of the property within its particular market, relocation costs, and risks associated with potential competitors utilizing the vacated location. Lease incentives received are recorded as accrued rent and amortized as reductions to lease expense over the lease term.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(16) Commitments and Contingencies (Continued)

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

        On February 18, 2014, the Company was served with subpoenas from the Office of Inspector General of the Department of Health & Human Services acting with the assistance of the U.S. Attorney's Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of the Company's physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as the Company's agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization ("FISH") laboratory tests ordered by certain of the Company's employed physicians and performed by the Company. The Company has recorded a liability of approximately $4.7 million that is included in accrued expenses and general and administrative expense in the consolidated balance sheet and statement of operations and comprehensive loss, respectively, as of December 31, 2013. The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by the Company, review of qualitative and quantitative factors, and an assessment of potential outcomes under different scenarios used to assess the Company's exposure which may be used to determine a potential settlement should the Company decide not to litigate. The Company's recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, the exposure may be less than or more than the liability recorded and the Company will continue to reassess and adjust the liability until this matter is settled. The Company's estimate of the high-end of the range of exposure is $9.4 million.

        Based on reviews performed to date, the Company does not believe that it or its physicians knowingly submitted false claims in violation of applicable Medicare statutory or regulatory requirements. The Company is cooperating fully with the subpoena requests. The Company believes it has a meritorious position and will vigorously defend any claim that may be asserted.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(16) Commitments and Contingencies (Continued)

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

(17) Retirement and Deferred Compensation Plans

        The Company has a defined contribution retirement plan under Section 401(a) of the Internal Revenue Code (the Retirement Plan). The Retirement Plan allows all full-time employees after one year of service to defer a portion of their compensation on a pretax basis through contributions to the Retirement Plan. The Company provides for a discretionary match based on a percentage of the employee's annual contribution. At December 31, 2013 and 2012, the Company accrued approximately $1.1 million and $0.6 million, respectively related to the Company's approved discretionary match. No Company match was provided for in 2011.

        The Company has a non-qualified deferred compensation plan whereby certain key employees, physicians and executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among mutual funds. Participants are able to elect the payment of benefits on a specified date or upon retirement. Distributions are made in the form of lump sum or in installments elected by the participant. As of December 31, 2013 and 2012, liabilities of the Company to the plan participants total approximately $3.1 million and $1.5 million, respectively. Of those amounts, approximately $0.5 million and $0 million, respectively are recorded in other current liabilities and approximately $2.6 million and $1.5 million, respectively are recorded in other long-term liabilities. Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the deferred compensation plan. The policies are recorded at their net cash surrender values. As of December 31, 2013 and 2012, the net cash surrender values of the COLI total approximately $3.0 million and $1.5 million respectively. Of those amounts approximately $0.5 million and $0 million, respectively are recorded in other current assets and approximately $2.5 million and $1.5 million, respectively are recorded to other noncurrent assets.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(18) Stock Option Plan and Restricted Stock Grants

2008 Equity-based incentive plans

        21CI adopted an equity-based incentive plan in February 2008 ("2008 Plan"), and authorized for issuance under the plan approximately 1,494,111 units of limited liability company interests consisting of 526,262 Class B Units and 967,849 Class C Units. The units are limited liability company interests and were available for issuance to the Company's employees. Effective as of June 11, 2012, 21CI entered into the Third Amended and Restated Limited Liability Company Agreement (the "Amended LLC Agreement"). The Amended LLC Agreement established new classes of equity units in 21CI in the form of Class Management Equity Plan ("MEP") Units, Class Executive Management Equity Plan ("EMEP") Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of preferred units and Class A Units of 21CI. The Amended LLC Agreement also provides that any forfeited or repurchased Class EMEP Units may be reallocated by Dr. Daniel Dosoretz, in his sole discretion, for so long as he is Chief Executive Officer of the Company. The Amended LLC Agreement provided for the cancellation of 21CI's existing Class B and Class C incentive equity units.

        The Class B Units vested over approximately 48 months. Assuming continued employment of the employee with the Company, 25% vest on the first anniversary of the grant date, and the remaining 75% vest in three equal installments on the second, third, and fourth anniversaries from the grant date. The Class C Units vested annually for 34 months based on certain performance conditions and/or market conditions being met or achieved and, in all cases, assuming continued employment. For the Class C Units, the investment return conditions relate to Vestar Capital Partners V, L.P., majority owner of 21CI ("Vestar") receiving a specified multiple on their investment upon a liquidity event. The performance condition relates to the Company achieving certain operating targets, and the market condition relates to holders of Preferred Units and Class A Units receiving a specified multiple on their investment upon a liquidation event. If an employee holder's employment is terminated, 21CI may repurchase the holder's vested Class B Units and Class C Units. If the termination occurs within 12 months after the relevant measurement date, all of the Class B and Class C Units will be repurchased at the initial purchase price, or cost. If the termination occurs during the following three-year period, the Class B and Class C units may be purchased at fair market value depending on the circumstances of the holder's departure and the date of termination.

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(18) Stock Option Plan and Restricted Stock Grants (Continued)

service periods of the awards for Class B Units. For Class B Units, the requisite service period is approximately 48 months, and for Class C Units, the requisite service period is 34 months only if probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate.

        The summary of activity under the 2008 Plan is presented below:

2008 Plan	Class B Units Outstanding	Weighted- Average Grant Date Fair Value	Class C Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at end of period January 1, 2010	372,593	$8.14	793,771	$7.06
Units granted	16,665	10.08	43,099	8.75
Units forfeited	(124,198)	8.14	—	—

Nonvested balance at end of period December 31, 2010	265,060	$8.26	836,870	$7.15
Units granted	41,662	5.49	107,748	4.88
Units forfeited	(20,831)	9.30	(119,720)	7.67
Units vested	(136,697)	8.04	—	—

Nonvested balance at end of period December 31, 2011	149,194	$7.55	824,898	$6.78
Units granted	—	—	—	—
Units forfeited	—	—	—	—
Units vested	(114,813)	8.14	—	—
Units cancelled	(34,381)	5.57	(824,898)	6.78

Nonvested balance at end of period December 31, 2012	—	$—	—	$—

2012 Equity-based incentive plans

        Effective as of June 11, 2012, 21CI entered into the Amended LLC Agreement. The Amended LLC Agreement established new classes of equity units (such new units, the "2012 Plan") in 21CI in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of Preferred units and Class A Units of 21CI. In addition to the Preferred Units and Class A Units of 21CI, the Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units, and 100 Class G Units. As of December 31, 2012, there were 84,542 Class MEP Units, 9,257 Class EMEP Units and 100 Class G Units available for future issuance under the 2012 Plan.

        Generally, for Class MEP units awarded, 66.6% vest upon issuance, while the remaining 33.4% vest on the 18 month anniversary of the issuance date. There are no performance conditions for the MEP units to vest. For newly hired individuals after January 1, 2012, vesting occurs at 33.3% in years one and two, and 33.4% in year three of the individual's hire date. In the event of a sale or public offering of the Company prior to termination of employment, all unvested Class MEP units would vest

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(18) Stock Option Plan and Restricted Stock Grants (Continued)

upon consummation of the transaction. The MEP units are eligible to receive distributions only upon a return of all capital invested in 21CI, plus the amounts to which the Class EMEP Units, are entitled to receive under the Amended LLC Agreements; which effectively creates a market condition that is reflected in the value of the Class MEP units.

        Vesting of the Class EMEP units is dependent upon achievement of an implied equity value target. The right to receive proceeds from vested units is dependent upon the occurrence of a qualified sale or liquidation event. Specifically, the percentage of EMEP units that vest is based on the implied value of the Company's equity, to be measured quarterly beginning December 31, 2012. 25% of the awards will be eligible for vesting if the "implied equity value" exceeds a predetermined threshold, with 50% incremental vesting eligibility if the implied value exceeds several higher thresholds for at least two consecutive quarters. The implied equity value per the Amended LLC Agreement is a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the Amended LLC Agreement. As with the MEP units, the values of the EMEP units are subject to a market condition in the form of the return on investment target for Vestar's interest. The Class EMEP Units were eliminated under the Fourth Amended and Restated Limited Liability Company Agreement (the "Fourth Amended LLC Agreement") in December 2013.

  Grant of Class L Units

        Dr. Dosoretz, CEO of the Company received Class L Unit awards in addition to Class MEP and Class EMEP Units. The Class L Units rank lower than the Class MEP and EMEP Units in the waterfall distribution, and will not receive distributions until and unless the performance conditions that result in vesting of the EMEP units occurs. The terms of the Class L unit award to Dr. Dosoretz do not have any service or performance conditions. The Class L units vest upon issuance, and the fair value of the units awarded was recognized upon issuance. The Company recorded approximately $1.0 million of stock-based compensation for the issuance of the Class L Units to the CEO in 2012. The Class L Units were eliminated under the Fourth Amended LLC Agreement in December 2013.

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(18) Stock Option Plan and Restricted Stock Grants (Continued)

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

        The estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company's consolidated financial statements over the requisite service period and in accordance with the vesting conditions of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if met or probable of being met. There was no stock-based compensation cost recorded in the period ended December 31, 2013 and 2012 for the Class EMEP Units. The assumed forfeiture rate is based on an average historical forfeiture rate.

        The summary of activity under the 2012 Plan is presented below:

2012 Plan	Class MEP Units Outstanding	Weighted- Average Grant Date Fair Value	Class EMEP Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2011	—	$—	—	$—
Units granted	915,458	3.32	90,743	38.94
Units forfeited	—	—	—	—
Units vested	(566,102)	3.32	—	—

Nonvested balance at end of period December 31, 2012	349,356	$3.32	90,743	$38.94
Units granted	40,909	0.26	—	—
Units forfeited	(45,546)	3.32	(14,815)	38.94
Units vested	(271,095)	3.15	—	—
Units cancelled	—	—	(75,928)	38.94

Nonvested balance at end of period December 31, 2013	73,624	$2.24	—	$—

        As of December 31, 2013, there was approximately $0.2 million of total unrecognized compensation expense related to the MEP Units. These costs are expected to be recognized over a weighted-average period of 1.90 years for MEP Units.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(18) Stock Option Plan and Restricted Stock Grants (Continued)

  Grant of Preferred and Class A Units

        In addition to the 2012 equity-based incentive plans, the CFO and COO also received Preferred and Class A Unit awards, entitling them to participate in distributions in accordance with the waterfall distribution of the Amended LLC Agreement. The CFO was granted 296 units and 5,625 units, of Preferred and Class A units, respectively. The COO was granted 500 units and 25,000 units, of Preferred and Class A units, respectively. The weighted- average grant date fair value of the Preferred and Class A Units were $474.96 and $4.56, respectively.

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

Executive Bonus Plan

        On December 9, 2013, the Company adopted the Executive Bonus Plan to provide certain senior level employees of the Company with an opportunity to receive additional compensation based on the Equity Value, as defined in the plan and described in general terms as noted below, of 21CI. Upon the occurrence of the first company sale or initial public offering to occur following the effective date of the plan, a bonus pool was established equal in value of 5% of the Equity Value of 21CI, subject to a maximum bonus pool of $12.7 million. Each participant in the plan will participate in the bonus pool based on the participant's award percentage.

        Payments of awards under the plan generally will be made as follows:

        If the applicable liquidity event is a company sale, payment of the awards under the plan will be made within 30 days following consummation of the company sale in the same form as the proceeds received by 21CI. If the applicable liquidity event is an initial public offering, one-third of the award will be paid within 45 days following the effective date of the initial public offering, and the remaining two-thirds of the award will be payable in two equal annual installments on each of the first and second anniversaries of the effective date of the initial public offering. Payment of the award may be made in cash or stock or a combination thereof.

        For purposes of the plan, the term "Equity Value" generally refers to : (i) if the applicable liquidity event is a company sale, the aggregate fair market value of the cash and non-cash proceeds received by 21CI and its equity holders in connection with the sale of equity interests in the Company; or (ii) if the applicable liquidity event is an initial public offering, the aggregate fair market value of 100% of the common stock of the Company on the effective date of its initial public offering.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(18) Stock Option Plan and Restricted Stock Grants (Continued)

        As of December 31, 2013, there was approximately $11.0 million total unrecognized compensation expense related to the Executive Bonus Plan. The Executive Bonus Plan compensation will be recognized upon the sale of the Company or an initial public offering.

Grants under 2013 Plan

        On December 9, 2013, 21CI entered into a Fourth Amended and Restated Limited Liability Company Agreement (the "Fourth Amended LLC Agreement") which replaced the Third Amended LLC Agreement in its entirety. The Fourth Amended LLC Agreement established new classes of incentive equity units (such new units, together with Class MEP Units, as modified under the Fourth Amended LLC Agreement, the "2013 Plan") in 21CI in the form of Class M Units, Class N Units and Class O Units for issuance to employees, officers, directors and other service providers, eliminated 21CI's Class L Units and Class EMEP Units, and modified the distribution entitlements for holders of each existing class of equity units of 21CI.

        The Company recorded $0.6 million, $3.3 million, and $1.5 million of stock-based compensation expense related to all plans for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in salaries and benefits in the consolidated statements of operations and comprehensive loss.

        The summary of activity under the 2013 Plan is presented below:

2013 Plan	Class M Units Outstanding	Weighted-Average Grant Date Fair Value	Class O Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2012	—	$—	—	$—
Units granted	100,000	58.37	100,000	0.47
Units forfeited	—	—	—	—
Units vested	—	—	—	—

Nonvested balance at end of period December 31, 2012	100,000	$58.37	100,000	$0.47

        As of December 31, 2013, there was approximately $4.6 million, and $46,000 of total unrecognized compensation expense related to the M Units, and O Units, respectively. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company's common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units.

  Grant of Class N Units

        In December, 2013, 10 class N units were granted to an employee. 50% of the Class N Units vest upon the sale of the Company or an initial public offering. The remaining 50% is amortized over

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(18) Stock Option Plan and Restricted Stock Grants (Continued)

five years subsequent to an initial public offering. As of December 31, 2013, there was approximately $6,000 total unrecognized compensation expense related to the Class N Units.

(19) Related-Party Transactions

        The Company leases certain of its treatment centers and other properties from partnerships, which are majority owned by related parties. The leases are classified in the accompanying financial statements as either operating leases or as finance obligations pursuant to ASC 840, Leases. These related- party leases have expiration dates through December 31, 2028, and they provide for annual payments and executory costs, ranging from approximately $58,000 to $1.8 million. The aggregate payments the Company made to the entities owned by these related parties were approximately $18.7 million, $17.7 million, and $15.8 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

        In October 1999, the Company entered into a sublease arrangement with a partnership, which is owned by related parties to lease space to the partnership for an MRI center in Mount Kisco, New York. Sublease rentals paid by the partnership to the landlord were approximately $755,000, and $733,000, for the years ended December 31, 2012, and 2011, respectively. In December 2012, the related parties sold their interest in the partnership.

        The Company is a participating provider in an oncology network, which is partially owned by a related party. The Company provides oncology services to members of the network. Annual payments received by the Company for the services were $1,445,000, $1,273,000, and $884,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company has a wholly owned subsidiary construction company that provides remodeling and real property improvements at certain of its facilities. In addition, the construction company is frequently engaged to build and construct facilities for lease that are owned by related parties. Payments received by the Company for building and construction fees were approximately $4.6 million, $1.7 million, and $1.4 million, for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts due to the Company for the construction services were approximately $0.6 million and $1.3 million at December 31, 2013 and 2012, respectively.

        The Company purchases medical malpractice insurance from an insurance company owned by a related party. The period of coverage runs from November to October. The premium payments made by the Company were approximately $4.1 million, $3.9 million, and $5.7 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

        In California, Delaware, Maryland, Massachusetts, Michigan, Nevada, New York, and North Carolina, the Company maintains administrative services agreements with professional corporations owned by related parties, who are licensed to practice medicine in such states. The Company entered into these administrative services agreements in order to comply with the laws of such states, which prohibit the Company from employing physicians. The administrative services agreements generally obligate the Company to provide treatment center facilities, staff, equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting, and assistance in marketing services. Fees paid to the Company by such professional corporations under the administrative services agreements were approximately $66.0 million, $58.8 million, and $79.7 million, for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts have been eliminated in consolidation.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(19) Related-Party Transactions (Continued)

        On February 22, 2008, the Company entered into a management agreement with Vestar Capital Partners V, L.P. (Vestar) relating to certain advisory and consulting services for an annual fee equal to the greater of (i) $850,000 or (ii) an amount equal to 1.0% of the Company's consolidated earnings before interest, taxes, depreciation, and amortization for each fiscal year determined as set forth in the Senior Credit Facility. As part of the management agreement, the Company also paid Vestar a management fee of approximately $10.0 million for services rendered in connection with the consummation of the Merger. This management fee was allocated between goodwill, deferred financing costs, and consulting fees. As part of the management agreement, the Company agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages, and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate upon such time that Vestar and its partners and their respective affiliates hold, directly, or indirectly in the aggregate, less than 20% of the voting power of the outstanding voting stock of the Company. During the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $1.3 million, $1.2 million, and $1.6 million, respectively, of management fees and expenses under such agreement.

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

(20) Segment and geographic information

        The Company operates in one line of business, which is operating physician group practices. As of March 1, 2011, due to the acquisition of MDLLC and Clinica de Radioterapia La Asuncion S.A., the Company's operations were reorganized into two geographically organized groups: the U.S. Domestic includes eight operating segments and International is an operating segment which are aggregated into one U.S. Domestic and one International reporting segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between reporting segments are properly eliminated. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities. Facility gross profit is defined as total revenues less cost of revenues.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(20) Segment and geographic information (Continued)

        Financial information by geographic segment is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011*
Total revenues:
U.S. Domestic	$645,646	$612,780	$584,262
International	90,870	81,171	60,455

Total	$736,516	$693,951	$644,717

Facility gross profit:
U.S. Domestic	$160,461	$168,933	$191,211
International	49,471	43,456	33,660

Total	$209,932	$212,389	$224,871

Depreciation and amortization:
U.S. Domestic	$60,563	$61,055	$51,507
International	4,632	3,838	2,577

Total	$65,195	$64,893	$54,084

*
includes equity investee income prior to the MDLLC acquisition on March 1, 2011.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(20) Segment and geographic information (Continued)

	December 31, 2013	December 31, 2012	December 31, 2011
Total assets:
U.S. Domestic	$993,075	$780,691	$867,448
International	135,116	141,610	131,144

Total	$1,128,191	$922,301	$998,592

Property and equipment:
U.S. Domestic	$222,475	$204,012	$223,511
International	17,896	17,038	12,900

Total	$240,371	$221,050	$236,411

Capital expenditures:*
U.S. Domestic	$38,626	$32,660	$38,897
International	5,172	5,297	2,416

Total	$43,798	$37,957	$41,313

*
includes capital lease obligations related to capital expenditures

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$587,895	$435,331	$505,008
International	75,143	85,572	93,932

Total	$663,038	$520,903	$598,940

        Total revenues attributable to the Company's operations in Argentina were $72.5 million, $62.0 million and $43.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Property and equipment attributable to the Company's operations in Argentina was approximately $10.0 million and $9.9 million as of December 31, 2013 and 2012, respectively.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(20) Segment and geographic information (Continued)

        The reconciliation of the Company's reportable segment profit and loss is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Facility gross profit	$209,932	$212,389	$224,871
Less:
General and administrative expenses	106,887	82,236	81,688
General and administrative salaries	89,655	78,812	68,523
General and administrative depreciation and amortization	12,444	15,298	11,702
Provision for doubtful accounts	12,146	16,916	16,117
Interest expense, net	86,747	77,494	60,656
Gain on the sale of an interest in a joint venture	(1,460)	—	—
Loss on the sale leaseback transaction	313	—	—
Early extinguishment of debt	—	4,473	—
Fair value adjustment of earn-out liability and noncontrolling interests-redeemable	130	1,219	—
Impairment loss	—	81,021	360,639
Loss on investments	—	—	250
Gain on fair value adjustment of previously held equity investment	—	—	(234)
Loss on foreign currency transactions	1,283	339	106
Loss on foreign currency derivative contracts	467	1,165	672

Loss before income taxes	$(98,680)	$(146,584)	$(375,248)

(21) Unaudited Quarterly Financial Information

        The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein.

	2013
(in thousands):	December 31,	September 30,	June 30,	March 31,
Total revenues	$203,390	$181,040	$178,109	$173,977
Net loss	(14,324)	(25,062)	(19,485)	(19,377)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(14,925)	(25,409)	(20,139)	(19,741)

	2012
(in thousands):	December 31,	September 30,	June 30,	March 31,
Total revenues	$168,736	$167,516	$180,254	$177,445
Net loss	(33,222)	(90,543)	(18,968)	(8,396)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(33,070)	(91,385)	(20,204)	(9,549)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(22) Supplemental Consolidating Financial Information

        21C's payment obligations under the senior secured credit facility, senior secured second lien notes, and senior subordinated notes are guaranteed by Parent, which owns 100% of 21C and certain domestic subsidiaries of 21C, all of which are, directly or indirectly, 100% owned by 21C (the "Subsidiary Guarantors" and, collectively with Parent, the "Guarantors"). Such guarantees are full, unconditional and joint and several. The consolidated joint ventures, foreign subsidiaries and professional corporations of the Company are non-guarantors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows information for Parent, 21C, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Parent and 21C and subsidiary guarantors using the equity method of accounting.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(22) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$161	$122	$9,084	$8,095	$—	$17,462
Restricted cash	—	2	3,766	—	—	3,768
Accounts receivable, net	—	5	67,752	49,287	—	117,044
Intercompany receivables	2,762	—	105,468	—	(108,230)	—
Prepaid expenses	—	127	6,665	785	—	7,577
Inventories	—	—	3,622	771	—	4,393
Deferred income taxes	(118)	(4,909)	5,027	375	—	375
Other	1,323	21	11,137	53	—	12,534

Total current assets	4,128	(4,632)	212,521	59,366	(108,230)	163,153
Equity investments in subsidiaries	(99,011)	823,941	97,672	42	(820,089)	2,555
Property and equipment, net	—	—	203,378	36,993	—	240,371
Real estate subject to finance obligation	—	—	19,239	—	—	19,239
Goodwill	—	—	506,791	71,222	—	578,013
Intangible assets, net	—	—	66,140	18,885	—	85,025
Other assets	—	18,096	15,634	6,105	—	39,835
Intercompany note receivable	—	3,850	774	—	(4,624)	—

Total assets	$(94,883)	$841,255	$1,122,149	$192,613	$(932,943)	$1,128,191

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$569	$595	$49,234	$7,215	$—	$57,613
Intercompany payables	—	85,356	—	22,874	(108,230)	—
Accrued expenses	—	11,702	42,198	10,121	—	64,021
Income taxes payable	(1,243)	2,794	(411)	1,232	—	2,372
Current portion of long-term debt	—	—	14,048	3,488	—	17,536
Current portion of finance obligation	—	—	317	—	—	317
Other current liabilities	—	—	10,908	1,329	—	12,237

Total current liabilities	(674)	100,447	116,294	46,259	(108,230)	154,096
Long-term debt, less current portion	—	864,582	108,540	1,008	—	974,130
Finance obligation, less current portion	—	—	20,333	—	—	20,333
Other long-term liabilities	—	—	32,250	6,203	—	38,453
Deferred income taxes	(458)	(24,763)	27,820	1,899	—	4,498
Intercompany note payable	—	—	—	4,624	(4,624)	—

Total liabilities	(1,132)	940,266	305,237	59,993	(112,854)	1,191,510
Noncontrolling interests—redeemable	—	—	—	—	15,899	15,899
Total 21st Century Oncology Holdings, Inc. shareholder's (deficit) equity	(93,751)	(99,011)	816,912	132,620	(850,521)	(93,751)
Noncontrolling interests—nonredeemable	—	—	—	—	14,533	14,533

Total (deficit) equity	(93,751)	(99,011)	816,912	132,620	(835,988)	(79,218)

Total liabilities and (deficit) equity	$(94,883)	$841,255	$1,122,149	$192,613	$(932,943)	$1,128,191

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(22) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2013
(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$464,074	$251,925	$—	$715,999
Management fees	—	—	10,920	219	—	11,139
Other revenue	—	9	9,546	277	—	9,832
(Loss) income from equity investment	(96,148)	(23,577)	(12,530)	6	131,795	(454)
Intercompany revenue	—	863	78,019	—	(78,882)	—

Total revenues	(96,148)	(22,705)	550,029	252,427	52,913	736,516
Expenses:
Salaries and benefits	597	—	311,615	97,140	—	409,352
Medical supplies	—	—	52,815	11,825	—	64,640
Facility rent expenses	—	—	37,977	7,588	—	45,565
Other operating expenses	—	—	31,616	14,013	—	45,629
General and administrative expenses	1	1,600	87,403	17,883	—	106,887
Depreciation and amortization	—	—	56,658	8,537	—	65,195
Provision for doubtful accounts	—	—	8,322	3,824	—	12,146
Interest expense, net	—	81,059	4,806	882	—	86,747
Electronic health records incentive income	—	—	(1,629)	(69)	—	(1,698)
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss on sale leaseback transaction	—	—	313	—	—	313
Fair value adjustment of earn-out liability	—	—	130	—	—	130
Foreign currency transaction loss	—	—	—	1,283	—	1,283
Loss on foreign currency derivative contracts	—	467	—	—	—	467
Intercompany expenses	—	—	1	78,881	(78,882)	—

Total expenses	598	83,126	588,567	241,787	(78,882)	835,196

(Loss) income before income taxes	(96,746)	(105,831)	(38,538)	10,640	131,795	(98,680)
Income tax (benefit) expense	(1,603)	(9,683)	(15,332)	6,186	—	(20,432)

Net (loss) income	(95,143)	(96,148)	(23,206)	4,454	131,795	(78,248)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,966)	(1,966)

Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(95,143)	(96,148)	(23,206)	4,454	129,829	(80,214)
Other comprehensive loss:	—	—	—	(16,242)	—	(16,242)

Comprehensive (loss) income	(95,143)	(96,148)	(23,206)	(11,788)	131,795	(94,490)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(653)	(653)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(95,143)	$(96,148)	$(23,206)	$(11,788)	$131,142	$(95,143)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(22) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013
(in thousands)

Cash flows from operating activities	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(95,143)	$(96,148)	$(23,206)	$4,454	$131,795	$(78,248)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	48,459	6,971	—	55,430
Amortization	—	—	8,199	1,566	—	9,765
Deferred rent expense	—	—	676	297	—	973
Deferred income taxes	(252)	(9,901)	(16,696)	(1,059)	—	(27,908)
Stock—based compensation	597	—	—	—	—	597
Provision for doubtful accounts	—	—	8,322	3,824	—	12,146
Loss on sale leaseback transaction	—	—	313	—	—	313
Loss on the sale of property and equipment	—	—	277	59	—	336
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss on foreign currency transactions	—	—	—	143	—	143
Loss on foreign currency derivative contracts	—	467	—	—	—	467
Amortization of debt discount	—	1,116	75	—	—	1,191
Amortization of loan costs	—	5,595	—	—	—	5,595
Equity interest in net loss (earnings) of joint ventures	96,148	23,577	12,530	(6)	(131,795)	454
Distribution received from unconsolidated joint ventures	—	—	21			21
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	(5)	(17,339)	(25,226)	—	(42,570)
Income taxes payable	30	1,247	(1,673)	416	—	20
Inventories	—	—	(210)	108	—	(102)
Prepaid expenses	—	(37)	3,462	119	—	3,544
Intercompany payable / receivable	(633)	(4,840)	(3,047)	8,520	—	—
Accounts payable and other current liabilities	(754)	223	24,007	5,897	—	29,373
Accrued deferred compensation	—	—	1,108	236	—	1,344
Accrued expenses / other current liabilities	—	(377)	13,434	3,942	—	16,999

Net cash (used in) provided by operating activities	(7)	(79,083)	57,252	10,261	—	(11,577)
Cash flows from investing activities
Purchases of property and equipment	—	—	(34,223)	(6,521)	—	(40,744)
Acquisition of medical practices	—	(45,500)	(20,857)	(2,302)	—	(68,659)
Purchase of noncontrolling interest—non-redeemable	—	(1,509)	—	—	—	(1,509)
Restricted cash associated with medical practice acquisitions	—	(2)	(3,766)	—	—	(3,768)
Proceeds from the sale of property and equipment	—	—	78	—	—	78
Loans to employees	—	—	(211)	(1)	—	(212)
Intercompany notes to / from affiliates	—	(2,100)	(542)	2,642	—	—
Contribution of capital to joint venture entities	—	(992)	(935)	—	935	(992)
Distributions received from joint venture entities	—	712	2,023	—	(2,735)	—
Proceeds from the sale of equity interest in a joint venture	—	—	1,460	—	—	1,460
Payment of foreign currency derivative contracts	—	(171)	—	—	—	(171)
Premiums on life insurance policies	—	—	(997)	(237)	—	(1,234)
Change in other assets and other liabilities	—	(248)	(1,988)	24	—	(2,212)

Net cash used in by investing activities	—	(49,810)	(59,958)	(6,395)	(1,800)	(117,963)
Cash flows from financing activities
Proceeds from issuance of debt	—	284,750	16,675	4,638	—	306,063
Principal repayments of debt	—	(154,500)	(11,248)	(5,684)	—	(171,432)
Repayments of finance obligation	—	—	(182)	—	—	(182)
Proceeds from equity contribution	—	—	—	1,700	(1,700)	—
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	765	765
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(2,211)	(2,211)
Payments of loan costs	—	(1,359)	—	—	—	(1,359)
Cash distributions to shareholders	—	—	—	(4,946)	4,946	—

Net cash (used in) provided by financing activities	—	128,891	5,245	(4,292)	1,800	131,644

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(52)	—	(52)
Net (decrease) increase in cash and cash equivalents	(7)	(2)	2,539	(478)	—	2,052
Cash and cash equivalents, beginning of period	168	124	6,545	8,573	—	15,410

Cash and cash equivalents, end of period	$161	$122	$9,084	$8,095	$—	$17,462

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(22) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$168	$124	$6,545	$8,573	$—	$15,410
Accounts receivable, net	—	—	47,231	39,638	—	86,869
Intercompany receivables	1,425	—	101,763	—	(103,188)	—
Prepaid expenses	—	90	5,320	633	—	6,043
Inventories	—	—	3,241	656	—	3,897
Deferred income taxes	(68)	(2,697)	3,017	288	—	540
Other	—	319	7,065	45	—	7,429

Total current assets	1,525	(2,164)	174,182	49,833	(103,188)	120,188
Equity investments in subsidiaries	(534)	802,705	102,230	49	(903,875)	575
Property and equipment, net	—	—	186,084	34,966	—	221,050
Real estate subject to finance obligation	—	—	16,204	—	—	16,204
Goodwill	—	—	413,984	71,875	—	485,859
Intangible assets, net	—	—	15,555	19,489	—	35,044
Other assets	—	22,082	13,236	8,063	—	43,381
Intercompany note receivable	—	1,750	232	—	(1,982)	—

Total assets	$991	$824,373	$921,707	$184,275	$(1,009,045)	$922,301

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$372	$20,690	$6,476	$—	$27,538
Intercompany payables	—	92,937	—	10,251	(103,188)	—
Accrued expenses	—	12,079	26,017	8,305	—	46,401
Income taxes payable	(1,273)	1,547	1,262	1,415	—	2,951
Current portion of long-term debt	—	—	6,424	4,641	—	11,065
Current portion of finance obligation	—	—	287	—	—	287
Other current liabilities	—	—	3,940	3,744	—	7,684

Total current liabilities	(1,273)	106,935	58,620	34,832	(103,188)	95,926
Long-term debt, less current portion	—	730,538	19,561	1,204	—	751,303
Finance obligation, less current portion	—	—	16,905	—	—	16,905
Other long-term liabilities	—	—	16,272	5,858	—	22,130
Deferred income taxes	(156)	(12,566)	15,726	3,198	—	6,202
Intercompany note payable	—	—	—	1,982	(1,982)	—

Total liabilities	(1,429)	824,907	127,084	47,074	(105,170)	892,466
Noncontrolling interests—redeemable	—	—	—	—	11,368	11,368
Total 21st Century Oncology Holdings, Inc. shareholder's equity (deficit)	2,420	(534)	794,623	137,201	(931,290)	2,420
Noncontrolling interests—nonredeemable	—	—	—	—	16,047	16,047

Total equity	2,420	(534)	794,623	137,201	(915,243)	18,467

Total liabilities and equity	$991	$824,373	$921,707	$184,275	$(1,009,045)	$922,301

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(22) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2012
(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$447,178	$239,038	$—	$686,216
Other revenue	—	—	8,883	(331)	—	8,552
(Loss) income from equity investment	(149,911)	(57,470)	(3,257)	13	209,808	(817)
Intercompany revenue	—	756	73,980	—	(74,736)	—

Total revenues	(149,911)	(56,714)	526,784	238,720	135,072	693,951
Expenses:
Salaries and benefits	3,257	—	278,247	91,152	—	372,656
Medical supplies	—	—	49,365	12,224	—	61,589
Facility rent expenses	—	—	33,541	6,261	—	39,802
Other operating expenses	—	—	26,264	12,724	—	38,988
General and administrative expenses	1	1,529	66,485	14,221	—	82,236
Depreciation and amortization	—	3,711	53,491	7,691	—	64,893
Provision for doubtful accounts	—	—	11,545	5,371	—	16,916
Interest expense, net	(2)	73,964	2,661	871	—	77,494
Electronic health records incentive income	—	—	(2,256)	—	—	(2,256)
Early extinguishment of debt	—	4,473	—	—	—	4,473
Fair value adjustment of earn-out liability and noncontrolling interests-redeemable	—	—	—	1,219	—	1,219
Impairment loss	—	—	81,021	—	—	81,021
Foreign currency transaction loss	—	—	—	339	—	339
Loss on foreign currency derivative contracts	—	1,165	—	—	—	1,165
Intercompany expenses	—	—	—	74,736	(74,736)	—

Total expenses	3,256	84,842	600,364	226,809	(74,736)	840,535

(Loss) income before income taxes	(153,167)	(141,556)	(73,580)	11,911	209,808	(146,584)
Income tax (benefit) expense	8,573	8,022	(16,047)	3,997	—	4,545

Net (loss) income	(161,740)	(149,578)	(57,533)	7,914	209,808	(151,129)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(3,079)	(3,079)

Net (loss) income attributable to 21st Oncology Holdings, Inc. shareholder	(161,740)	(149,578)	(57,533)	7,914	206,729	(154,208)
Other comprehensive loss:	—	(333)	—	(7,882)	—	(8,215)

Comprehensive (loss) income	(161,740)	(149,911)	(57,533)	32	209,808	(159,344)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable:	—	—	—	—	(2,396)	(2,396)

Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(161,740)	$(149,911)	$(57,533)	$32	$207,412	$(161,740)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(22) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012
(in thousands)

Cash flows from operating activities	Parent	21C	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(161,740)	$(149,578)	$(57,533)	$7,914	$209,808	$(151,129)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	46,835	6,217	—	53,052
Amortization	—	3,711	6,656	1,474	—	11,841
Deferred rent expense	—	—	993	241	—	1,234
Deferred income taxes	3,759	157	(3,919)	(2,020)	—	(2,023)
Stock-based compensation	3,257	—	—	—	—	3,257
Provision for doubtful accounts	—	—	11,545	5,371	—	16,916
Loss on the sale of property and equipment	—	—	361	387	—	748
Amortization of termination of interest rate swap	—	958	—	—	—	958
Write-off of loan costs	—	525	—	—	—	525
Early extinguishment of debt	—	4,473	—	—	—	4,473
Termination of derivative interest rate swap agreements	—	(972)	—	—	—	(972)
Loss on fair value adjustment of noncontrolling interests- redeemable	—	—	—	175	—	175
Impairment loss	—	—	80,875	146	—	81,021
Loss on foreign currency transactions	—	—	—	33	—	33
Loss on foreign currency derivative contracts	—	1,165	—	—	—	1,165
Amortization of debt discount	—	798	—	—	—	798
Amortization of loan costs	—	5,434	—	—	—	5,434
Equity interest in net loss (earnings) of joint ventures	149,911	57,470	3,257	(13)	(209,808)	817
Distribution received from unconsolidated joint ventures	—	—	9	—	—	9
Changes in operating assets and liabilities:						—
Accounts receivable and other current assets	4	—	(17,306)	(4,276)	—	(21,578)
Income taxes payable	(1,147)	(6)	(1,066)	98	—	(2,121)
Inventories	—	—	954	(315)	—	639
Prepaid expenses	—	(38)	3,102	198	—	3,262
Intercompany payable / receivable	5,868	7,259	(8,835)	(5,656)	1,364	—
Accounts payable and other current liabilities	—	(237)	(1,369)	1,605	—	(1)
Accrued deferred compensation	—	—	1,160	179	—	1,339
Accrued expenses / other current liabilities	—	4,277	(2,065)	4,046	—	6,258

Net cash (used in) provided by operating activities	(88)	(64,604)	63,654	15,804	1,364	16,130
Cash flows from investing activities
Purchases of property and equipment	—	—	(23,651)	(7,025)	—	(30,676)
Acquisition of medical practices	—	—	(25,812)	(50)	—	(25,862)
Proceeds from the sale of property and equipment	—	—	2,987	—	—	2,987
Loans to employees	—	—	(68)	—	—	(68)
Purchase of joint venture interests	—	—	—	—	(1,364)	(1,364)
Intercompany notes to / from affiliates	—	(1,750)	(232)	1,982	—	—
Contribution of capital to joint venture entities	—	(489)	(225)	—	—	(714)
Distributions received from joint venture entities	—	1,539	4,979	—	(6,518)	—
Payment of foreign currency derivative contracts	—	(670)	—	—	—	(670)
Premiums on life insurance policies	—	—	(1,099)	(214)	—	(1,313)
Change in other assets and other liabilities	—	11	272	87	—	370

Net cash (used in) provided by investing activities	—	(1,359)	(42,849)	(5,220)	(7,882)	(57,310)
Cash flows from financing activities
Proceeds from issuance of debt	—	445,845	267	2,051	—	448,163
Principal repayments of debt	—	(365,360)	(15,151)	(2,833)	—	(383,344)
Repayments of finance obligation	—	—	(109)	—	—	(109)
Payments of notes receivable from shareholder	72	—	—	—	—	72
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(3,920)	(3,920)
Payment of loan costs	—	(14,437)	—	—	—	(14,437)
Cash distributions to shareholders	—	—	—	(10,438)	10,438	—

Net cash provided by (used in) financing activities	72	66,048	(14,993)	(11,220)	6,518	46,425

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(12)	—	(12)
Net (decrease) increase in cash and cash equivalents	(16)	85	5,812	(648)	—	5,233
Cash and cash equivalents, beginning of period	184	39	733	9,221	—	10,177

Cash and cash equivalents, end of period	$168	$124	$6,545	$8,573	$—	$15,410

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(22) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2011
(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$435,258	$203,432	$—	$638,690
Other revenue	—	1	6,574	488	—	7,063
(Loss) income from equity investment	(363,552)	(342,738)	2,633	(6)	702,627	(1,036)
Intercompany revenue	—	742	80,897	2	(81,641)	—

Total revenues	(363,552)	(341,995)	525,362	203,916	620,986	644,717
Expenses:
Salaries and benefits	1,461	—	263,483	61,838	—	326,782
Medical supplies	—	—	46,590	5,248	—	51,838
Facility rent expenses	—	—	28,902	4,473	—	33,375
Other operating expenses	—	—	23,768	10,224	—	33,992
General and administrative expenses	6	1,929	68,500	11,253	—	81,688
Depreciation and amortization	—	928	46,764	6,392	—	54,084
Provision for doubtful accounts	—	—	11,276	4,841	—	16,117
Interest expense, net	(6)	58,433	2,482	(253)	—	60,656
Impairment loss	—	—	359,857	782	—	360,639
Loss (gain) on investments	—	—	251	(1)	—	250
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Foreign currency transaction loss	—	—	—	106	—	106
Loss on foreign currency derivative contracts	—	672	—	—	—	672
Intercompany expenses	—	—	2	81,639	(81,641)	—

Total expenses	1,461	61,962	851,641	186,542	(81,641)	1,019,965

(Loss) income before income taxes	(365,013)	(403,957)	(326,279)	17,374	702,627	(375,248)
Income tax (benefit) expense	(9,735)	(37,977)	16,547	5,800	—	(25,365)

Net (loss) income	(355,278)	(365,980)	(342,826)	11,574	702,627	(349,883)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(3,558)	(3,558)

Net (loss) income attributable to 21st Oncology Holdings, Inc. shareholder	(355,278)	(365,980)	(342,826)	11,574	699,069	(353,441)
Other comprehensive income (loss):	—	2,428	—	(4,909)	—	(2,481)

Comprehensive (loss) income	(355,278)	(363,552)	(342,826)	6,665	702,627	(352,364)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable:	—	—	—	—	(2,914)	(2,914)

Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(355,278)	$(363,552)	$(342,826)	$6,665	$699,713	$(355,278)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 and 2011

(22) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(355,278)	$(365,980)	$(342,826)	$11,574	$702,627	$(349,883)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	40,822	5,150	—	45,972
Amortization	—	928	5,942	1,242	—	8,112
Deferred rent expense	—	—	1,069	202	—	1,271
Deferred income taxes	(2,141)	(38,285)	11,220	403	425	(28,378)
Stock-based compensation	1,461	—	—	—	—	1,461
Provision for doubtful accounts	—	—	11,276	4,841	—	16,117
Loss on the sale of property and equipment	—	—	235	—	—	235
Termination of derivative interest rate swap agreements	—	(1,880)	—	—	—	(1,880)
Impairment loss	—	—	359,857	782	—	360,639
Loss on investments	—	—	251	(1)	—	250
Gain on fair value adjustment of previously held equity investment	—	—	(234)	—	—	(234)
Loss on foreign currency transactions	—	—	—	98	—	98
Loss on foreign currency derivative contracts	—	672	—	—	—	672
Amortization of debt discount	—	847	—	—	—	847
Amortization of loan costs	—	4,524	—	—	—	4,524
Equity interest in net loss (earnings) of joint ventures	363,552	342,738	(2,633)	6	(702,627)	1,036
Distribution received from unconsolidated joint ventures	—	—	52	—	—	52
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	—	(11,807)	(8,973)	—	(20,780)
Income taxes payable	(568)	5,533	(7,076)	(1,684)	(598)	(4,393)
Inventories	—	—	(1,522)	(100)	—	(1,622)
Prepaid expenses	—	(7)	2,536	310	—	2,839
Intercompany payable / receivable	(7,177)	61,149	(56,738)	2,593	173	—
Accounts payable	—	(15)	4,338	(1,515)	—	2,808
Accrued expenses	—	1,424	2,432	1,145	—	5,001

Net cash (used in) provided by operating activities	(151)	11,648	17,194	16,073	—	44,764
Cash flows from investing activities
Purchases of property and equipment	—	—	(30,733)	(5,879)	—	(36,612)
Acquisition of medical practices	—	—	(63,843)	3,957	—	(59,886)
Proceeds from the sale of property and equipment	—	—	6	—	—	6
Repayments from (loans to) employees	—	—	346	(8)	—	338
Intercompany notes to / from affiliates	—	—	—	—	—	—
Contribution of capital to joint venture entities	—	(57,647)	(299)	—	57,147	(799)
Distributions received from joint venture entities	—	1,379	6,442	—	(7,240)	581
Proceeds from sale of equity interest in a joint venture	—	—	4,432	—	(4,120)	312
Proceeds from sale of investments	—	—	1,035	—	—	1,035
Purchase of investments	—	—	—	(79)	—	(79)
Payment of foreign currency derivative contracts	—	(1,486)	—	—	—	(1,486)
Change in other assets and other liabilities	3	(1)	(233)	39	—	(192)

Net cash (used in) provided by investing activities	3	(57,755)	(82,847)	(1,970)	45,787	(96,782)
Cash flows from financing activities
Proceeds from issuance of debt	—	97,375	11,408	2,422	—	111,205
Principal repayments of debt	—	(46,500)	(10,711)	(566)	—	(57,777)
Repayments of finance obligation	—	—	(95)	—	—	(95)
Proceeds from equity contributions	3	—	57,147	—	(57,147)	3
Payments of notes receivable from shareholder	50	—	—	—	—	50
Proceeds from issuance of noncontrolling interest	—	—	—	—	4,120	4,120
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(4,428)	(4,428)
Consolidation of noncontrolling interest	—	—	—	(33)	—	(33)
Payment of loan costs	—	(4,809)	—	—	—	(4,809)
Cash distributions to shareholders	—	—	—	(11,668)	11,668	—

Net cash provided by (used in) financing activities	53	46,066	57,749	(9,845)	(45,787)	48,236

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(18)	—	(18)
Net (decrease) increase in cash and cash equivalents	(95)	(41)	(7,904)	4,240	—	(3,800)
Cash and cash equivalents, beginning of period	279	80	8,637	4,981	—	13,977

Cash and cash equivalents, end of period	$184	$39	$733	$9,221	$—	$10,177

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2014.

21ST CENTURY ONCOLOGY HOLDINGS, INC. (Registrants)
By:	/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D. Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ JAMES L. ELROD, JR. James L. Elrod, Jr.	Director	April 30, 2014
/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2014
/s/ BRYAN J. CAREY Bryan J. Carey	President, Vice Chairman, Chief Financial Officer and Director (Principal Financial Officer)	April 30, 2014
/s/ JOSEPH BISCARDI Joseph Biscardi	Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer (Principal Accounting Officer)	April 30, 2014
/s/ ROBER L. ROSNER Robert L. Rosner	Director	April 30, 2014
/s/ ERIN L. RUSSELL Erin L. Russell	Director	April 30, 2014
/s/ JAMES H. RUBENSTEIN, M.D. James H. Rubenstein, M.D.	Medical Director and Director	April 30, 2014
/s/ HOWARD M. SHERIDAN, M.D. Howard M. Sheridan, M.D.	Director	April 30, 2014

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering the registrant's last fiscal year and no proxy material have been sent to security holders with respect to any annual or other meeting of security holders.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement, dated January 1, 2009, among Radiation Therapy Services International, Inc., Medical Developers, LLC, Lisdey, S.A., Alejandro Dosoretz and Bernardo Dosoretz, for the purchase of membership interests in Medical Developers, LLC, incorporated herein by reference to Exhibit 2.1 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.*
2.2
Investment Agreement, dated as of June 22, 2013, among Radiation Therapy Services, Inc. and OnCure Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on June 26, 2013.*
3.1
Amended and Restated Articles of Incorporation of 21st Century Oncology, Inc. (formerly known as Radiation Therapy Services, Inc.), incorporated herein by reference to Exhibit 3.1 to 21st Century Oncology Holdings, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
3.2
Bylaws of 21st Century Oncology, Inc. (formerly known as Radiation Therapy Services, Inc.), incorporated herein by reference to Exhibit 3.2 to 21st Century Oncology Holdings, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
3.3
Certificate of Incorporation of 21st Century Oncology Holdings, Inc. (formerly known as Radiation Therapy Services Holdings, Inc.), incorporated herein by reference to Exhibit 3.3 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
3.4
Certificate of Amendment of the Certificate of Incorporation of 21st Century Oncology Holdings, Inc. (formerly known as Radiation Therapy Services Holdings, Inc.), incorporated herein by reference to Exhibit 3.4 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K, filed on March 11, 2011.
3.5
Certificate of Amendment of the Certificate of Incorporation of 21st Century Oncology Holdings, Inc. (formerly known as Radiation Therapy Services Holdings, Inc.), incorporated herein by reference to Exhibit 3.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 11, 2013.
3.6
Bylaws of 21st Century Oncology Holdings, Inc. (formerly known as Radiation Therapy Services Holdings, Inc.), incorporated herein by reference to Exhibit 3.4 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
4.1
Indenture, dated April 20, 2010, by and among Radiation Therapy Services, Inc., each guarantor named therein as guarantors and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.2 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
4.2
First Supplemental Indenture, dated as of June 24, 2010, by and among Phoenix Management Company, LLC, Carolina Regional Cancer Center, LLC, Atlantic Urology Clinics, LLC, Radiation Therapy Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.3 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
4.3	Second Supplemental Indenture, dated as of September 29, 2010, by and Derm-Rad Investment Company, LLC, 21st Century Oncology of Pennsylvania, Inc., Gettysburg Radiation, LLC, Carolina Radiation and Cancer Treatment Center, Inc., 21st Century Oncology of Kentucky, LLC, New England Radiation Therapy Management Services, Inc. and Radiation Therapy School for Radiation Therapy Technology, Inc., Radiation Therapy Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.4 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
4.4
Third Supplemental Indenture, dated as of March 1, 2011, by and among Radiation Therapy Services, Inc. each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on March 7, 2011.
4.5	Form of 9 7/8% Senior Subordinated Notes Due 2017, incorporated herein by reference to Exhibit 4.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on March 7, 2011.
4.6
Fourth Supplemental Indenture, dated as of March 30, 2011, by and among Aurora Technology Development, LLC, Radiation Therapy Services, Inc. each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.7 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on April 1, 2011.
4.7
Fifth Supplemental Indenture, dated as of September 30, 2011 by and among Radiation Therapy Services, Inc., 21st Century Oncology Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.8 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 8, 2011.
4.8
Sixth Supplemental Indenture, dated as of January 25, 2012, by and among Radiation Therapy Services, Inc., Goldsboro Radiation Therapy Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association., incorporated herein by reference to Exhibit 4.9 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012.
4.9
Indenture, dated as of May 10, 2012, among Radiation Therapy Services, Inc., the guarantors named therein as guarantors and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on May 14, 2012.
4.10
Registration Rights Agreement, dated as of May 10, 2012, among Radiation Therapy Services, Inc., the guarantors named therein as guarantors and Wells Fargo Securities, LLC, Morgan Stanley & Co. LLC and SunTrust Robinson Humphrey, Inc., incorporated herein by reference to Exhibit 4.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on May 14, 2012.
4.11
Seventh Supplemental Indenture, dated as of May 10, 2012, by and among Radiation Therapy Services, Inc., AHLC, LLC, Asheville CC, LLC, Sampson Simulator, LLC and Sampson Accelerator, LLC, each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.3 to 21st Century Oncology Holdings, Inc.'s' Quarterly Report on Form 10-Q filed on May 15, 2012.

Exhibit Number	Description
4.12	Indenture, dated as of October 25, 2013, by and among OnCure Holdings, Inc., its subsidiaries named therein, Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and its subsidiaries named therein and Wilmington Trust, National Association as trustee and collateral agent, incorporated herein by reference to Exhibit 4.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on October 30, 2013.
4.13
First Supplemental Indenture, dated as of October 30, 2013, by and among OnCure Holdings, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent, to the Indenture, dated as of May 10, 2012, by and among Radiation Therapy Services, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent, incorporated herein by reference to Exhibit 4.3 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2013.
4.14
Eighth Supplemental Indenture, dated as of August 22, 2013, among Radiation Therapy Services, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated as of April 20, 2010, by and among Radiation Therapy Services, Inc., each guarantor named therein and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.3 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2013.
4.15
Ninth Supplemental Indenture, dated as of October 30, 2013, by and among Radiation Therapy Services, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated as of April 20, 2010, by and among Radiation Therapy Services, Inc., each guarantor named therein and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.4 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2013.
10.1
Management Agreement, dated February 21, 2008, among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., Radiation Therapy Investments, LLC and Vestar Capital Partners, Inc., incorporated herein by reference to Exhibit 10.7 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.2
Amended and Restated Securityholders Agreement, dated March 25, 2008, by and among Radiation Therapy Investments, LLC and the other Securityholders party thereto, incorporated herein by reference to Exhibit 10.8 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.3
Form of Management Stock Contribution and Unit Subscription Agreement (Preferred Units and Class A Units), incorporated herein by reference to Exhibit 10.9 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.4
Management Stock Contribution and Unit Subscription Agreement (Preferred Units and Class A Units), dated February 21, 2008, by and between Radiation Therapy Investments, LLC and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.10 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.5
Form of Management Unit Subscription Agreement (Class B Units and Class C Units), incorporated herein by reference to Exhibit 10.11 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

Exhibit Number	Description
10.6	Purchase and Sale Agreement, dated September 30, 2008, among Nationwide Health Properties, Inc., 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., Maryland Radiation Therapy Management Services, LLC f/k/a Maryland Radiation Therapy Management Services, Inc., Phoenix Management Company, LLC and American Consolidated Technologies, LLC for certain properties located in Florida, Maryland and Michigan, incorporated herein by reference to Exhibit 10.12 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.7
Master Lease, dated September 30, 2008, among Nationwide Health Properties, Inc., 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc., Maryland Radiation Therapy Management Services, LLC f/k/a Maryland Radiation Therapy Management Services, Inc., Phoenix Management Company, LLC and American Consolidated Technologies, LLC for certain facilities located in Florida, Maryland and Michigan, incorporated herein by reference to Exhibit 10.13 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.8
Master Lease, dated March 31, 2010, as amended by that certain First Amendment to Master Lease, dated April 15, 2010, among Theriac Rollup, LLC, and its wholly-owned subsidiaries as Landlord and Arizona Radiation Therapy Management Services, Inc., 21st Century Oncology, LLC, 21st Century Oncology Management Services, Inc., 21st Century Oncology of El Segundo, LLC, 21st Century Oncology of Kentucky, LLC, Nevada Radiation Therapy Management Services, Inc., West Virginia Radiation Therapy Services, Inc., 21st Century Oncology of New Jersey, Inc., Central Massachusetts Comprehensive Cancer Center, LLC, Jacksonville Radiation Therapy Services, Inc., 21st Century Oncology of Jacksonville, Inc., California Radiation Therapy Management Services, Inc. and Palms West Radiation Therapy, LLC, collectively as Tenant for certain facilities located in Arizona, California, Florida, Kentucky, Massachusetts, New Jersey, Nevada and West Virginia, as guaranteed by Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.14 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.9
Master Lease Agreement, dated December 21, 2010, between Theriac Rollup 2, LLC and West Virginia Radiation Therapy Services, Inc. for premises in Princeton, West Virginia, incorporated herein by reference to Exhibit 10.21 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 11, 2011.
10.10
Master Lease, dated March 31, 2010, among Theriac Rollup, LLC, and its wholly owned subsidiaries as Landlord and Arizona Radiation Therapy Management Services, Inc., 21st Century Oncology, LLC, 21st Century Oncology Management Services, Inc., 21st Century Oncology of El Segundo, LLC, 21st Century Oncology of Kentucky, LLC, Nevada Radiation Therapy Management Services, Inc., West Virginia Radiation Therapy Services, Inc., 21st Century Oncology of New Jersey, Inc., Central Massachusetts Comprehensive Cancer Center, LLC, Jacksonville Radiation Therapy Services, Inc., 21st Century Oncology of Jacksonville, Inc., California Radiation Therapy Management Services, Inc. and Palms West Radiation Therapy, LLC, collectively as Tenant for certain facilities located in Arizona, California, Florida, Kentucky, Massachusetts, New Jersey, Nevada and West Virginia, as guaranteed by Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.23 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.11	Administrative Services Agreement, dated January 1, 1997, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between New York Radiation Therapy Management Services, Incorporated and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Addendum to Administrative Services Agreement, dated January 1, 2011, between New York Radiation Therapy Management Services, LLC f/k/a New York Radiation Therapy Management Services, Inc. and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to 21st Century Oncology, Inc.'s Annual Report on Form 10-K filed on March 11, 2011), Addendum to Administrative Services Agreement, dated January 1, 2012, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012), Addendum to Administrative Services Agreement, dated January 1, 2013, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 28, 2013) and Addendum to Administrative Services Agreement, dated January 1, 2014, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A.¥
10.12
Administrative Services Agreement, dated January 1, 2002, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2002, Addendum to Administrative Services Agreement, dated January 1, 2004, Addendum to Administrative Services Agreement, dated January 1, 2005, Addendum to Administrative Services Agreement, dated January 1, 2006, Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between North Carolina Radiation Therapy Management Services, LLC f/k/a North Carolina Radiation Therapy Management Services, Inc. and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Addendum to Administrative Services Agreement, dated January 1, 2011, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology, Inc.'s Annual Report on Form 10-K filed on March 11, 2011), Addendum to Administrative Services Agreement, dated January 1, 2012, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012), Addendum to Administrative Services Agreement, dated January 1, 2013, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 28, 2013) and Addendum to Administrative Services Agreement, dated January 1, 2014, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A.¥

Exhibit Number	Description
10.13	Administrative Services Agreement, dated January 9, 1998, as amended by that certain Amendment to Administrative Services Agreement, dated January 1, 1999, Amendment to Administrative Services Agreement, dated January 1, 1999, Amendment to Administrative Services Agreement, January 1, 2001, Amendment to Administrative Services Agreement, January 1, 2002, Amendment to Administrative Services Agreement, January 1, 2003, Amendment to Administrative Services Agreement, January 1, 2004, Amendment to Administrative Services Agreement, January 1, 2005, Amendment to Administrative Services Agreement, January 1, 2006, and Amendment to Administrative Services Agreement, August 1, 2006, between Nevada Radiation Therapy Management Services, Incorporated and Michael J. Katin, M.D., Prof. Corp., incorporated herein by reference to Exhibit 10.51 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.14
Administrative Services Agreement, dated October 31, 1998, as amended by that certain Amendment to Administrative Services Agreement effective April 1, 2005, Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between Maryland Radiation Therapy Management Services LLC f/k/a Maryland Radiation Therapy Management Services, Inc. and Katin Radiation Therapy, P.A. (incorporated herein by reference to Exhibit 10.52 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010) and Addendum to Administrative Services Agreement, dated January 1, 2011, between Maryland Radiation Therapy Management Services, LLC and Katin Radiation Therapy, P.A. (incorporated herein by reference to Exhibit 10.52 to 21st Century Oncology, Inc.'s Annual Report on Form 10-K filed on March 11, 2011).
10.15
Professional Services Agreement, dated January 1, 2005, between Berlin Radiation Therapy Treatment Center, LLC and Katin Radiation Therapy, P.A., incorporated herein by reference to Exhibit 10.53 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.16
Independent Contractor Agreement, dated October 18, 2005, between Katin Radiation Therapy, P.A. and Ambergris, LLC, incorporated herein by reference to Exhibit 10.54 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.17
Administrative Services Agreement, dated August 1, 2003, as amended by that certain Amendment to Administrative Services Agreement, dated January 1, 2005, between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation, incorporated herein by reference to Exhibit 10.55 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.18
Management Services Agreement, dated May 1, 2006, between 21st Century Oncology of California, a Medical Corporation and California Radiation Therapy Management Services, Inc., as successor by assignment pursuant to that certain Assignment and Assumption Agreement, dated May 1, 2006, between California Radiation Therapy Management Services, Inc. and LHA, Inc., as amended by that certain Addendum to Management Services Agreement, dated August 1, 2006, Second Amendment to Management Services Agreement, dated November 1, 2006, and Third Addendum to Management Services Agreement, dated August 1, 2007, for premises in Palm Desert, Santa Monica and Beverly Hills, California, incorporated herein by reference to Exhibit 10.56 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.19	Management Services Agreement, dated June 1, 2005, as amended by that certain Addendum, dated January 1, 2006, between New England Radiation Therapy Management Services, Inc. and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.59 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010, and Addendum, dated January 1, 2007, between New England Radiation Therapy Management Services, Inc. and Massachusetts Oncology Services, P.C.¥
10.20
Professional Services Agreement, dated January 1, 2009, between Radiosurgery Center of Rhode Island, LLC and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.60 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010, as amended by that certain Agreement, dated June 10, 2013, by and among New England Radiation Therapy Management Services, Inc., Rhode Island Hospital, Radiosurgery Center of Rhode Island, LLC and Financial Services of Southwest Florida, LLC.¥
10.21
Transition Agreement and Stock Pledge, dated 2008, among 21st Century Oncology—CHW, LLC, Redding Radiation Oncologists, P.C. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.63 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.22
Transition Agreement and Stock Pledge, dated August 2007, among American Consolidated Technologies, LLC, RADS, PC Oncology Professionals and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.64 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.23
Transition Agreement and Stock Pledge, dated August 2007, among Phoenix Management Company, LLC, American Oncologic Associates of Michigan, P.C. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.63 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.24
Transition Agreement and Stock Pledge, dated August 2007, among Phoenix Management Company, LLC, X-Ray Treatment Center, P.C. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.66 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.25
Transition Agreement and Stock Pledge, dated June 1, 2005, among New England Radiation Therapy Management Services, Inc., Massachusetts Oncology Services, P.C., Daniel E. Dosoretz, M.D. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.67 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.26
Transition Agreement and Stock Pledge, dated September 3, 2003, among California Radiation Therapy Management Services, Inc., 21st Century Oncology of California, A Medical Corporation and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.68 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.27
Transition Agreement and Stock Pledge, dated August 1, 2002, among North Carolina Radiation Therapy Management Services, LLC f/k/a North Carolina Radiation Therapy Management Services, Inc., Radiation Therapy Associates of Western North Carolina, P.A. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.69 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.28
Executive Employment Agreement, dated effective as of February 21, 2008, between Radiation Therapy Services, Inc. and James H. Rubenstein, M.D., incorporated herein by reference to Exhibit 10.77 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+

Exhibit Number	Description
10.29	Executive Employment Agreement, dated effective as of February 21, 2008, as amended by that certain Amendment to Executive Employment Agreement, dated December 15, 2008 (incorporated herein by reference to Exhibit 10.78 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Second Amendment to Executive Employment Agreement, dated February 2, 2011, between Radiation Therapy Services, Inc. and Norton Travis (incorporated herein by reference to Exhibit 10.78 to 21st Century Oncology, Inc.'s Annual Report on Form 10-K filed on March 11, 2011) and Third Amendment to Executive Employment Agreement, dated as of June 11, 2012, by and among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and Norton Travis (incorporated herein by reference to Exhibit 10.7 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012).+
10.30
Executive Employment Agreement, dated effective as of February 21, 2008, between Radiation Therapy Services, Inc. and Howard Sheridan, incorporated herein by reference to Exhibit 10.79 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.31
Physician Employment Agreement, dated effective as of July 1, 2003, as amended by that certain Amendment to Physician Employment Agreement, dated January 1, 2006, Second Amendment to Physician Employment Agreement, dated October 1, 2006, and Third Amendment to Physician Employment Agreement, dated January 1, 2007, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Constantine A. Mantz, M.D., incorporated herein by reference to Exhibit 10.80 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010 and as further amended by that certain Fourth Amendment to Physician Employment Agreement, dated November 11, 2009, Fifth Amendment to Physician Employment Agreement, dated August 2011, and Sixth Amendment to Physician Employment Agreement, dated September 2013, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Constantine Mantz, M.D.¥
10.32
Physician Employment Agreement, dated effective as of January 1, 2002, as amended by that certain First Amendment to Physician Employment Agreement, dated effective as of July 1, 2002, Second Amendment to Physician Employment Agreement, dated effective as of March 24, 2007, and Third Amendment to Physician Employment Agreement, dated effective as of November 11, 2009, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Eduardo Fernandez, M.D., incorporated herein by reference to Exhibit 10.81 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.33
Physician Employment Agreement, dated February 21, 2008, as amended by that certain Amendment to Physician Employment Agreement, dated February 1, 2010, between James H. Rubenstein, M.D. and 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 10.82 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.34
Physician Sharing Agreement, dated effective as of August 1, 2003, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Radiation Therapy Associates of Western North Carolina, P.A., incorporated herein by reference to Exhibit 10.83 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.35
Personnel and Services Agreement, dated effective as of December 1, 2004, between Imaging Initiatives, Inc. and 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 10.84 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.36	Physician Sharing Agreement, dated as of October 1, 2006, between Katin Radiation Therapy, P.A. and 21st Century Oncology of Harford County, Maryland, LLC, incorporated herein by reference to Exhibit 10.88 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.37
Transition Agreement and Stock Pledge, dated May 14, 2013, by and between 21st Century Oncology of New Jersey, Inc., CancerCare of Southern New Jersey, P.C. f/k/a 21st Century Healthcare Associates, P.C. and Michael J. Katin, M.D.¥
10.38
Form of Indemnification Agreement (Directors and/or Officers), incorporated herein by reference to Exhibit 10.103 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.39
Amendment No. 1, dated as of November 24, 2010, to the Second Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, dated March 25, 2008, incorporated herein by reference to Exhibit 10.104 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.40
Amended and Restated Radiation Therapy Investments, LLC 2008 Unit Award Plan, adopted on February 21, 2008, as amended and restated on March 1, 2011, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on March 4, 2011.
10.41
Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Main Film B.V., Radiation Therapy Services, Inc., Radiation Therapy Investments, LLC, Alejandro Dosoretz, and Claudia Elena Kaplan Browntein de Dosoretz, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on March 7, 2011.
10.42
Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Main Film B.V., Bernardo Dosoretz, and Eduardo Chehtman, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on March 7, 2011.
10.43
Membership Interest Purchase Agreement, dated as of March 1, 2011, by and among Radiation Therapy Services International, Inc., Radiation Therapy Services, Inc., Radiation Therapy Investments, LLC, Bernardo Dosoretz and Eduardo Chehtman, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on March 7, 2011.
10.44
Contribution Agreement, dated March 1, 2011, by and between Radiation Therapy Investments, LLC and Alejandro Dosoretz, incorporated herein by reference to Exhibit 10.4 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on March 7, 2011.
10.45
Unit Repurchase Agreement, dated March 1, 2011, between Radiation Therapy Investments, LLC and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on March 4, 2011.
10.46	First Amended and Restated Facilities and Management Services Agreement, dated August 29, 2011, between 21st Century Oncology-CHW, LLC and Redding Radiation Oncologists, P.C.¥

Exhibit Number	Description
10.47	Asset Purchase Agreement, dated March 30, 2012 between 21st Century Oncology, LLC and Lakewood Ranch Oncology Center, LLC, Asset Purchase Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Urology Partners, P.A., Asset Purchase Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Florida Urology Specialists, P.A., Goodwill Purchase and Sale Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Joseph Bilik, M.D., Goodwill Purchase Agreement and Sale, dated March 30, 2012, between 21st Century Oncology, LLC and Matthew J. Perry, M.D., Goodwill Purchase and Sale Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and William J. Tingle, M.D., Goodwill Purchase and Sale Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Thomas H. Williams, M.D., and Goodwill Purchase and Sale Agreement, dated March 30, 2012, between 21st Century Oncology, LLC and Tracey B. Gapin, M.D., incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s' Quarterly Report on Form 10-Q filed on May 15, 2012.
10.48
Credit Agreement, dated as of May 10, 2012, among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the lenders party thereto from time to time, Wells Fargo Bank, National Association, as administrative agent and collateral agent and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on May 14, 2012.
10.49
Amendment Agreement, dated as of August 28, 2013, among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the subsidiaries identified therein, the lenders signatory thereto and Wells Fargo Bank, National Association as administrative agent and collateral agent, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on August 30, 2013.
10.50
Intercreditor Agreement, dated as of May 10, 2012, among Wells Fargo Bank, National Association Wilmington Trust, National Association and each collateral agent from time to time party thereto, incorporated herein by reference to Exhibit 10.126 to Amendment No. 1 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on June 15, 2012.
10.51
Third Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, dated as of June 11, 2012, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.
10.52
Amendment No. 1 to the Second Amended and Restated Securityholders Agreement, dated as of June 11, 2012, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.
10.53
Supplement No. 1 dated as of October 30, 2013 to the Guaranty and Collateral Agreement, dated as of May 10, 2012, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2013.
10.54
Supplement No. 2 dated as of October 30, 2013 to the Guaranty and Collateral Agreement, dated as of May 10, 2012, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2013.
10.55
Amended and Restated Executive Employment Agreement, dated as of June 11, 2012, by and among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.+
10.56
Amended and Restated Physician Employment Agreement, dated as of June 11, 2012, by and between 21st Century Oncology, Inc. and Daniel E. Dosoretz, M.D., incorporated herein by reference to Exhibit 10.4 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.+

Exhibit Number	Description
10.57	Asset Purchase Agreement, dated May 16, 2013, by and between 21st Century Oncology, LLC, Specialists in Urology, P.A., William Fighelsthaler, M.D., Earl J. Gurevitch, M.D., Steven W. Luke, M.D., Michael F. D'Angelo, M.D., Jonathan Jay, M.D., Rolando Rivera, M.D., David S. Harris, M.D., Carolyn Langford, D.O. and David Wilkinson, M.D.¥
10.58
Executive Employment Agreement, dated as of January 1, 2012, by and among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and Bryan J. Carey, incorporated herein by reference to Exhibit 10.5 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.+
10.59
Amended and Restated Master Lease, dated October 31, 2012, by and among Spirit SPE Portfolio 2012-3, LLC, Specialists in Urology Surgery Center, LLC, Specialists in Urology, P.A. and 21st Century Oncology, LLC, as a joining lessee under that certain Joinder and Assumption of Obligations Under Amended and Restated Master Lease Agreement, dated May 24, 2013, by and between Specialists in Urology, P.A. and 21st Century Oncology, LLC for certain facilities located in Naples, Bonita Springs, Fort Myers and Cape Coral, Florida.¥
10.60	Facility and Management Services Agreement, dated October 18, 2013, by and between U.S. Cancer Care, Inc. and 21st Century Oncology, LLC for certain facilities located in Florida.¥
10.61	Facility and Management Services Agreement, dated October 18, 2013, by and between U.S. Cancer Care, Inc. and 21st Century Oncology, LLC for certain facilities located in California.¥
10.62	Facilities and Management Services Agreement, dated July 15, 2013, by and between 21st Century Oncology of New Jersey, Inc. and CancerCare of Southern New Jersey, P.C.¥
10.63
Management Services Agreement, dated February 16, 2006, as amended by that certain Amendment Number 1 to Management Services Agreement, dated December 1, 2011, Amendment Number 2 to Management Services Agreement, dated March 6, 2012 and Amendment Number 3 to Management Services Agreement, dated October 1, 2013, by and between U.S. Cancer Care, Inc. and Coastal Radiation Oncology Medical Group, Inc.¥
10.64	Radiation Therapy Services Agreement, effective as of November 1, 2013, between South County Radiation Therapy, LLC and Massachusetts Oncology Services, P.C.¥
10.65	Radiation Therapy Services Agreement, effective as of November 1, 2013, between Roger Williams Radiation Therapy, LLC and Massachusetts Oncology Services, P.C.¥
10.66	Radiation Therapy Services Agreement, effective as of November 1, 2013, between Southern New England Regional Cancer Center, LLC and Massachusetts Oncology Services, P.C.¥
10.67
Fourth Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, dated as of December 9, 2013, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 11, 2013.
10.68
Form of Incentive Unit Grant Agreement (Class M/O Units) for Chief Executive Officer, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 11, 2013.+
10.69
Form of Incentive Unit Grant Agreement (Class M/O Units) for executive officers, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 11, 2013.+
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.¥
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 11, 2011.
21.1	List of Subsidiaries.¥

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.¥
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.¥
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.¥
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.¥
101
The following financial information from 21st Century Oncology Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.¥

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+
Management contracts and compensatory plans and arrangements.

¥
Filed herewith.