Form 10-Q
period 2014-03-31
21st Century Oncology Holdings, Inc.
filed 2014-05-15
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014.

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

As of May 1, 2014, we had outstanding 1,028 shares of Common Stock, par value $0.01 per share, which are 100% owned by 21st Century Oncology Investments, LLC.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($5,224 and $4,414 related to VIEs)	$12,286	$17,462
Restricted cash	14,080	3,768
Accounts receivable, net ($15,779 and $14,527 related to VIEs)	143,469	117,044
Prepaid expenses ($584 and $628 related to VIEs)	8,995	7,577
Inventories ($535 and $609 related to VIEs)	4,973	4,393
Deferred income taxes ($6 and $6 related to VIEs)	184	375
Other ($58 and $47 related to VIEs)	13,282	12,534
Total current assets	197,269	163,153
Equity investments in joint ventures	2,769	2,555
Property and equipment, net ($21,905 and $17,786 related to VIEs)	275,170	240,371
Real estate subject to finance obligation	15,175	19,239
Goodwill ($47,282 and $23,970 related to VIEs)	675,348	578,013
Intangible assets, net ($13,738 and $3,319 related to VIEs)	91,141	85,025
Other assets ($6,097 and $6,035 related to VIEs)	39,732	39,835
Total assets	$1,296,604	$1,128,191
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($1,713 and $1,469 related to VIEs)	$72,083	$57,613
Accrued expenses ($3,712 and $4,692 related to VIEs)	90,925	64,021
Income taxes payable ($95 and $90 related to VIEs)	2,183	2,372
Current portion of long-term debt ($13 and $13 related to VIEs)	31,172	17,536
Current portion of finance obligation	255	317
Other current liabilities	19,364	12,237
Total current liabilities	215,982	154,096
Long-term debt, less current portion ($5,022 and $25 related to VIEs)	1,087,479	974,130
Finance obligation, less current portion	15,915	20,333
Other long-term liabilities ($2,162 and $1,918 related to VIEs)	44,503	38,453
Deferred income taxes	4,611	4,498
Total liabilities	1,368,490	1,191,510
Noncontrolling interests - redeemable	44,952	15,899
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,028 shares authorized, issued and outstanding	—	—
Additional paid-in capital	650,999	650,879
Retained deficit	(748,419)	(718,237)
Accumulated other comprehensive loss, net of tax	(35,430)	(26,393)
Total 21st Century Oncology Holdings, Inc. shareholder’s (deficit)	(132,850)	(93,751)
Noncontrolling interests - nonredeemable	16,012	14,533
Total (deficit) equity	(116,838)	(79,218)
Total liabilities and equity	$1,296,604	$1,128,191

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data):	2014	2013
Revenues:
Net patient service revenue	$213,908	$171,973
Management fees	16,597	—
Other revenue	2,892	2,004
Total revenues	233,397	173,977

Expenses:
Salaries and benefits	125,909	96,253
Medical supplies	21,734	15,842
Facility rent expenses	15,495	10,183
Other operating expenses	14,381	10,276
General and administrative expenses	30,114	20,735
Depreciation and amortization	20,722	15,171
Provision for doubtful accounts	4,296	3,075
Interest expense, net	27,527	19,944
Loss on sale leaseback transaction	135	—
Fair value adjustment of earn-out liability	199	—
Loss on foreign currency transactions	28	44
(Gain) loss on foreign currency derivative contracts	(4)	52
Total expenses	260,536	191,575

Loss before income taxes	(27,139)	(17,598)
Income tax expense	2,106	1,779
Net loss	(29,245)	(19,377)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(936)	(364)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(30,181)	(19,741)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(9,856)	(2,181)

Other comprehensive loss	(9,856)	(2,181)

Comprehensive loss	(39,101)	(21,558)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	(117)	(197)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(39,218)	$(21,755)

Net loss per common share:
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder—basic	$(29,358.95)	$(19,259.51)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder—diluted	$(29,358.95)	$(19,259.51)

Weighted average shares outstanding:
Basic	1,028	1,025

Diluted	1,028	1,025

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands):	2014	2013
Cash flows from operating activities
Net loss	$(29,245)	$(19,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,737	13,048
Amortization	3,985	2,123
Deferred rent (benefit) expense	(139)	207
Deferred income taxes	44	(491)
Stock-based compensation	35	191
Provision for doubtful accounts	4,296	3,075
Loss on the sale / disposal of property and equipment	15	66
Loss on sale leaseback transaction	135	—
(Gain) loss on foreign currency transactions	(49)	26
(Gain) loss on foreign currency derivative contracts	(4)	52
Fair value adjustment of earn-out liability	199	—
Amortization of debt discount	572	190
Amortization of loan costs	1,493	1,367
Equity interest in net loss of joint ventures	38	124
Distribution received from unconsolidated joint ventures	54	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(22,621)	(13,873)
Income taxes payable	1,402	80
Inventories	(389)	(151)
Prepaid expenses	572	(858)
Accounts payable and other current liabilities	3,861	6,032
Accrued deferred compensation	40	351
Accrued expenses / other current liabilities	18,664	15,911
Net cash (used in) provided by operating activities	(305)	8,093
Cash flows from investing activities
Purchases of property and equipment	(19,063)	(9,874)
Acquisition of medical practices	(49,319)	(130)
Restricted cash associated with medical practice acquisitions	(10,312)	—
Proceeds from the sale of property and equipment	73	—
Loans to employees	(294)	(111)
Contribution of capital to joint venture entities	(315)	(217)
Premiums on life insurance policies	(5)	(258)
Change in other assets and other liabilities	208	374
Net cash used in investing activities	(79,027)	(10,216)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $2.9 million and $-0- million, respectively)	98,059	589
Net proceeds from revolving credit facility	—	26,500
Principal repayments of debt	(23,579)	(29,429)
Repayments of finance obligation	(61)	(56)
Proceeds from noncontrolling interest holders — redeemable and non-redeemable	229	—
Proceeds from issuance of noncontrolling interest	1,250	—
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(45)	(157)
Payments of costs for equity securities offering	(698)	—
Payments of loan costs	(967)	—
Net cash provided by (used in) financing activities	74,188	(2,553)
Effect of exchange rate changes on cash and cash equivalents	(32)	(7)
Net decrease in cash and cash equivalents	(5,176)	(4,683)
Cash and cash equivalents, beginning of period	17,462	15,410
Cash and cash equivalents, end of period	$12,286	$10,727

continued

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Three Months Ended March 31,
(in thousands):	2014	2013
Supplemental disclosure of non-cash transactions
Finance obligation related to real estate projects	$300	$3,572
Derecognition of finance obligation related to real estate projects	$4,119	$—
Capital lease obligations related to the purchase of equipment	$4,460	$79
Service contract component related to the acquisition of equipment through accounts payable	$5,935	$—
Issuance of notes payable relating to the acquisition of medical practices	$2,000	$—
Liability relating to the escrow debt and purchase price of medical practices	$11,687	$—
Capital lease obligations related to the acquisition of medical practices	$42,914	$—
Earn-out accrual related to the acquisition of medical practices	$1,003	$—
Accounts payable to sellers in the purchase of a medical practice	$390	$—
Incurred offering costs	$261	$—

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.          Organization

21st Century Oncology Holdings, Inc. (formerly known as Radiation Therapy Services Holdings, Inc.) (“Parent”), through its wholly-owned subsidiaries (the “Subsidiaries” and, collectively with the Subsidiaries, the “Company”) is a leading global, physician-led provider of integrated cancer care (“ICC”) services. The Company’s physicians provide comprehensive, academic quality, cost-effective coordinated care for cancer patients in personal and convenient community settings (its “ICC model”). The Company provides academic center level care to cancer patients in a community setting and employs or affiliates with leading physicians and provides them with the advanced medical technology necessary to achieve optimal clinical outcomes across a full spectrum of oncologic disease in each local market. The Company’s provision of care includes a full spectrum of cancer care services by employing and affiliating with physicians in the related specialties of medical oncology, breast, gynecological and general surgery, urology and primary care. This innovative approach to cancer care through its ICC model enables the Company to collaborate across its physician base, integrate services and payments for related medical needs and disseminate best practices.

The Company operates the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of March 31, 2014, was comprised of approximately 771 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. The Company’s physicians provide medical services at approximately 376 locations, including our 185 radiation therapy centers, of which 47 operate in partnership with health systems. The Company’s cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 16 states. The Company’s 35 international treatment centers in six Latin American markets are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals.

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

The Company is also engaged in providing capital equipment and business management services to oncology physician groups (“Groups”) that treat patients at cancer centers (“Centers”). The Company owns the Centers’ assets and provides services to the Groups through exclusive, long-term management services agreements. The Company provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that the Company provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting, and treasury. Under the terms of the management service agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group.  The management fee is primarily based on a predetermined percentage of each Group’s earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) associated with the provision of radiation therapy.  The Company manages the radiation oncology business operations of one Group in Florida, six Groups in California, and one Group in Indiana.  The Company’s management fees range from 40% to 60% of EBITDA, with one Group in California whose fee ranges from 20% to 30% of collections.

On December 9, 2013, Radiation Therapy Services, Inc., a wholly owned subsidiary of Parent, changed its name to 21st Century Oncology, Inc.

2.  Liquidity

The Company is highly leveraged. As of March 31, 2014, the Company had approximately $1.2 billion of long-term debt and other long-term liabilities outstanding.  Over the next year, the interest and principal payments due under its various debt agreements are approximately $99.1 million and $27.5 million, respectively. As of May 12, 2014, the Company had unrestricted cash of approximately $27.4 million and approximately $15.1 million of availability under its revolving credit facility. The Company had to draw on its revolving credit facility in order to make the April 15, 2014 interest payment of approximately $18.8 million. In addition, the Company routinely extends vendor payments beyond stated terms during the periods preceding semi-annual interest payments in order to conserve cash and liquidity. Working capital was $9.1 million at December 31, 2013 and declined to a working capital deficit of $(18.7) million at March 31, 2014, primarily due to an increase of approximately $21.0 million in accrued interest. At May 12, 2014, approximately $7.8 million of accounts payable had aged beyond stated terms. The Company intends to pay these accounts payable over the next three to four weeks. The Company also intends to make the May 15, 2014 interest payment of approximately $15.5 million from its unrestricted cash balance.

The Company’s high level of debt could have adverse effects on its business and financial condition. Specifically, the Company’s high level of debt could have important consequences, including the following:

•      making it more difficult for the Company to satisfy its obligations with respect to debt;

•                  limiting the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•                  requiring a substantial portion of the Company’s cash flows to be dedicated to debt service payments instead of other purposes;

•      increasing the Company’s vulnerability to general adverse economic and industry conditions;

•                  limiting the Company’s flexibility in planning for and reacting to changes in the industry in which the Company competes;

•      placing the Company at a disadvantage compared to other, less leveraged competitors; and

•      increasing the Company’s cost of borrowing.

The Company’s ability to make scheduled payments on and to refinance its indebtedness depends on and is subject to its financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond the Company’s control, including the availability of financing in the international banking and capital markets.

The Company has experienced and continues to experience losses from its operations. The Company reported a net loss of approximately $78.2 million, $151.1 million, and $349.9 million for the years ended December 31, 2013, 2012, and 2011, respectively, and $29.2 million and $19.4 million for the three month periods ended March 31, 2014 and 2013, respectively. The Company’s ability to continue as a going concern is dependent on obtaining additional capital, restructuring its indebtedness, and, ultimately, achieving profitable operations.

The Company has several initiatives designed to increase revenue and profitability through strategic acquisitions, improvements in commercial payer contracting, development and expansion of its ICC model, and realignment of physician compensation arrangements.

Although the Company is significantly leveraged, it expects that the current cash balances, and cash generated from operations will be sufficient to meet working capital, capital expenditure, debt service, and other cash needs for the next year; however, there can be no assurances that the Company will be able to generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to service its debt, to refinance its debt or to fund other liquidity needs.

In the event that the Company is unable to generate sufficient cash to support its ongoing operations and is unsuccessful in completing its planned initial public offering, the Company will need to seek additional debt financing. The Company may need to restructure or refinance all or a portion of its debt, which could cause the Company to default on its debt obligations and impair its liquidity. Any refinancing of the company’s indebtedness could be at higher interest rates and may require the company to comply with more onerous covenants which could further restrict business operations.

3.   Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014 and December 31, 2013, the combined total assets included in the Company’s condensed consolidated balance sheet relating to the VIEs were approximately $111.2 million and $71.3 million, respectively.

As of March 31, 2014, the Company was the primary beneficiary of, and therefore consolidated, 26 VIEs, which operate 48 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the three months ended March 31, 2014 and 2013 approximately 15.3% and 19.4% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative management agreements.

As of March 31, 2014, the Company also held equity interests in six VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $2.8 million and $2.6 million at March 31, 2014 and December 31, 2013, respectively, with ownership interests ranging between 33.6% and 50.1% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

The cost of revenues for the three months ended March 31, 2014 and 2013 are approximately $171.2 million and $124.1 million, respectively. The cost of revenues includes costs related to expenses incurred for the delivery of patient care.  These costs include salaries and benefits of physician, physicists, dosimetrists radiation technicians etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

New Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which amends ASC 740 to clarify balance sheet presentation requirements of unrecognized tax benefits. ASU 2013-11 is effective for the Company on January 1, 2014. The Company adopted ASC 740 and reclassified approximately $1.2 million of unrecognized tax benefits from income taxes payable to other long term liabilities.

In April 2014, the FASB issued an accounting update which amends the definition of a discontinued operation. The new definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. The new definition includes an acquired business that is classified as held for sale at the date of acquisition. The accounting update requires new disclosures of both discontinued operations and a disposal of an individually significant component of an entity. The accounting update is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.

4.  Stock-based compensation

2012 Equity-based incentive plans

Effective as of June 11, 2012, 21st Century Oncology Investments, LLC, the Company’s direct parent (“21CI”), entered into a Third Amended and Restated LLC Agreement (the “Amended LLC Agreement”). The Amended LLC Agreement established new classes of equity units (such new units, the “2012 Plan”) in 21CI in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of Preferred units and Class A Units of 21CI. In addition to the Preferred Units and Class A Units of 21CI, the Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units, and 100 Class G Units.

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

Vesting of the Class EMEP units is dependent upon achievement of an implied equity value target. The right to receive proceeds from vested units is dependent upon the occurrence of a qualified sale or liquidation event. Specifically, the percentage of EMEP units that vest is based on the implied value of the Company’s equity, to be measured quarterly beginning December 31, 2012. 25% of the awards will be eligible for vesting if the “implied equity value” exceeds a predetermined threshold, with 50% incremental vesting eligibility if the implied value exceeds several higher thresholds for at least two consecutive quarters. The implied equity value per the Amended LLC Agreement is a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the Amended LLC Agreement. As with the MEP units, the values of the EMEP units are subject to a market condition in the form of the return on investment target for Vestar Capital Partners, Inc, our equity sponsor, (“Vestar”) interest. The Class EMEP Units were eliminated under the Fourth Amended and Restated Limited Liability Company Agreement (the “Fourth Amended LLC Agreement”) in December 2013.

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

Grants under 2013 Plan

On December 9, 2013, 21CI entered into the Fourth Amended LLC Agreement which replaced the Amended LLC Agreement in its entirety. The Fourth Amended LLC Agreement established new classes of incentive equity units (such new units, together with Class MEP Units, as modified under the Fourth Amended LLC Agreement, the “2013 Plan”) in 21CI in the form of Class M Units, Class N Units and Class O Units for issuance to employees, officers, directors and other service providers, eliminated 21CI’s Class L Units and Class EMEP Units, and modified the distribution entitlements for holders of each existing class of equity units of 21CI.

The Company recorded approximately $35,000 and $191,000 of stock-based compensation for the three months ended March 31, 2014 and 2013, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss.

The summary of activity under the 2012 and 2013 Plans is presented below:

2012 and 2013 Plans	Class MEP Units Outstanding	Weighted- Average Grant Date Fair Value	Class M Units Outstanding	Weighted- Average Grant Date Fair Value	Class O Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2013	73,624	$2.24	100,000	$58.38	100,000	$0.47
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Units vested	(4,251)	3.32	—	—	—	—
Nonvested balance at end of period March 31, 2014	69,373	$2.17	100,000	$58.37	100,000	$0.47

As of March 31, 2014, there was approximately $0.2 million of total unrecognized compensation expense related to the MEP Units. These costs are expected to be recognized over a weighted-average period of 1.76 years for MEP Units.

As of March 31, 2014, there was approximately $4.6 million, and $46,000 of total unrecognized compensation expense related to the M Units, and O Units, respectively. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company’s common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units.

Executive Bonus Plan

On December 9, 2013, the Company adopted the Executive Bonus Plan to provide certain senior level employees of the Company with an opportunity to receive additional compensation based on the Equity Value, as defined in the plan and described in general terms as noted below, of 21CI. Upon the occurrence of the first company sale or initial public offering to occur following the effective date of the plan, a bonus pool was established equal in value of 5% of the Equity Value of 21CI, subject to a maximum bonus pool of $12.7 million. Each participant in the plan will participate in the bonus pool based on the participant’s award percentage.

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

For purposes of the plan, the term “Equity Value” generally refers to: (i) if the applicable liquidity event is a company sale, the aggregate fair market value of the cash and non-cash proceeds received by 21CI and its equity holders in connection with the sale of equity interests in the Company; or (ii) if the applicable liquidity event is an initial public offering, the aggregate fair market value of 100% of the common stock of the Company on the effective date of its initial public offering.

As of March 31, 2014, there was approximately $11.0 million total unrecognized compensation expense related to the Executive Bonus Plan. The Executive Bonus Plan compensation will be recognized upon the sale of the Company or an initial public offering.

Grant of Class N Units

In December, 2013, 10 class N units were granted to an employee.  50% of the Class N Units vest upon the sale of the Company or an initial public offering. The remaining 50% is amortized over five years subsequent to an initial public offering. As of March 31, 2014, there was approximately $6,000 total unrecognized compensation expense related to the Class N Units.

5.  Net Loss Per Common Share

The Company calculates earnings per common share using the if-converted method. Basic earnings per common share is computing by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the applicable period. The effects of equity option LLC units on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS. Diluted earnings per common share have been computed by dividing net loss attributable to 21st Century Oncology Holdings, Inc. shareholder by the weighted average common shares outstanding during the respective periods.

The following potentially dilutive securities were excluded from the calculation of diluted earnings per common share during the periods presented as the effect was anti-dilutive:

	March 31,
	2014	2013
Class M units	100,000	—
Class N units	10	—
Class O units	100,000	—
Class EMEP units	—	90,743
Class MEP units	69,373	349,356
Class B units	—	—
Class C units	—	—
Total	269,383	440,099

6.  Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive loss is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company’s foreign currency translation of its operations in Latin America, Central America and the Caribbean. The impact of the unrealized loss increased accumulated other comprehensive loss on a consolidated basis by approximately $9.0 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively. There were no reclassifications from other comprehensive income into earnings for the periods presented.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustments
Year to date (in thousands):	21st Century Oncology Holdings, Inc. Shareholder	Noncontrolling Interests	Other Comprehensive Income (Loss)
As of December 31, 2013	$(26,393)	$(2,640)
Other Comprehensive (loss) income	(9,037)	(819)	$(9,856)
As of March 31, 2014	$(35,430)	$(3,459)	$(9,856)

7. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s consolidated balance sheets. The noncontrolling interests are not redeemable at March 31, 2014 and December 31, 2013 and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurring at March 31, 2014. Accordingly, the noncontrolling interests are measured at their carrying value at March 31, 2014 and December 31, 2013.

The following table presents changes in total equity for the respective periods:

(in thousands):	21st Century Oncology Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2013	$(93,751)	$14,533	$(79,218)	$15,899
Net (loss) income	(30,181)	294	(29,887)	642
Other comprehensive loss from foreign currency translation	(9,037)	(810)	(9,847)	(9)
Purchase price fair value of noncontrolling interest - nonredeemable	—	645	645	—
Purchase prices fair value of noncontrolling interest - redeemable	—	—	—	28,420
Proceeds from issuance of noncontrolling interest - nonredeemable	84	1,166	1,250	—
Proceeds from noncontrolling interest holders - nonredeemable	—	229	229	—
Stock-based compensation	35	—	35	—
Distributions	—	(45)	(45)	—
Balance, March 31, 2014	$(132,850)	$16,012	$(116,838)	$44,952

Balance, December 31, 2012	$2,420	$16,047	$18,467	$11,368
Net (loss) income	(19,741)	343	(19,398)	21
Other comprehensive loss from foreign currency translation	(2,014)	(157)	(2,171)	(10)
Stock based compensation	191	—	191	—
Distributions	—	(157)	(157)	—
Balance, March 31, 2013	$(19,144)	$16,076	$(3,068)	$11,379

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

8. Derivative Agreements

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

dollar and the Argentine Peso.  This exposure relates to the provision of radiation oncology services to patients at the Company’s Latin American operations and purchases of goods and services in foreign currencies. The Company enters into foreign exchange option contracts to convert a significant portion of the Company’s forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a potential weakening Argentine Peso against the U.S. dollar. Because the Company’s Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts. Under the Company’s foreign currency management program, the Company expects to monitor foreign exchange rates and periodically enter into forward contracts and other derivative instruments. The Company does not use derivative financial instruments for speculative purposes.

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on foreign currency derivative contracts on the condensed consolidated statements of operations and comprehensive loss.  For the three months ended March 31, 2014 and 2013, the Company incurred a gain of approximately $4,000 and a loss of approximately $52,000, respectively relating to the change in fair market value of its foreign currency derivatives.  The fair value of the foreign currency derivative is recorded in other current assets in the accompanying condensed consolidated balance sheet.  At December 31, 2013, the fair value of the foreign currency derivative was approximately $22,000. No foreign currency derivative contract was outstanding at March 31, 2014.

9. Fair value of financial instruments

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

In accordance with ASC 820, the fair value of the Term Loan portion of the senior secured credit facility (“Term Facility”), the 9 7/8% Senior Subordinated Notes due 2017, 8 7/8% Senior Secured Second Lien Notes due 2017, and the 11 3/4% Senior Secured Notes due 2017 was based on prices quoted from third-party financial institutions (Level 2). At March 31, 2014, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$90.0 million senior secured credit facility - (Term Facility)	$88,425	$88,169

$380.1 million Senior Subordinated Notes due April 15, 2017	$374,349	$377,854

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$365,313	$349,013

$75.0 million Senior Secured Notes due January 15, 2017	$80,250	$75,000

At December 31, 2013, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$90.0 million senior secured credit facility - (Term Facility)	$88,650	$87,989

$380.1 million Senior Subordinated Notes due April 15, 2017	$328,743	$377,667

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$355,250	$348,926

$75.0 million Senior Secured Notes due January 15, 2017	$78,750	$75,000

As of March 31, 2014 and December 31, 2013, the Company held certain items that are required to be measured at fair value on a recurring basis including foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.  The carrying values of the Company’s long-term debt other than the Term Loan portion of the senior secured credit facility, Senior Subordinated Notes, Senior Secured Second Lien Notes and Senior Secured Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.  There have been no transfers between levels of valuation hierarchies for the three months ended March 31, 2014 and for the year ended December 31, 2013.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of December 31, 2013:

	Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets
Foreign currency derivative contracts	$22	$—	$22	$—

No foreign currency derivative contract was outstanding at March 31, 2014.

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

10.  Income tax accounting

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a threshold for the recognition and measurement of a tax position taken or expected to be taken on a tax return. Under ASC 740 the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company is subject to taxation in the United States, approximately 25 state jurisdictions, the Netherlands, and throughout Latin America, namely, Argentina, Bolivia, Brazil, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which the Company is subject to tax are the United States, Florida and Argentina.

The Company’s effective rate was (7.8)% and (10.1)% in the first quarter of fiscal 2014 and 2013, respectively. The change in the effective rate for the first quarter of 2014 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense in the first quarter of fiscal 2014 is primarily due to the non-US tax expense associated with foreign subsidiaries.

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

The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $8.6 million as of December 31, 2013 (including positive accumulated earnings of approximately $19 million in foreign jurisdictions that impose withholding taxes of up to 10%). It is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2007 through 2013 are subject to examination. The Company closed a Federal income tax audit for the tax year 2009 during the third quarter of 2013. The Company closed the New York State audit for tax years 2006 through 2008 during the first quarter of 2013.

11.  Acquisitions and other arrangements

On February 6, 2012, the Company acquired the assets of a radiation oncology practice and a medical oncology group located in Asheville, North Carolina for approximately $0.9 million.  The acquisition of the radiation oncology practice and the medical oncology group, further expands the Company’s presence in the Western North Carolina market and builds on the Company’s ICC model. The allocation of the purchase price is to tangible assets of $0.8 million, and goodwill of $0.1 million, which is all deductible for tax purposes.

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

During 2012, the Company acquired the assets of several physician practices in Arizona, California and Florida for approximately $1.7 million. The physician practices provide synergistic clinical services and an ICC service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price to tangible assets is $1.7 million.

On May 25, 2013, the Company acquired the assets of 5 radiation oncology practices and a urology group located in Lee/Collier counties in Southwest Florida for approximately $28.5 million, comprised of $17.7 million in cash, seller financing note of approximately $2.1 million and assumed capital lease obligations of approximately $8.7 million. The acquisition of the 5 radiation treatment centers and the urology group further expands the Company’s presence into the Southwest Florida market and builds on its ICC model. The allocation of the purchase price is to tangible assets of $10.4 million, intangible assets including non-compete agreements of $1.9 million amortized over five years, and goodwill of $16.2 million, which is all deductible for tax purposes. Pro forma results and other expanded disclosures prescribed by ASC 805, Business Combinations, have not been presented as this acquisition is not deemed material.

In June 2013, the Company sold its 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million.

In June 2013, the Company contributed its Casa Grande, Arizona radiation physician practice, ICC practice and approximately $5.0 million to purchase a 55.0% interest in a joint venture which included an additional radiation physician practice and an expansion of an ICC model that includes medical oncology, urology and dermatology. The provisional allocation of the purchase price, subject to working capital adjustments and finalization of intangible asset values, is to tangible assets of $2.0 million, intangible assets including a tradename of approximately $1.8 million, non-compete agreements of $0.4 million amortized over 7 years, goodwill of $5.0 million and noncontrolling interest-redeemable of approximately $4.2 million. For purposes of valuing the noncontrolling interest-redeemable, the Company considered a number of factors such as the joint venture’s performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability.

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

On October 25, 2013, the Company completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from the Company’s senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million included in other long-term liabilities in the consolidated balance sheets, is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions.

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

Net identifiable assets includes the following intangible assets (in thousands):

Management service agreements	$57,739

The Company valued the management services agreements based on the income approach utilizing the excess earnings method. The Company considered a number of factors to value the management services agreements, including OnCure’s performance projections, discount rates, strength of competition, and income tax rates. The management services agreements will be amortized on a straight- line basis over the terms of the respective agreements.

The weighted-average amortization period for the acquired amortizable intangible assets at the time of the acquisition was approximately 11.6 years. Total amortization expense recognized for these acquired amortizable intangible assets totaled approximately $0.9 million for the year ended December 31, 2013.

Estimated future amortization expense for OnCures’s acquired amortizable intangible assets as of December 31, 2013 is as follows (in thousands):

2014	$5,563
2015	$5,563
2016	$5,464
2017	$5,464
2018	$5,195
Thereafter	$29,564

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $75.6 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company’s U.S. domestic segment.

On October 30, 2013, the Company acquired the assets of a radiation oncology practice located in Roanoke Rapids, North Carolina for approximately $2.2 million.  The acquisition of the radiation oncology practice further expands the Company’s presence in the Eastern North Carolina market. The allocation of the purchase price is to tangible assets of $0.3 million, a certificate of need of approximately $0.3 million, and goodwill of $1.6 million.

During 2013, the Company acquired the assets of several physician practices in Arizona, Florida, North Carolina, New Jersey, and Rhode Island for approximately $0.8 million. The physician practices provide synergistic clinical services and an ICC service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price is to tangible assets of $0.8 million.

On January 13, 2014, Carepoint purchased the membership interest in Quantum Care, LLC for approximately $1.9 million. CarePoint offers a comprehensive suite of cancer management solutions to insurers, providers, employers and other entities that are financially responsible for the health of defined populations. With proven capabilities to manage medical, radiation and surgical oncology care across the entire continuum of settings, CarePoint represents a unique offering in the health services marketplace. Advanced technology and third-party administrator services, cost management solutions and a focused oncology-specific clinical model enable CarePoint to improve quality and reduce total oncology cost of care for its clients. CarePoint tailors its solutions to the needs of each customer and provides assistance through full-risk transfer, “a la carte” administrative services only packages or hybrid models. The allocation of the purchase price is to tangible assets of $1.0 million, intangible assets of approximately $0.1 million, goodwill of $0.9 million and current liabilities of $0.1 million.

On January 15, 2014, the Company purchased a 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $0.9 million plus the assumption of approximately $3.1 million in debt.  This facility is strategically located in Guatemala City’s medical corridor. The allocation of the purchase price is to tangible assets of $3.0 million, intangible assets of approximately $0.6 million ($0.2 million in hospital contracts, $0.3 million in tradename and $0.1 million in non-compete), goodwill of $1.1 million, noncontrolling interest-non redeemable of approximately $0.5 million and deferred tax liabilities of approximately $0.2 million.

On February 10, 2014, the Company purchased a 65% equity interest in South Florida Radiation Oncology (“SFRO”) for approximately $60 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt.

The Company accounted for the acquisition of SFRO under ASC 805, Business Combinations. SFRO’s results of operations are included in the consolidated financial statements for periods ending after February 10, 2014, the acquisition date. Given the date of the acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed which is in process.

The allocation of the preliminary purchase price was as follows (in thousands):

Preliminary Estimated Acquisition Consideration
Cash	$432
Term B Loan (net of original issue discount)	57,300
Seller financing note	2,000
Fair value of contingent earn-out	1,003
Total preliminary estimated acquisition consideration	$60,735

The following table summarizes the allocation of the aggregate purchase price of SFRO, including assumed liabilities (in thousands):

Preliminary Estimated Acquisition Consideration Allocation
Accounts receivable	$14,564
Inventories	183
Other currents assets	1,329
Current liabilities	(13,797)
Property and equipment	19,798
Intangible assets—(non-compete and tradename)	11,000
Other noncurrent assets	158
Long-term debt	(42,914)
Other long—term liabilities	(140)
Noncontrolling interest—redeemable	(28,420)
Goodwill	98,974
Preliminary estimated acquisition consideration	$60,735

Net identifiable assets includes the following intangible assets (in thousands):

Trade name (1 year life)	$2,000
Non-compete agreement (5 year life)	9,000
$11,000

The Company preliminarily valued the noncontrolling interest-redeemable considering a number of factors such as SFRO’s performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability.

The Company valued the trade name using the relief from royalty method, a derivation of the income approach that estimates the benefit of owning the trade name rather than paying royalties for the right to use a comparable asset. The Company considered a number of factors to value the trade name, including SFRO’s performance projections, royalty rates, discount rates, strength of competition, and income tax rates.

The Company valued the non-compete agreement using the discounted cash flow method, a derivation of the income approach that evaluates the difference in the sum of SFRO’s present value of cash flows of two scenarios: (1) with the non-compete in place and (2) without the non-compete in place. The Company considered various factors in determining the non-compete value including SFRO’s performance projections, probability of competition, income tax rates, and discount rates.

The weighted-average amortization period for the acquired amortizable intangible assets at the time of the acquisition was approximately 4.8 years. Total amortization expense recognized for these acquired amortizable intangible assets totaled approximately $0.6 million for the three months ended March 31, 2014.

Estimated future amortization expense for SFRO’s acquired amortizable intangible assets as of the acquisition date is as follows (in thousands):

2014	$3,483
2015	$1,967
2016	$1,800
2017	$1,800
2018	$1,800
Thereafter	$150

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $99.0 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company’s U.S. domestic segment.

During the three months ended March 31, 2014, the Company recorded $19.4 million of net patient service revenue and reported a net income of $0.4 million in connection with the SFRO acquisition.

The following unaudited pro forma financial information is presented as if the purchase of OnCure and SFRO had occurred at the beginning of the comparable prior annual reporting periods presented below. The pro forma financial information is not necessarily indicative of what the Company’s results of operations actually would have been had the Company completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined company:

	Three Months Ended March 31,
(in thousands):	2014	2013
Pro forma total revenues	$244,416	$220,514

Pro forma net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(30,907)	$(25,385)

On March 26, 2014, the Company purchased a 75% interest in a legal entity that operates a radiation oncology facility in Villa Maria, Argentina for approximately $0.5 million. The allocation of the purchase price is to tangible assets of $0.5 million, goodwill of $0.6 million, noncontrolling interest-non redeemable of approximately $0.2 million and current liabilities of approximately $0.4 million.

During 2014, the Company acquired the assets of several physician practices in Florida for approximately $0.3 million. The physician practices provide synergistic clinical services and an ICC service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price to tangible assets is $0.3 million.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of operations and comprehensive loss from the respective date of the acquisition.

12. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in thousands):	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance, beginning of period
Goodwill	$1,050,533	$958,379
Accumulated impairment loss *	(472,520)	(472,520)
Net goodwill, beginning of period	578,013	485,859

Goodwill acquired during the period	101,651	99,734
Impairment	—	—
Adjustments to purchase price allocations	(47)	(13)
Foreign currency translation	(4,269)	(7,567)
Balance, end of period
Goodwill	1,147,868	1,050,533
Accumulated impairment loss *	(472,520)	(472,520)
Net goodwill, end of period	$675,348	$578,013

* Accumulated impairment losses incurred relate to the U.S. Domestic reporting segment.

13. Accrued Expenses

Accrued expenses consist of the following:

(in thousands):	March 31, 2014	December 31, 2013
Accrued payroll and payroll related deductions and taxes	$22,865	$23,396
Accrued compensation arrangements	19,308	15,316
Accrued interest	34,409	13,426
Accrued other	14,343	11,883
Total accrued expenses	$90,925	$64,021

14. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
$90.0 million senior secured credit facility — (Term Facility) with interest rates at LIBOR (with a minimum rate of 1.0%) or prime (with a minimum rate of 2.0%) plus applicable margin (6.5% for LIBOR Loans and 5.50% for Base Rate Loans) , secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	$88,169	$87,989

$100.0 million senior secured credit facility — (Revolver Credit Facility) with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	65,000	50,000

$380.1 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	377,854	377,667

$350.0 million Senior Secured Second Lien Notes due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	349,013	348,926

$75.0 million Senior Secured Notes due January 15, 2017; semi-annual cash interest payments due on January 15 and July 15, fixed interest rate of 11¾%	75,000	75,000

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 19.1%, due at various maturity dates through March 2022	88,726	45,455

$60 million Term Loan B Facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017	57,379	—

$7.9 million Term Loan A Facility that accrues interest at the Eurodollar Rate plus a margin of 5.75% per annum and matures on January 15, 2017	7,670	—

Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 6.0% to 18.0%, due at various maturity dates through April 2021	9,840	6,629
	1,118,651	991,666
Less current portion	(31,172)	(17,536)
	$1,087,479	$974,130

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

In March 2011, 21st Century Oncology, Inc. (“21C”), a wholly owned subsidiary of Parent, issued to DDJ Capital Management, LLC, $50 million in aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2017. The proceeds of $48.5 million were used (i) to fund the Company’s acquisition of all of the outstanding membership units of MDLLC and substantially all of the interests of MDLLC’s affiliated companies (the “MDLLC Acquisition”), not then controlled by the Company and (ii) to fund transaction costs associated with the MDLLC Acquisition. An additional $16.25 million in senior subordinated notes were issued to the seller in the transaction. In August 2013 we issued an additional $3.8 million of Senior Subordinated notes to the seller as a component of the MDLLC earn-out amount.

Senior Secured Second Lien Notes

On May 10, 2012, the Company issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017 (the “Secured Notes”).

The Secured Notes were issued pursuant to an indenture, dated May 10, 2012 (the “Secured Notes Indenture”), among 21C, the guarantors signatory thereto and Wilmington Trust, National Association. The Secured Notes are senior secured second lien obligations of 21C and are guaranteed on a senior secured second lien basis by 21C, and each of 21C’s domestic subsidiaries to the extent such guarantor is a guarantor of 21C’s obligations under the Revolving Credit Facility (as defined below).

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

Senior Secured Credit Facility

On May 10, 2012, 21C entered into the Credit Agreement (the “Credit Agreement”) among 21C, as borrower, the Company, Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto. On August 28, 2013, 21C entered into an Amendment Agreement (the “Amendment Agreement”) to the credit agreement among 21C, the Company, the institutions from time to time party thereto as lenders, the Administrative Agent named therein and the other agents and arrangers named therein, dated as of May 10, 2012 (the “Original Credit Agreement” and, as amended and restated by the Amendment Agreement, the “Credit Agreement”).  Pursuant to the terms of the Amendment Agreement the amendments to the Original Credit Agreement became effective on August 29, 2013.

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

Loans under the Revolving Credit Facility and the Term Facility are subject to the following interest rates:

(a) for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to (i) a floating index rate per annum equal to (A) the rate per annum determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period appearing on Reuters Screen LIBOR01 Page as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (B) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D) (provided that solely with respect to loans under the Term Facility, such floating index rate shall not be less than 1.00% per annum), plus (ii) an applicable margin (A) based upon a total leverage pricing grid for loans under the Revolving Credit Facility or (B) equal to 6.50% per annum for loans under the Term Facility; and

(b) for loans which are base rate loans, at a rate per annum equal to (i) a floating index rate per annum equal to the greatest of (A) the Administrative Agent’s prime lending rate at such time, (B) the overnight federal funds rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar loan with a one- month interest period commencing on such day plus 1.00% (provided that solely with respect to loans under the Term Facility, such floating index rate shall not be less than 2.00% per annum), plus (ii) an applicable margin (A) based upon a total leverage pricing grid for loans under the Revolving Credit Facility or (B) equal to 5.50% per annum for loans under the Term Facility.

21C will pay certain recurring fees with respect to the Credit Facilities, including (i) fees on the unused commitments of the lenders under the Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to:  incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, as of the last business day of each month, 21C will be required to maintain a certain minimum amount of unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility of not less than $15.0 million.

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

The Credit Facilities and certain interest rate protection and other hedging arrangements provided by lenders under the Credit Facilities or its affiliates are secured on a first priority basis by security interests in substantially all of 21C’s and each guarantor’s tangible and intangible assets (subject to certain exceptions).

The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at March 31, 2014		Level at March 31, 2014
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$36.0 million

The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of March 31, 2014.

On April 15, 2014, the Company obtained a waiver of borrowing conditions due to a default of not providing audited financial statements for the year ended December 31, 2013 within 90 days after year end. The Company paid the administrative agent for the account of the Revolving Lenders a fee equal to 0.125% of such Lender’s aggregate Commitments. The Senior Revolving Credit Facility provides for a 30 day cure period for the filing of the audited annual financial statements. The default was cured with the provision of the audited financial statements to the administrative agent on April 30, 2014.

Term Loan A and B Facilities

On February 10, 2014, 21C East Florida and South Florida Radiation Oncology Coconut Creek, LLC (“Coconut Creek”), a subsidiary of SFRO, as borrowers (the “Borrowers”), the several lenders and other financial institutions or entities from time to time parties thereto and Cortland Capital Market Services LLC as administrative agent and collateral agent entered into a new credit agreement (the “SFRO Credit Agreement”).  The SFRO Credit Agreement provides for a $60 million Term B Loan in favor of 21C East Florida (“Term B Loan”) and $7.9 million Term A Loan in favor of Coconut Creek issued for purposes of refinancing existing SFRO debt (“Term A Loan” and together with the Term B Loan, the “SFRO Term Loans”).  The SFRO Term Loans each have a maturity date of January 15, 2017.

The SFRO Term Loans are subject to the following interest rates:

(a) for Term A Loans, for any interest period, at a rate per annum equal to (i) a floating index rate per annum equal to (A) the rate per annum determined on the basis of the rate for six month dollar deposits appearing on Reuters Screen LIBOR01 Page as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (B) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of Eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D) (provided that such floating index rate shall not be less than 1.25% per annum) (the “Eurodollar Rate”), plus (ii) an applicable margin equal to 5.75% per annum (provided that such rate per annum shall be 6.75% if Treasure Coast Medicine, LLC (“Treasure Coast Medicine”) has not become a guarantor of the Term A Loan on or before the first interest payment date on or after February 10, 2014 and until the first occurring interest payment date on which Treasure Coast Medicine is a guarantor of the Term A Loan); and

(b) for Term B Loans, for any interest period, payable in cash (a “Cash Interest Payment”) at a rate per annum equal to (i) the Eurodollar Rate, plus (ii) an applicable margin equal to 10.5% per annum (the “Cash Interest Rate”).  Notwithstanding the foregoing, 21C East Florida may elect to have the Term B Loans bear interest for each day during any interest period payable as follows: (i) for the interest periods ending July 15, 2014 and January 15, 2015, at a rate equal to the Eurodollar Rate plus 11.75% per annum (the “PIK Interest Rate”), which interest shall be paid on the applicable interest payment date by adding the amount of such interest to the aggregate principal amount of the outstanding Loan (a “PIK Interest Payment”), (ii) for the interest periods ending July 15, 2015 and January 15, 2016, (A) one-quarter of the daily principal balance of the Term B Loans at the Cash Interest Rate payable as a Cash Interest Payment, plus (B) three-quarters of the daily principal balance of the Term B Loans at the PIK Interest Rate payable as a PIK Interest Payment, or (iii) for the interest periods ending July 15, 2016 and January 15, 2017, (A) one-half at the Cash Interest Rate as a Cash Interest Payment  plus (B) one-half of the daily principal balance of the Term B Loans at the PIK Interest Rate payable as a PIK Interest Payment.

The SFRO Credit Agreement contains customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross default to other material indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation and a change of control.

The obligations under the SFRO Credit Agreement of (i) 21C East Florida are secured on a first priority basis by security interests in substantially all of 21C East Florida’s tangible and intangible assets (subject to certain exceptions) and (ii) Coconut Creek are secured by certain assets of Coconut Creek.

15. Commitments and Contingencies

Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of its business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On February 18, 2014,  the Company was served with subpoenas from the Office of Inspector General of the Department of Health & Human Services acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of the Company’s physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as the Company’s agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain of the Company’s employed physicians and performed by the Company.  The Company has recorded a liability of approximately $4.7 million that is included in accrued expenses in the condensed consolidated balance sheet as of December 31, 2013 and March 31, 2014.  The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by the Company, review of qualitative and quantitative factors, and an assessment of potential outcomes under different scenarios used to assess the Company’s exposure which may be used to determine a potential settlement should the Company decide not to litigate.  The Company’s recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, the exposure may be less than or more than the liability recorded and the Company will continue to reassess and adjust the liability until this matter is settled.  The Company’s estimate of the high-end of the range of exposure is $9.4 million.

Based on reviews performed to date, the Company does not believe that it or its physicians knowingly submitted false claims in violation of applicable Medicare statutory or regulatory requirements. The Company is cooperating fully with the subpoena requests.  The Company believes it has a meritorious position and will vigorously defend any claim that may be asserted.

16. Segment and geographic information

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

Financial information by geographic segment is as follows (in thousands):

	Three Months ended March 31,
	2014	2013
Total revenues:
U.S Domestic	$212,225	$153,294
International	21,172	20,683
Total	$233,397	$173,977

Facility gross profit:
U.S. Domestic	$55,848	$38,017
International	11,422	11,821
Total	$67,270	$49,838

Depreciation and amortization:
U.S. Domestic	$19,489	$14,129
International	1,233	1,042
Total	$20,722	$15,171

	March 31, 2014	December 31, 2013
Total assets:
U.S. Domestic	$1,162,804	$993,075
International	133,800	135,116
Total	$1,296,604	$1,128,191

Property and equipment:
U.S. Domestic	$251,941	$222,475
International	23,229	17,896
Total	$275,170	$240,371

Capital expenditures: *
U.S. Domestic	$24,788	$38,626
International	4,670	5,172
Total	$29,458	$43,798

* includes capital lease obligations related to capital expenditures

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$695,113	$587,895
International	71,376	75,143
Total	$766,489	$663,038

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended March 31,
	2014	2013
Facility gross profit	$67,270	$49,838
Less:
General and administrative expenses	30,114	20,735
General and administrative salaries	27,304	20,741
General and administrative depreciation and amortization	4,810	2,845
Provision for doubtful accounts	4,296	3,075
Interest expense, net	27,527	19,944
Fair value adjustment of earn-out liability	199	—
Loss on sale leaseback transaction	135	—
Foreign currency transaction loss	28	44
(Gain) loss on foreign currency derivative contracts	(4)	52
Loss before income taxes	$(27,139)	$(17,598)

17. Supplemental Consolidating Financial Information

21C’s payment obligations under the senior secured credit facility, senior secured second lien notes, and senior subordinated notes are guaranteed by Parent, which owns 100% of 21C and certain domestic subsidiaries of 21C, all of which are, directly or indirectly, 100% owned by 21C (the “Subsidiary Guarantors” and, collectively with Parent, the “Guarantors”). Such guarantees are full, unconditional and joint and several. The consolidated joint ventures, foreign subsidiaries and professional corporations of the Company are non-guarantors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows information for Parent, 21C, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Parent and 21C and subsidiary guarantors using the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

as of March 31, 2014

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$680	$120	$3,340	$8,146	$—	$12,286
Restricted cash	—	—	3,703	10,377	—	14,080
Accounts receivable, net	—	32	77,257	66,180	—	143,469
Intercompany receivables	1,361	—	102,790	—	(104,151)	—
Prepaid expenses	—	98	7,862	1,035	—	8,995
Inventories	—	—	4,292	681	—	4,973
Deferred income taxes	(118)	(4,909)	5,027	184	—	184
Other	2,282	—	10,637	363	—	13,282
Total current assets	4,205	(4,659)	214,908	86,966	(104,151)	197,269
Equity investments in joint ventures	(138,111)	807,637	89,708	42	(756,507)	2,769
Property and equipment, net	—	—	211,504	63,666	—	275,170
Real estate subject to finance obligation	—	—	15,175	—	—	15,175
Goodwill	—	—	507,507	167,841	—	675,348
Intangible assets, net	—	—	63,402	27,739	—	91,141
Other assets	—	16,381	16,085	7,266	—	39,732
Intercompany note receivable	—	6,250	972	—	(7,222)	—
Total assets	$(133,906)	$825,609	$1,119,261	$353,520	$(867,880)	$1,296,604
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$544	$53,365	$18,174	$—	$72,083
Intercompany payables	—	76,355	—	27,796	(104,151)	—
Accrued expenses	—	28,848	47,759	14,318	—	90,925
Income taxes payable	(598)	2,816	(1,494)	1,459	—	2,183
Current portion of long-term debt	—	—	16,157	15,015	—	31,172
Current portion of finance obligation	—	—	255	—	—	255
Other current liabilities	—	—	10,500	8,864	—	19,364
Total current liabilities	(598)	108,563	126,542	85,626	(104,151)	215,982
Long-term debt, less current portion	—	880,037	112,627	94,815	—	1,087,479
Finance obligation, less current portion	—	—	15,915	—	—	15,915
Other long-term liabilities	—	—	34,738	9,765	—	44,503
Deferred income taxes	(458)	(24,859)	27,820	2,108	—	4,611
Intercompany note payable	—	—	—	7,222	(7,222)	—
Total liabilities	(1,056)	963,741	317,642	199,536	(111,373)	1,368,490
Noncontrolling interests—redeemable	—	—	—	28,918	16,034	44,952
Total 21st Century Oncology Holdings, Inc. shareholder’s (deficit) equity	(132,850)	(138,132)	801,619	125,066	(788,553)	(132,850)
Noncontrolling interests—nonredeemable	—	—	—	—	16,012	16,012
Total (deficit) equity	(132,850)	(138,132)	801,619	125,066	(772,541)	(116,838)
Total liabilities and (deficit) equity	$(133,906)	$825,609	$1,119,261	$353,520	$(867,880)	$1,296,604

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31, 2014

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$130,738	$83,170	$—	$213,908
Management fees	—	—	16,319	278	—	16,597
Other revenue	—	21	2,599	310	—	2,930
(Loss) income from equity investment	(39,184)	(17,437)	(8,116)	9	64,690	(38)
Intercompany revenue	—	207	19,205	—	(19,412)	—
Total revenues	(39,184)	(17,209)	160,745	83,767	45,278	233,397
Expenses:
Salaries and benefits	34	—	92,371	33,504	—	125,909
Medical supplies	—	—	15,537	6,197	—	21,734
Facility rent expenses	—	—	11,679	3,816	—	15,495
Other operating expenses	—	—	8,899	5,482	—	14,381
General and administrative expenses	—	131	25,184	4,799	—	30,114
Depreciation and amortization	—	—	17,339	3,383	—	20,722
Provision for doubtful accounts	—	—	2,791	1,505	—	4,296
Interest expense, net	—	21,919	3,835	1,773	—	27,527
Electronic health records incentive payment	—	—	68	(68)	—	—
Loss on sale leaseback transaction	—	—	135	—	—	135
Fair value adjustment of earn-out liability	—	—	199	—	—	199
Loss on foreign currency transactions	—	—	—	28	—	28
Gain on foreign currency derivative contracts	—	(4)	—	—	—	(4)
Intercompany expenses	—	—	—	19,412	(19,412)	—
Total expenses	34	22,046	178,037	79,831	(19,412)	260,536
(Loss) income before income taxes	(39,218)	(39,255)	(17,292)	3,936	64,690	(27,139)
Income tax (benifit) expense	—	(50)	1	2,155	—	2,106
Net (loss) income	(39,218)	(39,205)	(17,293)	1,781	64,690	(29,245)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	(498)	(438)	(936)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(39,218)	(39,205)	(17,293)	1,283	64,252	(30,181)
Unrealized comprehensive (loss) income:	—	—	—	(9,856)	—	(9,856)
Comprehensive (loss) income	(39,218)	(39,205)	(17,293)	(8,075)	64,690	(39,101)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(117)	(117)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(39,218)	$(39,205)	$(17,293)	$(8,075)	$64,573	$(39,218)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2014

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(39,218)	$(39,205)	$(17,293)	$1,781	$64,690	$(29,245)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	14,494	2,243	—	16,737
Amortization	—	—	2,845	1,140	—	3,985
Deferred rent expense	—	—	100	(239)	—	(139)
Deferred income taxes	—	(96)	—	140	—	44
Stock-based compensation	35	—	—	—	—	35
Provision for doubtful accounts	—	—	2,791	1,505	—	4,296
Loss on the sale of property and equipment	—	—	43	(28)	—	15
Loss on sale leaseback transaction	—	—	135	—	—	135
Gain on foreign currency transactions	—	—	—	(49)	—	(49)
Gain on foreign currency derivative contracts	—	(4)	—	—	—	(4)
Fair value adjustment of earn-out liability	—	—	199	—	—	199
Amortization of debt discount	—	455	33	84	—	572
Amortization of loan costs	—	1,465	—	28	—	1,493
Equity interest in net loss (earnings) of joint ventures	39,184	17,437	8,116	(9)	(64,690)	38
Distribution received from unconsolidated joint ventures	—	—	54	—		54
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	(2)	(11,881)	(10,738)	—	(22,621)
Income taxes payable	645	22	(143)	878	—	1,402
Inventories	—	—	(662)	273	—	(389)
Prepaid expenses	—	29	(278)	821	—	572
Intercompany payable / receivable	1,401	(8,985)	2,696	4,888	—	—
Accounts payable and other current liabilities	(830)	(51)	(330)	5,072	—	3,861
Accrued deferred compensation	—	—	(59)	99	—	40
Accrued expenses / other current liabilities	—	17,146	5,441	(3,923)	—	18,664
Net cash provided by (used in) operating activities	1,217	(11,789)	6,301	3,966	—	(305)
Cash flows from investing activities
Purchases of property and equipment	—	—	(12,925)	(6,138)	—	(19,063)
Acquisition of medical practices	—	—	(2,200)	(47,119)	—	(49,319)
Restricted cash associated with medical practices	—	2	63	(10,377)	—	(10,312)
Proceeds from the sale of property and equipment	—	—	1	72	—	73
Loans to employees	—	—	(261)	(33)	—	(294)
Intercompany notes to / from affiliates	—	(2,400)	(198)	2,598	—	—
Contribution of capital to joint venture entities	—	(2,315)	(239)	—	2,239	(315)
Distributions received from joint venture entities	—	—	45	—	(45)	—
Premiums on life insurance policies	—	—	81	(86)	—	(5)
Change in other assets and other liabilities	—	250	(55)	13	—	208
Net cash (used in) provided by investing activities	—	(4,463)	(15,688)	(61,070)	2,194	(79,027)
Cash flows from financing activities
Proceeds from issuance of debt	—	32,000	5,650	60,409	—	98,059
Principal repayments of debt	—	(17,000)	(3,946)	(2,633)	—	(23,579)
Repayments of finance obligation	—	—	(61)	—	—	(61)
Proceeds from equity contribution	—	—	2,000	468	(2,239)	229
Proceeds from noncontrolling interest holders — redeemable and non-redeemable	—	1,250	—	—	—	1,250
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(45)	(45)
Cash distributions to shareholders	—	—	—	(90)	90	—
Payments of costs for equity securities offering	(698)	—	—	—		(698)
Payments of loan costs	—	—	—	(967)		(967)
Net cash (used in) provided by financing activities	(698)	16,250	3,643	57,187	(2,194)	74,188
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(32)	—	(32)
Net (decrease) increase in cash and cash equivalents	519	(2)	(5,744)	51	—	(5,176)
Cash and cash equivalents, beginning of period	161	122	9,084	8,095	—	17,462
Cash and cash equivalents, end of period	$680	$120	$3,340	$8,146	$—	$12,286

CONDENSED CONSOLIDATING BALANCE SHEETS

as of December 31, 2013

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$161	$122	$9,084	$8,095	$—	$17,462
Restricted cash	—	2	3,766	—	—	3,768
Accounts receivable, net	—	5	67,752	49,287	—	117,044
Intercompany receivables	2,762	—	105,468	—	(108,230)	—
Prepaid expenses	—	127	6,665	785	—	7,577
Inventories	—	—	3,622	771	—	4,393
Deferred income taxes	(118)	(4,909)	5,027	375	—	375
Other	1,323	21	11,137	53	—	12,534
Total current assets	4,128	(4,632)	212,521	59,366	(108,230)	163,153
Equity investments in subsidiaries	(99,011)	823,941	97,672	42	(820,089)	2,555
Property and equipment, net	—	—	203,378	36,993	—	240,371
Real estate subject to finance obligation	—	—	19,239	—	—	19,239
Goodwill	—	—	506,791	71,222	—	578,013
Intangible assets, net	—	—	66,140	18,885	—	85,025
Other assets	—	18,096	15,634	6,105	—	39,835
Intercompany note receivable	—	3,850	774	—	(4,624)	—
Total assets	$(94,883)	$841,255	$1,122,149	$192,613	$(932,943)	$1,128,191
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$569	$595	$49,234	$7,215	$—	$57,613
Intercompany payables	—	85,356	—	22,874	(108,230)	—
Accrued expenses	—	11,702	42,198	10,121	—	64,021
Income taxes payable	(1,243)	2,794	(411)	1,232	—	2,372
Current portion of long-term debt	—	—	14,048	3,488	—	17,536
Current portion of finance obligation	—	—	317	—	—	317
Other current liabilities	—	—	10,908	1,329	—	12,237
Total current liabilities	(674)	100,447	116,294	46,259	(108,230)	154,096
Long-term debt, less current portion	—	864,582	108,540	1,008	—	974,130
Finance obligation, less current portion	—	—	20,333	—	—	20,333
Other long-term liabilities	—	—	32,250	6,203	—	38,453
Deferred income taxes	(458)	(24,763)	27,820	1,899	—	4,498
Intercompany note payable	—	—	—	4,624	(4,624)	—
Total liabilities	(1,132)	940,266	305,237	59,993	(112,854)	1,191,510
Noncontrolling interests—redeemable	—	—	—	—	15,899	15,899
Total 21st Century Oncology Holdings, Inc. shareholder’s (deficit) equity	(93,751)	(99,011)	816,912	132,620	(850,521)	(93,751)
Noncontrolling interests—nonredeemable	—	—	—	—	14,533	14,533
Total (deficit) equity	(93,751)	(99,011)	816,912	132,620	(835,988)	(79,218)
Total liabilities and (deficit) equity	$(94,883)	$841,255	$1,122,149	$192,613	$(932,943)	$1,128,191

CONSENDSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31, 2013

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$112,937	$59,036	$—	$171,973
Other revenue	—	—	2,136	(8)	—	2,128
(Loss) income from equity investment	(21,564)	(2,130)	(519)	9	24,080	(124)
Intercompany revenue	—	173	18,946	—	(19,119)	—
Total revenues	(21,564)	(1,957)	133,500	59,037	4,961	173,977
Expenses:
Salaries and benefits	191	—	73,562	22,500	—	96,253
Medical supplies	—	—	13,456	2,386	—	15,842
Facility rent expenses	—	—	8,597	1,586	—	10,183
Other operating expenses	—	—	7,133	3,143	—	10,276
General and administrative expenses	—	327	16,936	3,472	—	20,735
Depreciation and amortization	—	—	13,197	1,974	—	15,171
Provision for doubtful accounts	—	—	1,944	1,131	—	3,075
Interest expense, net	—	19,226	652	66	—	19,944
Loss foreign currency transactions	—	—	—	44	—	44
Loss on foreign currency derivative contracts	—	52	—	—	—	52
Intercompany expenses	—	—	—	19,119	(19,119)	—
Total expenses	191	19,605	135,477	55,421	(19,119)	191,575
(Loss) income before income taxes	(21,755)	(21,562)	(1,977)	3,616	24,080	(17,598)
Income tax expense	—	2	—	1,777	—	1,779
Net (loss) income	(21,755)	(21,564)	(1,977)	1,839	24,080	(19,377)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(364)	(364)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(21,755)	(21,564)	(1,977)	1,839	23,716	(19,741)
Unrealized comprehensive loss:	—	—	—	(2,181)	—	(2,181)
Comprehensive (loss) income	(21,755)	(21,564)	(1,977)	(342)	24,080	(21,558)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(197)	(197)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(21,755)	$(21,564)	$(1,977)	$(342)	$23,883	$(21,755)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2013

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(21,755)	$(21,564)	$(1,977)	$1,839	$24,080	$(19,377)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	11,434	1,614	—	13,048
Amortization	—	—	1,763	360	—	2,123
Deferred rent expense	—	—	157	50	—	207
Deferred income taxes	1	(140)	1	(353)	—	(491)
Stock-based compensation	191	—	—	—	—	191
Provision for doubtful accounts	—	—	1,944	1,131	—	3,075
Loss on the sale of property and equipment	—	—	30	36	—	66
Loss on foreign currency transactions	—	—	—	26	—	26
Loss on foreign currency derivative contracts	—	52	—	—	—	52
Amortization of debt discount	—	190	—	—	—	190
Amortization of loan costs	—	1,367	—	—	—	1,367
Equity interest in net loss (earnings) of joint ventures	21,564	2,130	519	(9)	(24,080)	124
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	—	(8,117)	(5,756)	—	(13,873)
Income taxes payable	—	1,092	(1,423)	411	—	80
Inventories	—	—	(320)	169	—	(151)
Prepaid expenses	—	(3)	(952)	97	—	(858)
Intercompany payable / receivable	(12)	521	(6,202)	5,693	—	—
Accounts payable and other current liabilities	—	(129)	6,154	7	—	6,032
Accrued deferred compensation	—	—	266	85	—	351
Accrued expenses / other current liabilities	—	16,648	733	(1,470)	—	15,911
Net cash (used in) provided by operating activities	(11)	164	4,010	3,930	—	8,093
Cash flows from investing activities
Purchases of property and equipment	—	—	(8,455)	(1,419)	—	(9,874)
Acquisition of medical practices	—	—	(130)	—	—	(130)
Loans to employees	—	—	(75)	(36)	—	(111)
Intercompany notes to / from affiliates	—	—	(203)	203	—	—
Contribution of capital to joint venture entities	—	(217)	—	—	—	(217)
Distributions received from joint venture entities	—	52	211	—	(263)	—
Premiums on life insurance policies	—	—	(174)	(84)	—	(258)
Change in other assets and other liabilities	—	—	349	25	—	374
Net cash used in investing activities	—	(165)	(8,477)	(1,311)	(263)	(10,216)
Cash flows from financing activities
Proceeds from issuance of debt	—	—	—	589	—	589
Net proceeds from revolving credit facility	—	26,500	—	—	—	26,500
Principal repayments of debt	—	(26,500)	(1,710)	(1,219)	—	(29,429)
Repayments of finance obligation	—	—	(56)	—	—	(56)
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(157)	(157)
Cash distributions to shareholders	—	—	—	(420)	420	—
Net cash (used in) provided by financing activities	—	—	(1,766)	(1,050)	263	(2,553)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)
Net (decrease) increase in cash and cash equivalents	(11)	(1)	(6,233)	1,562	—	(4,683)
Cash and cash equivalents, beginning of period	168	124	6,545	8,573	—	15,410
Cash and cash equivalents, end of period	$157	$123	$312	$10,135	$—	$10,727

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  This section of this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. These statements may be identified by the use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “should”, or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q in the section titled “Risk Factors” and  in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this Form 10-Q. References in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and “the Company and Parent” are references to 21st Century Oncology Holdings, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise. References in this Quarterly Report on Form 10-Q to “our treatment centers” refer to owned, managed and hospital based treatment centers.

Overview

We are the leading global, physician-led provider of integrated cancer care (“ICC”) services. Our physicians provide comprehensive, academic quality, cost-effective coordinated care for cancer patients in personal and convenient community settings (our “ICC model”). We believe we offer a powerful value proposition to patients, hospital systems, payers and risk-taking physician groups by delivering high quality care and good clinical outcomes at lower overall costs through outpatient settings, clinical excellence, physician coordination and scaled efficiency.

We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of March 31, 2014, was comprised of approximately 771 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. Our physicians provide medical services at approximately 376 locations, including our 185 radiation therapy centers. Of the 185 treatment centers, 38 treatment centers were internally developed, 135 were acquired (including two which were transitioned from professional and other arrangements to freestanding) and 12 are professional/other services locations. 47 radiation therapy centers operate in partnership with health systems and other clinics and community-based sites. Our 150 cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 16 states, including Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia. Our 33 international treatment centers in Latin America are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets and continue to expand our affiliation with physician specialties in closely related areas including gynecological, breast and surgical oncology, medical oncology and urology in a number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an ICC model.

We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

•                  the number of Relative Value Units (“RVUs”) (a standard measure of value used in the U.S. Medicare reimbursement formula for physician services) delivered per day in our freestanding centers;

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our U.S. domestic net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the three months ended March 31, 2014 and 2013.

	Year Ended December 31,	Three Months Ended March 31,
U.S. Domestic	2013	2014	2013
Payer
Medicare	41.9%	41.8%	42.8%
Commercial	54.3	54.6	53.8
Medicaid	2.7	2.7	2.7
Self pay	1.1	0.9	0.7

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

In the proposed Medicare 2014 Physician Fee Schedule, CMS proposed to reduce payments for radiation oncology by 5% overall. This reduction related to a cap on certain radiation oncology services at the hospital outpatient department and ambulatory surgical center’s (“OPD/ASC”) rate [-4%]; reductions to certain radiation oncology codes due to Medicare Economic Index (“MEI”) revisions [-2%]; and offsetting minor increases due to other aspects of the fee schedule [+1%]. Because the cap and MEI policies only applied to freestanding settings, the cut to freestanding centers would likely have been closer to 8%, while hospital-based radiation oncologists would have received an increase in payment under the proposal. In the final Medicare 2014 Physician Fee Schedule, CMS did not finalize its proposal to cap certain radiation oncology services at the OPD/ASC rate. Although CMS did finalize its proposal to revise the MEI [-2% impact], CMS also incorporated updated relative value units (“RVUs”) for new and existing codes [+3% impact] resulting in a net impact of +1% for radiation oncology overall. Because the MEI policy only applies to freestanding settings, the impact to freestanding centers is approximately flat, while hospital-based radiation oncologists would receive an increase in payment under the final rule. CMS noted in the final rule, due to budget neutrality requirements relating to the MEI policy, the 2014 conversion factor was estimated to be $35.6446 (assuming no sustainable growth rate (“SGR”) cuts), rather than the 2013 conversion factor of $34.023.

Medicare reimbursement rates for all procedures under Medicare ultimately are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the SGR.  For the last several years, the SGR policy has threatened significant cuts to the CF, although Congress has consistently delayed those cuts.  On December 26, 2013, the President signed into law the Pathway for SGR Reform Act of 2013, which prevented the scheduled SGR payment reduction for physicians from taking effect on January 1, 2014.  Instead, the Pathway for SGR Reform Act provided for a 0.5 percent update (to $35.8228) for such services through March 31, 2014.  On April 1, 2014, the President signed H.R. 4302, the Protecting Access to Medicare Act of 2014 which extended the $35.8228 conversion factor through 2014 and also provided for a zero percent update through March 31, 2015.  If future SGR reductions are not suspended, and if a permanent “doc fix” is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at more than 20%) will take effect on April 1, 2015.

In addition, under the Budget Control Act of 2011, Medicare providers are cut under a sequestration process by 2% each year relative to baseline spending through 2021 This policy was subsequently extended through 2024.  In the Protecting Access to Medicare Act, the sequestration policy was frontloaded for the year 2024 such that Medicare providers would be cut 4% in the first half of 2024 and 0% in the second half of 2024.

Commercial

Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 98% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the three months ended March 31, 2014 approximately 2% of our U.S. net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

•                  increased costs associated with development and optimization of our internal infrastructure; and

•                  healthcare reform.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Domestic U.S.	2014	2013	% Change
Number of treatment days	63	63	0.0%

Total RVU’s — freestanding centers	3,793,809	2,718,893	39.5%

RVU’s per day — freestanding centers	60,219	43,157	39.5%

Percentage change in RVU’s per day - freestanding centers - same market basis	0.8%	(7.5)%

Total treatments - freestanding centers	191,993	125,670	52.8%

Treatments per day - freestanding centers	3,048	1,995	52.8%

Percentage change in revenue per treatment freestanding centers — same market basis	3.2%	(5.5)%

Percentage change in treatments per day freestanding centers — same market basis	3.4%	0.0%

Percentage change in freestanding revenues same market basis	6.8%	(7.0)%

Radiation oncology cases completed:

3-D cases	1,835	1,755

IMRT cases	2,920	2,798

Other cases	523	527

Total radiation oncology cases completed	5,278	5,080	3.9%

Treatments per radiation oncology case completed	23.8	24.2

Revenue per radiation oncology case	$19,066	$19,144

Number of employed, contracted and affiliated physicians:

Radiation oncologists	178	111

Urologists	163	108

Surgeons	46	35

Medical oncologists	42	24

Gynecologic oncologists	7	5

Other physicians	18	11

Affiliated physicians	317	281

Total physicians	771	575	34.1%

Treatment centers - freestanding (global)	173	122	41.8%

Treatment centers — hospital / other groups (global)	12	5	140.0%

Total treatment centers	185	127	45.7%

Days sales outstanding at quarter end	35	35

	Three Months Ended March 31,
Domestic U.S.	2014	2013
Net patient service revenue — professional services only (in thousands)	$70,859	$52,904

Net patient service revenue — excluding physician practice expense (in thousands)	$235,547	$171,973

The following table summarizes key operating statistics of our results of operations for our international operations, which are operated through Medical Developers, LLC (“MDLLC”) and its subsidiaries for the three ended March 31, 2014 and 2013:

	Three Months Ended March 31,
International	2014	2013	% Change
Number of new cases
2-D cases	766	990
3-D cases	2,869	2,245
IMRT / IGRT cases	646	372
Total	4,281	3,607	18.7%

Revenue per radiation oncology case	$4,946	$5,734

International

Comparison of the Three Months Ended March 31, 2014 and 2013

MDLLC’s total revenues increased $0.5 million, or 2.4%, from $20.7 million to $21.2 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  Total revenue was positively impacted by $0.5 million of revenue from the acquisition of a center in Guatemala City, Guatemala in January 2014, growth in cases and an improvement in treatment mix offset by the impact of a significant  depreciation in the Argentine Peso as compared to the same period in 2013.  Case growth increased by 674 or 18.7% during the quarter.  The trend toward more clinically-advanced treatments, which require more time to complete, continued during the quarter with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments versus 2D treatments as compared to the same period in 2013.

Facility gross profit decreased $0.4 million, or 3.4% from $11.8 million to $11.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  Facility-level gross profit as a percentage of total revenues decreased to 57.2% from 53.9%. Increases in medical supplies, facility rent, incremental depreciation expense relating to our continued growth and investment in Latin America, expenses related to two centers which are anticipated to open later in 2014, as well as local inflation was offset by a decrease in physician compensation.

The following table presents summaries of our results of operations for the three months ended March 31, 2014 and 2013.

(in thousands)	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Revenues:
Net patient service revenue	$213,908	91.7%	$171,973	98.8%
Management fees	16,597	7.1	—	—
Other revenue	2,892	1.2	2,004	1.2
Total revenues	233,397	100.0	173,977	100.0
Expenses:
Salaries and benefits	125,909	53.9	96,253	55.3
Medical supplies	21,734	9.3	15,842	9.1
Facility rent expenses	15,495	6.6	10,183	5.9
Other operating expenses	14,381	6.2	10,276	5.9
General and administrative expenses	30,114	12.9	20,735	11.9
Depreciation and amortization	20,722	8.9	15,171	8.7
Provision for doubtful accounts	4,296	1.8	3,075	1.8
Interest expense, net	27,527	11.8	19,944	11.5
Loss on sale leaseback transaction	135	0.1	—	—
Fair value adjustment of earn-out liability	199	0.1	—	—
Loss on foreign currency transactions	28	—	44	—
(Gain) loss on foreign currency derivative contracts	(4)	—	52	—
Total expenses	260,536	111.6	191,575	110.1
Loss before income taxes	(27,139)	(11.6)	(17,598)	(10.1)
Income tax (benefit) expense	2,106	0.9	1,779	1.0
Net loss	(29,245)	(12.5)	(19,377)	(11.1)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(936)	(0.4)	(364)	(0.2)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(30,181)	(12.9)%	$(19,741)	(11.3)%

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

Net patient service revenue. For the three months ended March 31, 2014 and 2013, net patient service revenue comprised 91.7% and 98.8%, respectively, of our total revenues.  In our net patient service revenue for the three months ended March 31, 2014 and 2013, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 30.4%, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. For the three months ended March 31, 2014, management fees comprised 7.1% of our total revenues.  These management fees are as a result of the OnCure transaction, which closed on October 25, 2013.

Other revenue. For the three months ended March 31, 2014 and 2013, other revenue comprised approximately 1.2% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $59.4 million, or 34.2%, from $174.0 million for the three months ended March 31, 2013 to $233.4 million for the three months ended March 31, 2014. Total revenue was positively impacted by $58.6 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2013 and 2014 through the acquisition of several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisition of physician radiation practices in Argentina, Arizona, California, Guatemala, Florida, Indiana, North Carolina, Mexico and the opening of two de novo centers as follows:

Date	Sites	Location	Market	Type

May 2013	3	Cape Coral / Ft. Myers / Bonita Springs — Florida	Lee County — Florida	Acquisition

May 2013	2	Naples — Florida	Collier County — Florida	Acquisition

June 2013	1	Casa Grande - Arizona	Central Arizona	Joint Venture Acquisition

July 2013	1	Latin America	International (Mexico)	Acquisition

September 2013	1	Latin America	International (Argentina)	De Novo (Hospital Campus)

October 2013	30	California / Indiana / Florida	California / Indiana / Florida	Acquisition - OnCure Freestanding

October 2013	3	Indiana	Indiana	Acquisition - OnCure professional / other

October 2013	1	Roanoke Rapids, North Carolina	Eastern North Carolina	Acquisition

January 2014	1	Guatemala	International (Guatemala)	Acquisition

February 2014	17	Miami/Dade/Palm Beach/Broward counties — Florida	Miami/Dade/Palm Beach counties — Florida	Acquisition - SFRO Freestanding

February 2014	4	Miami/Dade/Palm Beach counties — Florida	Miami/Dade/Palm Beach counties — Florida	Acquisition - SFRO professional / other

February 2014	1	Westchester/Bronx/Long Island — New York	Westchester/Bronx/Long Island — New York	De Novo

March 2014	1	Latin America	International (Argentina)	Acquisition

Revenues in our existing local markets and practices increased by approximately $0.8 million.

Expenses

Salaries and benefits. Salaries and benefits increased by $29.6 million, or 30.8%, from $96.3 million for the three months ended March 31, 2013 to $125.9 million for the three months ended March 31, 2014. Salaries and benefits as a percentage of total revenues decreased from 55.3% for the three months ended March 31, 2013 to 53.9% for the three months ended March 31, 2014.  Additional staffing of personnel and physicians due to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014 contributed $25.9 million to our salaries and benefits. In December 2013, we implemented a new equity-incentive plan, which decreased stock compensation by approximately $0.2 million in 2014. For existing practices and centers within our local markets, salaries and benefits increased $3.9 million due increased salaries related to our physician liaison program and the expansion of our senior management team offset by decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies increased by $5.9 million, or 37.2%, from $15.8 million for the three months ended March 31, 2013 to $21.7 million for the three months ended March 31, 2014. Medical supplies as a percentage of total revenues increased from 9.1% for the three months ended March 31, 2013 to 9.3% for the three months ended March 31, 2014. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $4.9 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $1.0 million as we continue to see stable patient volumes and treatment counts in our existing local markets. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $5.3 million, or 52.2%, from $10.2 million for the three months ended March 31, 2013 to $15.5 million for the three months ended March 31, 2014. Facility rent expenses as a percentage of total revenues increased from 5.9% for the three months ended March 31, 2013 to 6.6% for the three months ended March 31, 2014. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $5.2 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.1 million.

Other operating expenses. Other operating expenses increased by $4.1 million or 39.9%, from $10.3 million for the three months ended March 31, 2013 to $14.4 million for the three months ended March 31, 2014.  Other operating expense as a percentage of total revenues increased from 5.9% for the three months ended March 31, 2013 to 6.2% for the three months ended March 31, 2014.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $3.9 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. Approximately $0.2 million relates to equipment rental expense relating to medical equipment refinancing.

General and administrative expenses. General and administrative expenses increased by $9.4 million or 45.2%, from $20.7 million for the three months ended March 31, 2013 to $30.1 million for the three months ended March 31, 2014. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 11.9% for the three months ended March 31, 2013 to 12.9% for the three months ended March 31, 2014.  The net increase of $9.4 million in general and administrative expenses was due to an increase of approximately $4.6 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. In addition there was an increase of approximately $0.1 million in litigation settlements with certain physicians, $0.4 million related to expenses for consulting services for the CMS 2014 fee schedule, $3.3 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $0.2 million relating to our rebranding initiatives, and an increase of approximately $0.8 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization expense increased by $5.5 million or 36.6%, from $15.2 million for the three months ended March 31, 2013 to $20.7 million for the three months ended March 31, 2014. Depreciation and amortization expense as a percentage of total revenues increased from 8.7% for the three months ended March 31, 2013 to 8.9% for the three months ended March 31, 2014.  The change in depreciation and amortization was due to an increase of approximately $5.6 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.2 million offset by a decrease of approximately $0.3 million in amortization of certain non-compete agreements.

Provision for doubtful accounts. The provision for doubtful accounts increased by $1.2 million, or 39.7%, from $3.1 million for the three months ended March 31, 2013 to $4.3 million for the three months ended March 31, 2014.  The provision for doubtful accounts as a percentage of total revenues was 1.8% for the three months ended March 31, 2014 and 2013. We continue to reduce our provision for doubtful accounts as we continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

Interest expense, net. Interest expense, increased by $7.6 million, or 38.0%, from $19.9 million for the three months ended March 31, 2013 to $27.5 million for the three months ended March 31, 2014. The increase is primarily attributable to additional debt obligations predominately relating to our senior credit facility.  As of March 31, 2014, we had approximately $90.0 million outstanding in our Term Facility and $65.0 million outstanding in our Revolver Credit Facility. The increase is also attributable to recent acquisitions. Pursuant to the SFRO acquisition we entered into the SFRO Credit Agreement which provides for a $60 million Term B Loan, $7.9 million Term A Loan, and assumed capital lease obligations. The OnCure transaction included the issuance of $82.5 million in senior secured notes which accrue interest at a rate of 11.75% per annum and additional capital lease financing.

Loss on sale leaseback transaction. In March 2014, the Company entered into a sale leaseback transaction with a financial institution.  The sale leaseback transaction related to medical equipment.  Proceeds from the sale were approximately $5.7 million.  The Company recorded a loss on the sale leaseback transaction of approximately $0.1 million.

Fair value adjustment of earn-out liability.  On October 25, 2013, we completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from our senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million included in other long-term liabilities in the consolidated balance sheets, is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions (the “earn out payment”).  The Company recorded an estimated earn out payment at the time of the closing of the transaction. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due on December 31, 2015, and is payable through the issuance of the 11.75% senior secured notes.  At March 31, 2014, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller by approximately $0.2 million. We recorded the $0.2 million to expense in the fair value adjustment caption in the consolidated statements of operations and comprehensive loss.

Income taxes.  Our effective tax rate was (7.8)% for the three months ended March 31, 2014 and (10.1)% for the three months ended March 31, 2013. The change in the effective rate for the first quarter of 2014 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.  As a result, on an absolute dollar basis, the expense for income taxes changed by $0.3 million from the income tax expense of $1.8 million for the three months ended March 31, 2013 to an income tax expense of $2.1 million for the three months ended March 31, 2014.

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

Net loss. Net loss increased by $9.9 million, from $19.4 million in net loss for the three months ended March 31, 2013 to $29.2 million net loss for the three months ended March 31, 2014.  Net loss represents 11.1% of total revenues for the three months ended March 31, 2013 and 12.5% of total revenues for the three months ended March 31, 2014.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  64 of our 185 radiation treatment centers are located in Florida.

Liquidity and Capital Resources

We are highly leveraged. As of March 31, 2014, we had $1.2 billion of long-term debt and other long-term liabilities outstanding. Over the next year, the interest and principal payments due under our various debt agreements are approximately $99.1 million and $27.5 million, respectively. As of May 12, 2014, we had unrestricted cash of approximately $27.4 million and approximately $15.1 million of availability under our revolving credit facility. We had to draw on our revolving credit facility in order to make the April 15, 2014 interest payment of approximately $18.8 million. In addition, we routinely extend vendor payments beyond stated terms during the periods preceding semi-annual interest payments in order to conserve cash and liquidity. Working capital was $9.1 million at December 31, 2013 and declined to a working capital deficit of $(18.7) million at March 31, 2014, primarily due to an increase of approximately $21.0 million in accrued interest. At May 12, 2014, approximately $7.8 million of accounts payable had aged beyond stated terms. We also intend to pay these accounts payable over the next three to four weeks. We intend to make the May 15, 2014 interest payment of approximately $15.5 million from our unrestricted cash balance.

Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

•          making it more difficult for us to satisfy our obligations with respect to debt;

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

We have experienced and continue to experience losses from operations. We reported a net loss of approximately $78.2 million, $151.1 million, and $349.9 million for the years ended December 31, 2013, 2012, and 2011, respectively, and $29.2 million and $19.4 million for the three month periods ended March 31, 2014 and 2013, respectively. Our ability to continue as a going concern is dependent on obtaining additional capital, restructuring its indebtedness, and, ultimately, achieving profitable operations.

We have several initiatives designed to increase revenue and profitability through strategic acquisitions, improvements in commercial payer contracting, development and expansion of our ICC model, and realignment of physician compensation arrangements.

Although we are significantly leveraged, we expect that the current cash balances, and cash generated from operations will be sufficient to meet working capital, capital expenditure, debt service, and other cash needs for the next year; however, there can be no assurances that we will be able to generate sufficient cash flow from operations or the future borrowings will be available in an amount sufficient to service our debt, refinance our debt or to fund other liquidity needs.

In the event we are unable to generate sufficient cash to support our ongoing operations and are unsuccessful in completing our planned initial public offering, we will need to seek additional debt financing. We may need to restructure or refinance all or a portion of our debt, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict business operations.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the three month periods ended March 31, 2013 was $8.1 million. Net cash used in operating activities for the three month periods ended March 31, 2014 was $0.3 million.

Net cash used in operating activities decreased by $8.4 million from $8.1 million in cash provided by operating activities for the three month period ended March 31, 2013 to $0.3 million in cash used in operating activities for the three month period ended March 31, 2014 predominately due to additional interest payments on our debt relating to our senior credit facility.  As of March 31, 2014, we had approximately $90.0 million outstanding in our Term Facility and $65.0 million outstanding in our Revolver Credit Facility.

Cash at March 31, 2014 held by our foreign subsidiaries was $2.9 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We anticipate we can adequately fund our domestic operations from cash flows generated solely from our U.S. business. We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the three month periods ended March 31, 2013 and 2014 was $10.2 million and $79.0 million, respectively.

Net cash used in investing activities increased by $68.8 million from $10.2 million for the three month period ended March 31, 2013 to $79.0 million for the three month period ended March 31, 2014.  In 2014, net cash used in investing activities was impacted by approximately $49.3 million in the acquisition of medical practices. On January 13, 2014, Carepoint purchased the membership interest in Quantum Care, LLC for approximately $1.9 million. On January 15, 2014, we purchased 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $0.9 million plus the assumption of approximately $3.1 million in debt. On February 10, 2014, we purchased a 65% equity interest in South Florida Radiation Oncology (“SFRO”) for approximately $60 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt. In addition we reflected approximately $11.7 million in restricted cash relating to the SFRO existing debt and an indemnity escrow for the determination of the final purchase price.  On March 26, 2014 we purchased 75% interest in a legal entity that operates a radiation oncology facility in Villa Maria, Argentina for approximately $0.5 million. During 2014, we acquired the assets of several physician practices in Florida for approximately $0.3 million. During 2014, we purchased approximately $19.1 million in property and equipment. We have one of the most technically-advanced radiation equipment platforms in the industry. A significant portion of this spend is for growth related projects.  This includes the upgrade of technology and equipment at the legacy OnCure centers to expand capacity as well as add SRS capacity, and Medical Developers’ growth.

In 2013, net cash used in investing activities was impacted by approximately $0.1 million in cash paid for the assets of several physician practices in Arizona, and North Carolina and approximately $0.2 million in contribution of capital to an unconsolidated joint venture.

Cash Flows From Financing Activities

Net cash used in financing activities for the three month period ended March 31, 2013 was $2.6 million and net cash provided by financing activities for the three month period ended March 31, 2014 was $74.2 million.

In January 2014, we sold a 20% share of our Southern New England Regional Cancer Care joint venture each to Care New England Health System (“CNE”) and Roger Williams Medical Center.  Also during the quarter CNE acquired a 20% interest in our Roger Williams Medical Center joint venture. We received payments of approximately $1.3 million from the issuance of noncontrolling interests in these joint ventures.

On February 10, 2014, 21C East Florida and South Florida Radiation Oncology Coconut Creek, LLC (“Coconut Creek”), a subsidiary of SFRO, as borrowers (the “Borrowers”), the several lenders and other financial institutions or entities from time to time parties thereto and Cortland Capital Market Services LLC as administrative agent and collateral agent entered into a new credit agreement (the “SFRO Credit Agreement”).  The SFRO Credit Agreement provides for a $60 million Term B Loan in favor of 21C East Florida (“Term B Loan”) and $7.9 million Term A Loan in favor of Coconut Creek issued for purposes of refinancing existing SFRO debt (“Term A Loan” and together with the Term B Loan, the “SFRO Term Loans”).  The SFRO Term Loans each have a maturity date of January 15, 2017.  We incurred approximately $1.0 million in deferred financing costs relating to the SFRO debt.

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

On August 28, 2013, we entered into an Amendment Agreement (the “Amendment Agreement”) to the credit agreement among us, 21C, the institutions from time to time party thereto as lenders, the Administrative Agent named therein and the other agents and arrangers named therein, dated as of May 10, 2012 (the “Original Credit Agreement” and, as amended and restated by the Amendment Agreement, the “Credit Agreement”).  Pursuant to the terms of the Amendment Agreement, the amendments to the Original Credit Agreement became effective on August 29, 2013.

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

We had partnership distributions from non-controlling interests of approximately $0.2 million and $0.1 million in 2013 and 2014, respectively.

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

Senior Secured Notes

On October 25, 2013, we completed the acquisition of OnCure. The transaction included the issuance of $82.5 million in senior secured notes of OnCure (the “OnCure Notes”), which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions. The OnCure Notes were issued pursuant to an Amended and Restated Indenture (the “OnCure Indenture”) of OnCure, with OnCure, as issuer, the subsidiaries of OnCure named therein, as guarantors, the Company, 21C and the subsidiaries of the Company and 21C named therein, as guarantors and Wilmington Trust, National

Association, as trustee and collateral agent. The OnCure Notes are senior secured obligations of OnCure and certain of its subsidiaries that guarantee the OnCure Notes and senior unsecured obligations of the Company and its subsidiaries that guarantee the OnCure Notes.

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

Senior Secured Credit Facility

On May 10, 2012, we also entered into the Credit Agreement (the “Credit Agreement”) among 21C, as borrower, the Company, Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto. On August 28, 2013, we entered into the Amendment Agreement to the credit agreement among the Company, 21C, the institutions from time to time party thereto as lenders, the Administrative Agent named therein and the other agents and arrangers named therein, dated as of May 10, 2012 (the “Original Credit Agreement” and, as amended and restated by the Amendment Agreement, the “Credit Agreement”).  Pursuant to the terms of the Amendment Agreement the amendments to the Original Credit Agreement became effective on August 29, 2013.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to:  incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, as of the last business day of each month, 21C will be required to maintain a certain minimum amount of unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility of not less than $15.0 million.

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

The Credit Facilities and certain interest rate protection and other hedging arrangements provided by lenders under the Credit Facilities or its affiliates are secured on a first priority basis by security interests in substantially all of 21C’s and each guarantor’s tangible and intangible assets (subject to certain exceptions).

The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at March 31, 2014		Level at March 31, 2014
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$36.0 million

The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of March 31, 2014.

On April 15, 2014, we obtained a waiver of borrowing conditions due to a default of not providing audited financial statements for the year ended December 31, 2013 within 90 days after year end. We paid the administrative agent for the account of the Revolving Lenders a fee equal to 0.125% of such Lender’s aggregate Commitments. The Senior Revolving Credit Facility provides for a 30 day cure period for the filing of the audited annual financial statements. The default was cured with the provision of the audited financial statements to the administrative agent on April 30, 2014.

Term Loan A and B Facilities

On February 10, 2014, 21C East Florida and South Florida Radiation Oncology Coconut Creek, LLC (“Coconut Creek”), a subsidiary of SFRO, as borrowers (the “Borrowers”), the several lenders and other financial institutions or entities from time to time parties thereto and Cortland Capital Market Services LLC as administrative agent and collateral agent entered into a new credit agreement (the “SFRO Credit Agreement”). The SFRO Credit Agreement provides for a $60 million Term B Loan in favor of 21C East Florida (“Term B Loan”) and $7.9 million Term A Loan in favor of Coconut Creek issued for purposes of refinancing existing SFRO debt (“Term A Loan” and together with the Term B Loan, the “SFRO Term Loans”). The SFRO Term Loans each have a maturity date of January 15, 2017.

The SFRO Term Loans are subject to the following interest rates:

(a) for Term A Loans, for any interest period, at a rate per annum equal to (i) a floating index rate per annum equal to (A) the rate per annum determined on the basis of the rate for six month dollar deposits appearing on Reuters Screen LIBOR01 Page as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (B) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of Eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D) (provided that such floating index rate shall not be less than 1.25% per annum) (the “Eurodollar Rate”), plus (ii) an applicable margin equal to 5.75% per annum (provided that such rate per annum shall be 6.75% if Treasure Coast Medicine, LLC (“Treasure Coast Medicine”) has not become a guarantor of the Term A Loan on or before the first interest payment date on or after February 10, 2014 and until the first occurring interest payment date on which Treasure Coast Medicine is a guarantor of the Term A Loan); and

(b) for Term B Loans, for any interest period, payable in cash (a “Cash Interest Payment”) at a rate per annum equal to (i) the Eurodollar Rate, plus (ii) an applicable margin equal to 10.5% per annum (the “Cash Interest Rate”). Notwithstanding the foregoing, 21C East Florida may elect to have the Term B Loans bear interest for each day during any interest period payable as follows: (i) for the interest periods ending July 15, 2014 and January 15, 2015, at a rate equal to the Eurodollar Rate plus 11.75% per annum (the “PIK Interest Rate”), which interest shall be paid on the applicable interest payment date by adding the amount of such interest to the aggregate principal amount of the outstanding Loan (a “PIK Interest Payment”), (ii) for the interest periods ending July 15, 2015 and January 15, 2016, (A) one-quarter of the daily principal balance of the Term B Loans at the Cash Interest Rate payable as a Cash Interest Payment, plus (B) three-quarters of the daily principal balance of the Term B Loans at the PIK Interest Rate payable as a PIK Interest Payment, or (iii) for the interest periods ending July 15, 2016 and January 15, 2017, (A) one-half at the Cash Interest Rate as a Cash Interest Payment plus (B) one-half of the daily principal balance of the Term B Loans at the PIK Interest Rate payable as a PIK Interest Payment.

The SFRO Credit Agreement contains customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross default to other material indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation and a change of control.

The obligations under the SFRO Credit Agreement of (i) 21C East Florida are secured on a first priority basis by security interests in substantially all of 21C East Florida’s tangible and intangible assets (subject to certain exceptions) and (ii) Coconut Creek are secured by certain assets of Coconut Creek.

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

Medicare, Medicaid and Commercial Payer Balances

Our central billing office staff expedites the payment process from insurance companies and other payers via electronic inquiries, phone calls and automated letters to ensure timely payment. Our billing system generates standard aging reports by date of billing in increments of 30 day intervals. The collection team utilizes these reports to assess and determine the payers requiring additional focus and collection efforts. Our accounts receivable exposure on Medicare, Medicaid and commercial payer balances are largely limited to denials and other unusual adjustments. Our exposure to bad debt on balances relating to these types of payers over the years has been insignificant.

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

Acquisitions and Developments

The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,		Three Months Ended March 31,
	2012	2013	2014
Treatment centers at beginning of period	127	126	163
Internally developed / reopened	2	3	1
Transitioned to freestanding	2	—	—
Internally (consolidated / closed / sold)	(3)	(7)	(2)
Acquired	2	38	19
Hospital-based / other groups	(2)	3	4
Hospital-based (ended / transitioned)	(2)	—	—
Treatment centers at period end	126	163	185

On February 6, 2012, we acquired the assets of a radiation oncology practice and a medical oncology group located in Asheville, North Carolina for approximately $0.9 million. The acquisition of the radiation oncology practice and the medical oncology group, further expands our presence in the Western North Carolina market and builds on the our ICC model.

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

On March 30, 2012, we acquired the assets of a radiation oncology practice for $26.0 million and two urology groups located in Sarasota/Manatee counties in Southwest Florida for approximately $1.6 million, for a total purchase price of approximately $27.6 million, comprised of $21.9 million in cash and assumed capital lease obligation of approximately $5.7 million. The acquisition of the radiation oncology practice and the two urology groups, further expands our presence in the Sarasota/Manatee counties and builds on our ICC model.

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

During 2012, we acquired the assets of several ICC physician practices in Arizona, California and Florida for approximately $1.7 million. The physician practices provide synergistic clinical services and an ICC service to our patients in the respective markets in which we provide radiation therapy treatment services.

On May 25, 2013, we acquired the assets of 5 radiation oncology practices and a urology group located in Lee/Collier counties in Southwest Florida for approximately $28.5 million, comprised of $17.7 million in cash, seller financing note of approximately $2.1 million and assumed capital lease obligations of approximately $8.7 million. The acquisition of the 5 radiation treatment centers and the urology group further expands our presence into the Southwest Florida market and builds on our ICC model.

In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million.

In June 2013, we contributed our Casa Grande, Arizona radiation physician practice, ICC practice and approximately $5.0 million to purchase a 55.0% interest in a joint venture which included an additional radiation physician practice and an expansion of an ICC model that includes medical oncology, urology and dermatology.

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

On October 25, 2013, we completed the acquisition of OnCure for approximately $125.0 million (excluding capital leases, working capital and other adjustments) . The transaction was funded through a combination of cash on hand, borrowings from our senior secured credit facility and the assumption of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature on January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions.

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

During 2013, we acquired the assets of several physician practices in Arizona, Florida, North Carolina, New Jersey, and Rhode Island for approximately $0.8 million. The physician practices provide synergistic clinical services and an ICC service to our patients in the respective markets in which we provide radiation therapy treatment services.

In January 2014, we sold a 20% share of our Southern New England Regional Cancer Care joint venture each to Care New England Health System (“CNE”) and Roger Williams Medical Center. Also during the quarter CNE acquired a 20% interest in our Roger Williams Medical Center joint venture. The incorporation of CNE reflects the addition of another important long-term partnership with a leading health system.

On January 13, 2014, Carepoint purchased the membership interest in Quantum Care, LLC for approximately $1.9 million. CarePoint offers a comprehensive suite of cancer management solutions to insurers, providers, employers and other entities that are financially responsible for the health of defined populations. With proven capabilities to manage medical, radiation and surgical oncology care across the entire continuum of settings, CarePoint represents a unique offering in the health services marketplace. Advanced technology and third-party administrator services, cost management solutions and a focused oncology-specific clinical model enable CarePoint to improve quality and reduce total oncology cost of care for its clients. CarePoint tailors its solutions to the needs of each customer and provides assistance through full-risk transfer, “a la carte” administrative services only packages or hybrid models.

On January 15, 2014, we purchased a 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $0.9 million plus the assumption of approximately $3.1 million in debt. The facility is strategically located in Guatemala City’s medical corridor and, when combined with our existing center, we believe will significantly enhance our level of services.

On February 10, 2014, we purchased a 65% equity interest in South Florida Radiation Oncology (“SFRO”) for approximately $60 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt.

SFRO operates 21 radiation treatment centers throughout south Florida. SFRO increases the number of treatment centers by approximately 10% and is expected to add approximately 591 average treatments per day.

In January 2014, we entered a strategic partnership with ProHealth Care Associates, LLP and opened a new de novo state-of-the-art radiation therapy center in Riverhead, New York. ProHealth is the largest physician group practice in the metropolitan New York area with over 500 physicians in over 150 offices treating over 750,000 covered lives.

On March 26, 2014 we purchased a 75% interest in a legal entity that operates a radiation oncology facility in Villa Maria, Argentina for approximately $0.5 million. The purchase of this radiation oncology facility further expands our presence in the Latin America market.

During 2014, we acquired the assets of several physician practices in Florida for approximately $0.3 million. The physician practices provide synergistic clinical services and an ICC service to its patients in the respective markets in which we provide radiation therapy treatment services.

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

During the fourth quarter of 2013, we closed three radiation treatment facilities in Lee/Collier Counties - Florida, as a result of the purchase of the 5 radiation oncology practices in Lee/Collier counties in Southwest Florida and one radiation treatment facility in central Arizona.

During the first quarter of 2014, we closed two radiation treatment facilities, one located in Lee County — Florida and another facility located in Charlotte County — Florida, as a result of the OnCure transaction.

As of March 31, 2014, we have four additional de novo radiation treatment centers in development located in Bolivia, Dominican Republic, North Carolina and South Carolina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

We have been selected by a consortium of leading New York academic medical centers (including Memorial Sloan-Kettering Cancer Center, Beth Israel Medical Center/Continuum Health System, NYU Langone Medical Center, Mt. Sinai Medical Center, and Montefiore Medical Center) to serve as the developer and manager of a proton beam therapy center to be constructed in Manhattan. The project is in the final stages of certificate of need approval. We expect to invest approximately $10,000,000 in the project and will have an approximate 33.6% ownership interest.

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

During the three months ended March 31, 2014 and 2013, approximately 45% and 46%, respectively, of our U.S. domestic net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

For purposes of determining the compensation expense associated with the 2012 and 2013 equity-based incentive plan grants, we engaged a third party valuation company to value the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company’s equity. The third party valuation company then used the probability-weighted expected return method (“PWERM”) to determine the fair value of these units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company’s ability to achieve certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit. Management considers an initial public offering of the Company’s stock to be one of the exit scenarios for the current shareholders, as well as a sale or merger/acquisition transaction. For the scenarios the enterprise value at exit was estimated based on a multiple of the Company’s EBITDA for the fiscal year preceding the exit date. The enterprise value for the scenario where the Company stays private (and under the majority ownership of Vestar Capital Partners, Inc., our equity sponsor) was estimated based on a discounted cash flow analysis as well as guideline company market approach. The guideline companies were publicly-traded companies that were deemed comparable to the Company. The discount rate analysis also leveraged market data of the same guideline companies. For each PWERM scenario, management estimated probability factors based on the outlook of the Company and the industry as well as prospects and timing for a potential exit based on information known or knowable as of the grant date. The probability-weighted unit values calculated at each potential exit date was present-valued to the grant date to estimate the per-unit value. The discount rate utilized in the present value calculation was the cost of equity calculated using the Capital Asset Pricing Model (“CAPM”) and based on the market data of the guideline companies as well as historical data published by Morningstar, Inc. For each PWERM scenario, the per unit values were adjusted for lack of marketability discount to determine unit value on a minority, non-marketable basis.

For 2012 and 2013, the estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if probable of being met. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company’s common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units. The assumed forfeiture rate is based on an average historical forfeiture rate. All outstanding Class EMEP Units and Class L units were canceled without payment to the holder thereof in connect with 21CI’s entry into the Fourth Amended LLC Agreement.

Grants under 2013 Plan

On December 9, 2013, 21CI entered into a Fourth Amended and Restated Limited Liability Company Agreement (the “Fourth Amended LLC Agreement”) which replaced the Third Amended LLC Agreement in its entirety. The Fourth Amended LLC Agreement established new classes of incentive equity units (such new units, together with Class MEP Units, as modified under the Fourth Amended LLC Agreement, the “2013 Plan”) in 21CI in the form of Class M Units, Class N Units and Class O Units for issuance to employees, officers, directors and other service providers, eliminated 21CI’s Class L Units and Class EMEP Units, and modified the distribution entitlements for holders of each existing class of equity units of 21CI.

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2012, we determined that the valuation allowance was approximately $82.3 million, consisting of $70.3 million against federal deferred tax assets and $12.0 million against state deferred tax assets. This represented an increase of $36.8 million. For the year ended December 31, 2013, we determined that the valuation allowance should be $97.4 million, consisting of $87.5 million against federal deferred tax assets and $9.9 million against state deferred tax assets. This represents an increase of $15.1 million in valuation allowance. The valuation allowance remained unchanged at March 31, 2014.

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

We are subject to taxation in the United States, approximately 25 state jurisdictions, the Netherlands, and throughout Latin America, namely, Argentina, Bolivia, Brazil, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which we are subject to tax are the United States, Florida and Argentina.

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

During 2012, we closed a U.S. Federal income tax examination for tax years 2007 through 2008.  All issues proposed have been agreed to with the exception of interest and penalties for which an accrual of $2.2 million is recorded. During the third quarter of 2013, we closed the federal income tax audit related to calendar year 2009 with no material adjustments. We closed the New York State audit for tax years 2006 through 2008 with a favorable result during the first quarter of 2013.

New Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which amends ASC 740 to clarify balance sheet presentation requirements of unrecognized tax benefits. ASU 2013-11 is effective for us on January 1, 2014. We adopted ASC 740 and reclassified approximately $1.2 million of unrecognized tax benefits from income taxes payable to other long term liabilities.

In April 2014, the FASB issued an accounting update which amends the definition of a discontinued operation. The new definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. The new definition includes an acquired business that is classified as held for sale at the date of acquisition. The accounting update requires new disclosures of both discontinued operations and a disposal of an individually significant component of an entity. The accounting update is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.

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

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of March 31, 2014, we have interest rate exposure on $155.0 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $1.6 million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

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

As of March 31 2014, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses that we identified in March 2014 related to management’s identification of and accounting for a loss contingency and related disclosure as of December 31, 2013.

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

The Company has developed a specific action plan to enhance the reliability and effectiveness of our control procedures. We believe that these actions and the resulting improvements in controls address the material weaknesses related to management’s identification of and accounting for a loss contingency and related disclosure as of December 31, 2013. As part of our 2014 assessment of internal control over financial reporting, we will test and evaluate these additional controls to assess whether they are operating effectively.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

We are involved in certain legal actions and claims that arise in the ordinary course of our business.  We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On February 18, 2014, we were served with subpoenas from the Office of Inspector General of the Department of Health & Human Services acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain of our employed physicians and performed by us.  We have recorded a liability of approximately $4.7 million that is included in accrued expenses in our condensed consolidated balance sheet as of December 31, 2013 and March 31, 2014.  The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by us, our review of qualitative and quantitative factors, and our assessment of potential outcomes under different scenarios used to assess our exposure which may be used to determine a potential settlement should we decide not to litigate.  Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, our exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled.  Our estimate of the high-end of the range of exposure is $9.4 million.

Based on reviews performed to date, we do not believe that we or our physicians knowingly submitted false claims in violation of applicable Medicare statutory or regulatory requirements. We are cooperating fully with the subpoena requests. We believe we have a meritorious position and will vigorously defend any claim that may be asserted against us.

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision.  The specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of March 31, 2014.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 47.7%, 45.3%, 44.6% and 44.5% of our U.S. net patient service revenue for the years ended December 31, 2011, 2012 and 2013 and for the three months ended March 31, 2014, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid patients, equaling approximately 2.8%, 2.7%, and 2.7% for the years ended December 31, 2011, 2012 and 2013, respectively. In addition, Medicare Advantage represents approximately 13% of our 2013 U.S. net patient service revenue. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. Following a public comment period, the Centers for Medicare & Medicaid Services (“CMS”) can change these schedules annually and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

In the final Medicare 2013 Physician Fee Schedule, CMS reduced payments for radiation oncology by 7%. This reduction related to (1) the fourth year of the four-year transition to the utilization of new Physician Practice Information

Survey (“PPIS”) data, (2) a change in equipment interest rate assumptions, (3) budget neutrality effects of a proposal to create a new discharge care management code, (4) input changes for certain radiation therapy procedures, and (5) certain other revised radiation oncology codes. The largest of these changes (accounting for 4% of the gross reduction) reflected the transition of the final 25% of PPIS data used in the Practice Expense Relative Value Unit (“PERVU”) methodology. The change in the CMS interest rate policy (accounting for 3% of the gross reduction) reduced interest rate assumptions in the CMS database from 11% to a sliding scale of 5.5% to 8%. CMS also finalized its proposal to create a HCPCS G-code to describe transition care management from a hospital or other institutional stay to a primary physician in the community (accounting for 1% of the gross reduction). While this policy benefited primary care, non-primary care physicians are negatively impacted due to the budget-neutrality of the Medicare 2013 Physician Fee Schedule. The rule also made adjustments (accounting for 1% of the gross reduction) due to the use of new time of care assumptions for IMRT and stereotactic body radiation therapy (“SBRT”). Although the proposed reductions in time of care assumptions alone would have resulted in a gross 7% reduction to radiation oncology, CMS in its final rule included updated cost data submitted by the radiation oncology community for code inputs which reversed the vast majority of the reduction resulting from the new time of care assumptions. Total gross reductions in the final rule were offset by a 2% increase due to certain other revised radiation oncology codes, which resulted in a total net reduction to radiation oncology of 7%.

In the proposed Medicare 2014 Physician Fee Schedule, CMS proposed to reduce payments for radiation oncology by 5% overall. This reduction related to a cap on certain radiation oncology services at the hospital outpatient department and ambulatory surgical center’s (“OPD/ASC”) rate [-4%]; reductions to certain radiation oncology codes due to Medicare Economic Index (“MEI”) revisions [-2%]; and offsetting minor increases due to other aspects of the fee schedule [+1%]. Because the cap and MEI policies only applied to freestanding settings, the cut to freestanding centers would likely have been closer to 8%, while hospital-based radiation oncologists would have received an increase in payment under the proposal. In the final Medicare 2014 Physician Fee Schedule, CMS did not finalize its proposal to cap certain radiation oncology services at the OPD/ASC rate. Although CMS did finalize its proposal to revise the MEI [-2% impact], CMS also incorporated updated relative value units (“RVUs”) for new and existing codes [+3% impact] resulting in a net impact of +1% for radiation oncology overall. Because the MEI policy only applies to freestanding settings, the impact to freestanding centers is approximately flat, while hospital-based radiation oncologists would receive an increase in payment under the final rule. CMS noted in the final rule, due to budget neutrality requirements relating to the MEI policy, the 2014 conversion factor was estimated to be $35.6446 (assuming no sustainable growth rate (“SGR”) cuts), rather than the 2013 conversion factor of $34.023.

Medicare reimbursement rates for all procedures under Medicare ultimately are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the SGR.  For the last several years, the SGR policy has threatened significant cuts to the CF, although Congress has consistently delayed those cuts.  On December 26, 2013, the President signed into law the Pathway for SGR Reform Act of 2013, which prevented the scheduled SGR payment reduction for physicians from taking effect on January 1, 2014.  Instead, the Pathway for SGR Reform Act provided for a 0.5 percent update (to $35.8228) for such services through March 31, 2014.  On April 1, 2014, the President signed H.R. 4302, the Protecting Access to Medicare Act of 2014 which extended the $35.8228 conversion factor through 2014 and also provided for a zero percent update through March 21, 2015.  If future SGR reductions are not suspended, and if a permanent “doc fix” is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at more than 20%) will take effect on April 1, 2015.

In addition, under the Budget Control Act of 2011, Medicare providers are cut under a sequestration process by 2% each year relative to baseline spending through 2021 This policy was subsequently extended through 2024.  In the Protecting Access to Medicare Act, the sequestration policy was frontloaded for the year 2024 such that Medicare providers would be cut 4% in the first half of 2024 and 0% in the second half of 2024.

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

The Health Care Reform Act provides for the creation of health insurance “Marketplaces” in each state where individuals can compare and enroll in Qualified Health Plans (“QHPs”).   Some QHPs will be partially subsidized by Federal funds. Individuals with an income less than 400% of the federal poverty level that purchase insurance on a Marketplace may be eligible for federal subsidies to cover a portion of their health insurance premium costs. In addition, they may be eligible for government cost sharing of co-insurance or co-pay obligations. The presence of Federal funds in QHPs in the form of subsidies and cost sharing may subject providers to heightened government attention and enforcement, which could significantly increase the cost of compliance and could materially impact our operations.

Furthermore, an open question remains whether the availability of these federal subsidies classifies a QHP as a federal healthcare program. In an October 30, 2013 letter, Kathleen Sebelius, the Secretary of the U.S. Department of Health and Human Services (“DHHS”), indicated that DHHS does not consider QHPs to be federal healthcare programs. However, this statement by Secretary Sebelius has not been tested in court, and a judge may not agree. Additionally, a subsequent Centers for Medicare and Medicaid Services (“CMS”) FAQ on November 4, 2013, as well as a November 7, 2013 letter from U.S. Senator Charles Grassley to Secretary Sebelius and Attorney General Eric Holder, indicates that this issue is not settled. If QHPs are classified as federal healthcare programs it could further increase the cost of compliance significantly for providers. The Health Care Reform Act has experienced several setbacks that heighten the uncertainty about its implementation. On October 1, 2013, the DHHS launched the federally-run insurance Marketplaces through its www.healthcare.gov website. The website has experienced multiple problems throughout its launch, which has limited the ability of individuals to sign up for healthcare coverage and has exposed security concerns. In addition, during the fall of 2013, millions of people with individual health insurance plans received cancellation letters from their insurance providers. These letters frequently expressed that plans were being cancelled because they failed to meet the new requirements of the Health Care Reform Act. In response, the White House announced that it would grant state insurance commissioners federal permission to allow consumers to keep existing health insurance policies through 2014. Several state insurance commissions have nonetheless continued to maintain that insurers cannot offer plans in 2014 unless they meet the requirements of the Health Care Reform Act. These implementation setbacks have called into question early predictions about the number of previously un-insured individuals who will obtain coverage through a Marketplace plan. In addition, certain members of Congress continue to introduce legislation that would repeal or significantly amend the Health Care Reform Act. Because of the continued uncertainty about the implementation of the Health Care Reform Act, we cannot predict the impact of the law or any future reforms on our business.

We can give no assurance that the Health Care Reform Act will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform would affect our business.

Our substantial debt could adversely affect our financial condition.

We have $1.1 billion of total debt outstanding as of March 31, 2014. Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

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

We cannot assure you that we will achieve the revenue and benefits identified in this quarterly report from completed acquisitions, including with respect to OnCure, or that we will achieve synergies and cost savings or benefits in connection with future acquisitions. In addition, many of the businesses that we have acquired and will acquire have unaudited financial statements that have been prepared by the management of such companies and have not been independently reviewed and audited. We cannot assure you that the financial statements of companies we have acquired or will acquire would not be materially different if such statements were audited. Finally, we cannot assure you that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete acquisitions at all.

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

Our international subsidiaries accounted for $21.2 million and $20.7 million or 9.1% and 11.9%, of our total revenues for the three months ended March 31, 2014 and 2013, respectively.

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

In addition, in March 2014, we identified a material weakness in our internal communications regarding the identification of and accounting for the loss contingency, along with the related disclosure regarding certain subpoenas we received in February, 2014, from the Office of Inspector General of the Department of Health & Human Services.  We determined that the error was caused by the fact that certain controls relating to (i) the design of certain controls relating to the identification and communication of potential losses relating to certain patient billings and (ii) deficiencies in the determination of and accounting for the probable loss as well as the related disclosures regarding the subpoenas.  Management determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting as of December 31, 2013. See Item 9A for further information.

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

If our remedial measures are insufficient to address the material weaknesses or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may be unable to accurately report our financial results, or report them within the required timeframes, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results in the future, which could cause investors and others to lose confidence in our financial statements, limit our ability to raise capital and could adversely affect our reputation, results of operations and financial condition.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

(a)   None.

(b)   None.

Item 6.         Exhibits.

Exhibit Number	Description

2.1

Securities Purchase Agreement, dated as of February 10, 2014, by and among 21C East Florida, LLC, Kishore Dass, M.D., Ben Han, M.D., Rajiv Patel, SFRO Holdings, LLC and, solely for purposes of Sections 1.3, 1.4 and 5.2(c) thereof, 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 2.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2014.

10.1

Credit Agreement, dated as of February 10, 2014, by and among 21C East Florida, LLC, South Florida Radiation Oncology Coconut Creek, LLC, the several lenders and other financial institutions or entities from time to time party thereto and Cortland Capital Market Services LLC, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2014.

10.2

Guarantee, dated as of February 10, 2014, made by 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc. and the other parties thereto, in favor of Cortland Capital Market Services LLC as administrative agent, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2014.

10.3

Letter Agreement, dated February 10, 2014, by and among SFRO Holdings, LLC, 21st Century Oncology Holdings, Inc., Kishore Dass, M.D., Ben Han, M.D. and Rajiv Patel, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2014.

10.4

Second Amended and Restated Executive Employment Agreement, dated as of May 6, 2014, by and among 21st Century Oncology Holdings, Inc. and Daniel E. Dosoretz., incorporated herein by reference to Exhibit 10.86 to Amendment No. 1 to 21st Century Oncology Holdings, Inc.’s Registration Statement on Form S-1 filed on May 7, 2014. +

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

101

The following financial information from 21st Century Oncology Holdings, Inc. Quarterly Report on Form 10-Q for the period March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at March 31, 2014 and December 31, 2013 (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013 (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (iv) Notes to Interim Condensed Consolidated Financial Statements.

+	Management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Date: May 15, 2014

	By:	/s/ BRYAN J. CAREY
Bryan J. Carey
Chief Financial Officer