Form 10-Q
period 2014-06-30
21st Century Oncology Holdings, Inc.
filed 2014-08-28
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. * ☐Yes  ☒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☒	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

* The registrant has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such Sections.

As of August 1, 2014, we had outstanding 1,028 shares of Common Stock, par value $0.01 per share, which are 100% owned by 21st Century Oncology Investments, LLC.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents ($4,267 and $4,414 related to VIEs)	$25,682	$17,462
Restricted cash	14,760	3,768
Accounts receivable, net ($18,210 and $14,527 related to VIEs)	144,325	117,044
Prepaid expenses ($495 and $628 related to VIEs)	7,319	7,577
Inventories ($557 and $609 related to VIEs)	4,841	4,393
Deferred income taxes ($6 and $6 related to VIEs)	46	375
Other ($462 and $47 related to VIEs)	7,617	12,534
Total current assets	204,590	163,153
Equity investments in joint ventures	2,925	2,555
Property and equipment, net ($21,004 and $17,786 related to VIEs)	275,297	240,371
Real estate subject to finance obligation	16,476	19,239
Goodwill ($47,381 and $23,970 related to VIEs)	486,536	578,013
Intangible assets, net ($12,760 and $3,319 related to VIEs)	87,451	85,025
Other assets ($6,132 and $6,035 related to VIEs)	38,192	39,835
Total assets	$1,111,467	$1,128,191
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($1,842 and $1,469 related to VIEs)	$83,153	$57,613
Accrued expenses ($4,267 and $4,692 related to VIEs)	84,130	64,021
Income taxes payable ($0 and $90 related to VIEs)	180	2,372
Current portion of long-term debt ($14 and $13 related to VIEs)	38,180	17,536
Current portion of finance obligation	278	317
Other current liabilities	18,880	12,237
Total current liabilities	224,801	154,096
Long-term debt, less current portion ($5,018 and $25 related to VIEs)	1,097,473	974,130
Finance obligation, less current portion	17,246	20,333
Other long-term liabilities ($2,233 and $1,918 related to VIEs)	45,549	38,453
Deferred income taxes	4,790	4,498
Total liabilities	1,389,859	1,191,510
Noncontrolling interests - redeemable	46,652	15,899
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,028 shares authorized, issued and outstanding	—	—
Additional paid-in capital	651,034	650,879
Retained deficit	(955,942)	(718,237)
Accumulated other comprehensive loss, net of tax	(36,128)	(26,393)
Total 21st Century Oncology Holdings, Inc. shareholder’s (deficit)	(341,036)	(93,751)
Noncontrolling interests - nonredeemable	15,992	14,533
Total deficit	(325,044)	(79,218)
Total liabilities and equity	$1,111,467	$1,128,191

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands):	2014	2013	2014	2013
Revenues:
Net patient service revenue	$245,950	$175,847	$459,858	$347,820
Management fees	16,856	—	33,453	—
Other revenue	3,092	2,262	5,984	4,266
Total revenues	265,898	178,109	499,295	352,086

Expenses:
Salaries and benefits	135,803	99,687	261,712	195,940
Medical supplies	24,502	14,407	46,236	30,249
Facility rent expenses	17,167	10,675	32,662	20,858
Other operating expenses	16,096	10,997	30,477	21,273
General and administrative expenses	34,060	23,161	64,174	43,896
Depreciation and amortization	22,162	15,320	42,884	30,491
Provision for doubtful accounts	3,428	2,015	7,724	5,090
Interest expense, net	29,899	20,473	57,426	40,417
Impairment loss	182,000	—	182,000	—
Equity initial public offering expenses	4,163	—	4,163	—
Loss on sale leaseback transaction	—	—	135	—
Fair value adjustment of earn-out liability	204	—	403	—
Gain on the sale of an interest in a joint venture	—	(1,460)	—	(1,460)
Loss on foreign currency transactions	79	758	107	802
Loss (gain) on foreign currency derivative contracts	—	190	(4)	242
Total expenses	469,563	196,223	730,099	387,798

Loss before income taxes	(203,665)	(18,114)	(230,804)	(35,712)
Income tax expense	934	1,371	3,040	3,150
Net loss	(204,599)	(19,485)	(233,844)	(38,862)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(2,925)	(654)	(3,861)	(1,018)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(207,524)	(20,139)	(237,705)	(39,880)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(750)	(3,408)	(10,606)	(5,589)

Other comprehensive loss	(750)	(3,408)	(10,606)	(5,589)

Comprehensive loss	(205,349)	(22,893)	(244,450)	(44,451)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	(2,873)	(294)	(2,990)	(491)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(208,222)	$(23,187)	$(247,440)	$(44,942)

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands):	2014	2013
Cash flows from operating activities
Net loss	$(233,844)	$(38,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,275	26,222
Amortization	7,609	4,269
Deferred rent expense	230	422
Deferred income taxes	378	(1,138)
Stock-based compensation	71	345
Provision for doubtful accounts	7,724	5,090
Loss on the sale / disposal of property and equipment	59	76
Loss on sale leaseback transaction	135	—
Impairment loss	182,000	—
Equity initial public offering expenses	4,163	—
Gain on the sale of an interest in a joint venture	—	(1,460)
Loss on foreign currency transactions	—	34
(Gain) loss on foreign currency derivative contracts	(4)	242
Fair value adjustment of earn-out liability	403	—
Amortization of debt discount	1,301	391
Amortization of loan costs	3,039	2,731
Equity interest in net loss of joint ventures	135	332
Distribution received from unconsolidated joint ventures	106	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(26,977)	(9,677)
Income taxes payable	(649)	(261)
Inventories	(439)	(461)
Prepaid expenses	3,096	46
Accounts payable and other current liabilities	13,857	8,822
Accrued deferred compensation	591	656
Accrued expenses / other current liabilities	11,610	5,795
Net cash provided by operating activities	9,869	3,614
Cash flows from investing activities
Purchase of property and equipment	(33,147)	(17,769)
Acquisition of medical practices	(40,843)	(22,848)
Restricted cash associated with medical practice acquisitions	(10,992)	(5,001)
Proceeds from the sale of equity interest in a joint venture	—	1,460
Proceeds from the sale of property and equipment	73	4
Loans to employees	(410)	(153)
Contribution of capital to joint venture entities	(620)	(542)
Proceeds (payment) of foreign currency derivative contracts	26	(171)
Premiums on life insurance policies	(450)	(626)
Change in other assets and other liabilities	(401)	5
Net cash used in investing activities	(86,764)	(45,641)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $2.9 million and $-0- million, respectively)	130,016	83,880
Principal repayments of debt	(41,759)	(45,501)
Repayments of finance obligation	(113)	(99)
Proceeds from issuance of noncontrolling interest	1,250	—
Proceeds from noncontrolling interest holders - redeemable and non-redeemable	229	765
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(956)	(650)
Payments of costs for equity securities offering	(2,550)	—
Payments of loan costs	(967)	—
Net cash provided by financing activities	85,150	38,395
Effect of exchange rate changes on cash and cash equivalents	(35)	(19)
Net increase (decrease) in cash and cash equivalents	8,220	(3,651)
Cash and cash equivalents, beginning of period	17,462	15,410
Cash and cash equivalents, end of period	$25,682	$11,759

continued

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six Months Ended June 30,
(in thousands):	2014	2013
Supplemental disclosure of non-cash transactions
Finance obligation related to real estate projects	$1,106	$5,029
Derecognition of finance obligation related to real estate projects	$4,119	$—
Capital lease obligations related to the purchase of equipment	$7,069	$78
Service contract component related to the acquisition of equipment through accounts payable	$5,175	$—
Issuance of notes payable relating to the acquisition of medical practices	$2,000	$2,097
Liability relating to the escrow debt and purchase price of medical practices	$11,687	$—
Capital lease obligations related to the acquisition of medical practices	$47,796	$8,748
Earn-out accrual related to the acquisition of medical practices	$1,003	$—
Accounts payable to sellers in the purchase of a medical practice	$390	$—
Incurred offering costs	$1,613	$—
Noncash dividend declared to noncontrolling interest	$282	$—
Noncash contribution of capital by noncontrolling interest holders	$—	$4,235

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

The Company operates the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of June 30, 2014, was comprised of approximately 782 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. The Company’s physicians provide medical services at approximately 389 locations, including our 180 radiation therapy centers, of which 48 operate in partnership with health systems. The Company’s cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 16 states. The Company’s 35 international treatment centers in six Latin American markets are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals.

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

On December 9, 2013, Radiation Therapy Services, Inc., a wholly owned subsidiary of Parent, changed its name to 21st Century Oncology, Inc. (“21C”)

2.  Liquidity

The Company is highly leveraged. As of June 30, 2014, the Company had approximately $1.1 billion of long-term debt outstanding.  Over the next year, the interest and principal payments due under its various debt agreements are approximately $98.3 million and $30.9 million, respectively. As of August 25, 2014, excluding SFRO Holdings, LLC, the Company had unrestricted cash of approximately $31.5 million. The Company had to draw on its revolving credit facility in order to make the April 15, 2014 interest payment of approximately $18.8 million. In addition, the Company routinely extends vendor payments beyond stated terms during the periods preceding semi-annual interest payments in order to conserve cash and liquidity. Working capital was $9.1 million at December 31, 2013 and declined to a working capital deficit of $(20.2) million at June 30, 2014. The Company paid its May 15 and July 15, 2014 interest payments of approximately $15.5 million and $7.1 million, respectively from its unrestricted cash balance.

The Company has experienced and continues to experience losses from its operations. The Company reported a net loss of approximately $78.2 million, $151.1 million and $349.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, and $233.8 million and $38.9 million for the six month periods ended June 30, 2014 and 2013, respectively. These continuing losses, coupled with recent costs and expenses associated with the Company’s attempted initial public offering and recapitalization efforts have worsened the Company’s liquidity position.

The Company’s high level of debt could have material adverse effects on its business and financial condition. Specifically, the Company’s high level of debt could have important consequences, including the following:

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

The Company’s ability to make scheduled payments on and to refinance its indebtedness depends on, and is subject to, its financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond the Company’s control, including the availability of financing in the international banking and capital markets.

The Company’s ability to continue as a going concern is dependent on obtaining additional capital, restructuring its indebtedness, and, ultimately, achieving profitable operations.  The Company’s current projections indicate that the Company will not be able to make its interest payments on its $380.1 million Senior Subordinated Notes in October 2014, which will cause a potential default on its other indebtedness.  Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has several initiatives designed to increase revenue and profitability through strategic acquisitions, improvements in commercial payer contracting, development and expansion of its ICC model, and realignment of physician compensation arrangements. In addition, the Company is actively exploring alternatives to obtain additional liquidity or recapitalize the Company, as described further below.

Recapitalization Support Agreement

As the Company began to experience some liquidity issues after terminating its previously planned initial public offering, it began to have discussions with an ad hoc group of holders of our outstanding notes. On July 29, 2014, the Company, and each of its direct and indirect wholly-owned subsidiaries entered into a Recapitalization Support Agreement (the “Recapitalization Support Agreement”) with Vestar Capital Partners, Inc., the Company’s equity sponsor (“Vestar”) and the holders or managers of 72% of the aggregate principal amount of the indebtedness the Company incurred under that certain Indenture (as amended from time to time, the “Subordinated Notes Indenture” and the notes thereunder, the “Subordinated Notes”), dated as of April 20, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (the “Consenting Subordinated Noteholders”).

The Recapitalization Support Agreement sets forth the terms through which the Company expects to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 (the “Capital Contribution”) or (b) consummate a recapitalization (the “Recapitalization”) consistent with the material terms and conditions described in the term sheet (the “Recapitalization Term Sheet”) attached to the Recapitalization Support Agreement.  Pursuant to the Recapitalization Support Agreement, if the Company and Vestar fail to obtain a signed letter of intent for a Capital Contribution reasonably acceptable to the Required Consenting Subordinated Noteholders (as defined in the Recapitalization Support Agreement) on or before August 31, 2014, the Company must refrain from pursuing the Capital Contribution and must pursue the Recapitalization.  Absent the Company obtaining the Capital Contribution and upon the effectiveness of the Recapitalization, the Subordinated Noteholder Claims in the amount of $380.1 million (as defined in the Recapitalization Support Agreement) would be exchanged for 95% of the new equity interests in the reorganized Company, subject to dilution pursuant to a management incentive plan and new warrants as set forth in the Recapitalization Term Sheet, with existing equity holders receiving 5% of the new equity interests. Pursuant to the Recapitalization, existing equity holders of the Company will also receive warrants providing the right to acquire 10% of the equity in the reorganized Company at an exercise price corresponding to the principal amount of the Subordinated Notes outstanding plus accrued and unpaid interest as of the effective date of the Recapitalization.  Further adjustments to the Recapitalization may be required to reflect any additional debt-to-equity conversion, new equity investments or senior debt that may be raised in connection with the consummation of the Recapitalization and the parties will work in good faith to further adjust the terms set forth in the Term Sheet to reflect the change in the value of each party’s recovery resulting from such required changes.

The Recapitalization Support Agreement may be terminated upon the occurrence of certain events, including: (a) certain breaches by the Company, Vestar, or the Consenting Subordinated Noteholders under the Recapitalization Support Agreement; (b) the failure to meet certain milestones related to implementing the Recapitalization and (c) a determination by the Company’s board of directors that continued performance under the Recapitalization Support Agreement would be inconsistent with the exercise of its fiduciary duties under applicable law.

3.  Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

As of June 30, 2014 and December 31, 2013, the combined total assets included in the Company’s condensed consolidated balance sheet relating to the VIEs were approximately $111.2 million and $71.3 million, respectively.

As of June 30, 2014, the Company was the primary beneficiary of, and therefore consolidated, 27 VIEs, which operate 47 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the six months ended June 30, 2014 and 2013 approximately 15.0% and 18.9% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative management agreements.

As of June 30, 2014, the Company also held equity interests in six VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $2.9 million and $2.6 million at June 30, 2014 and December 31, 2013, respectively, with ownership interests ranging between 33.6% and 50.1% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

The cost of revenues for the three months ended June 30, 2014 and 2013 are approximately $188.7 million and $127.3 million, respectively. The cost of revenues for the six months ended June 30, 2014 and 2013 are approximately $359.8 million and $251.4 million, respectively. The cost of revenues includes costs related to expenses incurred for the delivery of patient care.  These costs include salaries and benefits of physician, physicists, dosimetrists radiation technicians etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

Foreign currency translation

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Local Exchange Market (“Mercado Unico Libre de Cambios”, or “MULC”), which is the only market where exchange transactions may be lawfully made.

During January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. As of June 30, 2014, the Argentinean Peso exchange rate was $8.13 per U.S. dollar.

New Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740):Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which amends ASC 740 to clarify balance sheet presentation requirements of unrecognized tax benefits. ASU 2013-11 was effective for the Company on January 1, 2014. The Company adopted ASC 740 and reclassified approximately $1.2 million of unrecognized tax benefits from income taxes payable to other long term liabilities.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU 2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The accounting update is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is currently evaluating the potential impact of this guidance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the potential impact of this guidance, which will be effective beginning January 1, 2017.

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

Grants under 2013 Plan

On December 9, 2013, 21CI entered into the Fourth Amended LLC Agreement which replaced the Amended LLC Agreement in its entirety. The Fourth Amended LLC Agreement established new classes of incentive equity units (such new units, together with Class MEP Units, as modified under the Fourth Amended LLC Agreement, (the “2013 Plan”) in 21CI in the form of Class M Units, Class N Units and Class O Units for issuance to employees, officers, directors and other service providers, eliminated 21CI’s Class L Units and Class EMEP Units, and modified the distribution entitlements for holders of each existing class of equity units of 21CI.

The Company recorded approximately $36,000 and $154,000 of stock-based compensation for the three months ended June 30, 2014 and 2013, respectively, and $71,000 and $345,000 for the six months ended June 30, 2014 and 2013, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss.

The summary of activity under the 2012 and 2013 Plans is presented below:

2012 and 2013 Plans	Class MEP Units Outstanding	Weighted- Average Grant Date Fair Value	Class M Units Outstanding	Weighted- Average Grant Date Fair Value	Class O Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2013	73,624	$2.24	100,000	$58.37	100,000	$0.47
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Units vested	(4,251)	3.32	—	—	—	—
Nonvested balance at end of period June 30, 2014	69,373	$2.17	100,000	$58.37	100,000	$0.47

As of June 30, 2014, there was approximately $0.2 million of total unrecognized compensation expense related to the MEP Units. These costs are expected to be recognized over a weighted-average period of 1.51 years for MEP Units.

As of June 30, 2014, there was approximately $4.6 million, and $46,000 of total unrecognized compensation expense related to the M Units, and O Units, respectively. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company’s common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units.

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

As of June 30, 2014, there was approximately $11.0 million total unrecognized compensation expense related to the Executive Bonus Plan. The Executive Bonus Plan compensation will be recognized upon the sale of the Company or an initial public offering.

Grant of Class N Units

In December, 2013, 10 class N units were granted to an employee.  50% of the Class N Units vest upon the sale of the Company or an initial public offering. The remaining 50% is amortized over five years subsequent to an initial public offering. As of June 30, 2014, there was approximately $6,000 total unrecognized compensation expense related to the Class N Units.

Grant of Class G Units

In May, 2014, 10 class G units were granted to an employee.  100% of the Class G Units vest upon the sale of the Company or an initial public offering. As of June 30, 2014, there was approximately $1.5 million total unrecognized compensation expense related to the Class G Units.

5.  Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive loss is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges and the Company’s foreign currency translation of its operations in Latin America, Central America and the Caribbean. The impact of the unrealized loss increased accumulated other comprehensive loss on a consolidated basis by approximately $9.7 million and $5.1 million for the six months ended June 30, 2014 and 2013, respectively. There were no reclassifications from other comprehensive income into earnings for the periods presented.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustments
Quarter to date (in thousands):	21st Century Oncology Holdings, Inc. Shareholder	Noncontrolling Interests	Other Comprehensive Income (Loss)
As of March 31, 2014	$(35,430)	$(3,459)	$(9,856)
Other Comprehensive (loss) income	(698)	(52)	(750)
As of June 30, 2014	$(36,128)	$(3,511)	$(10,606)

	Foreign Currency Translation Adjustments
Year to date (in thousands):	21st Century Oncology Holdings, Inc. Shareholder	Noncontrolling Interests	Other Comprehensive Income (Loss)
As of December 31, 2013	$(26,393)	$(2,640)
Other Comprehensive (loss) income	(9,735)	(871)	$(10,606)
As of June 30, 2014	$(36,128)	$(3,511)	$(10,606)

6. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s consolidated balance sheets. The noncontrolling interests are not redeemable at June 30, 2014 and December 31, 2013 and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurring at June 30, 2014. Accordingly, the noncontrolling interests are measured at their carrying value at June 30, 2014 and December 31, 2013.

The following table presents changes in total equity for the respective periods:

(in thousands):	21st Century Oncology Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2013	$(93,751)	$14,533	$(79,218)	$15,899
Net (loss) income	(237,705)	903	(236,802)	2,958
Other comprehensive loss from foreign currency translation	(9,735)	(860)	(10,595)	(11)
Purchase price fair value of noncontrolling interest - nonredeemable	—	645	645	—
Purchase price fair value of noncontrolling interest - redeemable	—	—	—	28,420
Proceeds from issuance of noncontrolling interest - nonredeemable	84	1,166	1,250	—
Proceeds from noncontrolling interest holders - nonredeemable	—	229	229	—
Stock-based compensation	71	—	71	—
Distributions	—	(624)	(624)	(614)
Balance, June 30, 2014	$(341,036)	$15,992	$(325,044)	$46,652

Balance, December 31, 2012	$2,420	$16,047	$18,467	$11,368
Net (loss) income	(39,880)	1,009	(38,871)	9
Other comprehensive loss from foreign currency translation	(5,062)	(510)	(5,572)	(17)
Proceeds from noncontrolling interest holders	—	—	—	765
Stock based compensation	345	—	345	—
Noncash contribution of capital by noncontrolling interest holders	—	—	—	4,235
Distributions	—	(640)	(640)	(10)
Balance, June 30, 2013	$(42,177)	$15,906	$(26,271)	$16,350

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

7. Derivative Agreements

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

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss (gain) on foreign currency derivative contracts on the condensed consolidated statements of operations and comprehensive loss.  For the six months ended June 30, 2014 and 2013, the Company incurred a gain of approximately $4,000 and a loss of approximately $0.2 million, respectively relating to the change in fair market value of its foreign currency derivatives.  The fair value of the foreign currency derivative is recorded in other current assets in the accompanying condensed consolidated balance sheet.  At December 31, 2013, the fair value of the foreign currency derivative was approximately $22,000. No foreign currency derivative contract was outstanding at June 30, 2014.

8. Fair value of financial instruments

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

In accordance with ASC 820, the fair value of the Term Loan portion of the senior secured credit facility (“Term Facility”), the 9 7/8% Senior Subordinated Notes due 2017, 8 7/8% Senior Secured Second Lien Notes due 2017, and the 11 3/4% Senior Secured Notes due 2017 was based on prices quoted from third-party financial institutions (Level 2). At June 30, 2014, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$90.0 million senior secured credit facility - (Term Facility)	$88,425	$88,347

$380.1 million Senior Subordinated Notes due April 15, 2017	$348,696	$378,040

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$360,938	$349,101

$75.0 million Senior Secured Notes due January 15, 2017	$79,125	$75,000

At December 31, 2013, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$90.0 million senior secured credit facility - (Term Facility)	$88,650	$87,989

$380.1 million Senior Subordinated Notes due April 15, 2017	$328,743	$377,667

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$355,250	$348,926

$75.0 million Senior Secured Notes due January 15, 2017	$78,750	$75,000

As of June 30, 2014 and December 31, 2013, the Company held certain items that are required to be measured at fair value on a recurring basis including foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.  The carrying values of the Company’s long-term debt other than the Term Loan portion of the senior secured credit facility, Senior Subordinated Notes, Senior Secured Second Lien Notes and Senior Secured Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.  There have been no transfers between levels of valuation hierarchies for the six months ended June 30, 2014 and 2013.

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

No foreign currency derivative contract was outstanding at June 30, 2014.

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

The Company’s effective rate was (1.3)% and (8.8)% for the six months ended June 30, 2014 and 2013, respectively. The change in the effective rate for the second quarter of 2014 compared to the same period of the year prior is primarily the result of the recording of an impairment against goodwill of the domestic operations, the release of previously recorded reserves related to the settlement of the 2007 and 2008 US federal tax audit in addition to the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense in the second quarter of fiscal 2014 is primarily due to the non-US tax expense associated with foreign subsidiaries.

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

The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2010 through 2013 are subject to examination. The Company closed a US Federal income tax audit for the tax years 2007 and 2008 during the second quarter of 2014 and 2009 during the third quarter of 2013. The Company closed the New York State audit for tax years 2006 through 2008 during the first quarter of 2013.

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

On May 25, 2013, the Company acquired the assets of 5 radiation oncology practices and a urology group located in Lee/Collier counties in Southwest Florida for approximately $28.5 million, comprised of $17.7 million in cash, seller financing note of approximately $2.1 million and assumed capital lease obligations of approximately $8.7 million. The acquisition of the 5 radiation treatment centers and the urology group further expands the Company’s presence into the Southwest Florida market and builds on its ICC model. The allocation of the purchase price is to tangible assets of $10.4 million, intangible assets including non-compete agreements of $1.9 million amortized over five years, current liabilities of $0.2 million, and goodwill of $16.4 million, which is all deductible for tax purposes. During the quarter ended June 30, 2014, the Company finalized its valuation of assets acquired, primarily working capital. The final valuation resulted in an increase to goodwill of $0.1 million and an increase in current liabilities of $0.1 million. Pro forma results and other expanded disclosures prescribed by ASC 805, Business Combinations, have not been presented as this acquisition is not deemed material.

In June 2013, the Company sold its 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million.

In June 2013, the Company contributed its Casa Grande, Arizona radiation physician practice, ICC practice and approximately $5.2 million to purchase a 55.0% interest in a joint venture which included an additional radiation physician practice and an expansion of an ICC model that includes medical oncology, urology and dermatology. The allocation of the purchase price is to tangible assets of $2.2 million, intangible assets including a tradename of approximately $1.8 million, non-compete agreements of $0.4 million amortized over 7 years, goodwill of $5.1 million, current liabilities of $0.1 million and noncontrolling interest-redeemable of approximately $4.2 million. For purposes of valuing the noncontrolling interest-redeemable, the Company considered a number of factors such as the joint venture’s performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability. During the quarter ended June 30, 2014, the Company finalized its valuation of assets acquired, primarily working capital. The final valuation resulted in an increase to goodwill of $0.1 million and an increase in current liabilities of $0.1 million.

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

In June 2013, the Company entered into a “stalking horse” investment agreement to acquire OnCure Holdings, Inc. (together with its subsidiaries, “OnCure”) upon effectiveness of its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code for approximately $125.0 million, (excluding capital leases, working capital and other adjustments). The purchase price included $42.5 million in cash and up to $82.5 million in assumed debt ($7.5 million of assumed debt will be released assuming certain OnCure centers achieve a minimum level of EBITDA).  The Company funded an initial deposit of approximately $5.0 million into an escrow account subject to the working capital adjustments. During the quarter ended June 30, 2014, the Company received approximately $3.3 million of the escrow account pursuant to a negotiated working capital settlement.

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

The allocation of the purchase price was as follows (in thousands):

Preliminary Estimated Acquisition Consideration
Cash	$42,250
11.75% senior secured notes due January 2017	75,000
Assumed capital lease obligations & other notes	2,090
Fair value of contingent earn-out, represented by 11.75% senior secured notes due January 2017 issued into escrow	7,550
Total preliminary estimated acquisition consideration	$126,890

The following table summarizes the allocation of the aggregate purchase price of OnCure, including assumed liabilities (in thousands):

Preliminary Estimated Acquisition Consideration Allocation
Cash and cash equivalents	$307
Accounts receivable	11,237
Inventories	199
Deferred income taxes—asset	4,875
Other currents assets	1,786
Accounts payable	(4,796)
Accrued expenses	(3,540)
Other current liabilities	—
Equity investments in joint ventures	1,625
Property and equipment	22,397
Intangible assets—management services agreements	57,739
Other noncurrent assets	276
Other long—term liabilities	(5,828)
Deferred income taxes—liability	(31,669)
Noncontrolling interest—nonredeemable	(1,299)
Goodwill	73,581
Preliminary estimated acquisition consideration	$126,890

Net identifiable assets include the following intangible assets (in thousands):

Management service agreements	$57,739

The Company valued the management services agreements based on the income approach utilizing the excess earnings method. The Company considered a number of factors to value the management services agreements, including OnCure’s performance projections, discount rates, strength of competition, and income tax rates. The management services agreements will be amortized on a straight-line basis over the terms of the respective agreements.

The weighted-average amortization period for the acquired amortizable intangible assets at the time of the acquisition was approximately 11.6 years. Total amortization expense recognized for these acquired amortizable intangible assets totaled approximately $0.9 million for the year ended December 31, 2013.

Estimated future amortization expense for OnCure’s acquired amortizable intangible assets as of December 31, 2013 is as follows (in thousands):

2014	$5,563
2015	$5,563
2016	$5,464
2017	$5,464
2018	$5,195
Thereafter	$29,564

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $73.6 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company’s U.S. domestic segment. During the quarter ended June 30, 2014, the Company updated its valuation of assets acquired. The updated valuation, combined with the receipt of escrow funds resulted in a decrease in accounts receivable of approximately $1.3 million, increase in property and equipment of $0.3 million, decrease in goodwill of $2.1 million, and an increase in current liabilities of $0.2 million.

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

On January 15, 2014, the Company purchased a 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $0.9 million plus the assumption of approximately $3.1 million in debt.  This facility is strategically located in Guatemala City’s medical corridor. The allocation of the purchase price is to tangible assets of $2.7 million, intangible assets of approximately $0.6 million ($0.2 million in hospital contracts, $0.3 million in tradename and $0.1 million in non-compete), goodwill of $1.4 million, noncontrolling interest-non redeemable of approximately $0.5 million and deferred tax liabilities of approximately $0.2 million.

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

The allocation of the preliminary purchase price was as follows (in thousands):

Preliminary Estimated Acquisition Consideration
Cash	$432
Term B Loan (net of original issue discount)	57,300
Seller financing note	2,000
Working capital settlement	(5,333)
Fair value of contingent earn-out	1,003
Total preliminary estimated acquisition consideration	$55,402

The following table summarizes the allocation of the aggregate purchase price of SFRO, including assumed liabilities (in thousands):

Preliminary Estimated Acquisition Consideration Allocation
Accounts receivable	$13,527
Inventories	—
Other currents assets	1,341
Current liabilities	(13,434)
Property and equipment	19,798
Intangible assets—(non-compete and tradename)	11,000
Other noncurrent assets	130
Long-term debt	(42,021)
Other long—term liabilities	(140)
Noncontrolling interest—redeemable	(28,420)
Goodwill	93,621
Preliminary estimated acquisition consideration	$55,402

Net identifiable assets include the following intangible assets (in thousands):

Trade name (1 year life)	$2,000
Non-compete agreement (5 year life)	9,000
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

The weighted-average amortization period for the acquired amortizable intangible assets at the time of the acquisition was approximately 4.8 years. Total amortization expense recognized for these acquired amortizable intangible assets totaled approximately $1.6 million for the six months ended June 30, 2014.

Estimated future amortization expense for SFRO’s acquired amortizable intangible assets as of the acquisition date is as follows (in thousands):

2014	$3,483
2015	$1,967
2016	$1,800
2017	$1,800
2018	$1,800
Thereafter	$150

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $93.6 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company’s U.S. domestic segment.

During the three and six months ended June 30, 2014, respectively, the Company recorded $41.3 million and $60.7 million of net patient service revenue and reported a net income of $0.9 million and $1.0 million in connection with the SFRO acquisition.

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

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands):	2013	2014	2013
Pro forma total revenues	$223,794	$510,314	$444,308

Pro forma net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(29,318)	$(238,431)	$(54,701)

On March 26, 2014 the Company purchased a 75% interest in a legal entity that operates a radiation oncology facility in Villa Maria, Argentina for approximately $0.5 million. The allocation of the purchase price is to tangible assets of $0.3 million, goodwill of $0.8 million, noncontrolling interest-non redeemable of approximately $0.2 million and current liabilities of approximately $0.4 million.

On April 21, 2014, the Company acquired the assets of a radiation oncology practice located in Boca Raton, Florida for approximately $0.4 million plus the assumption of approximately $2.7 million in debt.  The acquisition of the radiation oncology practice further expands the Company’s presence in the Broward County market. The allocation of the purchase price is to tangible assets of $3.0 million and non-compete of $0.1 million.

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

11. Goodwill

As the Company began to experience some liquidity issues after terminating its previously planned initial public offering, it began to have discussions with an ad hoc group of holders of our outstanding notes. On July 29, 2014, the Company entered into a Recapitalization Support Agreement with Vestar and the holders or managers of 72% of the aggregate principal amount of the indebtedness the Company incurred under that certain Indenture, dated as of April 20, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (the “Consenting Subordinated Noteholders”).

The Recapitalization Support Agreement sets forth the terms through which the Company expects to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 (the “Capital Contribution”) or (b) consummate a Recapitalization consistent with the material terms and conditions described in the Recapitalization Term Sheet attached to the Recapitalization Support Agreement.  Pursuant to the Recapitalization Support Agreement, if the Company and Vestar fail to obtain a signed letter of intent for a Capital Contribution reasonably acceptable to the Required Consenting Subordinated Noteholders (as defined in the Recapitalization Support Agreement) on or before August 31, 2014, the Company must refrain from pursuing the Capital Contribution and must pursue the Recapitalization.  Absent the Company obtaining the Capital Contribution and upon the effectiveness of the Recapitalization, the Subordinated Noteholder Claims (as defined in the Recapitalization Support Agreement) would be exchanged for 95% of the new equity interests in the reorganized Company, subject to dilution pursuant to a management incentive plan and new warrants as set forth in the Recapitalization Term Sheet, with existing equity holders receiving 5% of the new equity interests.

The Company performed an interim impairment test for goodwill and indefinite-lived intangible assets. The Company completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeds its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. The Company, with the assistance of an independent valuation firm, has begun the second step of the impairment test and expects the resulting valuation report to be completed on or before September 30, 2014. However, because an impairment loss is probable and can be reasonably estimated, the Company has, in accordance with ASC 350, recorded a preliminary estimated non-cash impairment charge of approximately $182 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014. The estimated fair value measurements were developed using significant unobservable inputs (Level 3).  For goodwill, the primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each reporting unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows.  In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies.  For trade name intangible assets, management used the income-based relief-from-royalty valuation method in which fair value is the discounted value of forecasted royalty revenues arising from a trade name using a royalty rate that an independent party would pay for use of that trade name.  Assumptions used by management were similar to those that management believes would be used by market participants performing valuations of these regions.  Management’s assumptions were based on analysis of current and expected future economic conditions and the strategic plan for each reporting unit. The Company will increase or decrease this estimate, as necessary, based upon the completion of the valuation report, which will include additional procedures for determining the fair value of the Company’s assets and liabilities.

On July 3, 2014, the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program released its 2015 preliminary physician fee schedule.  The preliminary physician fee schedule proposes a 5% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provides a 60 day comment period and the final rule is expected in early November, 2014.  If the final rule maintains the current proposed rate reductions, the Company may record an impairment charge for goodwill and indefinite-lived intangibles assets. As a result the Company’s operating results could be materially impacted if the proposed rate decrease is implemented.

The changes in the carrying amount of goodwill are as follows:

(in thousands):	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Balance, beginning of period
Goodwill	$1,050,533	$958,379
Accumulated impairment loss *	(472,520)	(472,520)
Net goodwill, beginning of period	578,013	485,859

Goodwill acquired during the period	96,968	99,734
Impairment	(182,000)	—
Adjustments to purchase price allocations	(1,907)	(13)
Foreign currency translation	(4,538)	(7,567)
Balance, end of period
Goodwill	1,141,056	1,050,533
Accumulated impairment loss *	(654,520)	(472,520)
Net goodwill, end of period	$486,536	$578,013

* Accumulated impairment losses incurred relate to the U.S. Domestic reporting segment.

12. Accrued Expenses

Accrued expenses consist of the following:

(in thousands):	June 30, 2014	December 31, 2013
Accrued payroll and payroll related deductions and taxes	$27,071	$23,396
Accrued compensation arrangements	20,818	15,316
Accrued interest	21,398	13,426
Accrued other	14,843	11,883
Total accrued expenses	$84,130	$64,021

13. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
$90.0 million senior secured credit facility — (Term Facility) with interest rates at LIBOR (with a minimum rate of 1.0%) or prime (with a minimum rate of 2.0%) plus applicable margin (6.5% for LIBOR Loans and 5.50% for Base Rate Loans) , secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	$88,347	$87,989

$100.0 million senior secured credit facility — (Revolver Credit Facility) with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	79,500	50,000

$380.1 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	378,040	377,667

$350.0 million Senior Secured Second Lien Notes due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	349,101	348,926

$75.0 million Senior Secured Notes due January 15, 2017; semi-annual cash interest payments due on January 15 and July 15, fixed interest rate of 11¾%	75,000	75,000

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 19.1%, due at various maturity dates through March 2022	84,617	45,455

$60 million Term Loan B Facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017	57,615	—

$7.9 million Term Loan A Facility that accrues interest at the Eurodollar Rate plus a margin of 5.75% per annum and matures on January 15, 2017	7,690	—

Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 10.8% to 17.0%, due at various maturity dates through April 2021	15,743	6,629
	1,135,653	991,666
Less current portion	(38,180)	(17,536)
	$1,097,473	$974,130

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

In March 2011, 21C issued to DDJ Capital Management, LLC, $50 million in aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2017. The proceeds of $48.5 million were used (i) to fund the Company’s acquisition of all of the outstanding membership units of

MDLLC and substantially all of the interests of MDLLC’s affiliated companies (the “MDLLC Acquisition”), not then controlled by the Company and (ii) to fund transaction costs associated with the MDLLC Acquisition. An additional $16.25 million in senior subordinated notes were issued to the seller in the transaction. In August 2013 we issued an additional $3.8 million of Senior Subordinated notes to the seller as a component of the MDLLC earn-out amount.

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

The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at June 30, 2014		Level at June 30, 2014
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$35.7 million

The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of June 30, 2014.

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

Purchase Money Note Purchase Agreement

On May 19, 2014, the Company entered into a Purchase Money Note Purchase Agreement (the “Note Purchase Agreement”) with Theriac Management Investments, LLC (“Theriac”) (a related party real estate entity owned by certain of the Company’s directors and officers). Pursuant to the Note Purchase Agreement, Theriac loaned to the Company, pursuant to an unsecured purchase money note, the principal amount of $7.4 million. The Company and certain of its domestic subsidiaries of the Company will guaranty the obligations under the note. The note will mature on June 15, 2015 and is subject to an interest rate payable in cash of 10.75% per annum or by adding the amount of such interest to the aggregate principal amount of outstanding notes at the interest rate of 12.0% per annum. The proceeds from the issuance of the note will be used to pay for purchases or improvements of property and equipment or to refinance debt incurred to finance such purchases or improvements.

MDLLC Credit and Guaranty Agreement

On July 28, 2014, Medical Developers, LLC (the “Borrower”), a Florida limited liability company and indirect wholly owned subsidiary of the Company, certain of its subsidiaries and affiliates, including the Company, the various lenders parties thereto and Cortland Capital Market Services, LLC as administrative agent and collateral agent (“Cortland”) entered into a credit and guaranty agreement (the “MDLLC Credit Agreement”).

The MDLLC Credit Agreement provides for Tranche A term loans (the “Tranche A Term Loans”) in the aggregate principal amount of $8.5 million and Tranche B term loans (the “Tranche B Term Loans” together with the Tranche A Term Loans, the “Term Loans”) in the aggregate principal amount of $9.0 million, for an aggregate principal amount of Term Loans of $17.5 million, in favor of the Borrower.  The Tranche A Term Loans are issued for working capital and general corporate purposes in accordance with a budget and the Tranche B Term Loans are issued to fund purchases of assets used or useful in the Borrower’ business.

The Borrowers each are required to pay certain recurring administration fees with respect to the MDLLC Credit Agreement.  The MDLLC Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Borrowers and certain of their subsidiaries to incur additional indebtedness or any other obligations.

The MDLLC Credit Agreement contains customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross default to other indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation and a change of control.

The Term Loans are subject to interest rates, for any interest period, at a rate equal to 14.0% per annum.

The obligations of the Borrower under the MDLLC Credit Agreement are guaranteed by the Company, 21C and certain direct and indirect wholly owned domestic subsidiaries and are secured by substantially all of the assets of the Borrower, including a pledge of 65% of the voting stock and 100% of the non-voting stock of each of its direct foreign subsidiaries.

Term Loan A and B Facilities

On February 10, 2014, 21C East Florida and South Florida Radiation Oncology Coconut Creek, LLC (“Coconut Creek”), a subsidiary of SFRO, as borrowers (the “Borrowers”), the several lenders and other financial institutions or entities from time to time parties thereto and Cortland entered into a new credit agreement (the “SFRO Credit Agreement”).  The SFRO Credit Agreement provides for a $60 million Term B Loan in favor of 21C East Florida (“Term B Loan”) and $7.9 million Term A Loan in favor of Coconut Creek issued for purposes of refinancing existing SFRO debt (“Term A Loan” and together with the Term B Loan, the “SFRO Term Loans”).  The SFRO Term Loans each have a maturity date of January 15, 2017. The Company incurred approximately $1.0 million in deferred financing costs relating to the SFRO debt.

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

On July 22, 2014, 21C East Florida and Coconut Creek, each an indirect subsidiary of the Company, the several lenders and other financial institutions or entities from time to time parties thereto and Cortland Capital Market Services LLC as administrative agent and collateral agent (“Cortland”) entered into a first amendment (the “SFRO Amendment”) to the credit agreement among 21C East Florida, Coconut Creek, Cortland and the several lenders and other financial institutions or entities from time to time parties thereto, dated as of February 10, 2014 (the “Original SFRO Credit Agreement” and, as amended and restated by the SFRO Amendment, the “SFRO Credit Agreement”).

The SFRO Amendment provides for an incremental $10.35 million term loan (the “Term A-1 Loan”) in favor of Coconut Creek issued for purposes of (i) refinancing approximately $5.64 million in existing capitalized lease obligations owing to First Financial Corporate Leasing, including a prepayment premium, (ii) repaying the approximately $2.55 million intercompany loan made by 21C to pay the capitalized lease obligations owing to First Financial Corporate Leasing and (iii) pay fees, costs and expenses of the transactions related to the SFRO Amendment.  In addition, the SFRO Amendment provides for the waiver of certain existing events of default under the Original SFRO Credit Agreement.

The Term A-1 Loan is subject to interest rates, for any interest period, at a rate per annum equal to a floating index rate per annum equal to LIBOR (provided that such rate shall not be less than 1.25% per annum), plus an applicable margin equal to 9.75% per annum.

The obligations of Coconut Creek under the SFRO Amendment are guaranteed (the “SFRO Guarantee”) by SFRO Holdings, LLC, a Florida limited liability company of which Coconut Creek is a wholly owned subsidiary and certain of SFRO Holdings, LLC’s direct and indirect wholly owned subsidiaries.  The obligations of Coconut Creek under the SFRO Amendment are secured by certain assets of Coconut Creek.

14. Commitments and Contingencies

Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of its business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On February 18, 2014, the Company was served with subpoenas from the Office of Inspector General of the Department of Health & Human Services acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of the Company’s physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as the Company’s agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain of the Company’s employed physicians and performed by the Company.  The Company has recorded a liability of approximately $5.0 million that is included in accrued expenses in the condensed consolidated balance sheet as of December 31, 2013 and June 30, 2014.  The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by the Company, review of qualitative and quantitative factors, and an assessment of potential outcomes under different scenarios used to assess the Company’s exposure which may be used to determine a potential settlement should the Company decide not to litigate.  The Company’s recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, the exposure may be less than or more than the liability recorded and the Company will continue to reassess and adjust the liability until this matter is settled.  The Company’s estimate of the high-end of the range of exposure is $10.0 million.

Based on reviews performed to date, the Company does not believe that it or its physicians knowingly submitted false claims in violation of applicable Medicare statutory or regulatory requirements. The Company is cooperating fully with the subpoena requests.  The Company believes it has a meritorious position and will vigorously defend any claim that may be asserted.

15. Segment and geographic information

The Company operates in one line of business, which is operating physician group practices. The Company’s operations are organized into two geographically organized groups: the U.S. Domestic operating segment and the International operating segment which are also the reporting segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between reporting segments are properly eliminated. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities. Facility gross profit is defined as total revenues less cost of revenues.

Financial information by geographic segment is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Total revenues:
U.S Domestic	$241,598	$155,649	$453,823	$308,943
International	24,300	22,460	45,472	43,143
Total	$265,898	$178,109	$499,295	$352,086

Facility gross profit:
U.S. Domestic	$69,089	$38,742	$124,937	$76,759
International	13,435	12,071	24,857	23,891
Total	$82,524	$50,813	$149,794	$100,650

Depreciation and amortization:
U.S. Domestic	$20,924	$14,210	$40,412	$28,339
International	1,238	1,110	2,472	2,152
Total	$22,162	$15,320	$42,884	$30,491

	June 30, 2014	December 31, 2013
Total assets:
U.S. Domestic	$973,136	$993,075
International	138,331	135,116
Total	$1,111,467	$1,128,191

Property and equipment:
U.S. Domestic	$248,528	$222,475
International	26,769	17,896
Total	$275,297	$240,371

Capital expenditures: *
U.S. Domestic	$36,504	$38,626
International	8,887	5,172
Total	$45,391	$43,798

* includes capital lease obligations related to capital expenditures

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$502,969	$587,895
International	71,018	75,143
Total	$573,987	$663,038

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Facility gross profit	$82,524	$50,813	$149,794	$100,650
Less:
General and administrative expenses	34,060	23,161	64,174	43,896
General and administrative salaries	27,958	20,996	55,262	41,736
General and administrative depreciation and amortization	4,398	2,794	9,208	5,639
Provision for doubtful accounts	3,428	2,015	7,724	5,090
Interest expense, net	29,899	20,473	57,426	40,417
Impairment loss	182,000	—	182,000	—
Equity IPO expenses	4,163	—	4,163	—
Fair value adjustment of earn-out liability	204	—	403	—
Loss on sale leaseback transaction	—	—	135	—
Gain on the sale of an interest in a joint venture	—	(1,460)	—	(1,460)
Foreign currency transaction loss	79	758	107	802
(Gain) loss on foreign currency derivative contracts	—	190	(4)	242
Loss before income taxes	$(203,665)	$(18,114)	$(230,804)	$(35,712)

16. Supplemental Consolidating Financial Information

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

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

as of June 30, 2014

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$45	$123	$12,344	$13,170	$—	$25,682
Restricted cash	—	—	4,382	10,378	—	14,760
Accounts receivable, net	—	10	70,767	73,548	—	144,325
Intercompany receivables	103	278	126,411	—	(126,792)	—
Prepaid expenses	—	169	6,334	816	—	7,319
Inventories	—	—	4,233	608	—	4,841
Deferred income taxes	(118)	(4,909)	5,027	46	—	46
Other	—	—	6,990	627	—	7,617
Total current assets	30	(4,329)	236,488	99,193	(126,792)	204,590
Equity investments in joint ventures	(342,123)	625,877	90,387	43	(371,259)	2,925
Property and equipment, net	—	—	208,510	66,787	—	275,297
Real estate subject to finance obligation	—	—	16,476	—	—	16,476
Goodwill	—	—	323,825	162,711	—	486,536
Intangible assets, net	—	—	61,245	26,206	—	87,451
Other assets	—	14,919	15,601	7,672	—	38,192
Intercompany note receivable	—	6,250	1,113	—	(7,363)	—
Total assets	$(342,093)	$642,717	$953,645	$362,612	$(505,414)	$1,111,467
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$721	$62,511	$19,921	$—	$83,153
Intercompany payables	—	93,772	—	33,020	(126,792)	—
Accrued expenses	—	11,791	54,987	17,352	—	84,130
Income taxes payable	(599)	1,478	(2,020)	1,321	—	180
Current portion of long-term debt	—	7,400	16,536	14,244	—	38,180
Current portion of finance obligation	—	—	278	—	—	278
Other current liabilities	—	—	10,089	8,791	—	18,880
Total current liabilities	(599)	115,162	142,381	94,649	(126,792)	224,801
Long-term debt, less current portion	—	894,988	111,185	91,300	—	1,097,473
Finance obligation, less current portion	—	—	17,246	—	—	17,246
Other long-term liabilities	—	—	35,477	10,072	—	45,549
Deferred income taxes	(458)	(24,812)	27,820	2,240	—	4,790
Intercompany note payable	—	—	—	7,363	(7,363)	—
Total liabilities	(1,057)	985,338	334,109	205,624	(134,155)	1,389,859
Noncontrolling interests—redeemable	—	—	—	30,652	16,000	46,652
Total 21st Century Oncology Holdings, Inc. shareholder’s (deficit) equity	(341,036)	(342,621)	619,536	126,583	(403,498)	(341,036)
Noncontrolling interests—nonredeemable	—	—	—	(247)	16,239	15,992
Total (deficit) equity	(341,036)	(342,621)	619,536	126,336	(387,259)	(325,044)
Total liabilities and (deficit) equity	$(342,093)	$642,717	$953,645	$362,612	$(505,414)	$1,111,467

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended June 30, 2014

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$133,854	$112,096	$—	$245,950
Management fees	—	—	16,526	330	—	16,856
Other revenue	—	20	2,955	214	—	3,189
(Loss) income from equity investment	(204,012)	(181,789)	2,014	—	383,690	(97)
Intercompany revenue	—	238	23,088	—	(23,326)	—
Total revenues	(204,012)	(181,531)	178,437	112,640	360,364	265,898
Expenses:
Salaries and benefits	35	—	88,555	47,213	—	135,803
Medical supplies	—	—	17,427	7,075	—	24,502
Facility rent expenses	—	—	11,573	5,594	—	17,167
Other operating expenses	—	—	10,227	5,869	—	16,096
General and administrative expenses	12	233	27,636	6,179	—	34,060
Depreciation and amortization	—	—	17,739	4,423	—	22,162
Provision for doubtful accounts	—	—	2,566	862	—	3,428
Interest expense, net	—	22,295	4,216	3,388	—	29,899
Impairment loss	—	—	182,000	—	—	182,000
Equity initial public offering expenses	4,163	—	—	—	—	4,163
Electronic health records incentive payment	—	—	7	(7)	—	—
Loss on sale leaseback transaction	—	—	—	—	—	—
Fair value adjustment of earn-out liability	—	—	204	—	—	204
Loss on foreign currency transactions	—	—	—	79	—	79
Gain on foreign currency derivative contracts	—	—	—	—	—	—
Intercompany expenses	—	—	—	23,326	(23,326)	—
Total expenses	4,210	22,528	362,150	104,001	(23,326)	469,563
(Loss) income before income taxes	(208,222)	(204,059)	(183,713)	8,639	383,690	(203,665)
Income tax (benefit) expense	—	430	(1,632)	2,136	—	934
Net (loss) income	(208,222)	(204,489)	(182,081)	6,503	383,690	(204,599)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	(1,487)	(1,438)	(2,925)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(208,222)	(204,489)	(182,081)	5,016	382,252	(207,524)
Unrealized comprehensive (loss) income:	—	—	—	(750)	—	(750)
Comprehensive (loss) income	(208,222)	(204,489)	(182,081)	5,753	383,690	(205,349)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(2,873)	(2,873)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(208,222)	$(204,489)	$(182,081)	$5,753	$380,817	$(208,222)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Six Months Ended June 30, 2014

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$264,592	$195,266	$—	$459,858
Management fees	—	—	32,845	608	—	33,453
Other revenue	—	41	5,554	524	—	6,119
(Loss) income from equity investment	(243,196)	(199,226)	(6,102)	9	448,380	(135)
Intercompany revenue	—	445	42,293	—	(42,738)	—
Total revenues	(243,196)	(198,740)	339,182	196,407	405,642	499,295
Expenses:
Salaries and benefits	69	—	180,926	80,717	—	261,712
Medical supplies	—	—	32,964	13,272	—	46,236
Facility rent expenses	—	—	23,252	9,410	—	32,662
Other operating expenses	—	—	19,126	11,351	—	30,477
General and administrative expenses	12	364	52,820	10,978	—	64,174
Depreciation and amortization	—	—	35,078	7,806	—	42,884
Provision for doubtful accounts	—	—	5,357	2,367	—	7,724
Interest expense, net	—	44,214	8,051	5,161	—	57,426
Impairment loss	—	—	182,000	—	—	182,000
Equity initial public offering expenses	4,163	—	—	—	—	4,163
Electronic health records incentive payment	—	—	75	(75)	—	—
Loss on sale leaseback transaction	—	—	135	—	—	135
Fair value adjustment of earn-out liability	—	—	403	—	—	403
Loss on foreign currency transactions	—	—	—	107	—	107
Gain on foreign currency derivative contracts	—	(4)	—	—	—	(4)
Intercompany expenses	—	—	—	42,738	(42,738)	—
Total expenses	4,244	44,574	540,187	183,832	(42,738)	730,099
(Loss) income before income taxes	(247,440)	(243,314)	(201,005)	12,575	448,380	(230,804)
Income tax (benifit) expense	—	380	(1,631)	4,291	—	3,040
Net (loss) income	(247,440)	(243,694)	(199,374)	8,284	448,380	(233,844)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	(1,985)	(1,876)	(3,861)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(247,440)	(243,694)	(199,374)	6,299	446,504	(237,705)
Unrealized comprehensive (loss) income:	—	—	—	(10,606)	—	(10,606)
Comprehensive (loss) income	(247,440)	(243,694)	(199,374)	(2,322)	448,380	(244,450)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(2,990)	(2,990)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(247,440)	$(243,694)	$(199,374)	$(2,322)	$445,390	$(247,440)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2014

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(247,440)	$(243,694)	$(199,374)	$8,284	$448,380	$(233,844)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	30,025	5,250	—	35,275
Amortization	—	—	5,053	2,556	—	7,609
Deferred rent expense	—	—	259	(29)	—	230
Deferred income taxes	—	(49)	—	427	—	378
Stock-based compensation	71	—	—	—	—	71
Provision for doubtful accounts	—	—	5,357	2,367	—	7,724
Loss on the sale of property and equipment	—	—	84	(25)	—	59
Loss on sale leaseback transaction	—	—	135	—	—	135
Impairment loss	—	—	182,000	—	—	182,000
Equity initial public offering expenses	4,163	—	—	—	—	4,163
Gain on foreign currency transactions	—	—	—	—	—	—
Gain on foreign currency derivative contracts	—	(4)	—	—	—	(4)
Fair value adjustment of earn-out liability	—	—	403	—	—	403
Amortization of debt discount	—	905	55	341	—	1,301
Amortization of loan costs	—	2,927	—	112	—	3,039
Equity interest in net loss (earnings) of joint ventures	243,196	199,226	6,102	(9)	(448,380)	135
Distribution received from unconsolidated joint ventures	—	—	106	—		106
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	(5)	(6,554)	(20,418)	—	(26,977)
Income taxes payable	644	(1,316)	(715)	738	—	(649)
Inventories	—	—	(609)	170	—	(439)
Prepaid expenses	—	(42)	2,018	1,120	—	3,096
Intercompany payable / receivable	2,659	8,138	(20,467)	9,670	—	—
Accounts payable and other current liabilities	(859)	126	11,585	3,005	—	13,857
Accrued deferred compensation	—	—	438	153	—	591
Accrued expenses / other current liabilities	—	89	10,995	526	—	11,610
Net cash provided by (used in) operating activities	2,434	(33,699)	26,896	14,238	—	9,869
Cash flows from investing activities
Purchases of property and equipment	—	—	(23,295)	(9,852)	—	(33,147)
Acquisition of medical practices	—	—	933	(41,776)	—	(40,843)
Restricted cash associated with medical practices	—	2	(616)	(10,378)	—	(10,992)
Proceeds from the sale of property and equipment	—	—	28	45	—	73
Loans to employees	—	(1)	(424)	15	—	(410)
Intercompany notes to / from affiliates	—	(2,400)	(339)	2,739	—	—
Contribution of capital to joint venture entities	—	(2,370)	(239)	—	1,989	(620)
Distributions received from joint venture entities	—	293	1,314	—	(1,607)	—
Proceeds (payment) of foreign currency derivative contracts	—	26	—	—	—	26
Premiums on life insurance policies	—	—	(297)	(153)	—	(450)
Change in other assets and other liabilities	—	—	95	(496)	—	(401)
Net cash (used in) provided by investing activities	—	(4,450)	(22,840)	(59,856)	382	(86,764)
Cash flows from financing activities
Proceeds from issuance of debt	—	60,400	5,650	63,966	—	130,016
Principal repayments of debt	—	(23,500)	(8,083)	(10,176)	—	(41,759)
Repayments of finance obligation	—	—	(113)	—	—	(113)
Proceeds from issuance of noncontrolling interest	—	1,250	—	—	—	1,250
Proceeds from noncontrolling interest holders — redeemable and non-redeemable	—	—	1,750	468	(1,989)	229
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(956)	(956)
Cash distributions to shareholders	—	—	—	(2,563)	2,563	—
Payments of costs for equity securities offering	(2,550)	—	—	—	—	(2,550)
Payments of loan costs	—	—	—	(967)		(967)
Net cash (used in) provided by financing activities	(2,550)	38,150	(796)	50,728	(382)	85,150
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(35)	—	(35)
Net (decrease) increase in cash and cash equivalents	(116)	1	3,260	5,075	—	8,220
Cash and cash equivalents, beginning of period	161	122	9,084	8,095	—	17,462
Cash and cash equivalents, end of period	$45	$123	$12,344	$13,170	$—	$25,682

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

CONSENDSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended June 30, 2013

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$115,026	$60,821	$—	$175,847
Other revenue	—	—	2,390	80	—	2,470
(Loss) income from equity investment	(23,032)	(3,104)	(2,620)	(2)	28,550	(208)
Intercompany revenue	—	202	19,669	—	(19,871)	—
Total revenues	(23,032)	(2,902)	134,465	60,899	8,679	178,109
Expenses:
Salaries and benefits	155	—	76,510	23,022	—	99,687
Medical supplies	—	—	12,290	2,117	—	14,407
Facility rent expenses	—	—	9,006	1,669	—	10,675
Other operating expenses	—	—	7,436	3,561	—	10,997
General and administrative expenses	—	312	18,570	4,279	—	23,161
Depreciation and amortization	—	—	13,287	2,033	—	15,320
Provision for doubtful accounts	—	—	1,049	966	—	2,015
Interest expense, net	—	19,592	805	76	—	20,473
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss foreign currency transactions	—	—	—	758	—	758
Loss on foreign currency derivative contracts	—	190	—	—	—	190
Intercompany expenses	—	—	—	19,871	(19,871)	—
Total expenses	155	20,094	137,493	58,352	(19,871)	196,223
(Loss) income before income taxes	(23,187)	(22,996)	(3,028)	2,547	28,550	(18,114)
Income tax expense	—	36	—	1,335	—	1,371
Net (loss) income	(23,187)	(23,032)	(3,028)	1,212	28,550	(19,485)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(654)	(654)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(23,187)	(23,032)	(3,028)	1,212	27,896	(20,139)
Unrealized comprehensive loss:	—	—	—	(3,408)	—	(3,408)
Comprehensive (loss) income	(23,187)	(23,032)	(3,028)	(2,196)	28,550	(22,893)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(294)	(294)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(23,187)	$(23,032)	$(3,028)	$(2,196)	$28,256	$(23,187)

CONSENDSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Six Months Ended June 30, 2013

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$227,963	$119,857	$—	$347,820
Other revenue	—	—	4,526	72	—	4,598
(Loss) income from equity investment	(44,596)	(5,234)	(3,139)	7	52,630	(332)
Intercompany revenue	—	375	38,615	—	(38,990)	—
Total revenues	(44,596)	(4,859)	267,965	119,936	13,640	352,086
Expenses:
Salaries and benefits	346	—	150,072	45,522	—	195,940
Medical supplies	—	—	25,746	4,503	—	30,249
Facility rent expenses	—	—	17,603	3,255	—	20,858
Other operating expenses	—	—	14,569	6,704	—	21,273
General and administrative expenses	—	639	35,506	7,751	—	43,896
Depreciation and amortization	—	—	26,484	4,007	—	30,491
Provision for doubtful accounts	—	—	2,993	2,097	—	5,090
Interest expense, net	—	38,818	1,457	142	—	40,417
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss foreign currency transactions	—	—	—	802	—	802
Loss on foreign currency derivative contracts	—	242	—	—	—	242
Intercompany expenses	—	—	—	38,990	(38,990)	—
Total expenses	346	39,699	272,970	113,773	(38,990)	387,798
(Loss) income before income taxes	(44,942)	(44,558)	(5,005)	6,163	52,630	(35,712)
Income tax expense	—	38	—	3,112	—	3,150
Net (loss) income	(44,942)	(44,596)	(5,005)	3,051	52,630	(38,862)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,018)	(1,018)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(44,942)	(44,596)	(5,005)	3,051	51,612	(39,880)
Unrealized comprehensive loss:	—	—	—	(5,589)	—	(5,589)
Comprehensive (loss) income	(44,942)	(44,596)	(5,005)	(2,538)	52,630	(44,451)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(491)	(491)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(44,942)	$(44,596)	$(5,005)	$(2,538)	$52,139	$(44,942)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2013

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(44,942)	$(44,596)	$(5,005)	$3,051	$52,630	$(38,862)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	22,928	3,294	—	26,222
Amortization	—	—	3,556	713	—	4,269
Deferred rent expense	—	—	324	98	—	422
Deferred income taxes	—	(240)	230	(1,128)	—	(1,138)
Stock-based compensation	345	—	—	—	—	345
Provision for doubtful accounts	—	—	2,993	2,097	—	5,090
Loss on the sale of property and equipment	—	—	40	36	—	76
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss on foreign currency transactions	—	—	—	34	—	34
Loss on foreign currency derivative contracts	—	242	—	—	—	242
Amortization of debt discount	—	381	10	—	—	391
Amortization of loan costs	—	2,731	—	—	—	2,731
Equity interest in net loss (earnings) of joint ventures	44,596	5,234	3,139	(7)	(52,630)	332
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	—	(1,978)	(7,699)	—	(9,677)
Income taxes payable	1	1,179	(1,567)	126	—	(261)
Inventories	—	—	(632)	171	—	(461)
Prepaid expenses	—	(77)	(96)	219	—	46
Intercompany payable / receivable	(17)	914	(3,605)	2,708	—	—
Accounts payable and other current liabilities	—	(232)	7,953	1,101	—	8,822
Accrued deferred compensation	—	—	524	132	—	656
Accrued expenses / other current liabilities	—	(355)	7,384	(1,234)	—	5,795
Net cash (used in) provided by operating activities	(17)	(34,819)	34,738	3,712	—	3,614
Cash flows from investing activities
Purchases of property and equipment	—	—	(14,928)	(2,841)	—	(17,769)
Acquisition of medical practices	—	—	(22,848)	—	—	(22,848)
Restricted cash associated with medical practices	—	(5,001)	—	—	—	(5,001)
Proceeds from the sale of property and equipment	—	—	4	—	—	4
Loans to employees	—	—	(153)	—	—	(153)
Intercompany notes to / from affiliates	—	(2,100)	(396)	2,496	—	—
Contribution of capital to joint venture entities	—	(542)	(935)	—	935	(542)
Distributions received from joint venture entities	—	299	776	—	(1,075)	—
Proceeds from the sale of equity interest in a joint venture	—	—	1,460	—	—	1,460
Payment of foreign currency derivative contracts	—	(171)	—	—	—	(171)
Premiums on life insurance policies	—	—	(493)	(133)	—	(626)
Change in other assets and other liabilities	—	1	(6)	10	—	5
Net cash used in investing activities	—	(7,514)	(37,519)	(468)	(140)	(45,641)
Cash flows from financing activities
Proceeds from issuance of debt	—	82,500	—	1,380	—	83,880
Principal repayments of debt	—	(40,000)	(3,526)	(1,975)	—	(45,501)
Repayments of finance obligation	—	—	(99)	—	—	(99)
Proceeds from equity contribution	—	—	—	1,700	(1,700)	—
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	765	765
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(650)	(650)
Cash distributions to shareholders	—	—	—	(1,725)	1,725	—
Net cash (used in) provided by financing activities	—	42,500	(3,625)	(620)	140	38,395
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(19)	—	(19)
Net (decrease) increase in cash and cash equivalents	(17)	167	(6,406)	2,605	—	(3,651)
Cash and cash equivalents, beginning of period	168	124	6,545	8,573	—	15,410
Cash and cash equivalents, end of period	$151	$291	$139	$11,178	$—	$11,759

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

We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of June 30, 2014, was comprised of approximately 782 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. Our physicians provide medical services at approximately 389 locations, including our 180 radiation therapy centers. Of the 180 treatment centers, 35 treatment centers were internally developed, 137 were acquired (including two which were transitioned from professional and other arrangements to freestanding), and 8 are operated under professional and other services arrangements. 48 radiation therapy centers operate in partnership with health systems and other clinics and community-based sites. Our 145 cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 16 states, including Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia. Our 35 international treatment centers in Latin America are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets and continue to expand our affiliation with physician specialties in closely related areas including gynecological, breast and surgical oncology, medical oncology and urology in a number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an ICC model.

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our U.S. domestic net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the six months ended June 30, 2014 and 2013.

	Year Ended December 31,	Six Months Ended June 30,
U.S. Domestic	2013	2014	2013

Payer
Medicare	41.9%	40.6%	42.9%
Commercial	54.3	56.0	53.7
Medicaid	2.7	2.5	2.6
Self pay	1.1	0.9	0.8

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our U.S. net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.5% of our U.S. net patient service revenue for the six months ended June 30, 2014.

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

In the proposed Medicare 2015 Physician Fee Schedule, CMS proposed to reduce payments for radiation oncology by 4% overall.  This reduction relates primarily to a proposal to remove the radiation treatment vault as a direct cost input for radiation treatment delivery codes.  Because the proposal only applies to freestanding settings, the cut to freestanding centers would likely be closer to 5%, while hospital based radiation oncologists would receive an increase in payment under the proposal.

Medicare reimbursement rates for all procedures under Medicare ultimately are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the SGR.  For the last several years, the SGR policy has threatened significant cuts to the CF, although Congress has consistently delayed those cuts.  On December 26, 2013, the President signed into law the Pathway for SGR Reform Act of 2013, which prevented the scheduled SGR payment reduction for physicians from taking effect on January 1, 2014.  Instead, the Pathway for SGR Reform Act provided for a 0.5 percent update (to $35.8228) for such services through March 31, 2014.  On April 1, 2014, the President signed H.R. 4302, the Protecting Access to Medicare Act of 2014 which extended the $35.8228 conversion factor through 2014 and also provided for a zero percent update through March 31, 2015.  If future SGR reductions are not suspended, and if a permanent “doc fix” is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at more than 20%) will take effect on April 1, 2015. Due to budget neutrality requirements from certain policies in the proposed Medicare 2015 Physician Fee Schedule, the 2015 conversion factor would be slightly adjusted to $35.7977, assuming no SGR cuts and if the rule is finalized as proposed.

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

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 98% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the six months ended June 30, 2014 approximately 2% of our U.S. net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

•                  our substantial indebtedness;

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

•                  increased costs associated with development and optimization of our internal infrastructure; and

•                  healthcare reform.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
Domestic U.S.	2014	2013	% Change	2014	2013	% Change
Number of treatment days	64	64	0.0%	127	127	0.0%

Total RVU’s — freestanding centers	4,071,139	2,828,004	44.0%	7,864,948	5,546,897	41.8%

RVU’s per day — freestanding centers	63,612	44,188	44.0%	61,929	43,676	41.8%

Percentage change in RVU’s per day - freestanding centers - same market basis	(1.3)%	(4.7)%		(0.3)%	(6.1)%

Total treatments - freestanding centers	203,311	132,139	53.9%	395,304	257,809	53.3%

Treatments per day - freestanding centers	3,177	2,065	53.9%	3,113	2,030	53.3%

Percentage change in revenue per treatment freestanding centers — same market basis	6.5%	(7.6)%		4.9%	(6.6)%

Percentage change in treatments per day freestanding centers — same market basis	2.2%	3.2%		2.8%	1.6%

Percentage change in freestanding revenues same market basis	8.9%	(4.7)%		7.8%	(5.8)%

Radiation oncology cases completed:

3-D cases	2,002	1,850		3,837	3,605

IMRT cases	3,294	3,007		6,214	5,805

Other cases	583	523		1,106	1,050

Total radiation oncology cases completed	5,879	5,380	9.3%	11,157	10,460	6.7%

Treatments per radiation oncology case completed	24.1	24.2		23.9	24.2

Revenue per radiation oncology case	$19,386	$19,288		$19,234	$19,218

Number of employed, contracted and affiliated physicians:

Radiation oncologists	177	114

Urologists	164	122

Surgeons	48	36

Medical oncologists	41	23

Gynecologic oncologists	8	5

Other physicians	25	8

Affiliated physicians	319	269

Total physicians	782	577	35.5%

Treatment centers - freestanding (global)	168	126	33.3%

Treatment centers — hospital / other groups (global)	12	5	140.0%

Total treatment centers	180	131	37.4%

Days sales outstanding at quarter end	40	35

	Three Months Ended June 30,		Six Months Ended June 30,
Domestic U.S.	2014	2013	2014	2013

Net patient service revenue — professional services only (in thousands)	$82,060	$52,574	$152,918	$105,479

Net patient service revenue — excluding physician practice expense (in thousands)	$268,095	$175,848	$503,642	$347,820

The following table summarizes key operating statistics of our results of operations for our international operations, which are operated through Medical Developers, LLC (“MDLLC”) and its subsidiaries for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
International	2014	2013	% Change	2014	2013	% Change
Number of new cases
2-D cases	807	947		1,573	1,937
3-D cases	3,050	2,539		5,919	4,784
IMRT / IGRT cases	743	434		1,389	806
Total	4,600	3,920	17.3%	8,881	7,527	18.0%

Revenue per radiation oncology case	$5,283	$5,730		$5,120	$5,732

International

Comparison of the Three Months Ended June 30, 2014 and 2013

MDLLC’s total revenues increased $1.8 million, or 8.2%, from $22.5 million to $24.3 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  Total revenue was positively impacted by $0.6 million of revenue from the acquisition of a center in Guatemala City, Guatemala in January 2014, growth in cases and an improvement in treatment mix offset by the impact of a significant depreciation in the Argentine Peso as compared to the same period in 2013.  Case growth increased by 680 or 17.3% during the quarter.  The trend toward more clinically-advanced treatments, which require more time to complete, continued during the quarter with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments versus 2D treatments as compared to the same period in 2013.

Facility gross profit increased $1.3 million, or 11.3% from $12.1 million to $13.4 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  Facility-level gross profit as a percentage of total revenues increased to 55.3% from 53.7%. Lower physician compensation, salaries and benefits, and repairs and maintenance costs as a percentage of revenues offset increases in medical supplies, facility rent, incremental depreciation expense relating to our continued growth and investment in Latin America, and expenses related to two centers which are anticipated to open later in 2014.

Comparison of the Six Months Ended June 30, 2014 and 2013

MDLLC’s total revenues increased $2.4 million, or 5.4%, from $43.1 million to $45.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  Total revenue was positively impacted by $1.1 million of revenue from the acquisition of a center in Guatemala City, Guatemala in January 2014, growth in cases and an improvement in treatment mix offset by the impact of a significant depreciation in the Argentine Peso as compared to the same period in 2013.  Case growth increased by 1,354 or 18.0% during the six month period.  The trend toward more clinically-advanced treatments, which require more time to complete, continued during the six month period with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments versus 2D treatments as compared to the same period in 2013.

Facility gross profit increased $1.0 million, or 4.0% from $23.9 million to $24.9 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  Facility-level gross profit as a percentage of total revenues decreased to 54.7% from 55.4%. Increases in medical supplies, facility rent, incremental depreciation expense relating to our continued growth and investment in Latin America, expenses related to two centers which are anticipated to open later in 2014, as well as local inflation was offset by a decrease in salaries and benefits and physician compensation.

The following table presents summaries of our results of operations for the three months ended June 30, 2014 and 2013.

(in thousands):	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Revenues:
Net patient service revenue	$245,950	92.5%	$175,847	98.7%
Management fees	16,856	6.3	—	—
Other revenue	3,092	1.2	2,262	1.3
Total revenues	265,898	100.0	178,109	100.0
Expenses:
Salaries and benefits	135,803	51.1	99,687	56.0
Medical supplies	24,502	9.2	14,407	8.1
Facility rent expenses	17,167	6.5	10,675	6.0
Other operating expenses	16,096	6.1	10,997	6.2
General and administrative expenses	34,060	12.8	23,161	13.0
Depreciation and amortization	22,162	8.3	15,320	8.6
Provision for doubtful accounts	3,428	1.3	2,015	1.1
Interest expense, net	29,899	11.2	20,473	11.5
Impairment loss	182,000	68.4	—	—
Equity initial public offering expenses	4,163	1.6	—	—
Fair value adjustment of earn-out liability	204	0.1	—	—
Gain on the sale of an interest in a joint venture	—	—	(1,460)	(0.8)
Loss on foreign currency transactions	79	—	758	0.4
Loss (gain) on foreign currency derivative contracts	—	—	190	0.1
Total expenses	469,563	176.6	196,223	110.2
Loss before income taxes	(203,665)	(76.6)	(18,114)	(10.2)
Income tax expense	934	0.4	1,371	0.8
Net loss	(204,599)	(77.0)	(19,485)	(11.0)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(2,925)	(1.0)	(654)	(0.4)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(207,524)	(78.0)%	$(20,139)	(11.4)%

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenues

Net patient service revenue. For the three months ended June 30, 2014 and 2013, net patient service revenue comprised 92.5% and 98.7%, respectively, of our total revenues.  In our net patient service revenue for the three months ended June 30, 2014 and 2013, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 30.9% and 29.5%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. For the three months ended June 30, 2014, management fees comprised 6.3% of our total revenues. These management fees are as a result of the OnCure transaction, which closed on October 25, 2013.

Other revenue. For the three months ended June 30, 2014 and 2013, other revenue comprised approximately 1.2% and 1.3%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $87.8 million, or 49.3%, from $178.1 million for the three months ended June 30, 2013 to $265.9 million for the three months ended June 30, 2014. Total revenue was positively impacted by $81.7 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2013 and 2014 through the acquisition of several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisition of physician radiation practices in Argentina, Arizona, California, Guatemala, Florida, Indiana, North Carolina, Mexico and the opening of two de novo centers as follows:

Date	Sites	Location	Market	Type

May 2013	3	Cape Coral / Ft. Myers / Bonita Springs — Florida	Lee County — Florida	Acquisition

May 2013	2	Naples — Florida	Collier County — Florida	Acquisition

June 2013	1	Casa Grande - Arizona	Central Arizona	Joint Venture Acquisition

July 2013	1	Latin America	International (Mexico)	Acquisition

September 2013	1	Latin America	International (Argentina)	De Novo (Hospital Campus)

October 2013	30	California / Indiana / Florida	California / Indiana / Florida	Acquisition - OnCure Freestanding

October 2013	3	Indiana	Indiana	Acquisition - OnCure professional / other

October 2013	1	Roanoke Rapids, North Carolina	Eastern North Carolina	Acquisition

January 2014	1	Guatemala	International (Guatemala)	Acquisition

February 2014	17	Miami/Dade/Palm Beach/ Broward counties — Florida	Miami/Dade/Palm Beach/ Broward counties — Florida	Acquisition - SFRO Freestanding

February 2014	4	Miami/Dade/Palm Beach counties — Florida	Miami/Dade/Palm Beach counties — Florida	Acquisition - SFRO professional / other

February 2014	1	Westchester/Bronx/Long Island — New York	Westchester/Bronx/Long Island — New York	De Novo

March 2014	1	Latin America	International (Argentina)	Acquisition

Revenue from CMS for the 2014 PQRI program increased approximately $0.1 million and revenues in our existing local markets and practices increased by approximately $6.0 million.

Expenses

Salaries and benefits. Salaries and benefits increased by $36.1 million, or 36.2%, from $99.7 million for the three months ended June 30, 2013 to $135.8 million for the three months ended June 30, 2014. Salaries and benefits as a percentage of total revenues decreased from 56.0% for the three months ended June 30, 2013 to 51.1% for the three months ended June 30, 2014.  Additional staffing of personnel and physicians due to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014 contributed $37.7 million to our salaries and benefits. In December 2013, we implemented a new equity-incentive plan, which decreased stock compensation by approximately $0.1 million in 2014. For existing practices and centers within our local markets, salaries and benefits decreased $1.5 million due to decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies increased by $10.1 million, or 70.1%, from $14.4 million for the three months ended June 30, 2013 to $24.5 million for the three months ended June 30, 2014. Medical supplies as a percentage of total revenues increased from 8.1% for the three months ended June 30, 2013 to 9.2% for the three months ended June 30, 2014. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $7.7 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $2.4 million. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $6.5 million, or 60.8%, from $10.7 million for the three months ended June 30, 2013 to $17.2 million for the three months ended June 30, 2014. Facility rent expenses as a percentage of total revenues increased from 6.0% for the three months ended June 30, 2013 to 6.5% for the three months ended June 30, 2014. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $6.3 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.2 million.

Other operating expenses. Other operating expenses increased by $5.1 million or 46.4%, from $11.0 million for the three months ended June 30, 2013 to $16.1 million for the three months ended June 30, 2014.  Other operating expense as a percentage of total revenues decreased from 6.2% for the three months ended June 30, 2013 to 6.1% for the three months ended June 30, 2014.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $5.1 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. Approximately $0.2 million increase relates to equipment rental expense relating to medical equipment refinancing, offset by a decrease of approximately $0.2 million in our remaining practices and centers in existing local markets.

General and administrative expenses. General and administrative expenses increased by $10.9 million or 47.1%, from $23.2 million for the three months ended June 30, 2013 to $34.1 million for the three months ended June 30, 2014. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues decreased from 13.0% for the three months ended June 30, 2013 to 12.8% for the three months ended June 30, 2014.  The net increase of $10.9 million in general and administrative expenses was due to an increase of approximately $5.5 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. In addition, there was an increase of approximately $1.7 million in litigation settlements with certain physicians and legal and consulting costs associated with the Medicare diagnostic matter, $0.5 million related to expenses for consulting services for the CMS 2014 fee schedule, $1.5 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $0.1 million relating to our rebranding initiatives, and an increase of approximately $1.6 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization expense increased by $6.8 million or 44.7%, from $15.3 million for the three months ended June 30, 2013 to $22.2 million for the three months ended June 30, 2014. Depreciation and amortization expense as a percentage of total revenues decreased from 8.6% for the three months ended June 30, 2013 to 8.3% for the three months ended June 30, 2014.  The change in depreciation and amortization was due to an increase of approximately $7.2 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. An increase in capital expenditures related to our investment in advanced radiation treatment technologies and software maintenance in certain local markets increased our depreciation and amortization by approximately $0.6 million offset by a decrease of approximately $1.0 million in amortization of certain non-compete agreements.

Provision for doubtful accounts. The provision for doubtful accounts increased by $1.4 million, or 70.1%, from $2.0 million for the three months ended June 30, 2013 to $3.4 million for the three months ended June 30, 2014.  The provision for doubtful accounts as a percentage of total revenues increased from 1.1% for the three months ended June 30, 2013 to 1.3% for the three months ended June 30, 2014. As a result of our recent acquisitions, we continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

Interest expense, net. Interest expense, increased by $9.4 million, or 46.0%, from $20.5 million for the three months ended June 30, 2013 to $29.9 million for the three months ended June 30, 2014. The increase is primarily attributable to additional debt obligations predominately relating to our senior credit facility.  As of June 30, 2014, we had approximately $90.0 million outstanding in our Term Facility and $79.5 million outstanding in our Revolver Credit Facility. The increase is also attributable to recent acquisitions. Pursuant to the SFRO acquisition we entered into the SFRO Credit Agreement which provides for a $60 million Term B Loan, $7.9 million Term A Loan, and assumed capital lease obligations. The OnCure transaction included the issuance of $82.5 million in senior secured notes which accrue interest at a rate of 11.75% per annum and additional capital lease financing.

Impairment loss. As we began to experience some liquidity issues after terminating our previously planned initial public offering, we began to have discussions with an ad hoc group of holders of our outstanding notes.  On July 29, 2014, we entered into a Recapitalization Support Agreement with Vestar Capital Partners, Inc., our equity sponsor (“Vestar”) and the holders or managers of 72% of the aggregate principal amount of the indebtedness we incurred under that certain Indenture, dated as of April 20, 2010, among us, the guarantors party thereto and Wells Fargo Bank, National Association (the “Consenting Subordinated Noteholders”).

The Recapitalization Support Agreement sets forth the terms through which we expect to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 (the “Capital Contribution”) or (b) consummate a Recapitalization consistent with the material terms and conditions described in the Recapitalization Term Sheet attached to the Recapitalization Support Agreement.  Pursuant to the Recapitalization Support Agreement, if we and Vestar fail to obtain a signed letter of intent for a Capital Contribution reasonably acceptable to the Required Consenting Subordinated Noteholders (as defined in the Recapitalization Support Agreement) on or before August 31, 2014, we must refrain from pursuing the Capital Contribution and must pursue the Recapitalization.  Absent obtaining the Capital Contribution and upon the effectiveness of the Recapitalization, the Subordinated Noteholder Claims (as defined in the Recapitalization Support Agreement) would be exchanged for 95% of the new equity interests in the reorganized Company, subject to dilution pursuant to a management incentive plan and new warrants as set forth in the Recapitalization Term Sheet, with existing equity holders receiving 5% of the new equity interests.

We performed an interim impairment test for goodwill and indefinite-lived intangible assets. We completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeds its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. We, with the assistance of an independent valuation firm, have begun the second step of the impairment test and expect the resulting valuation report to be completed on or before September 30, 2014. However, because an impairment loss is probable and can be reasonably estimated, we have, in accordance with ASC 350, recorded a preliminary estimated non-cash impairment charge of approximately $182.0 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014.

Equity initial public offering expenses. In May, 2014, we determined due to market conditions to postpone the initial public offering of our equity securities.  As a result of the postponement and entering into the Recapitalization Support Agreement with Consenting Subordinated Noteholders, we wrote-off approximately $4.2 million in expenses associated with the initial public offering.

Gain on the sale of an interest in a joint venture.  In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million, and recorded a respective gain on the sale.

Fair value adjustment of earn-out liability.  On October 25, 2013, we completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from our senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million included in other long-term liabilities in the consolidated balance sheets, is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions (the “earn out payment”).  The Company recorded an estimated earn out payment at the time of the closing of the transaction. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due on December 31, 2015, and is payable through the issuance of the 11.75% senior secured notes.  At June 30, 2014, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller by approximately $0.2 million. We recorded the $0.2 million to expense in the fair value adjustment caption in the consolidated statements of operations and comprehensive loss.

Income taxes.  Our effective tax rate was (0.5)% for the three months ended June 30, 2014 and (7.6)% for the three months ended June 30, 2013. The change in the effective rate for the second quarter of 2014 compared to the same period of the year prior is primarily the result of recording of an impairment against goodwill of the domestic operations, the release of previously recorded reserves related to the settlement of the 2007 and 2008 US federal tax audit in addition to the relative mix of earnings and tax rates across jurisdictions and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.  As a result, on an absolute dollar basis, the expense for income taxes changed by $0.5 million from the income tax expense of $1.4 million for the three months ended June 30, 2013 to an income tax expense of $0.9 million for the three months ended June 30, 2014.

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

Net loss. Net loss increased by $185.1 million, from $19.5 million in net loss for the three months ended June 30, 2013 to $204.6 million net loss for the three months ended June 30, 2014.  Net loss represents 11.0% of total revenues for the three months ended June 30, 2013 and 77.0% of total revenues for the three months ended June 30, 2014.

The following table presents summaries of our results of operations for the six months ended June 30, 2013 and 2012.

	Six Months Ended		Six Months Ended
(in thousands):	June 30, 2014		June 30, 2013
Revenues:
Net patient service revenue	$459,858	92.1%	$347,820	98.8%
Management fees	33,453	6.7	—	—
Other revenue	5,984	1.2	4,266	1.2
Total revenues	499,295	100.0	352,086	100.0
Expenses:
Salaries and benefits	261,712	52.4	195,940	55.7
Medical supplies	46,236	9.3	30,249	8.6
Facility rent expenses	32,662	6.5	20,858	5.9
Other operating expenses	30,477	6.1	21,273	6.0
General and administrative expenses	64,174	12.9	43,896	12.5
Depreciation and amortization	42,884	8.6	30,491	8.7
Provision for doubtful accounts	7,724	1.5	5,090	1.4
Interest expense, net	57,426	11.5	40,417	11.5
Impairment loss	182,000	36.5	—	—
Equity initial public offering expenses	4,163	0.8	—	—
Loss on sale leaseback transaction	135	—	—	—
Fair value adjustment of earn-out liability	403	0.1	—	—
Gain on the sale of an interest in a joint venture	—	—	(1,460)	(0.4)
Loss on foreign currency transactions	107	—	802	0.2
Loss (gain) on foreign currency derivative contracts	(4)	—	242	0.1
Total expenses	730,099	146.2	387,798	110.2
Loss before income taxes	(230,804)	(46.2)	(35,712)	(10.2)
Income tax expense	3,040	0.6	3,150	0.9
Net loss	(233,844)	(46.8)	(38,862)	(11.1)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(3,861)	(0.8)	(1,018)	(0.3)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(237,705)	(47.6)%	$(39,880)	(11.4)%

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenues

Net patient service revenue. For the six months ended June 30, 2014 and 2013, net patient service revenue comprised 92.1% and 98.8%, respectively, of our total revenues.  In our net patient service revenue for the six months ended June 30, 2014 and 2013, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 30.6% and 30.0%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. For the six months ended June 30, 2014, management fees comprised 6.7% of our total revenues. These management fees are as a result of the OnCure transaction, which closed on October 25, 2013.

Other revenue. For the six months ended June 30, 2014 and 2013, other revenue comprised approximately 1.2%, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $147.2 million, or 41.8%, from $352.1 million for the six months ended June 30, 2013 to $499.3 million for the six months ended June 30, 2014. Total revenue was positively impacted by $140.5 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2013 and 2014 through the acquisition of several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisition of physician radiation practices in Argentina, Arizona, California, Guatemala, Florida, Indiana, North Carolina, Mexico and the opening of two de novo centers as follows:

Date	Sites	Location	Market	Type

May 2013	3	Cape Coral / Ft. Myers / Bonita Springs — Florida	Lee County — Florida	Acquisition

May 2013	2	Naples — Florida	Collier County — Florida	Acquisition

June 2013	1	Casa Grande - Arizona	Central Arizona	Joint Venture Acquisition

July 2013	1	Latin America	International (Mexico)	Acquisition

September 2013	1	Latin America	International (Argentina)	De Novo (Hospital Campus)

October 2013	30	California / Indiana / Florida	California / Indiana / Florida	Acquisition - OnCure Freestanding

October 2013	3	Indiana	Indiana	Acquisition - OnCure professional / other

October 2013	1	Roanoke Rapids, North Carolina	Eastern North Carolina	Acquisition

January 2014	1	Guatemala	International (Guatemala)	Acquisition

February 2014	17	Miami/Dade/Palm Beach/ Broward counties — Florida	Miami/Dade/Palm Beach/ Broward counties — Florida	Acquisition - SFRO Freestanding

February 2014	4	Miami/Dade/Palm Beach counties — Florida	Miami/Dade/Palm Beach counties — Florida	Acquisition - SFRO professional / other

February 2014	1	Westchester/Bronx/Long Island — New York	Westchester/Bronx/Long Island — New York	De Novo

March 2014	1	Latin America	International (Argentina)	Acquisition

Revenue from CMS for the 2014 PQRI program increased approximately $0.2 million and revenues in our existing local markets and practices increased by approximately $6.5 million.

Expenses

Salaries and benefits. Salaries and benefits increased by $65.8 million, or 33.6%, from $195.9 million for the six months ended June 30, 2013 to $261.7 million for the six months ended June 30, 2014. Salaries and benefits as a percentage of total revenues decreased from 55.7% for the six months ended June 30, 2013 to 52.4% for the six months ended June 30, 2014.  Additional staffing of personnel and physicians due to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014 contributed $63.8 million to our salaries and benefits. In December 2013, we implemented a new equity-incentive plan, which decreased stock compensation by approximately $0.2 million in 2014. For existing practices and centers within our local markets, salaries and benefits increased $2.2 million due to increased salaries related to our physician liaison program and the expansion of our senior management team offset by decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies increased by $16.0 million, or 52.9%, from $30.2 million for the six months ended June 30, 2013 to $46.2 million for the six months ended June 30, 2014. Medical supplies as a percentage of total revenues increased from 8.6% for the six months ended June 30, 2013 to 9.3% for the six months ended June 30, 2014. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $13.1 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $2.9 million. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $11.8 million, or 56.6%, from $20.9 million for the six months ended June 30, 2013 to $32.7 million for the six months ended June 30, 2014. Facility rent expenses as a percentage of total revenues increased from 5.9% for the six months ended June 30, 2013 to 6.5% for the six months ended June 30, 2014. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $11.5 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.3 million.

Other operating expenses. Other operating expenses increased by $9.2 million or 43.3%, from $21.3 million for the six months ended June 30, 2013 to $30.5 million for the six months ended June 30, 2014.  Other operating expense as a percentage of total revenues increased from 6.0% for the six months ended June 30, 2013 to 6.1% for the six months ended June 30, 2014.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $9.1 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. Approximately $0.3 million increase relates to equipment rental expense relating to medical equipment refinancing, offset by a decrease of approximately $0.2 million in our remaining practices and centers in existing local markets.

General and administrative expenses. General and administrative expenses increased by $20.3 million or 46.2%, from $43.9 million for the six months ended June 30, 2013 to $64.2 million for the six months ended June 30, 2014. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 12.5% for the six months ended June 30, 2013 to 12.9% for the six months ended June 30, 2014.  The net increase of $20.3 million in general and administrative expenses was due to an increase of approximately $10.1 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. In addition there was an increase of approximately $1.8 million in litigation settlements with certain physicians and legal and consulting costs associated with the Medicare diagnostic matter, $0.9 million related to expenses for consulting services for the CMS 2014 fee schedule, $4.8 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $0.3 million relating to our rebranding initiatives, and an increase of approximately $2.4 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization expense increased by $12.4 million or 40.6%, from $30.5 million for the six months ended June 30, 2013 to $42.9 million for the six months ended June 30, 2014. Depreciation and amortization expense as a percentage of total revenues decreased from 8.7% for the six months ended June 30, 2013 to 8.6% for the six months ended June 30, 2014.  The change in depreciation and amortization was due to an increase of approximately $12.9 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in existing local markets during the latter part of 2013 and 2014. An increase in capital expenditures related to our investment in advanced radiation treatment technologies and software maintenance in certain local markets increased our depreciation and amortization by approximately $0.8 million offset by a decrease of approximately $1.3 million in amortization of certain non-compete agreements.

Provision for doubtful accounts. The provision for doubtful accounts increased by $2.6 million, or 51.7%, from $5.1 million for the six months ended June 30, 2013 to $7.7 million for the six months ended June 30, 2014.  The provision for doubtful accounts as a percentage of total revenues increased from 1.4% for the six months ended June 30, 2013 to 1.5% for the six months ended June 30, 2014. As a result of our recent acquisitions, we continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

Interest expense, net. Interest expense, increased by $17.0 million, or 42.1%, from $40.4 million for the six months ended June 30, 2013 to $57.4 million for the six months ended June 30, 2014. The increase is primarily attributable to additional debt obligations predominately relating to our senior credit facility.  As of June 30, 2014, we had approximately $90.0 million outstanding in our Term Facility and $79.5 million outstanding in our Revolver Credit Facility. The increase is also attributable to recent acquisitions. Pursuant to the SFRO acquisition we entered into the SFRO Credit Agreement which provides for a $60 million Term B Loan, $7.9 million Term A Loan, and assumed capital lease obligations. The OnCure transaction included the issuance of $82.5 million in senior secured notes which accrue interest at a rate of 11.75% per annum and additional capital lease financing.

Impairment loss. As we began to experience some liquidity issues after terminating our previously planned initial public offering, we began to have discussions with an ad hoc group of holders of our outstanding notes.  On July 29, 2014, we entered into a Recapitalization Support Agreement with Vestar and the holders or managers of 72% of the aggregate principal amount of the indebtedness we incurred under that certain Indenture, dated as of April 20, 2010, among us, the guarantors party thereto and Wells Fargo Bank, National Association (the “Consenting Subordinated Noteholders”).

The Recapitalization Support Agreement sets forth the terms through which we expect to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 (the “Capital Contribution”) or (b) consummate a Recapitalization consistent with the material terms and conditions described in the Recapitalization Term Sheet attached to the Recapitalization Support Agreement.  Pursuant to the Recapitalization Support Agreement, if we and Vestar fail to obtain a signed letter of intent for a Capital Contribution reasonably acceptable to the Required Consenting Subordinated Noteholders (as defined in the Recapitalization Support Agreement) on or before August 31, 2014, we must refrain from pursuing the Capital Contribution and must pursue the Recapitalization.  Absent obtaining the Capital Contribution and upon the effectiveness of the Recapitalization, the Subordinated Noteholder Claims (as defined in the Recapitalization Support Agreement) would be exchanged for 95% of the new equity interests in the reorganized Company, subject to dilution pursuant to a management incentive plan and new warrants as set forth in the Recapitalization Term Sheet, with existing equity holders receiving 5% of the new equity interests.

We performed an interim impairment test for goodwill and indefinite-lived intangible assets. We completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeds its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. We, with the assistance of an independent valuation firm, have begun the second step of the impairment test and expect the resulting valuation report to be completed on or before September 30, 2014. However, because an impairment loss is probable and can be reasonably estimated, we have, in accordance with ASC 350, recorded a preliminary estimated non-cash impairment charge of approximately $182.0 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014.

Equity initial public offering expenses. In May, 2014, we determined due to market conditions to postpone the initial public offering of our equity securities.  As a result of the postponement and entering into the Recapitalization Support Agreement with Consenting Subordinated Noteholders, we wrote-off approximately $4.2 million in expenses associated with the initial public offering.

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

Fair value adjustment of earn-out liability.  On October 25, 2013, we completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from our senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million included in other long-term liabilities in the consolidated balance sheets, is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions (the “earn out payment”).  The Company recorded an estimated earn out payment at the time of the closing of the transaction. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due on December 31, 2015, and is payable through the issuance of the 11.75% senior secured notes.  At June 30, 2014, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller by approximately $0.4 million. We recorded the $0.4 million to expense in the fair value adjustment caption in the consolidated statements of operations and comprehensive loss.

Income taxes.  Our effective tax rate was (1.3)% for the six months ended June 30, 2014 and (8.8)% for the six months ended June 30, 2013. The change in the effective rate for the six months ended June 30, 2014 compared to the same period of the year prior is primarily the result of recording of an impairment against goodwill of the domestic operations, the release of previously recorded reserves related to the settlement of the 2007 and 2008 US federal tax audit in addition to the relative mix of earnings and tax rates across jurisdictions and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.  As a result, on an absolute dollar basis, the expense for income taxes changed by $0.2 million from the income tax expense of $3.2 million for the six months ended June 30, 2013 to an income tax expense of $3.0 million for the six months ended June 30, 2014.

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

Net loss. Net loss increased by $194.9 million, from $38.9 million in net loss for the six months ended June 30, 2013 to $233.8 million net loss for the six months ended June 30, 2014.  Net loss represents 11.1% of total revenues for the six months ended June 30, 2013 and 46.8% of total revenues for the six months ended June 30, 2014.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  60 of our 180 radiation treatment centers are located in Florida.

Liquidity and Capital Resources

We are highly leveraged. As of June 30, 2014, we had $1.1 billion of long-term debt outstanding. Over the next year, the interest and principal payments due under our various debt agreements are approximately $98.3 million and $30.9 million, respectively. As of August 25, 2014, excluding SFRO Holdings, LLC, we had unrestricted cash of approximately $31.5 million. We had to draw on our revolving credit facility in order to make the April 15, 2014 interest payment of approximately $18.8 million. In addition, we routinely extend vendor payments beyond stated terms during the periods preceding semi-annual interest payments in order to conserve cash and liquidity. Working capital was $9.1 million at December 31, 2013 and declined to a working capital deficit of $(20.2) million at June 30, 2014. On May 15 and July 15, 2014 we paid interest payments of approximately $15.5 million and $7.1 million, respectively from our unrestricted cash balance.

We have experienced and continue to experience losses from operations. We reported a net loss of approximately $78.2 million, $151.1 million, and $349.9 million for the years ended December 31, 2013, 2012, and 2011, respectively, and $233.8 million and $38.9 million for the six month periods ended June 30, 2014 and 2013, respectively. These continuing losses, coupled with recent costs and expenses associated with our attempted initial public offering and recapitalization efforts have worsened our liquidity position.

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

•                              placing us at a disadvantage compared to other, less leveraged competitors; and

•                              increasing our cost of borrowing.

Our ability to make scheduled payments on and to refinance our indebtedness depends on, and is subject to, our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets.

Our ability to continue as a going concern is dependent on obtaining additional capital, restructuring its indebtedness, and, ultimately, achieving profitable operations.  Our current projections indicate that we will not be able to make our interest payments on our $380.1 million Senior Subordinated Notes in October 2014, which will cause a potential default on our other indebtedness.  Consequently, there is substantial doubt about our ability to continue as a going concern.

We have several initiatives designed to increase revenue and profitability through strategic acquisitions, improvements in commercial payer contracting, development and expansion of our ICC model, and realignment of physician compensation arrangements. In addition, we are actively exploring alternatives to obtain additional liquidity or recapitalize ourselves, as described further below.

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

Recapitalization Support Agreement

As we began to experience some liquidity issues after terminating our previously planned initial public offering, we began to have discussions with an ad hoc group of holders of our outstanding notes.  On July 29, 2014, we, and each of their direct and indirect wholly-owned subsidiaries entered into a Recapitalization Support Agreement (the “Recapitalization Support Agreement”) with Vestar and the holders or managers of 72% of the aggregate principal amount of the indebtedness we incurred under that certain Indenture (as amended from time to time, the “Subordinated Notes Indenture” and the notes thereunder, the “Subordinated Notes”), dated as of April 20, 2010, among us, the guarantors party thereto and Wells Fargo Bank, National Association (the “Consenting Subordinated Noteholders”).

The Recapitalization Support Agreement sets forth the terms through which we expect to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 (the “Capital Contribution”) or (b) consummate a recapitalization (the “Recapitalization”) consistent with the material terms and conditions described in the term sheet (the “Recapitalization Term Sheet”) attached to the Recapitalization Support

Agreement.  Pursuant to the Recapitalization Support Agreement, if the Company and Vestar fail to obtain a signed letter of intent for a Capital Contribution reasonably acceptable to the Required Consenting Subordinated Noteholders (as defined in the Recapitalization Support Agreement) on or before August 31, 2014, the Company must refrain from pursuing the Capital Contribution and must pursue the Recapitalization.  Absent the Company obtaining the Capital Contribution and upon the effectiveness of the Recapitalization, the Subordinated Noteholder Claims in the amount of $380.1 million (as defined in the Recapitalization Support Agreement) would be exchanged for 95% of the new equity interests in the reorganized Company, subject to dilution pursuant to a management incentive plan and new warrants as set forth in the Recapitalization Term Sheet, with existing equity holders receiving 5% of the new equity interests. Pursuant to the Recapitalization, existing equity holders of the Company will also receive warrants providing the right to acquire 10% of the equity in the reorganized Company at an exercise price corresponding to the principal amount of the Subordinated Notes outstanding plus accrued and unpaid interest as of the effective date of the Recapitalization.  Further adjustments to the Recapitalization may be required to reflect any additional debt-to-equity conversion, new equity investments or senior debt that may be raised in connection with the consummation of the Recapitalization and the parties will work in good faith to further adjust the terms set forth in the Term Sheet to reflect the change in the value of each party’s recovery resulting from such required changes.

The Recapitalization Support Agreement may be terminated upon the occurrence of certain events, including: (a) certain breaches by the Company, Vestar, or the Consenting Subordinated Noteholders under the Recapitalization Support Agreement; (b) the failure to meet certain milestones related to implementing the Recapitalization and (c) a determination by the Company’s board of directors that continued performance under the Recapitalization Support Agreement would be inconsistent with the exercise of its fiduciary duties under applicable law. We expect to incur significant transaction expenses in connection with the Recapitalization Support Agreement which may be partially offset by reductions in executive salaries,

Cash Flows From Operating Activities

Net cash provided by operating activities for the six month periods ended June 30, 2013 and 2014 was $3.6 million and $9.9 million, respectively.

Net cash provided by operating activities increased by $6.3 million from $3.6 million for the six month period ended June 30, 2013 to $9.9 million for the six month period ended June 30, 2014 predominately due to management of our vendor payables and increased cash flow related to our OnCure and SFRO transactions.  As of June 30, 2014, we had approximately $90.0 million outstanding in our Term Facility and $79.5 million outstanding in our Revolver Credit Facility. In June 2014, we recorded an impairment loss of approximately $182.0 million as a result of the recapitalization support agreement we entered into with certain subordinated noteholders.

Cash at June 30, 2014 held by our foreign subsidiaries was $3.1 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the six month periods ended June 30, 2013 and 2014 was $45.6 million and $86.8 million, respectively.

Net cash used in investing activities increased by $41.2 million from $45.6 million for the six month period ended June 30, 2013 to $86.8 million for the six month period ended June 30, 2014.  In 2014, net cash used in investing activities was impacted by approximately $40.8 million in the acquisition of medical practices. On January 13, 2014, CarePoint purchased the membership interest in Quantum Care, LLC for approximately $1.9 million. On January 15, 2014, we purchased 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $0.9 million plus the assumption of approximately $3.1 million in debt. On February 10, 2014, we purchased a 65% equity interest in South Florida Radiation Oncology (“SFRO”) for approximately $60 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt. In addition we reflected approximately $11.7 million in restricted cash relating to the SFRO existing debt and an indemnity escrow for the determination of the final purchase price.  On March 26, 2014 we purchased 75% interest in a legal entity that operates a radiation oncology facility in Villa Maria, Argentina for approximately $0.5 million. During 2014, we acquired the assets of several physician practices in Florida for approximately $0.3 million. During 2014, we purchased approximately $33.1 million in property and equipment. We have one of the most technically-advanced radiation equipment platforms in the industry. A significant portion of this spend is for growth related projects.  This includes the upgrade of technology and equipment at the legacy OnCure centers to expand capacity as well as add SRS capacity, and Medical Developers’ growth.

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

Cash Flows From Financing Activities

Net cash provided by financing activities for the six month period ended June 30, 2013 and 2014 was $38.4 million and $85.2 million, respectively.

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

On August 28, 2013, we entered into an Amendment Agreement (the “Amendment Agreement”) to the credit agreement among us, 21st Century Oncology, Inc. (“21C”), a wholly owned subsidiary of Parent, the institutions from time to time party thereto as lenders, the Administrative Agent named therein and the other agents and arrangers named therein, dated as of May 10, 2012 (the “Original Credit Agreement” and, as amended and restated by the Amendment Agreement, the “Credit Agreement”).  Pursuant to the terms of the Amendment Agreement, the amendments to the Original Credit Agreement became effective on August 29, 2013.

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

For the six months ended June 30, 2014, we paid approximately $2.6 million in costs associated with the initial public offering costs we incurred of approximately $4.2 million. We had partnership distributions from non-controlling interests of approximately $0.7 million and $1.0 million in 2013 and 2014, respectively.

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

The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at June 30, 2014		Level at June 30, 2014
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$35.7 million

The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of June 30, 2014.

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

Purchase Money Note Purchase Agreement

On May 19, 2014, we entered into a Purchase Money Note Purchase Agreement (the “Note Purchase Agreement”) with Theriac Management Investments, LLC (“Theriac”) (a related party real estate entity owned by certain of the Company’s directors and officers). Pursuant to the Note Purchase Agreement, Theriac loaned to us, pursuant to an unsecured purchase money note, the principal amount of $7.4 million. The Company and certain of its domestic subsidiaries of the Company will guaranty the obligations under the note. The note will mature on June 15, 2015 and is subject to an interest rate payable in cash of 10.75% per annum or by adding the amount of such interest to the aggregate principal amount of outstanding notes at the interest rate of 12.0% per annum. The proceeds from the issuance of the note will be used to pay for purchases or improvements of property and equipment or to refinance debt incurred to finance such purchases or improvements.

MDLLC Credit and Guaranty Agreement

On July 28, 2014, Medical Developers, LLC (the “Borrower”), a Florida limited liability company and indirect wholly owned subsidiary of the Company, certain of its subsidiaries and affiliates, including the Company, the various lenders parties thereto and Cortland Capital Market Service, LLC as administrative agent and collateral agent (“Cortland”) entered into a credit and guaranty agreement (the “MDLLC Credit Agreement”).

The MDLLC Credit Agreement provides for Tranche A term loans (the “Tranche A Term Loans”) in the aggregate principal amount of $8.5 million and Tranche B term loans (the “Tranche B Term Loans” together with the Tranche A Term Loans, the “Term Loans”) in the aggregate principal amount of $9.0 million, for an aggregate principal amount of Term Loans of $17.5 million, in favor of the Borrower.  The Tranche A Term Loans are issued for working capital and general corporate purposes in accordance with a budget and the Tranche B Term Loans are issued to fund purchases of assets used or useful in the Borrower’ business.

The Borrowers each are required to pay certain recurring administration fees with respect to the MDLLC Credit Agreement.  The MDLLC Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Borrowers and certain of their subsidiaries to incur additional indebtedness or any other obligations.

The MDLLC Credit Agreement contains customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross default to other indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation and a change of control.

The Term Loans are subject to interest rates, for any interest period, at a rate equal to 14.0% per annum.

The obligations of the Borrower under the MDLLC Credit Agreement are guaranteed by the Company, 21C and certain direct and indirect wholly owned domestic subsidiaries and are secured by substantially all of the assets of the Borrower, including a pledge of 65% of the voting stock and 100% of the non-voting stock of each of its direct foreign subsidiaries.

Term Loan A and B Facilities

On February 10, 2014, 21C East Florida and South Florida Radiation Oncology Coconut Creek, LLC (“Coconut Creek”), a subsidiary of SFRO, as borrowers (the “Borrowers”), the several lenders and other financial institutions or entities from time to time parties thereto and Cortland entered into a new credit agreement (the “SFRO Credit Agreement”).  The SFRO Credit Agreement provides for a $60 million Term B Loan in favor of 21C East Florida (“Term B Loan”) and $7.9 million Term A Loan in favor of Coconut Creek issued for purposes of refinancing existing SFRO debt (“Term A Loan” and together with the Term B Loan, the “SFRO Term Loans”).  The SFRO Term Loans each have a maturity date of January 15, 2017.

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

On July 22, 2014, 21C East Florida and Coconut Creek, each an indirect subsidiary of the Company, the several lenders and other financial institutions or entities from time to time parties thereto and Cortland entered into a first amendment (the “SFRO Amendment”) to the credit agreement among 21C East Florida, Coconut Creek, Cortland and the several lenders and other financial institutions or entities from time to time parties thereto, dated as of February 10, 2014 (the “Original SFRO Credit Agreement” and, as amended and restated by the SFRO Amendment, the “SFRO Credit Agreement”).

The SFRO Amendment provides for an incremental $10.35 million term loan (the “Term A-1 Loan”) in favor of Coconut Creek issued for purposes of (i) refinancing approximately $5.64 million in existing capitalized lease obligations owing to First Financial Corporate Leasing, including a prepayment premium, (ii) repaying the approximately $2.55 million intercompany loan made by 21C to pay the capitalized lease obligations owing to First Financial Corporate Leasing and (iii) pay fees, costs and expenses of the transactions related to the SFRO Amendment.  In addition, the SFRO Amendment provides for the waiver of certain existing events of default under the Original SFRO Credit Agreement.

The Term A-1 Loan is subject to interest rates, for any interest period, at a rate per annum equal to a floating index rate per annum equal to LIBOR (provided that such rate shall not be less than 1.25% per annum), plus an applicable margin equal to 9.75% per annum.

The obligations of Coconut Creek under the SFRO Amendment are guaranteed (the “SFRO Guarantee”) by SFRO Holdings, LLC, a Florida limited liability company of which Coconut Creek is a wholly owned subsidiary and certain of SFRO Holdings, LLC’s direct and indirect wholly owned subsidiaries.  The obligations of Coconut Creek under the SFRO Amendment are secured by certain assets of Coconut Creek.

We believe we are not currently able to borrow under our credit facilities. Due to our current liquidity position, we expect that our cash flows from operations, together with our currently available liquidity will be insufficient to fund our currently anticipated operating requirements, including interest payments. For this reason, we are currently seeking sources of external financing and have entered into the Recapitalization Support Agreement, which may lead to a restructuring of certain of our debt obligations. No assurances can be given that we will be able to raise external financing or execute a recapitalization on terms favorable to us or at all. Our ability to meet our funding needs could be adversely affected if we experience a decline in our results of operations, or if we violate the covenants and other restrictions to which we are subject under our debt or other agreements.

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

Acquisitions and Developments

The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,		Six Months Ended June 30,
	2012	2013	2014
Treatment centers at beginning of period	127	126	163
Internally developed / reopened	2	3	1
Transitioned to freestanding	2	—	—
Internally (consolidated / closed / sold)	(3)	(7)	(8)
Acquired	2	38	20
Hospital-based / other groups	(2)	3	4
Hospital-based (ended / transitioned)	(2)	—	—
Treatment centers at period end	126	163	180

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

In June 2013, we contributed our Casa Grande, Arizona radiation physician practice, ICC practice and approximately $5.2 million to purchase a 55.0% interest in a joint venture which included an additional radiation physician practice and an expansion of an ICC model that includes medical oncology, urology and dermatology.

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

On April 21, 2014, we acquired the assets of a radiation oncology practice located in Boca Raton, Florida for approximately $0.4 million plus the assumption of approximately $2.7 million in debt. The acquisition of the radiation oncology practice further expands our presence in the Broward County market.

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

During the first quarter of 2014, we closed two radiation treatment facilities, one located in Lee County — Florida and another facility located in Charlotte County — Florida, as a result of the purchase on the OnCure transaction.

During the second quarter of 2014, we closed six radiation treatment facilities, three located in Broward and Palm Beach Counties, two located in Sarasota/Manatee Counties, and one in Southern California, all as a result of the purchase of the OnCure and SFRO transactions.

As of June 30, 2014, we have four additional de novo radiation treatment centers in development located in Bolivia, Dominican Republic, North Carolina and South Carolina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

We have been selected by a consortium of leading New York academic medical centers (including Memorial Sloan-Kettering Cancer Center, Beth Israel Medical Center/Continuum Health System, NYU Langone Medical Center, Mt. Sinai Medical Center, and Montefiore Medical Center) to serve as the developer and manager of a proton beam therapy center to be constructed in Manhattan. The project is in the final stages of certificate of need approval. In June 2014 we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project.  As result, we may be required to transfer and sell our 33.6% ownership interest to the consortium or to a third party and transfer the general manager role and the management services fee of 5% of collected revenues to the consortium. We have accounted for our interest in the center as an equity method investment. The center is expected to commence operations in late-2016.

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

During the six months ended June 30, 2014 and 2013, approximately 43% and 46%, respectively, of our U.S. domestic net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by us in business combinations. Goodwill and indefinite life intangible assets are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. As we began to experience some liquidity issues after terminating our previously planned initial public offering, we began to have discussions with an ad hoc group of holders of our outstanding notes. As we began to experience some liquidity issues after terminating our previously planned initial public offering, we began to have discussions with an ad hoc group of holders of our outstanding notes.  On July 29, 2014, we entered into a Recapitalization Support Agreement with Vestar and the holders or managers of 72% of the aggregate principal amount of the indebtedness we incurred under that certain Indenture, dated as of April 20, 2010, among us, the guarantors party thereto and Wells Fargo Bank, National Association (the “Consenting Subordinated Noteholders”).

The Recapitalization Support Agreement sets forth the terms through which we expect to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 (the “Capital Contribution”) or (b) consummate a Recapitalization consistent with the material terms and conditions described in the Recapitalization Term Sheet attached to the Recapitalization Support Agreement.  Pursuant to the Recapitalization Support Agreement, if we and Vestar fail to obtain a signed letter of intent for a Capital Contribution reasonably acceptable to the Required Consenting Subordinated Noteholders (as defined in the Recapitalization Support Agreement) on or before August 31, 2014, we must refrain from pursuing the Capital Contribution and must pursue the Recapitalization.  Absent obtaining the Capital Contribution and upon the effectiveness of the Recapitalization, the Subordinated Noteholder Claims (as defined in the Recapitalization Support Agreement) would be exchanged for 95% of the new equity interests in the reorganized

Company, subject to dilution pursuant to a management incentive plan and new warrants as set forth in the Recapitalization Term Sheet, with existing equity holders receiving 5% of the new equity interests.

We performed an interim impairment test for goodwill and indefinite-lived intangible assets. We completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeds its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. We, with the assistance of an independent valuation firm, have begun the second step of the impairment test and expect the resulting valuation report to be completed on or before September 30, 2014. However, because an impairment loss is probable and can be reasonably estimated, we have, in accordance with ASC 350, recorded a preliminary estimated non-cash impairment charge of approximately $182.0 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014. During the third quarter of 2012 we recognized goodwill impairment of approximately $69.9 million as a result of the final rule issued on the Physician Fee Schedule for 2013 by CMS on November 1, 2012, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers as well as the changes in treatment patterns and volumes in prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. During the fourth quarter of 2012 we incurred an impairment loss of approximately $11.1 million. Approximately $10.8 million relating to goodwill impairment in certain of our reporting units and approximately $0.1 million related to the impairment of certain leasehold improvements in the Delmarva Peninsula local market and approximately $0.2 million related to a consolidated joint venture in the Central Maryland local market. There was no goodwill impairment recorded for the year ended December 31, 2013.

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

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2012 and six months ended June 30, 2013, we determined that the valuation allowance was approximately $82.3 million, consisting of $70.3 million against federal deferred tax assets and $12.0 million against state deferred tax assets. This represented an increase of $36.8 million. For the year ended December 31, 2013, we determined that the valuation allowance should be $97.4 million, consisting of $87.5 million against federal deferred tax assets and $9.9 million against state deferred tax assets. This represents an increase of $15.1 million in valuation allowance. For the six months ended June 30, 2014, we determined that the valuation allowance should be $96.8 million consisting of $86.9 against federal deferred assets and $9.9 against state deferred tax assets.  This represents a decrease of $0.6 million.

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

During the second quarter of 2014, we reached a favorable settlement with the US Internal Revenue Service related to the interest and penalties assessed during the 2007 and 2008 tax audit.  As a result, we released $1.3 million of the $2.2 million previously recorded reserves.   During the third quarter of 2013, we closed the federal income tax audit related to calendar year 2009 with no material adjustments. We closed the New York State audit for tax years 2006 through 2008 with a favorable result during the first quarter of 2013.

New Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740):Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which amends ASC 740 to clarify balance sheet presentation requirements of unrecognized tax benefits. ASU 2013-11 was effective for us on January 1, 2014. We adopted ASC 740 and reclassified approximately $1.2 million of unrecognized tax benefits from income taxes payable to other long term liabilities.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU

2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The accounting update is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are currently evaluating the potential impact of this guidance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are currently evaluating the potential impact of this guidance, which will be effective beginning January 1, 2017.

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

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of June 30, 2014, we have interest rate exposure on $169.5 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $1.7 million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, to allow for timely decisions regarding required disclosure. On August 25, 2014, Bryan J. Carey resigned as the President, Chief Financial Officer and Vice Chairman of the Company and from the offices and directorships he held with the Company’s subsidiaries.  We have appointed David Beckman as Interim Chief Financial Officer, to serve in that role until a permanent Chief Financial Officer is appointed.  During this time, Joseph Biscardi, the Company’s Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer, will serve as the Company’s principal financial officer.  Mr. Beckman will be assisted in his role by individuals with significant tenure at 21C, including Richard Lewis, Chief Financial Officer-US Operations (8 years), Mr. Biscardi (17 years), and Frank G. English IV, Vice President-International Finance and Treasurer (3 years). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

As of June 30, 2014, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses that we identified in March 2014 related to management’s identification of and accounting for a loss contingency and related disclosure as of December 31, 2013.

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

On February 18, 2014, we were served with subpoenas from the Office of Inspector General of the Department of Health & Human Services acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain of our employed physicians and performed by us.  We have recorded a liability of approximately $5.0 million that is included in accrued expenses in our condensed consolidated balance sheet as of December 31, 2013 and June 30, 2014.  The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by us, our review of qualitative and quantitative factors, and our assessment of potential outcomes under different scenarios used to assess our exposure which may be used to determine a potential settlement should we decide not to litigate.  Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, our exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled.  Our estimate of the high-end of the range of exposure is $10.0 million.

Based on reviews performed to date, we do not believe that we or our physicians knowingly submitted false claims in violation of applicable Medicare statutory or regulatory requirements. We are cooperating fully with the subpoena requests. We believe we have a meritorious position and will vigorously defend any claim that may be asserted against us.

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision.  We have also added two new risk factors which are the fourth and fifth risk factors set below regarding our planned recapitalization. The other specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of June 30, 2014.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 47.7%, 45.3%, 44.6% and 43.1% of our U.S. net patient service revenue for the years ended December 31, 2011, 2012 and 2013 and for the six months ended June 30, 2014, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid patients, equaling approximately 2.8%, 2.7%, and 2.7% for the years ended December 31, 2011, 2012 and 2013, respectively. In addition, Medicare Advantage represents approximately 13% of our 2013 U.S. net patient service revenue. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. Following a public comment period, the Centers for Medicare & Medicaid Services (“CMS”) can change these schedules annually and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

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

In the proposed Medicare 2015 Physician Fee Schedule, CMS proposed to reduce payments for radiation oncology by 4% overall.  This reduction relates primarily to a proposal to remove the radiation treatment vault as a direct cost input for radiation treatment delivery codes.  Because the proposal only applies to freestanding settings, the cut to freestanding centers would likely be closer to 5%, while hospital based radiation oncologists would receive an increase in payment under the proposal.

Medicare reimbursement rates for all procedures under Medicare ultimately are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the SGR.  For the last several years, the SGR policy has threatened significant cuts to the CF, although Congress has consistently delayed those cuts.  On December 26, 2013, the President signed into law the Pathway for SGR Reform Act of 2013, which prevented the scheduled SGR payment reduction for physicians from taking effect on January 1, 2014.  Instead, the Pathway for SGR Reform Act provided for a 0.5 percent update (to $35.8228) for such services through March 31, 2014.  On April 1, 2014, the President signed H.R. 4302, the Protecting Access to Medicare Act of 2014 which extended the $35.8228 conversion factor through 2014 and also provided for a zero percent update through March 31, 2015.  If future SGR reductions are not suspended, and if a permanent “doc fix” is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at more than 20%) will take effect on April 1, 2015. Due to budget neutrality requirements from certain policies in the proposed Medicare 2015 Physician Fee Schedule, the 2015 conversion factor would be slightly adjusted to $35.7977, assuming no SGR cuts and if the rule is finalized as proposed.

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

We have $1.1 billion of total debt outstanding as of June 30, 2014. Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

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

In the event that we are unable to complete our planned recapitalization or timely secure alternative debt or equity financing, there is material doubt that we can generate sufficient cash to support our ongoing operations and continue as a going concern.

We have experienced and continue to experience losses from operations. We reported a net loss of approximately $78.2 million, $151.1 million, and $349.9 million for the years ended December 31, 2013, 2012, and 2011, respectively, and $233.8 million and $38.9 million for the six month periods ended June 30, 2014 and 2013, respectively. Working capital was $9.1 million at December 31, 2013 and declined to a working capital deficit of $(20.2) million at June 30, 2014. As a result of our high level of debt and significant working capital deficit at June 30, 2014, our ability to continue as a going concern is dependent on obtaining additional capital, restructuring our indebtedness, and, ultimately, achieving profitable operations.

As we began to experience some liquidity issues after terminating our previously planned initial public offering, we began to have discussions with an ad hoc group of holders of our outstanding notes. On July 29, 2014, we, and each of our direct and indirect wholly-owned subsidiaries entered into the Recapitalization Support Agreement with Vestar and the holders or managers of 72% of the aggregate principal amount of the indebtedness we incurred under the Subordinated Notes Indenture.  The Recapitalization Support Agreement sets forth the terms through which the we expect to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 or (b) consummate a recapitalization consistent with the material terms and conditions described in the Recapitalization Term Sheet attached to the Recapitalization Support Agreement.

In the event we are unable to complete our planned recapitalization as outlined in the Recapitalization Support Agreement, we will need to identify alternative options to address our current and prospective credit situation, such as alternative debt or equity financing, a sale of the Company or other strategic transaction, or a transformative transaction, such as a possible restructuring or reorganization of the Company’s operations which could include filing for bankruptcy protection, and our business, financial condition and results of operations could be materially adversely affected.  In the event that we are unable to complete our planned recapitalization or timely obtain other debt or equity financing, there is material doubt that we can generate sufficient cash to support our ongoing operations and continue as a going concern.  In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

In the event that we consummate a recapitalization consistent with the terms and conditions described in the Recapitalization Term Sheet or an alternative equity financing transaction, the holders of our Senior Subordinated Notes or new equity investors would likely hold a substantial majority or significant percentage of our voting equity securities and may be able to significantly influence or control our decisions.

In accordance with the terms of the Recapitalization Support Agreement, if we do not obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014, we expect to undertake a recapitalization consistent with the material terms and conditions described in the Recapitalization Term Sheet. In the event that we consummate such a recapitalization, it is expected that the holders of our Senior Subordinated Notes that participate in the contemplated exchange offer would receive a substantial majority of our outstanding common stock.  Additionally, in the event of an equity investment by a third party or parties of not less than $150 million such new equity holder(s) would likely own a significant percentage of our outstanding voting equity.  In either event, certain holders may hold significant percentages of our common stock, including potentially one holder owning a majority if there is a single investor, and thereby be able to significantly influence or effectively control our decisions, including, without limitation, decisions relating to the election of directors to our board of directors, mergers and other business combination transactions, material acquisitions and dispositions, the incurrence of indebtedness and the issuance of equity securities, and other corporate matters.  The interests of these holders may not be aligned with your interests.

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

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Local Exchange Market (“Mercado Unico Libre de Cambios”, or “MULC”), which is the only market where exchange transactions may be lawfully made.

During January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. As of June 30, 2014, the Argentinean Peso exchange rate was $8.13 per U.S. dollar.

Our international subsidiaries accounted for $45.5 million and $43.1 million or 9.1% and 12.3%, of our total revenues for the six months ended June 30, 2014 and 2013, respectively.

Latin America, including Argentina, has experienced adverse economic conditions.

Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Currently, as a consequence of adverse economic conditions in global markets and diminishing commodity prices, many of the economies of Latin American countries have slowed their rates of growth, and some have entered mild recessions. The duration and severity of this slowdown is hard to predict and could adversely affect our business, financial condition, and results of operations. Additionally, certain countries have experienced or are currently experiencing severe economic crises, including Argentina, which may still have future effects.

During 2001 and 2002, Argentina went through a period of severe political, economic and social crisis. Among other consequences, the crisis resulted in the Argentine government defaulting on its foreign debt obligations, introducing emergency measures and numerous changes in economic policies that affected utilities and many other sectors of the economy, and suffering a significant real devaluation of the peso, which in turn caused numerous Argentine private sector debtors with foreign currency exposure to default on their outstanding debt.

In the first half of 2005, Argentina restructured part of the sovereign debt it defaulted; however, a number of creditors refused to approve the restructuring and litigation brought by these holdout creditors ensued. This litigation initiated by these holdout creditors has persisted to this day. On June 16, 2014, the U.S. Supreme Court rejected an Argentine appeal and decided to leave in place a lower court ruling in favor on the holdout creditors, which held that the Argentine government is prohibited from making payments on its restructured debt unless it also pays the holdout creditors, who have previously refused to accept its debt restructuring offers, the amount owed to them.

In July 2014, Argentina and the holdout creditors failed to reach an agreement on the restructuring of this debt. As a result, the Argentine government was prohibited from making certain bond payments. The full consequences of this on Argentina’s political and economic landscape, and on the Company, are still unclear. We cannot provide any assurance that inflation, fluctuations in the value of the peso, the implementation of additional foreign currency restrictions and/or other future economic, social and political developments in Argentina resulting from this current Argentine sovereign debt crisis or the difficult economic conditions that current exist in Argentina, over which we have no control, will not adversely affect our business, financial condition or results of operations, including our ability to pay our debts at maturity.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(a)     On August 25, 2014, Bryan J. Carey resigned as the President, Chief Financial Officer and Vice Chairman of the Company, as a member of the Company’s board of directors, and from the offices and directorships he held with the Company’s subsidiaries. His resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On August 25, 2014, David Beckman was appointed Interim Chief Financial Officer of the Company. Since 2002, Mr. Beckman has served as a Senior Managing Director with FTI Consulting, Inc., a global business advisory firm. Prior to FTI Consulting, Mr. Beckman was a partner in the U.S. division of PricewaterhouseCoopers’ Business Recovery Services practice. Mr. Beckman was with PricewaterhouseCoopers from 1985 to 2002. Mr. Beckman completed an M.S., A.B.T. in mineral economics and a B.S. in chemical and petroleum refining engineering from the Colorado School of Mines. Mr. Beckman is expected to serve in this capacity until the Company appoints a permanent Chief Financial Officer. During this time, Joseph Biscardi, the Company’s Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer, will serve as the Company’s principal financial officer. Mr. Beckman will be assisted in his role by individuals with significant tenure at 21C, including Richard Lewis, Chief Financial Officer-US Operations (8 years), Mr. Biscardi (17 years), and Frank G. English IV, Vice President-International Finance and Treasurer (3 years).

In addition, on August 25, 2014, Brian F. Cassady was appointed as a member of the Company’s board of directors. Since 2007, Mr. Cassady has been employed as Managing Director with Black Management Advisors, where he is responsible for managing the operational turnarounds of portfolio companies acquired by that firm as well as portfolio companies acquired by other distressed investment firms. As part of his duties, Mr. Cassady has served in various executive positions for portfolio companies of Black Management Advisors, including as Chief Executive Officer and Director of Fansteel, Inc., since September, 2011, during which time he has overseen the operational restructuring of Fansteel. From 2002 to 2007, Mr. Cassady served as a Director with AlixPartners, advising clients and serving as an interim executive in financial restructurings and operational turnarounds. Mr. Cassady holds an M.B.A. from the Harvard Business School and a B.S. in business administration from Indiana University. Mr. Cassady’s extensive experience with operational turnarounds of companies and his financial experience led to the conclusion that Mr. Cassady should serve as a director of the Company.

(b)             None.

Item 6.      Exhibits.

Exhibit Number	Description

10.1

First Amendment to Credit Agreement, dated as of July 22, 2014, by and among 21C East Florida, LLC, South Florida Radiation Oncology Coconut Creek, LLC, the several lenders and other financial institutions or entities from time to time parties thereto and Cortland Capital Market Services LLC.

10.2

Credit and Guaranty Agreement, dated July 28, 2014, by and among Medical Developers, LLC, certain of its subsidiaries and affiliates, including 21st Century Oncology Holdings, Inc., the various lenders parties thereto and Cortland as administrative agent and collateral agent.

10.3

Recapitalization Support Agreement, dated July 29, 2014, by and among 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc. the other subsidiaries party thereto, Vestar Capital Partners and the other noteholders party thereto.

10.4

Addendum to Administrative Services Agreement, dated as of July 1, 2014, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A.

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

101

The following financial information from 21st Century Oncology Holdings, Inc. Quarterly Report on Form 10-Q for the period June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2014 and December 31, 2013 (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013 (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (iv) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Date: August 28, 2014
	By:	/s/ JOSEPH BISCARDI
Joseph Biscardi
SVP, Assistant Treasurer,
Controller and Chief Accounting Officer