Form 10-Q
period 2014-09-30
21st Century Oncology Holdings, Inc.
filed 2015-02-05
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014.

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

As of February 1, 2015, we had outstanding 1,028 shares of Common Stock, par value $0.01 per share, which are 100% owned by 21st Century Oncology Investments, LLC.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents ($6,715 and $4,414 related to VIEs)	$160,721	$17,462
Restricted cash	7,239	3,768
Accounts receivable, net ($17,770 and $14,527 related to VIEs)	139,316	117,044
Prepaid expenses ($591 and $628 related to VIEs)	8,516	7,577
Inventories ($396 and $609 related to VIEs)	4,596	4,393
Deferred income taxes ($6 and $6 related to VIEs)	108	375
Other ($689 and $47 related to VIEs)	8,337	12,534
Total current assets	328,833	163,153
Equity investments in joint ventures	1,596	2,555
Property and equipment, net ($19,965 and $17,786 related to VIEs)	274,655	240,371
Real estate subject to finance obligation	17,743	19,239
Goodwill ($47,372 and $23,970 related to VIEs)	442,293	578,013
Intangible assets, net ($11,781 and $3,319 related to VIEs)	83,727	85,025
Other assets ($6,188 and $6,035 related to VIEs)	35,468	39,835
Total assets	$1,184,315	$1,128,191
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($3,247 and $1,469 related to VIEs)	$86,133	$57,613
Accrued expenses ($3,804 and $4,692 related to VIEs)	97,459	64,021
Income taxes payable ($0 and $90 related to VIEs)	730	2,372
Current portion of long-term debt ($14 and $13 related to VIEs)	25,950	17,536
Current portion of finance obligation	361	317
Other current liabilities	12,018	12,237
Total current liabilities	222,651	154,096
Long-term debt, less current portion ($5,015 and $25 related to VIEs)	942,963	974,130
Finance obligation, less current portion	18,468	20,333
Embedded derivative features of Series A convertible redeemable preferred stock	15,006	—
Other long-term liabilities ($2,341 and $1,918 related to VIEs)	45,505	38,453
Deferred income taxes	4,609	4,498
Total liabilities	1,249,202	1,191,510
Series A convertible redeemable preferred stock, $0.001 par value, $1,000 stated value, 3,500,000 and -0- authorized, 385,000 and -0- issued and outstanding at September 30, 2014 and December 31, 2013, respectively	304,271	—
Noncontrolling interests - redeemable	45,987	15,899

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 and 1,028 shares authorized at September 30, 2014 and December 31, 2013, respectively, 1,028 issued and outstanding	—	—
Additional paid-in capital	649,993	650,879
Retained deficit	(1,043,319)	(718,237)
Accumulated other comprehensive loss, net of tax	(37,901)	(26,393)
Total 21st Century Oncology Holdings, Inc. shareholder’s deficit	(431,227)	(93,751)
Noncontrolling interests - nonredeemable	16,082	14,533
Total deficit	(415,145)	(79,218)
Total liabilities and equity	$1,184,315	$1,128,191

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands):	2014	2013	2014	2013
Revenues:
Net patient service revenue	$238,403	$178,655	$698,261	$526,475
Management fees	16,762	—	50,215	—
Other revenue	2,453	2,385	8,437	6,651
Total revenues	257,618	181,040	756,913	533,126

Expenses:
Salaries and benefits	134,599	98,032	396,311	293,972
Medical supplies	24,771	15,917	71,007	46,166
Facility rent expenses	14,867	11,427	47,529	32,285
Other operating expenses	15,558	11,882	46,035	33,155
General and administrative expenses	37,811	24,936	101,985	68,832
Depreciation and amortization	22,388	16,059	65,272	46,550
Provision for doubtful accounts	5,621	3,767	13,345	8,857
Interest expense, net	30,233	21,952	87,659	62,369
Impairment loss	47,526	—	229,526	—
Early extinguishment of debt	8,558	—	8,558	—
Equity initial public offering expenses	742	—	4,905	—
Loss on sale leaseback transaction	—	—	135	—
Fair value adjustment of earn-out liability	209	—	612	—
Gain on the sale of an interest in a joint venture	—	—	—	(1,460)
Loss on foreign currency transactions	210	364	317	1,166
Loss (gain) on foreign currency derivative contracts	—	67	(4)	309
Total expenses	343,093	204,403	1,073,192	592,201

Loss before income taxes	(85,475)	(23,363)	(316,279)	(59,075)
Income tax expense	1,173	1,699	4,213	4,849
Net loss	(86,648)	(25,062)	(320,492)	(63,924)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(729)	(347)	(4,590)	(1,365)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(87,377)	(25,409)	(325,082)	(65,289)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(1,990)	(4,228)	(12,596)	(9,817)

Other comprehensive loss	(1,990)	(4,228)	(12,596)	(9,817)

Comprehensive loss	(88,638)	(29,290)	(333,088)	(73,741)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	(512)	(25)	(3,502)	(516)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(89,150)	$(29,315)	$(336,590)	$(74,257)

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands):	2014	2013
Cash flows from operating activities
Net loss	$(320,492)	$(63,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	54,003	40,062
Amortization	11,269	6,488
Deferred rent expense	477	636
Deferred income taxes	638	(1,989)
Stock-based compensation	99	481
Provision for doubtful accounts	13,345	8,857
Loss on the sale/disposal of property and equipment	256	212
Loss on sale leaseback transaction	135	—
Impairment loss	229,526	—
Early extinguishment of debt	8,558	—
Equity initial public offering expenses	4,905	—
Gain on the sale of an interest in a joint venture	—	(1,460)
Loss on foreign currency transactions	105	137
(Gain) loss on foreign currency derivative contracts	(4)	309
Fair value adjustment of earn-out liability	612	—
Amortization of debt discount	2,035	703
Amortization of loan costs	4,821	4,128
Equity interest in net loss of joint ventures	161	425
Distribution received from unconsolidated joint ventures	168	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(31,317)	(25,578)
Income taxes payable	(933)	343
Inventories	(195)	(591)
Prepaid expenses	2,747	194
Accounts payable and other current liabilities	12,320	12,591
Accrued deferred compensation	1,059	1,019
Accrued expenses / other current liabilities	17,392	19,519
Net cash provided by operating activities	11,690	2,562
Cash flows from investing activities
Purchase of property and equipment	(44,269)	(25,109)
Acquisition of medical practices	(50,121)	(24,250)
Restricted cash associated with medical practice acquisitions	(3,471)	(5,002)
Proceeds from the sale of equity interest in a joint venture	—	1,460
Proceeds from the sale of property and equipment	91	64
Loans to employees	(871)	(559)
Contribution of capital to joint venture entities	(620)	(542)
Purchase of noncontrolling interest - non-redeemable	—	(1,509)
Proceeds (payment) of foreign currency derivative contracts	26	(171)
Premiums on life insurance policies	(851)	(901)
Change in other assets and other liabilities	(256)	(53)
Net cash used in investing activities	(100,342)	(56,572)
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $3.4 million and $2.3 million, respectively)	164,556	207,650
Principal repayments of debt	(250,208)	(133,917)
Repayments of finance obligation	(167)	(142)
Proceeds from issuance of Series A convertible redeemable preferred stock	325,000
Proceeds from issuance of noncontrolling interest	1,250	—
Proceeds from noncontrolling interest holders - redeemable and non-redeemable	229	765
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(2,050)	(1,896)
Payments of costs for equity securities offering	(4,220)	—
Payments of loan costs	(2,437)	(1,359)
Net cash provided by financing activities	231,953	71,101
Effect of exchange rate changes on cash and cash equivalents	(42)	(32)
Net increase in cash and cash equivalents	143,259	17,059
Cash and cash equivalents, beginning of period	17,462	15,410
Cash and cash equivalents, end of period	$160,721	$32,469

continued

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine Months Ended September 30,
(in thousands):	2014	2013
Supplemental disclosure of non-cash transactions
Finance obligation related to real estate projects	$2,465	$5,337
Derecognition of finance obligation related to real estate projects	$4,119	$—
Capital lease obligations related to the purchase of equipment	$7,069	$79
Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$12,486	$—
Issuance of notes payable relating to the acquisition of medical practices	$2,000	$2,097
Liability relating to the escrow debt and purchase price of medical practices	$2,970	$—
Capital lease obligations related to the acquisition of medical practices	$47,796	$8,748
Earn-out accrual related to the acquisition of medical practices	$1,003	$400
Amounts payable to sellers in the purchase of a medical practice	$295	$—
Incurred offering costs	$685	$—
Issuance costs related to the Series A convertible redeemable preferred stock	$6,792	$—
Noncash dividend declared to noncontrolling interest	$246	$140
Accrued dividends on Series A convertible redeemable preferred stock	$982	$—
Accretion of redemption value on Series A convertible redeemable preferred stock	$87	$—
Noncash deconsolidation of noncontrolling interest	$—	$9
Noncash contribution of capital by noncontrolling interest holders	$—	$4,235
Termination of prepaid services by noncontrolling interest holder	$—	$2,551
Issuance of notes payable relating to the earn-out liability in the acquisition of Medical Developers	$—	$2,679
Issuance of equity LLC units relating to the earn-out liability in the acquisition of Medical Developers	$—	$705

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

The Company operates the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of September 30, 2014, was comprised of approximately 794 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. The Company’s physicians provide medical services at approximately 391 locations, including our 178 radiation therapy centers, of which 48 operate in partnership with health systems. The Company’s cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 16 states. The Company’s 35 international treatment centers in six Latin American markets are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals.

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

On December 9, 2013, Radiation Therapy Services, Inc., a wholly owned subsidiary of Parent, changed its name to 21st Century Oncology, Inc. (“21C”)

2.  Liquidity

The Company is highly leveraged. As of September 30, 2014, the Company had approximately $1.0 billion of long-term debt outstanding.  The Company has experienced and continues to experience losses from its operations. The Company reported a net loss of approximately $78.2 million, $151.1 million and $349.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, and $320.5 million and $63.9 million for the nine month periods ended September 30, 2014 and 2013, respectively.

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

The Company’s ability to make scheduled payments and to refinance its indebtedness depends on, and is subject to, its financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond the Company’s control, including the availability of financing in the international banking and capital markets.

                                    As discussed in Note 15, the Company is involved in disputes, litigation, and regulatory matters incidental to its operations, including governmental investigations and other matters arising out of the normal conduct of business.  The resolution of these matters could have a material adverse effect on the Company’s business and financial position.

On July 29, 2014, the Company, and each of its direct and indirect wholly-owned subsidiaries entered into a Recapitalization Support Agreement (the “Recapitalization Support Agreement”). The Recapitalization Support Agreement set forth the terms through which the Company expected to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 (the “Capital Contribution”) or (b) consummate a recapitalization (the “Recapitalization”) consistent with the material terms and conditions described in the term sheet (the “Recapitalization Term Sheet”) attached to the Recapitalization Support Agreement.

On September 26, 2014, the Company issued to Canada Pension Plan Investment Board (“CPPIB”), in a private placement, an aggregate of 385,000 newly issued shares of its Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), for a purchase price of $325.0 million.

This equity investment provides the Company with substantial incremental liquidity, significantly reduces its debt, and provides the necessary long-term capital to continue to grow its business.  As further described in Note 14, a portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under the Company’s revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.  As a result of this investment, the Recapitalization Support Agreement that the Company entered into in July was terminated in accordance with its terms, and the Company’s senior subordinated notes will remain outstanding and unmodified.

3.   Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

In accordance with ASC 810, the Company consolidates certain radiation oncology practices where the Company provides administrative services pursuant to long-term management agreements. The noncontrolling interests in these entities represent the interests of the physician owners of the oncology practices in the equity and results of operations of these consolidated entities. The Company, through its variable interests in these practices, has the power to direct the activities of these practices that most significantly impact the entity’s economic performance and the Company would absorb a majority of the expected losses of these practices should they occur. Based on these determinations, the Company has consolidated these radiation oncology practices in its condensed consolidated financial statements for all periods presented.

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

As of September 30, 2014 and December 31, 2013, the combined total assets included in the Company’s condensed consolidated balance sheet relating to the VIEs were approximately $111.5 million and $71.3 million, respectively.

As of September 30, 2014, the Company was the primary beneficiary of, and therefore consolidated, 27 VIEs, which operate 46 centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the nine months ended September 30, 2014 and 2013 approximately 15.0% and 18.6% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative management agreements.

As of September 30, 2014, the Company also held equity interests in six VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $1.6 million and $2.6 million at September 30, 2014 and December 31, 2013, respectively, with ownership interests ranging between 33.3% and 50.1% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

The cost of revenues for the three months ended September 30, 2014 and 2013 are approximately $185.1 million and $130.3 million, respectively. The cost of revenues for the nine months ended September 30, 2014 and 2013 are approximately $544.9 million and $381.7 million, respectively. The cost of revenues includes costs related to expenses incurred for the delivery of patient care.  These costs include salaries and benefits of physician, physicists, dosimetrists radiation technicians etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

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

During January 2014, the Argentinean peso exchange rate against the U.S. Dollar increased by approximately 23%, from 6.52 Argentinean Pesos per U.S. Dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. Dollar. As of September 30, 2014, the Argentinean Peso exchange rate was 8.48 Argentine Pesos per U.S. Dollar.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

For purposes of determining the compensation expense associated with the 2012 equity-based incentive plan grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the probability-weighted expected return method (“PWERM”) to determine the fair value of these units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company’s ability to achieve certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit. Management considers an initial public offering of the Company’s stock to be one of the exit scenarios for the current shareholders, although sale or merger/acquisition are possible future exit options as well. For the scenarios the enterprise value at exit was estimated based on a multiple of the Company’s earnings before interest, taxes, depreciation and amortization EBITDA for the fiscal year preceding the exit date. The enterprise value for the Staying Private Scenario was estimated based on a discounted cash flow analysis as well as guideline company market approach. The guideline companies were publicly-traded companies that were deemed comparable to the Company. The discount rate analysis also leveraged market data of the same guideline companies.

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

The estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company’s condensed consolidated financial statements over the requisite service period and in accordance with the vesting conditions of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if met or probable of being met. The assumed forfeiture rate is based on an average historical forfeiture rate.

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

The Company recorded approximately $28,000 and $136,000 of stock-based compensation for the three months ended September 30, 2014 and 2013, respectively, and $99,000 and $481,000 for the nine months ended September 30, 2014 and 2013, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss.

The summary of activity under the 2012 and 2013 Plans is presented below:

2012 and 2013 Plans	Class MEP Units Outstanding	Weighted- Average Grant Date Fair Value	Class M Units Outstanding	Weighted- Average Grant Date Fair Value	Class O Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2013	73,624	$2.24	100,000	$58.37	100,000	$0.47
Units granted	—	—	—	—	—	—
Units forfeited	—	—	(15,000)	58.37	(14,000)	0.47
Units vested	(29,698)	2.68	—	—	—	—
Nonvested balance at end of period September 30, 2014	43,926	$1.94	85,000	$58.37	86,000	$0.47

As of September 30, 2014, there was approximately $0.2 million of total unrecognized compensation expense related to the MEP Units. These costs are expected to be recognized over a weighted-average period of 1.27 years for MEP Units.

As of September 30, 2014, there was approximately $3.8 million, and $39,000 of total unrecognized compensation expense related to the M Units, and O Units, respectively. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company’s common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units.

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

As of September 30, 2014, there was approximately $8.9 million total unrecognized compensation expense related to the Executive Bonus Plan. The Executive Bonus Plan compensation will be recognized upon the sale of the Company or an initial public offering.

Grant of Class N Units

In December, 2013, 10 class N units were granted to an employee.  50% of the Class N Units vest upon the sale of the Company or an initial public offering. The remaining 50% is amortized over five years subsequent to an initial public offering. As of September 30, 2014, there was approximately $6,000 total unrecognized compensation expense related to the Class N Units.

Grant of Class G Units

In May, 2014, 10 class G units were granted to an employee.  100% of the Class G Units vest upon the sale of the Company or an initial public offering. As of September 30, 2014, there was approximately $1.5 million total unrecognized compensation expense related to the Class G Units.

5.  Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive loss is composed of the Company’s foreign currency translation of its operations in Latin America, Central America and the Caribbean. The impact of the unrealized loss increased accumulated other comprehensive loss on a consolidated basis by approximately $11.5 million and $9.0 million for the nine months ended September 30, 2014 and 2013, respectively. There were no reclassifications from other comprehensive income into earnings for the periods presented.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Accumulated Other Comprehensive Loss
Quarter to date (in thousands):	21st Century Oncology Holdings, Inc. Shareholder	Noncontrolling Interests	Other Comprehensive Loss
As of June 30, 2014	$(36,128)	$(3,511)	$(10,606)
Foreign Currency Translation Adjustments	(1,773)	(217)	(1,990)
As of September 30, 2014	$(37,901)	$(3,728)	$(12,596)

	Accumulated Other Comprehensive Loss
Year to date (in thousands):	21st Century Oncology Holdings, Inc. Shareholder	Noncontrolling Interests	Other Comprehensive Loss
As of December 31, 2013	$(26,393)	$(2,640)
Foreign Currency Translation Adjustments	(11,508)	(1,088)	$(12,596)
As of September 30, 2014	$(37,901)	$(3,728)	$(12,596)

6.   Redeemable preferred stock

On September 26, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with CPPIB. Pursuant to the Subscription Agreement, the Company issued to CPPIB an aggregate of 385,000 newly issued shares of its Series A Preferred Stock, par value $0.001 per share, stated value $1,000 per share, for a purchase price of $325.0 million.

As set forth in the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”), holders of Series A Preferred Stock are entitled to receive, as and if declared by the board of directors of the Company, dividends at an applicable rate per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year.  During the first three years after issuance, any dividends when and if declared, shall be paid by the Company in the form of additional shares of Series A Preferred Stock.  During the first twelve months after issuance, the applicable dividend rate on the Series A Preferred Stock shall be 9.875%, thereafter increasing on a periodic basis, as set forth in the Certificate of Designations.  Such dividends accrue daily, whether or not declared by the board of directors of the Company.  After the third anniversary of issuance and only if the Company’s outstanding 9 7/8% senior subordinated notes due 2017 are repaid in full, or upon certain other events of default, dividends shall be paid in cash upon the election of a majority of the holders of Series A Preferred Stock (the “Majority Preferred Holders”).

The Series A Preferred Stock is mandatorily convertible into common stock, par value $0.01 per share (the “Common Stock”) of the Company upon the occurrence of a qualifying initial public offering of the Company or a qualifying merger.  In the case of a qualifying initial public offer, the conversion price is the initial public offering price of the qualifying initial public offer.  In the case of a qualifying merger, the conversion price is the price per share of Common Stock pursuant to the qualifying merger. The Series A Preferred Stock also becomes convertible on the tenth anniversary of issuance at the option of either the Company or CPPIB. Absent a qualifying initial public offering or qualifying merger, the conversion price shall be determined upon appraisal. If upon conversion, the Series A Preferred Stock converted to Common Stock represents greater than 29% of the Company’s outstanding Common Stock (“Excess Common Stock”), CPPIB has the option to convert amounts in excess of 29% to newly issued preferred stock (the “Excess Preferred Stock”). Holders of the Excess Preferred Stock are entitled to receive dividends, payable in additional shares of Excess Preferred Stock at 12% per annum. The Excess Preferred Stock becomes mandatorily convertible upon the 15th anniversary of issuance and may be redeemed by the Company at any time at 100% of its stated value. If CPPIB does not elect to receive Excess Preferred Stock, the Company is required to issue a new Class B common stock that will be exchanged for the Excess Common Stock. As long as CPPIB holds the Class B common stock, CPPIB is not entitled to voting rights with respect to the election or removal of directors.

Holders of Series A Preferred Stock also have, among other rights, the right to require the Company to repurchase their shares upon the occurrence of certain events of default and certain change of control transactions, at the prices set forth in the Certificate of Designations.  In addition, the Certificate of Designations also provides for certain consent rights of the Majority Preferred Holders in connection with specified corporate events of 21CI or its subsidiaries, including, among other things, with respect to certain equity issuances and certain acquisitions, financing transactions and asset sale transactions.  Upon certain events of default and the obtaining of applicable anti-trust regulatory approvals, holders of Series A Preferred Stock are also entitled to vote together with holders of Common Stock, on an as-converted basis. In addition, the Series A Preferred Stock is senior in preference to the Company’s Common Stock with respect to dividend rights, rights upon liquidation, winding up or dissolution.

Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of a qualifying initial public offering of the Company or a qualifying merger, the Company will execute and deliver to CPPIB a Warrant Agreement (the “Warrant Agreement”) and issue to CPPIB warrants to purchase shares of Common Stock having a then-current value of $30 million, at a purchase price of $0.01 per share.  The warrants expire on the tenth anniversary of the date of issuance. The Company evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to Common Stock and issuance of warrants and determined those contingent conversion features to qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. The estimated fair value measurement was developed using significant unobservable inputs (Level 3). The primary valuation technique used was comparing the difference between the present value of discounted cash flows, assuming no triggering events occur and the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management’s estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. The Company determined the fair value of the embedded derivative to be, and recorded approximately $15.0 million as of September 30, 2014.

The Company is accreting changes to the Series A Preferred Stock redemption value through the tenth anniversary of issuance utilizing the interest method. If the Series A Preferred Stock were redeemable as of the balance sheet date, the Series A Preferred Stock would be redeemable at its stated value plus accrued dividends.

Changes to the Series A Preferred Stock are as follows:

Quarter to date (in thousands):
As of June 30, 2014	$—
Issuance of Series A preferred stock, net of discount and issuance costs	318,208
Embedded derivative	(15,006)
Accretion of Series A preferred stock to redemption value	87
Accrued Series A preferred stock dividends	982
As of September 30, 2014	$304,271

Year to date (in thousands):
As of December 31, 2013	$—
Issuance of Series A preferred stock, net of discount and issuance costs	318,208
Embedded derivative	(15,006)
Accretion of Series A preferred stock to redemption value	87
Accrued Series A preferred stock dividends	982
As of September 30, 2014	$304,271

7. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s condensed consolidated balance sheets. The noncontrolling interests are not redeemable at September 30, 2014 and December 31, 2013 and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurring at September 30, 2014. Accordingly, the noncontrolling interests are measured at their carrying value at September 30, 2014 and December 31, 2013.

The following table presents changes in total equity for the respective periods:

(in thousands):	21st Century Oncology Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2013	$(93,751)	$14,533	$(79,218)	$15,899
Net (loss) income	(325,082)	1,658	(323,424)	2,932
Other comprehensive loss from foreign currency translation	(11,508)	(1,079)	(12,587)	(9)
Accretion of Series A convertible redeemable preferred stock to redemption value	(87)	—	(87)	—
Accrued Series A convertible redeemable preferred stock dividends	(982)	—	(982)	—
Purchase price fair value of noncontrolling interest - nonredeemable	—	616	616	—
Purchase price fair value of noncontrolling interest - redeemable	—	—	—	28,420
Proceeds from issuance of noncontrolling interest - nonredeemable	84	1,166	1,250	—
Proceeds from noncontrolling interest holders - nonredeemable	—	229	229	—
Stock-based compensation	99	—	99	—
Distributions	—	(1,041)	(1,041)	(1,255)
Balance, September 30, 2014	$(431,227)	$16,082	$(415,145)	$45,987

Balance, December 31, 2012	$2,420	$16,047	$18,467	$11,368
Net (loss) income	(65,289)	1,681	(63,608)	(316)
Other comprehensive loss from foreign currency translation	(8,968)	(827)	(9,795)	(22)
Proceeds from noncontrolling interest holders	—	—	—	765
Deconsolidation of noncontrolling interest	(9)	9	—	—
Stock based compensation	481	—	481	—
Noncash contribution of capital by noncontrolling interest holders	—	—	—	4,235
Issuance of equity LLC units relating to earn-out liability	705	—	705	—
Purchase on noncontrolling interest - non-redeemable	(2,404)	895	(1,509)	—
Termination of prepaid services by noncontrolling interest holder	—	(2,551)	(2,551)	—
Distributions	—	(1,939)	(1,939)	(97)
Balance, September 30, 2013	$(73,064)	$13,315	$(59,749)	$15,933

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

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss (gain) on foreign currency derivative contracts on the condensed consolidated statements of operations and comprehensive loss.  For the nine months ended September 30, 2014 and 2013, the Company recognized a gain of approximately $4,000 and a loss of approximately $0.3 million, respectively relating to the change in fair market value of its foreign currency derivatives.  The fair value of the foreign currency derivative is recorded in other current assets in the accompanying condensed consolidated balance sheet.  At December 31, 2013, the fair value of the foreign currency derivative was approximately $22,000. No foreign currency derivative contract was outstanding at September 30, 2014.

Series A Preferred Stock embedded derivative

The Company’s Series A Preferred Stock contains provisions for contingent events that could trigger the conversion of the Series A Preferred Stock to Common Stock and issuance of warrants to CPPIB. The Company determined those contingent conversion features to qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. The Company evaluates the fair value of those embedded derivatives and adjusts changes in fair value through operating results.

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

In accordance with ASC 820, the fair value of the Term Loan portion of the senior secured credit facility (“Term Facility”), the 9 7/8% Senior Subordinated Notes due 2017, 8 7/8% Senior Secured Second Lien Notes due 2017, and the 11 3/4% Senior Secured Notes due 2017 was based on prices quoted from third-party financial institutions (Level 2). At September 30, 2014, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$90.0 million senior secured credit facility - (Term Facility)	$88,650	$88,526

$380.1 million Senior Subordinated Notes due April 15, 2017	$368,649	$378,224

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$357,875	$349,188

$75.0 million Senior Secured Notes due January 15, 2017	$75,000	$75,000

At December 31, 2013, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$90.0 million senior secured credit facility - (Term Facility)	$88,650	$87,989

$380.1 million Senior Subordinated Notes due April 15, 2017	$328,743	$377,667

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$355,250	$348,926

$75.0 million Senior Secured Notes due January 15, 2017	$78,750	$75,000

As of September 30, 2014 and December 31, 2013, the Company held certain items that are required to be measured at fair value on a recurring basis including foreign currency derivative contracts. Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.  The carrying values of the Company’s long-term debt other than the Term Loan portion of the senior secured credit facility, Senior Subordinated Notes, Senior Secured Second Lien Notes and Senior Secured Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.  There have been no transfers between levels of valuation hierarchies for the nine months ended September 30, 2014 and 2013.

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

No foreign currency derivative contract was outstanding at September 30, 2014.

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

The Company’s effective rate was (1.3)% and (8.2)% for the nine months ended September 30, 2014 and 2013, respectively. The change in the effective rate for the third quarter of 2014 compared to the same period of the year prior is primarily the result of the recording of an impairment against goodwill of the domestic operations during the second and third quarters of 2014, the release of previously recorded reserves related to US federal and state tax issues, the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense in the third quarter of fiscal 2014 is primarily due to the non-US tax expense associated with foreign subsidiaries.

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

The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2011 through 2013 are subject to examination. During the second and third quarters of 2014, the Company reached a favorable settlement with the US Internal Revenue Service related to tax years 2007 and 2008 and various state and local jurisdictions related to tax years 2005 through 2012.  As a result, the Company released approximately $2.1 million of previously recorded reserves. During the third quarter of 2013, the Company closed the federal income tax audit related to calendar year 2009 with no material adjustments. The Company closed the New York State audit for tax years 2006 through 2008 with a favorable result during the first quarter of 2013.

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

On May 25, 2013, the Company acquired the assets of five radiation oncology practices and a urology group located in Lee/Collier counties in Southwest Florida for approximately $28.5 million, comprised of $17.7 million in cash, seller financing note of approximately $2.1 million and assumed capital lease obligations of approximately $8.7 million. The acquisition of the five radiation treatment centers and the urology group further expands the Company’s presence into the Southwest Florida market and builds on its ICC model. The allocation of the purchase price is to tangible assets of $10.4 million, intangible assets including non-compete agreements of $1.9 million amortized over five years, current liabilities of $0.2 million, and goodwill of $16.4 million, which is all deductible for tax purposes. During the quarter ended June 30, 2014, the Company finalized its valuation of assets acquired, primarily working capital. The final valuation resulted in an increase to goodwill of $0.1 million and an increase in current liabilities of $0.1 million. Pro forma results and other expanded disclosures prescribed by ASC 805, Business Combinations, have not been presented as this acquisition is not deemed material.

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

On October 25, 2013, the Company completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from the Company’s senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million included in other long-term liabilities in the condensed consolidated balance sheets, is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions.

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

The allocation of the purchase price was as follows (in thousands):

Preliminary Estimated Acquisition Consideration
Cash	$42,250
11.75% senior secured notes due January 2017	75,000
Assumed capital lease obligations & other notes	2,090
Fair value of contingent earn-out, represented by 11.75% senior secured notes due January 2017 issued into escrow	7,550
Total preliminary estimated acquisition consideration	$126,890

The following table summarizes the allocation of the aggregate purchase price of OnCure, including assumed liabilities (in thousands):

Preliminary Estimated Acquisition Consideration Allocation
Cash and cash equivalents	$307
Accounts receivable	11,011
Inventories	199
Deferred income taxes—asset	4,875
Other currents assets	1,798
Accounts payable	(4,674)
Accrued expenses	(3,540)
Other current liabilities	—
Equity investments in joint ventures	1,625
Property and equipment	22,397
Intangible assets—management services agreements	57,739
Other noncurrent assets	265
Other long—term liabilities	(5,828)
Deferred income taxes—liability	(31,669)
Noncontrolling interest—nonredeemable	(1,299)
Goodwill	73,684
Preliminary estimated acquisition consideration	$126,890

Net identifiable assets include the following intangible assets (in thousands):

Management service agreements	$57,739

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

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $73.7 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company’s U.S. domestic segment. During the nine months ended September 30, 2014, the Company updated its valuation of assets acquired. The updated valuation, combined with the receipt of escrow funds resulted in a decrease in accounts receivable of approximately $1.5 million, increase in property and equipment of $0.3 million, decrease in goodwill of $2.0 million, and an increase in current liabilities of $0.1 million.

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

On January 13, 2014, CarePoint purchased the membership interest in Quantum Care, LLC for approximately $1.9 million. CarePoint offers a comprehensive suite of cancer management solutions to insurers, providers, employers and other entities that are financially responsible for the health of defined populations. With proven capabilities to manage medical, radiation and surgical oncology care across the entire continuum of settings, CarePoint represents a unique offering in the health services marketplace. Advanced technology and third-party administrator services, cost management solutions and a focused oncology-specific clinical model enable CarePoint to improve quality and reduce total oncology cost of care for its clients. CarePoint tailors its solutions to the needs of each customer and provides assistance through full-risk transfer, “a la carte” administrative services only packages or hybrid models. The allocation of the purchase price is to tangible assets of $1.0 million, intangible assets of approximately $0.1 million, goodwill of $1.0 million and current liabilities of $0.2 million.

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

On February 10, 2014, the Company purchased a 65% equity interest in South Florida Radiation Oncology (“SFRO”) for approximately $55.4 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt.

The Company accounted for the acquisition of SFRO under ASC 805, Business Combinations. SFRO’s results of operations are included in the condensed consolidated financial statements for periods ending after February 10, 2014, the acquisition date. Given the date of the acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed which is in process.

The allocation of the preliminary purchase price was as follows (in thousands):

Preliminary Estimated Acquisition Consideration
Cash	$432
Term B Loan (net of original issue discount)	57,300
Seller financing note	2,000
Working capital settlement	(5,333)
Fair value of contingent earn-out	1,003
Total preliminary estimated acquisition consideration	$55,402

The following table summarizes the allocation of the aggregate purchase price of SFRO, including assumed liabilities (in thousands):

Preliminary Estimated Acquisition Consideration Allocation
Accounts receivable	$12,287
Other currents assets	1,370
Current liabilities	(15,567)
Property and equipment	19,748
Intangible assets—(non-compete and tradename)	11,000
Other noncurrent assets	530
Long-term debt	(42,021)
Noncontrolling interest—redeemable	(28,420)
Goodwill	96,475
Preliminary estimated acquisition consideration	$55,402

Net identifiable assets include the following intangible assets (in thousands):

Trade name (1 year life)	$2,000
Non-compete agreement (5 year life)	9,000
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

The weighted-average amortization period for the acquired amortizable intangible assets at the time of the acquisition was approximately 4.8 years. Total amortization expense recognized for these acquired amortizable intangible assets totaled approximately $2.5 million for the nine months ended September 30, 2014.

Estimated future amortization expense for SFRO’s acquired amortizable intangible assets as of the acquisition date is as follows (in thousands):

2014	$3,483
2015	$1,967
2016	$1,800
2017	$1,800
2018	$1,800
Thereafter	$150

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $96.5 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company’s U.S. domestic segment.

During the three and nine months ended September 30, 2014, respectively, the Company recorded $36.8 million and $97.6 million of net patient service revenue and reported a net income of $0.1 million and $1.0 million in connection with the SFRO acquisition.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands):	2013	2014	2013
Pro forma total revenues	$226,541	$767,932	$670,849

Pro forma net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(31,279)	$(325,808)	$(85,980)

On March 26, 2014 the Company purchased a 75% interest in a legal entity that operates a radiation oncology facility in Villa Maria, Argentina for approximately $0.5 million. The allocation of the purchase price is to tangible assets of $0.4 million, intangible assets of $0.2 million, goodwill of $0.6 million, noncontrolling interest-non redeemable of approximately $0.2 million and total liabilities of approximately $0.5 million.

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

On May 5, 2014, the Company purchased the remaining 50% interest it did not already own in an unconsolidated joint venture which operates a freestanding radiation treatment center in Lauderdale Lakes, Florida for approximately $0.5 million. The allocation of the purchase price is to tangible assets of $0.3 million, accounts receivable of $0.4 million, goodwill of $0.2 million and previously held equity interest of approximately $0.4 million.

During 2014, the Company acquired the assets of several physician practices in Florida for approximately $0.3 million. The physician practices provide synergistic clinical services and an ICC service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price to tangible assets is $0.3 million.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective date of the acquisition.

On January 2, 2015, the Company purchased a 80% interest in a legal entity that that operates a radiation oncology facility in Kennewick, Washington for approximately $17.6 million. The acquisition expands the Company’s presence into the state of Washington. The purchase agreement contains a provision for earn out payments, contingent upon achieving certain EBITDA targets measured over three years from the acquisition date. The earn out payments cannot exceed approximately $3.4 million.

On January 6, 2015, the Company acquired the assets of a radiation oncology practice located in Warwick, Rhode Island for approximately $8.0 million. The acquisition further expands the Company’s presence in Rhode Island.

On January 6, 2015, the Company acquired the additional assets of a radiation oncology practice it already manages located in Hollywood, Florida for approximately $0.5 million.

12. Goodwill

As the Company began to experience some liquidity issues after terminating its previously planned initial public offering, it began to have discussions with an ad hoc group of holders of our outstanding notes. On July 29, 2014, the Company entered into a Recapitalization Support Agreement. The Recapitalization Support Agreement set forth the terms through which the Company expected to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 or (b) consummate a Recapitalization consistent with the material terms and conditions described in the Recapitalization Term Sheet attached to the Recapitalization Support Agreement.

The Company performed an interim impairment test for goodwill and indefinite-lived intangible assets. The Company completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeded its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. In accordance with ASC 350, the Company recorded a preliminary estimated non-cash impairment loss of approximately $182 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014. The Company completed the second step of the impairment test and recorded an impairment loss of approximately $46.3 million during the quarter ended September 30, 2014. The estimated fair value measurements were developed using significant unobservable inputs (Level 3).  For goodwill, the primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each reporting unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows.  In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization EBITDA for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies.  For trade name intangible assets, management used the income-based relief-from-royalty valuation method in which fair value is the discounted value of forecasted royalty revenues arising from a trade name using a royalty rate that an independent party would pay for use of that trade name.  Assumptions used by management were similar to those that management believes would be used by market participants performing valuations of these regions. Management’s assumptions were based on analysis of current and expected future economic conditions and the strategic plan for each reporting unit.

In addition to the goodwill impairment losses noted above, the Company recorded an impairment loss of approximately $1.2 million during the third quarter of 2014 related to the Company’s write-off of its 33.6% investment interest in a development stage proton therapy center located in New York (“NY Proton”). As a result of NY Proton’s continued operating losses since its inception in 2010 and the Company’s liquidity issues experienced during the quarter ended June 30, 2014, the Company provided notice to the consortium that it may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, the Company is required to use commercially reasonable efforts to transfer and sell its ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party.

The changes in the carrying amount of goodwill are as follows:

(in thousands):	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance, beginning of period
Goodwill	$1,050,533	$958,379
Accumulated impairment loss *	(472,520)	(472,520)
Net goodwill, beginning of period	578,013	485,859

Goodwill acquired during the period	99,713	99,734
Impairment	(228,279)	—
Adjustments to purchase price allocations	(1,658)	(13)
Foreign currency translation	(5,496)	(7,567)
Balance, end of period
Goodwill	1,143,092	1,050,533
Accumulated impairment loss *	(700,799)	(472,520)
Net goodwill, end of period	$442,293	$578,013

* Accumulated impairment losses incurred relate to the U.S. Domestic reporting segment.

13. Accrued Expenses

Accrued expenses consist of the following:

(in thousands):	September 30, 2014	December 31, 2013
Accrued payroll and payroll related deductions and taxes	$24,562	$23,396
Accrued compensation arrangements	19,206	15,316
Accrued interest	31,150	13,426
Accrued other	22,541	11,883
Total accrued expenses	$97,459	$64,021

14. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
$90.0 million senior secured credit facility — (Term Facility) with interest rates at LIBOR (with a minimum rate of 1.0%) or prime (with a minimum rate of 2.0%) plus applicable margin (6.5% for LIBOR Loans and 5.50% for Base Rate Loans) , secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	$88,526	$87,989

$100.0 million senior secured credit facility — (Revolver Credit Facility) with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	—	50,000

$380.1 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	378,224	377,667

$350.0 million Senior Secured Second Lien Notes due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	349,188	348,926

$75.0 million Senior Secured Notes due January 15, 2017; semi-annual cash interest payments due on January 15 and July 15, fixed interest rate of 11¾%	75,000	75,000

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 19.1%, due at various maturity dates through March 2022	68,350	45,455

Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 15.4% to 19.5%, due at various maturity dates through April 2021	9,625	6,629
	968,913	991,666
Less current portion	(25,950)	(17,536)
	$942,963	$974,130

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

In March 2011, 21C issued to DDJ Capital Management, LLC, $50 million in aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2017. The proceeds of $48.5 million were used (i) to fund the Company’s acquisition of all of the outstanding membership units of MDLLC and substantially all of the interests of MDLLC’s affiliated companies (the “MDLLC Acquisition”), not then controlled by the Company and (ii) to fund transaction costs associated with the MDLLC Acquisition. An additional $16.25 million in senior subordinated notes were issued to the seller in the transaction. In August 2013, we issued an additional $3.8 million of Senior Subordinated notes to the seller as a component of the MDLLC earn-out amount.

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

The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at September 30, 2014		Level at September 30, 2014
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$246.7 million

The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of September 30, 2014.

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

Purchase Money Note Purchase Agreement

On May 19, 2014, the Company entered into a Purchase Money Note Purchase Agreement (the “Note Purchase Agreement”) with Theriac Management Investments, LLC (“Theriac”) (a related party real estate entity owned by certain of the Company’s directors and officers). Pursuant to the Note Purchase Agreement, Theriac loaned to the Company, pursuant to an unsecured purchase money note, the principal amount of $7.4 million. The Company, and certain of its domestic subsidiaries of the Company, guaranteed the obligations under the note. The note will mature on June 15, 2015 and is subject to an interest rate payable in cash of 10.75% per annum or by adding the amount of such interest to the aggregate principal amount of outstanding notes at the interest rate of 12.0% per annum. The proceeds from the issuance of the note were used to pay for purchases or improvements of property and equipment or to refinance debt incurred to finance such purchases or improvements.

A portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under the purchase money note purchase agreement on September 26, 2014.

MDLLC Credit and Guaranty Agreement

On July 28, 2014, Medical Developers, LLC (the “Borrower”), a Florida limited liability company and indirect wholly owned subsidiary of the Company, certain of its subsidiaries and affiliates, including the Company, entered into a credit and guaranty agreement (the “MDLLC Credit Agreement”).

The MDLLC Credit Agreement provided for Tranche A term loans (the “Tranche A Term Loans”) in the aggregate principal amount of $8.5 million and Tranche B term loans (the “Tranche B Term Loans” together with the Tranche A Term Loans, the “Term Loans”) in the aggregate principal amount of $9.0 million, for an aggregate principal amount of Term Loans of $17.5 million, in favor of the Borrower.

The Term Loans were subject to interest rates, for any interest period, at a rate equal to 14.0% per annum.

A portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under the MDLLC Credit and Guaranty Agreement on September 26, 2014.

Term Loan A and B Facilities

On February 10, 2014, 21C East Florida and South Florida Radiation Oncology Coconut Creek, LLC (“Coconut Creek”), a subsidiary of SFRO, as borrowers (the “Borrowers”) entered into a new credit agreement (the “SFRO Credit Agreement”).  The SFRO Credit Agreement provides for a $60 million Term B Loan in favor of 21C East Florida (“Term B Loan”) and $7.9 million Term A Loan in favor of Coconut Creek issued for purposes of refinancing existing SFRO debt (“Term A Loan” and together with the Term B Loan, the “SFRO Term Loans”).  The SFRO Term Loans each have a maturity date of January 15, 2017. The Company incurred approximately $1.0 million in deferred financing costs relating to the SFRO debt.

On July 22, 2014, 21C East Florida and Coconut Creek entered into a first amendment (the “SFRO Amendment”) to the SFRO Credit Agreement. The SFRO Amendment provided for an incremental $10.35 million term loan (the “Term A-1 Loan”) in favor of Coconut Creek issued for purposes of (i) refinancing approximately $5.64 million in existing capitalized lease obligations owing to First Financial Corporate Leasing, including a prepayment premium, (ii) repaying the approximately $2.55 million intercompany loan made by 21C to pay the capitalized lease obligations owing to First Financial Corporate Leasing and (iii) pay fees, costs and expenses of the transactions related to the SFRO Amendment.

The SFRO Term Loans were subject to variable interest rates. In addition, the Term B Loan contained a provision allowing 21C East Florida to elect payment in kind interest payments.

A portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under the Company’s South Florida Radiation Oncology Term A, Term A-1, and Term B loans on September 26, 2014.

15. Commitments and Contingencies

Legal Proceedings

The Company operates in a highly regulated and litigious industry. As a result, the Company is involved in disputes, litigation, and regulatory matters incidental to its operations, including governmental investigations, personal injury lawsuits, employment claims, and other matters arising out of the normal conduct of business.

Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring ‘‘qui tam,’’ or ‘‘whistleblower,’’ suits against companies that knew or should have known they were submitting false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000, plus three times the amount of damages which the government sustains because of the submission of a false claim. If the Company is found to have violated the False Claims Act, it could also be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. Certain of the Company’s facilities have received, and other facilities may receive, inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the Office of Inspector General of the U.S. Department of Health and Human Services (‘‘OIG’’), Centers for Medicare and Medicaid Services (“CMS”) and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and the Company also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

On February 18, 2014,  the Company was served with subpoenas from the OIG acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of the Company’s physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as the Company’s agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain of the Company’s employed physicians and performed by the Company.  The Company was served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the February 2014 subpoena.  The Company has recorded a liability for this matter of approximately $4.7 million and $5.1 million that is included in accrued expenses in the condensed consolidated balance sheet as of December 31, 2013 and September 30, 2014, respectively.  The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by the Company, review of qualitative and quantitative factors, and an assessment of potential outcomes under different scenarios used to assess the Company’s exposure which may be used to determine a potential settlement should the Company decide not to litigate.  The Company’s recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, the exposure may be less than or more than the liability recorded and the Company will continue to reassess and adjust the liability until this matter is settled.  The Company’s estimate of the high-end of the range of exposure is $10.2 million.

The Company received two Civil Investigative Demands (“CIDs”), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the U.S. Department of Justice (“DOJ”) pursuant to the False Claims Act.  The CIDs request information concerning allegations that the Company knowingly billed for services that were not medically necessary and for services not rendered and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy).  The CIDs cover the period from January 1, 2009 to the present.  Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services.  The Company’s total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for GAMMA services from January 1, 2009 to September 30, 2014 is approximately $64 million.  It is not possible to predict when these matters will be resolved or what impact they might have on the Company’s consolidated financial position, results of operations or cash flow.

Based on reviews performed to date, the Company does not believe that it or its physicians knowingly submitted false claims in violation of applicable statutory or regulatory requirements. The Company is cooperating fully with the subpoena requests and the DOJ’s investigation.

In addition to the matters described below, the Company is involved in various legal actions and claims arising in the ordinary course of its business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

16. Segment and geographic information

The Company operates in one line of business, which is operating physician group practices. The Company’s operations are organized into two geographically organized groups: the U.S. Domestic operating segment and the International operating segment, which are also the reporting segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between reporting segments are properly eliminated. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities. Facility gross profit is defined as total revenues less cost of revenues.

Financial information by geographic segment is as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Total revenues:
U.S Domestic	$231,772	$156,459	$685,595	$465,402
International	25,846	24,581	71,318	67,724
Total	$257,618	$181,040	$756,913	$533,126

Facility gross profit:
U.S. Domestic	$63,924	$37,424	$188,861	$114,183
International	14,399	13,350	39,256	37,242
Total	$78,323	$50,774	$228,117	$151,425

Depreciation and amortization:
U.S. Domestic	$21,097	$14,977	$61,509	$43,316
International	1,291	1,082	3,763	3,234
Total	$22,388	$16,059	$65,272	$46,550

Capital expenditures: *
U.S. Domestic			$53,907	$22,136
International			9,917	3,052
Total			$63,824	$25,188

* includes capital lease obligations related to capital expenditures

	September 30, 2014	December 31, 2013
Total assets:
U.S. Domestic	$1,038,320	$993,075
International	145,995	135,116
Total	$1,184,315	$1,128,191

Property and equipment:
U.S. Domestic	$245,306	$222,475
International	29,349	17,896
Total	$274,655	$240,371

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$456,630	$587,895
International	69,390	75,143
Total	$526,020	$663,038

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Facility gross profit	$78,323	$50,774	$228,117	$151,425
Less:
General and administrative expenses	37,811	24,936	101,985	68,832
General and administrative salaries	28,285	20,240	83,547	61,976
General and administrative depreciation and amortization	4,603	2,811	13,811	8,451
Provision for doubtful accounts	5,621	3,767	13,345	8,857
Interest expense, net	30,233	21,952	87,659	62,369
Impairment loss	47,526	—	229,526	—
Early extinguishment of debt	8,558	—	8,558	—
Equity IPO expenses	742	—	4,905	—
Fair value adjustment of earn-out liability	209	—	612	—
Loss on sale leaseback transaction	—	—	135	—
Gain on the sale of an interest in a joint venture	—	—	—	(1,460)
Foreign currency transaction loss	210	364	317	1,166
(Gain) loss on foreign currency derivative contracts	—	67	(4)	309
Loss before income taxes	$(85,475)	$(23,363)	$(316,279)	$(59,075)

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

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

as of September 30, 2014

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$125,781	$123	$18,305	$16,512	$—	$160,721
Restricted cash	—	—	4,268	2,971	—	7,239
Accounts receivable, net	—	15	64,289	75,012	—	139,316
Intercompany receivables	175,637	403	111,424	—	(287,464)	—
Prepaid expenses	—	103	7,210	1,203	—	8,516
Inventories	—	—	4,167	429	—	4,596
Deferred income taxes	(118)	(4,909)	5,027	108	—	108
Other	—	—	7,381	956	—	8,337
Total current assets	301,300	(4,265)	222,071	97,191	(287,464)	328,833
Equity investments in joint ventures	(430,048)	564,938	88,483	46	(221,823)	1,596
Property and equipment, net	—	—	205,359	69,296	—	274,655
Real estate subject to finance obligation	—	—	17,743	—	—	17,743
Goodwill	—	—	277,658	164,635	—	442,293
Intangible assets, net	—	—	59,027	24,700	—	83,727
Other assets	—	13,459	15,439	6,570	—	35,468
Intercompany note receivable	23,778	7,250	1,117	—	(32,145)	—
Total assets	$(104,970)	$581,382	$886,897	$362,438	$(541,432)	$1,184,315
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$786	$64,784	$20,563	$—	$86,133
Intercompany payables	—	186,409	—	101,055	(287,464)	—
Accrued expenses	7,582	28,844	45,049	15,984	—	97,459
Income taxes payable	(144)	1,069	(2,138)	1,943	—	730
Current portion of long-term debt	—	—	16,569	9,381	—	25,950
Current portion of finance obligation	—	—	361	—	—	361
Other current liabilities	—	—	10,306	1,712	—	12,018
Total current liabilities	7,438	217,108	134,931	150,638	(287,464)	222,651
Long-term debt, less current portion	—	815,938	106,904	20,121	—	942,963
Finance obligation, less current portion	—	—	18,468	—	—	18,468
Embedded derivative features of Series A convertible redeemable preferred stock	15,006	—	—	—	—	15,006
Other long-term liabilities	—	—	35,301	10,204	—	45,505
Deferred income taxes	(458)	(24,721)	27,820	1,968	—	4,609
Intercompany note payable	—	—	—	32,145	(32,145)	—
Total liabilities	21,986	1,008,325	323,424	215,076	(319,609)	1,249,202
Series A convertible redeemable preferred stock	304,271	—	—	—	—	304,271
Noncontrolling interests—redeemable	—	—	—	30,303	15,684	45,987
Total 21st Century Oncology Holdings, Inc. shareholder’s (deficit) equity	(431,227)	(426,943)	563,473	117,479	(254,009)	(431,227)
Noncontrolling interests—nonredeemable	—	—	—	(420)	16,502	16,082
Total (deficit) equity	(431,227)	(426,943)	563,473	117,059	(237,507)	(415,145)
Total liabilities and (deficit) equity	$(104,970)	$581,382	$886,897	$362,438	$(541,432)	$1,184,315

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended September 30, 2014

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$129,033	$109,370	$—	$238,403
Management fees	—	—	16,475	287	—	16,762
Other revenue	1	34	2,353	91	—	2,479
(Loss) income from equity investment	(87,925)	(59,481)	(816)	—	148,196	(26)
Intercompany revenue	—	283	22,538	—	(22,821)	—
Total revenues	(87,924)	(59,164)	169,583	109,748	125,375	257,618
Expenses:
Salaries and benefits	29	—	86,105	48,465	—	134,599
Medical supplies	—	—	17,119	7,652	—	24,771
Facility rent expenses	—	—	11,565	3,302	—	14,867
Other operating expenses	—	—	9,844	5,714	—	15,558
General and administrative expenses	2	1,598	29,366	6,845	—	37,811
Depreciation and amortization	—	—	17,967	4,421	—	22,388
Provision for doubtful accounts	—	—	4,053	1,568	—	5,621
Interest expense, net	—	22,299	4,008	3,926	—	30,233
Impairment loss	—	1,247	46,279	—	—	47,526
Early extinguishment of debt	—	333	—	8,225	—	8,558
Equity initial public offering expenses	742	—	—	—	—	742
Electronic health records incentive payment	—	—	24	(24)	—	—
Loss on sale leaseback transaction	—	—	—	—	—	—
Fair value adjustment of earn-out liability	—	—	209	—	—	209
Loss on foreign currency transactions	—	—	—	210	—	210
Gain on foreign currency derivative contracts	—	—	—	—	—	—
Intercompany expenses	—	—	—	22,821	(22,821)	—
Total expenses	773	25,477	226,539	113,125	(22,821)	343,093
(Loss) income before income taxes	(88,697)	(84,641)	(56,956)	(3,377)	148,196	(85,475)
Income tax (benefit) expense	454	(318)	(895)	1,932	—	1,173
Net (loss) income	(89,151)	(84,323)	(56,061)	(5,309)	148,196	(86,648)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	3,448	(4,177)	(729)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(89,151)	(84,323)	(56,061)	(1,861)	144,019	(87,377)
Unrealized comprehensive (loss) income:	—	—	—	(1,990)	—	(1,990)
Comprehensive (loss) income	(89,151)	(84,323)	(56,061)	(7,299)	148,196	(88,638)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(512)	(512)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(89,151)	$(84,323)	$(56,061)	$(7,299)	$147,684	$(89,150)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Nine Months Ended September 30, 2014

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$393,625	$304,636	$—	$698,261
Management fees	—	—	49,320	895	—	50,215
Other revenue	1	75	7,907	615	—	8,598
(Loss) income from equity investment	(331,121)	(258,707)	(6,918)	9	596,576	(161)
Intercompany revenue	—	728	64,831	—	(65,559)	—
Total revenues	(331,120)	(257,904)	508,765	306,155	531,017	756,913
Expenses:
Salaries and benefits	98	—	267,031	129,182	—	396,311
Medical supplies	—	—	50,083	20,924	—	71,007
Facility rent expenses	—	—	34,817	12,712	—	47,529
Other operating expenses	—	—	28,970	17,065	—	46,035
General and administrative expenses	14	1,962	82,186	17,823	—	101,985
Depreciation and amortization	—	—	53,045	12,227	—	65,272
Provision for doubtful accounts	—	—	9,410	3,935	—	13,345
Interest expense, net	—	66,513	12,059	9,087	—	87,659
Impairment loss	—	1,247	228,279	—	—	229,526
Early extinguishment of debt	—	333	—	8,225	—	8,558
Equity initial public offering expenses	4,905	—	—	—	—	4,905
Electronic health records incentive payment	—	—	99	(99)	—	—
Loss on sale leaseback transaction	—	—	135	—	—	135
Fair value adjustment of earn-out liability	—	—	612	—	—	612
Loss on foreign currency transactions	—	—	—	317	—	317
Gain on foreign currency derivative contracts	—	(4)	—	—	—	(4)
Intercompany expenses	—	—	—	65,559	(65,559)	—
Total expenses	5,017	70,051	766,726	296,957	(65,559)	1,073,192
(Loss) income before income taxes	(336,137)	(327,955)	(257,961)	9,198	596,576	(316,279)
Income tax (benifit) expense	454	62	(2,526)	6,223	—	4,213
Net (loss) income	(336,591)	(328,017)	(255,435)	2,975	596,576	(320,492)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	1,463	(6,053)	(4,590)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(336,591)	(328,017)	(255,435)	4,438	590,523	(325,082)
Unrealized comprehensive (loss) income:	—	—	—	(12,596)	—	(12,596)
Comprehensive (loss) income	(336,591)	(328,017)	(255,435)	(9,621)	596,576	(333,088)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(3,502)	(3,502)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(336,591)	$(328,017)	$(255,435)	$(9,621)	$593,074	$(336,590)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2014

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(336,591)	$(328,017)	$(255,435)	$2,975	$596,576	$(320,492)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	45,774	8,229	—	54,003
Amortization	—	—	7,271	3,998	—	11,269
Deferred rent expense	—	—	377	100	—	477
Deferred income taxes	—	42	(1)	597	—	638
Stock-based compensation	99	—	—	—	—	99
Provision for doubtful accounts	—	—	9,410	3,935	—	13,345
Loss on the sale of property and equipment	—	—	84	172	—	256
Loss on sale leaseback transaction	—	—	135	—	—	135
Impairment loss	—	1,247	228,279	—	—	229,526
Early extinguishment of debt	—	333	—	8,225	—	8,558
Equity initial public offering expenses	4,905	—	—	—	—	4,905
Gain on foreign currency transactions	—	—	—	105	—	105
Gain on foreign currency derivative contracts	—	(4)	—	—	—	(4)
Fair value adjustment of earn-out liability	—	—	612	—	—	612
Amortization of debt discount	—	1,355	55	625	—	2,035
Amortization of loan costs	—	4,387	—	434	—	4,821
Equity interest in net loss (earnings) of joint ventures	331,121	258,707	6,918	(9)	(596,576)	161
Distribution received from unconsolidated joint ventures	—	—	168	—		168
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	(10)	(4,301)	(27,006)	—	(31,317)
Income taxes payable	1,099	(1,725)	(1,728)	1,421	—	(933)
Inventories	—	—	(552)	357	—	(195)
Prepaid expenses	—	24	1,959	764	—	2,747
Intercompany payable / receivable	(172,875)	100,650	(5,472)	77,697	—	—
Accounts payable and other current liabilities	70	192	6,454	5,604	—	12,320
Accrued deferred compensation	—	—	820	239	—	1,059
Accrued expenses / other current liabilities	790	17,142	1,055	(1,595)	—	17,392
Net cash provided by (used in) operating activities	(171,382)	54,323	41,882	86,867	—	11,690
Cash flows from investing activities
Purchases of property and equipment	—	—	(28,283)	(15,986)	—	(44,269)
Acquisition of medical practices	—	—	925	(51,046)	—	(50,121)
Restricted cash associated with medical practices	—	2	(502)	(2,971)	—	(3,471)
Proceeds from the sale of property and equipment	—	—	37	54	—	91
Loans to employees	—	(1)	(785)	(85)	—	(871)
Intercompany notes to / from affiliates	(23,778)	(3,400)	(343)	27,521	—	—
Contribution of capital to joint venture entities	—	(2,370)	(239)	—	1,989	(620)
Distributions received from joint venture entities	—	504	2,342	—	(2,846)	—
Proceeds (payment) of foreign currency derivative contracts	—	26	—	—	—	26
Premiums on life insurance policies	—	—	(613)	(238)	—	(851)
Change in other assets and other liabilities	—	—	(101)	(155)	—	(256)
Net cash (used in) provided by investing activities	(23,778)	(5,239)	(27,562)	(42,906)	(857)	(100,342)
Cash flows from financing activities
Proceeds from issuance of debt	—	60,400	5,650	98,506	—	164,556
Principal repayments of debt	—	(110,733)	(12,332)	(127,143)	—	(250,208)
Repayments of finance obligation	—	—	(167)	—	—	(167)
Proceeds from issuance of Series A convertible redeemable preferred stock	325,000	—	—	—	—	325,000
Proceeds from issuance of noncontrolling interest	—	1,250	—	—	—	1,250
Proceeds from noncontrolling interest holders — redeemable and non-redeemable	—	—	1,750	468	(1,989)	229
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(2,050)	(2,050)
Cash distributions to shareholders	—	—	—	(4,896)	4,896	—
Payments of costs for equity securities offering	(4,220)	—	—	—	—	(4,220)
Payments of loan costs	—	—	—	(2,437)		(2,437)
Net cash (used in) provided by financing activities	320,780	(49,083)	(5,099)	(35,502)	857	231,953
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(42)	—	(42)
Net (decrease) increase in cash and cash equivalents	125,620	1	9,221	8,417	—	143,259
Cash and cash equivalents, beginning of period	161	122	9,084	8,095	—	17,462
Cash and cash equivalents, end of period	$125,781	$123	$18,305	$16,512	$—	$160,721

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

CONSENDSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended September 30, 2013

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$112,729	$65,926	$—	$178,655
Other revenue	—	—	2,302	176	—	2,478
(Loss) income from equity investment	(29,180)	(8,402)	(3,438)	4	40,923	(93)
Intercompany revenue	—	252	18,972	—	(19,224)	—
Total revenues	(29,180)	(8,150)	130,565	66,106	21,699	181,040
Expenses:
Salaries and benefits	135	—	72,027	25,870	—	98,032
Medical supplies	—	—	12,562	3,355	—	15,917
Facility rent expenses	—	—	9,408	2,019	—	11,427
Other operating expenses	—	—	7,959	3,923	—	11,882
General and administrative expenses	—	309	19,823	4,804	—	24,936
Depreciation and amortization	—	—	13,901	2,158	—	16,059
Provision for doubtful accounts	—	—	2,410	1,357	—	3,767
Interest expense, net	—	20,538	845	569	—	21,952
Gain on the sale of an interest in a joint venture	—	—	—	—	—	—
Loss foreign currency transactions	—	—	—	364	—	364
Loss on foreign currency derivative contracts	—	67	—	—	—	67
Intercompany expenses	—	—	—	19,224	(19,224)	—
Total expenses	135	20,914	138,935	63,643	(19,224)	204,403
(Loss) income before income taxes	(29,315)	(29,064)	(8,370)	2,463	40,923	(23,363)
Income tax expense	—	116	—	1,583	—	1,699
Net (loss) income	(29,315)	(29,180)	(8,370)	880	40,923	(25,062)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(347)	(347)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(29,315)	(29,180)	(8,370)	880	40,576	(25,409)
Unrealized comprehensive loss:	—	—	—	(4,228)	—	(4,228)
Comprehensive (loss) income	(29,315)	(29,180)	(8,370)	(3,348)	40,923	(29,290)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(25)	(25)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(29,315)	$(29,180)	$(8,370)	$(3,348)	$40,898	$(29,315)

CONSENDSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Nine Months Ended September 30, 2013

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$340,692	$185,783	$—	$526,475
Other revenue	—	—	6,828	248	—	7,076
(Loss) income from equity investment	(73,776)	(13,636)	(6,577)	11	93,553	(425)
Intercompany revenue	—	627	57,587	—	(58,214)	—
Total revenues	(73,776)	(13,009)	398,530	186,042	35,339	533,126
Expenses:
Salaries and benefits	481	—	222,099	71,392	—	293,972
Medical supplies	—	—	38,308	7,858	—	46,166
Facility rent expenses	—	—	27,011	5,274	—	32,285
Other operating expenses	—	—	22,528	10,627	—	33,155
General and administrative expenses	—	948	55,329	12,555	—	68,832
Depreciation and amortization	—	—	40,385	6,165	—	46,550
Provision for doubtful accounts	—	—	5,403	3,454	—	8,857
Interest expense, net	—	59,356	2,302	711	—	62,369
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss foreign currency transactions	—	—	—	1,166	—	1,166
Loss on foreign currency derivative contracts	—	309	—	—	—	309
Intercompany expenses	—	—	—	58,214	(58,214)	—
Total expenses	481	60,613	411,905	177,416	(58,214)	592,201
(Loss) income before income taxes	(74,257)	(73,622)	(13,375)	8,626	93,553	(59,075)
Income tax expense	—	154	—	4,695	—	4,849
Net (loss) income	(74,257)	(73,776)	(13,375)	3,931	93,553	(63,924)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,365)	(1,365)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(74,257)	(73,776)	(13,375)	3,931	92,188	(65,289)
Unrealized comprehensive loss:	—	—	—	(9,817)	—	(9,817)
Comprehensive (loss) income	(74,257)	(73,776)	(13,375)	(5,886)	93,553	(73,741)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	—	—	—	—	(516)	(516)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(74,257)	$(73,776)	$(13,375)	$(5,886)	$93,037	$(74,257)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2013

(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(74,257)	$(73,776)	$(13,375)	$3,931	$93,553	$(63,924)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	34,971	5,091	—	40,062
Amortization	—	—	5,414	1,074	—	6,488
Deferred rent expense	—	—	491	145	—	636
Deferred income taxes	—	(316)	230	(1,903)	—	(1,989)
Stock-based compensation	481	—	—	—	—	481
Provision for doubtful accounts	—	—	5,403	3,454	—	8,857
Loss on the sale of property and equipment	—	—	153	59	—	212
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss on foreign currency transactions	—	—	—	137	—	137
Loss on foreign currency derivative contracts	—	309	—	—	—	309
Amortization of debt discount	—	660	43	—	—	703
Amortization of loan costs	—	4,128	—	—	—	4,128
Equity interest in net loss (earnings) of joint ventures	73,776	13,636	6,577	(11)	(93,553)	425
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	—	(10,000)	(15,578)	—	(25,578)
Income taxes payable	—	39	(388)	692	—	343
Inventories	—	—	(552)	(39)	—	(591)
Prepaid expenses	—	(12)	75	131	—	194
Intercompany payable / receivable	(23)	(31,486)	24,439	7,070	—	—
Accounts payable and other current liabilities	—	74	9,936	2,581	—	12,591
Accrued deferred compensation	—	—	830	189	—	1,019
Accrued expenses / other current liabilities	—	16,653	1,873	993	—	19,519
Net cash (used in) provided by operating activities	(23)	(70,091)	64,660	8,016	—	2,562
Cash flows from investing activities
Purchases of property and equipment	—	—	(20,990)	(4,119)	—	(25,109)
Acquisition of medical practices	—	—	(23,050)	(1,200)	—	(24,250)
Purchase of noncontrolling interest - non-redeemable	—	(1,509)	—	—	—	(1,509)
Restricted cash associated with medical practices	—	(5,002)	—	—	—	(5,002)
Proceeds from the sale of property and equipment	—	—	64	—	—	64
Loans to employees	—	—	(558)	(1)	—	(559)
Intercompany notes to / from affiliates	—	(2,100)	(411)	2,511	—	—
Contribution of capital to joint venture entities	—	(542)	(935)	—	935	(542)
Distributions received from joint venture entities	—	559	1,468	—	(2,027)	—
Proceeds from the sale of equity interest in a joint venture	—	—	1,460	—	—	1,460
Payment of foreign currency derivative contracts	—	(171)	—	—	—	(171)
Premiums on life insurance policies	—	—	(712)	(189)	—	(901)
Change in other assets and other liabilities	—	(49)	(8)	4	—	(53)
Net cash used in investing activities	—	(8,814)	(43,672)	(2,994)	(1,092)	(56,572)
Cash flows from financing activities
Proceeds from issuance of debt	—	204,750	—	2,900	—	207,650
Principal repayments of debt	—	(124,500)	(5,637)	(3,780)	—	(133,917)
Repayments of finance obligation	—	—	(142)	—	—	(142)
Proceeds from equity contribution	—	—	—	1,700	(1,700)	—
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	765	765
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(1,896)	(1,896)
Cash distributions to shareholders	—	—	—	(3,923)	3,923	—
Payment of loan costs	—	(1,359)	—	—	—	(1,359)
Net cash (used in) provided by financing activities	—	78,891	(5,779)	(3,103)	1,092	71,101
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(32)	—	(32)
Net (decrease) increase in cash and cash equivalents	(23)	(14)	15,209	1,887	—	17,059
Cash and cash equivalents, beginning of period	168	124	6,545	8,573	—	15,410
Cash and cash equivalents, end of period	$145	$110	$21,754	$10,460	$—	$32,469

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

We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of September 30, 2014, was comprised of approximately 794 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. Our physicians provide medical services at approximately 391 locations, including our 178 radiation therapy centers. Of the 178 treatment centers, 34 treatment centers were internally developed, 133 were acquired (including three which were transitioned from professional and other arrangements to freestanding), and 11 are operated under professional and other services arrangements. 48 radiation therapy centers operate in partnership with health systems and other clinics and community-based sites. Our 143 cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 16 states, including Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia. Our 35 international treatment centers in Latin America are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets and continue to expand our affiliation with physician specialties in closely related areas including gynecological, breast and surgical oncology, medical oncology and urology in a number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an ICC model.

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our U.S. domestic net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the nine months ended September 30, 2014 and 2013.

	Year Ended December 31,	Nine Months Ended September 30,
U.S. Domestic	2013	2014	2013
Payer
Medicare	41.9%	39.8%	42.0%
Commercial	54.3	57.0	54.4
Medicaid	2.7	2.3	2.6
Self pay	1.1	0.9	1.0

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our U.S. net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.3% of our U.S. net patient service revenue for the nine months ended September 30, 2014.

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

In the final Medicare 2014 Physician Fee Schedule, CMS did not finalize its proposal to cap certain radiation oncology services at the hospital outpatient department and ambulatory surgical center’s rate. Although CMS did finalize its proposal to revise the Medicare Economic Index (“MEI”) [-2% impact], CMS also incorporated updated relative value units (“RVUs”) for new and existing codes [+3% impact] resulting in a net impact of +1% for radiation oncology overall. Because the MEI policy only applies to freestanding settings, the impact to freestanding centers is approximately flat, while hospital-based radiation oncologists would receive an increase in payment under the final rule.

In the proposed Medicare 2015 Physician Fee Schedule, CMS proposed to reduce payments for radiation oncology by 4% overall.  This reduction related primarily to a proposal to remove the radiation treatment vault as a direct cost input for radiation treatment delivery codes.  Because the proposal only applied to freestanding settings, the cut to freestanding centers would likely have been closer to 5%, while hospital based radiation oncologists would have received an increase in payment under the proposal. In the final Medicare 2015 Physician Fee Schedule, CMS did not finalize its proposal to remove the radiation treatment vault as a direct cost input for radiation treatment delivery codes. As a result, the net impact of the Final Rule to radiation oncology and freestanding radiation therapy centers is approximately neutral overall. In the Final rule, CMS also indicated it would review the family of radiation treatment delivery codes in the CY 2016 Physician Fee Schedule Proposed Rule

Medicare reimbursement rates for all procedures under Medicare ultimately are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the Sustainable Growth Rate (“SGR”).  For the last several years, the SGR policy has threatened significant cuts to the CF, although Congress has consistently delayed those cuts. On April 1, 2014, the President signed H.R. 4302, the Protecting Access to Medicare Act of 2014 which extended the $35.8228 conversion factor through 2014 and also provided for a zero percent update through March 31, 2015.  If future SGR reductions are not suspended, and if a permanent “doc fix” is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at more than 20%) will take effect on April 1, 2015. Due to budget neutrality requirements from certain policies in the final Medicare 2015 Physician Fee Schedule, the 2015 conversion factor would be slightly adjusted to $35.8013, assuming no SGR cuts.

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

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 97% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the nine months ended September 30, 2014 approximately 3% of our U.S. net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

•                  increased costs associated with development and optimization of our internal infrastructure; and

•                  healthcare reform.

Recent Developments

On September 26, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Canada Pension Plan Investment Board (“CPPIB”). Pursuant to the Subscription Agreement, the Company issued to CPPIB an aggregate of 385,000 newly issued shares of its Series A Convertible Redeemable Preferred Stock, par value $0.001 per share, stated value $1,000 per share (the “Series A Preferred Stock”), for a purchase price of $325.0 million.

This equity investment provides us with substantial incremental liquidity, significantly reduces our debt, and provides the necessary long-term capital to continue to grow our business.  As further described in Note 14 to our condensed consolidated financial statements, a portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under our revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.  As a result of this investment, the Recapitalization Support Agreement that we entered into in July was terminated in accordance with its terms, and our senior subordinated notes will remain outstanding and unmodified.  For further information regarding the Subscription Agreement and Series A Preferred Stock, see Note 6 to our condensed consolidated financial statements contained herein.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
United States	2014	2013	% Change	2014	2013	% Change
Number of treatment days	64	64	0.0%	191	191	0.0%

Total RVU’s — freestanding centers	4,014,187	2,767,016	45.1%	11,879,135	8,313,913	42.9%

RVU’s per day — freestanding centers	62,722	43,235	45.1%	62,194	43,528	42.9%

Percentage change in RVU’s per day - freestanding centers - same market basis	(1.3)%	(1.9)%		(0.6)%	(4.8)%

Total treatments - freestanding centers	200,654	128,765	55.8%	595,958	386,574	54.2%

Treatments per day - freestanding centers	3,135	2,012	55.8%	3,120	2,024	54.2%

Percentage change in revenue per treatment freestanding centers — same market basis	1.1%	(4.2)%		3.6%	(5.9)%

Percentage change in treatments per day freestanding centers — same market basis	2.4%	6.4%		2.7%	3.2%

Percentage change in freestanding revenues same market basis	3.5%	3.5%		6.4%	(2.9)%

Radiation oncology cases completed:

3-D cases	2,081	1,929		5,918	5,534

IMRT cases	3,269	3,039		9,483	8,844

Other cases	565	484		1,671	1,534

Total radiation oncology cases completed	5,915	5,452	8.5%	17,072	15,912	7.3%

Treatments per radiation oncology case completed	23.8	22.9		23.9	23.8

Revenue per radiation oncology case	$18,854	$18,044		$19,103	$18,816

Number of employed, contracted and affiliated physicians:

Radiation oncologists	183	116

Urologists	170	118

Surgeons	50	39

Medical oncologists	41	23

Gynecologic oncologists	9	7

Other physicians	25	9

Affiliated physicians	316	269

Total physicians	794	581	36.7%

Treatment centers - freestanding (global)	167	127	31.5%

Treatment centers — hospital / other groups (global)	11	5	120.0%

Total treatment centers	178	132	34.8%

Days sales outstanding at quarter end	41	35

	Three Months Ended September 30,		Nine Months Ended September 30,
United States	2014	2013	2014	2013

Net patient service revenue (global) — professional services only (in thousands)	$78,001	$54,338	$230,919	$159,816

Net patient service revenue (global) — excluding physician practice expense (in thousands)	$260,953	$178,655	$764,595	$526,475

The following table summarizes key operating statistics of our results of operations for our international operations, which are operated through Medical Developers, LLC (“MDLLC”) and its subsidiaries for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
International	2014	2013	% Change	2014	2013	% Change
Number of new cases
2-D cases	745	931		2,318	2,868
3-D cases	2,943	2,855		8,862	7,639
IMRT / IGRT cases	792	590		2,181	1,396
Total	4,480	4,376	2.4%	13,361	11,903	12.2%

Revenue per radiation oncology case	$5,761	$5,617		$5,328	$5,698

International

Comparison of the Three Months Ended September 30, 2014 and 2013

MDLLC’s total revenues increased $1.2 million, or 5.1%, from $24.6 million to $25.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  Total revenue was positively impacted by $0.7 million of revenue from the acquisition of a center in Guatemala City, Guatemala in January 2014, growth in cases and an improvement in treatment mix offset by the impact of a depreciation in the Argentine Peso as compared to the same period in 2013.  Case growth increased by 104 or 2.4% during the quarter.  The trend toward more clinically-advanced treatments, which require more time to complete, continued during the quarter with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments versus 2D treatments as compared to the same period in 2013.

Facility gross profit increased $1.0 million, or 7.9% from $13.4 million to $14.4 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  Facility-level gross profit as a percentage of total revenues increased to 55.7% from 54.3%. Lower physician compensation, salaries and benefits, and repairs and maintenance costs as a percentage of revenues offset increases in facility rent, and incremental depreciation expense relating to our continued growth and investment in Latin America, and expenses related to two centers which are anticipated to open later in 2014.

Comparison of the Nine Months Ended September 30, 2014 and 2013

MDLLC’s total revenues increased $3.6 million, or 5.3%, from $67.7 million to $71.3 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  Total revenue was positively impacted by $1.7 million of revenue from the acquisition of a center in Guatemala City, Guatemala in January 2014, growth in cases and an improvement in treatment mix offset by the impact of a significant depreciation in the Argentine Peso as compared to the same period in 2013.  Case growth increased by 1,458 or 12.2% during the nine month period.  The trend toward more clinically-advanced treatments, which require more time to complete, continued during the nine month period with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments versus 2D treatments as compared to the same period in 2013.

Facility gross profit increased $2.0 million, or 5.4% from $37.2 million to $39.2 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  Facility-level gross profit as a percentage of total revenues remained at 55.0%. Increases in medical supplies, facility rent, incremental depreciation expense relating to our continued growth and investment in Latin America, expenses related to two centers which are anticipated to open later in 2014, as well as local inflation was offset by a decrease in salaries and benefits and physician compensation.

The following table presents summaries of our results of operations for the three months ended September 30, 2014 and 2013.

(in thousands):	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
Revenues:
Net patient service revenue	$238,403	92.5%	$178,655	98.7%
Management fees	16,762	6.5	—	—
Other revenue	2,453	1.0	2,385	1.3
Total revenues	257,618	100.0	181,040	100.0
Expenses:
Salaries and benefits	134,599	52.2	98,032	54.1
Medical supplies	24,771	9.6	15,917	8.8
Facility rent expenses	14,867	5.8	11,427	6.3
Other operating expenses	15,558	6.0	11,882	6.6
General and administrative expenses	37,811	14.7	24,936	13.8
Depreciation and amortization	22,388	8.7	16,059	8.9
Provision for doubtful accounts	5,621	2.2	3,767	2.1
Interest expense, net	30,233	11.7	21,952	12.1
Impairment loss	47,526	18.4	—	—
Early extinguishment of debt	8,558	3.3	—	—
Equity initial public offering expenses	742	0.3	—	—
Fair value adjustment of earn-out liability	209	0.1	—	—
Loss on foreign currency transactions	210	0.1	364	0.2
Loss (gain) on foreign currency derivative contracts	—	—	67	—
Total expenses	343,093	133.1	204,403	112.9
Loss before income taxes	(85,475)	(33.1)	(23,363)	(12.9)
Income tax expense	1,173	0.5	1,699	0.9
Net loss	(86,648)	(33.6)	(25,062)	(13.8)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(729)	(0.3)	(347)	(0.2)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(87,377)	(33.9)%	$(25,409)	(14.0)%

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenues

Net patient service revenue. For the three months ended September 30, 2014 and 2013, net patient service revenue comprised 92.5% and 98.7%, respectively, of our total revenues.  In our net patient service revenue for the three months ended September 30, 2014 and 2013, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 30.3% and 30.0%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. For the three months ended September 30, 2014, management fees comprised 6.5% of our total revenues. These management fees are as a result of the OnCure transaction, which closed on October 25, 2013.

Other revenue. For the three months ended September 30, 2014 and 2013, other revenue comprised approximately 1.0% and 1.3%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $76.6 million, or 42.3%, from $181.0 million for the three months ended September 30, 2013 to $257.6 million for the three months ended September 30, 2014. Total revenue was positively impacted by $71.2 million due to our expansion into new practices and treatments centers in new and existing local markets during 2013 and 2014 through the acquisition of several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisition of physician radiation practices in Argentina, California, Guatemala, Florida, Indiana, North Carolina, Mexico and the opening of two de novo centers as follows:

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

Revenue in our existing local markets and practices increased by approximately $5.4 million.

Expenses

Salaries and benefits. Salaries and benefits increased by $36.6 million, or 37.3%, from $98.0 million for the three months ended September 30, 2013 to $134.6 million for the three months ended September 30, 2014. Salaries and benefits as a percentage of total revenues decreased from 54.1% for the three months ended September 30, 2013 to 52.2% for the three months ended September 30, 2014.  Additional staffing of personnel and physicians due to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014 contributed $34.0 million to our salaries and benefits. In December 2013, we implemented a new equity-incentive plan, which decreased stock compensation by approximately $0.1 million in 2014. For existing practices and centers within our local markets, salaries and benefits increased $2.7 million due to increases in severance payments for terminated employees due to a reduction in workforce and incurred severance payments to certain executives.

Medical supplies. Medical supplies increased by $8.9 million, or 55.6%, from $15.9 million for the three months ended September 30, 2013 to $24.8 million for the three months ended September 30, 2014. Medical supplies as a percentage of total revenues increased from 8.8% for the three months ended September 30, 2013 to 9.6% for the three months ended September 30, 2014. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $6.5 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $2.4 million. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $3.5 million, or 30.1%, from $11.4 million for the three months ended September 30, 2013 to $14.9 million for the three months ended September 30, 2014. Facility rent expenses as a percentage of total revenues decreased from 6.3% for the three months ended September 30, 2013 to 5.8% for the three months ended September 30, 2014. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $3.7 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. Facility rent expense in our remaining practices and centers in existing local markets decreased by approximately $0.2 million.

Other operating expenses. Other operating expenses increased by $3.7 million or 30.9%, from $11.9 million for the three months ended September 30, 2013 to $15.6 million for the three months ended September 30, 2014.  Other operating expense as a percentage of total revenues decreased from 6.6% for the three months ended September 30, 2013 to 6.0% for the three months ended September 30, 2014.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $4.8 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. Approximately $0.1 million increase relates to equipment rental expense relating to medical equipment refinancing, offset by a decrease of approximately $1.2 million in our remaining practices and centers in existing local markets.

General and administrative expenses. General and administrative expenses increased by $12.9 million or 51.6%, from $24.9 million for the three months ended September 30, 2013 to $37.8 million for the three months ended September 30, 2014. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 13.8% for the three months ended September 30, 2013 to 14.7% for the three months ended September 30, 2014.  The net increase of $12.9 million in general and administrative expenses was due to an increase of approximately $4.6 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. In addition, there was an increase of approximately $0.7 million in litigation settlements with certain physicians and legal and consulting costs associated with the Medicare diagnostic matter, $9.3 million related to expenses associated with note-holder negotiations and management of liquidity and an increase of approximately $0.8 million in our remaining practices and treatments centers in our existing local markets offset by decreases in $0.2 million related to expenses for consulting services for the CMS 2014 fee schedule, $2.0 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $0.3 million relating to our rebranding initiatives.

Depreciation and amortization. Depreciation and amortization expense increased by $6.3 million or 39.4%, from $16.1 million for the three months ended September 30, 2013 to $22.4 million for the three months ended September 30, 2014. Depreciation and amortization expense as a percentage of total revenues decreased from 8.9% for the three months ended September 30, 2013 to 8.7% for the three months ended September 30, 2014.  The change in depreciation and amortization was due to an increase of approximately $7.1 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. An increase in capital expenditures related to our investment in advanced radiation treatment technologies and software maintenance in certain local markets increased our depreciation and amortization by approximately $0.2 million offset by a decrease of approximately $1.0 million in amortization of certain non-compete agreements.

Provision for doubtful accounts. The provision for doubtful accounts increased by $1.8 million, or 49.2%, from $3.8 million for the three months ended September 30, 2013 to $5.6 million for the three months ended September 30, 2014.  The provision for doubtful accounts as a percentage of total revenues increased from 2.1% for the three months ended September 30, 2013 to 2.2% for the three months ended September 30, 2014 we continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

Interest expense, net. Interest expense, increased by $8.2 million, or 37.7%, from $22.0 million for the three months ended September 30, 2013 to $30.2 million for the three months ended September 30, 2014. The increase is primarily attributable to additional debt obligations predominately relating to our senior credit facility.  As of September 30, 2014, we had approximately $90.0 million outstanding in our Term Facility and $-0- million outstanding in our Revolver Credit Facility. The increase is also attributable to recent acquisitions. Pursuant to the SFRO acquisition, we entered into the SFRO Credit Agreement which provides for a $60 million Term B Loan, $7.9 million Term A Loan, and assumed capital lease obligations. The OnCure transaction included the issuance of $82.5 million in senior secured notes which accrue interest at a rate of 11.75% per annum and additional capital lease financing.  As further described in Note 14 to our condensed consolidated financial statements, a portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under our revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.

Impairment loss. As we began to experience some liquidity issues after terminating our previously planned initial public offering, we began to have discussions with an ad hoc group of holders of our outstanding notes.  On July 29, 2014, we entered into a Recapitalization Support Agreement. The Recapitalization Support Agreement set forth the terms through which we expected to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 (the “Capital Contribution”) or (b) consummate a Recapitalization consistent with the material terms and conditions described in the Recapitalization Term Sheet attached to the Recapitalization Support Agreement.

On September 26, 2014, we entered into the Subscription Agreement with CPPIB, pursuant to which we issued the Series A Preferred stock for a purchase price of approximately $325.0 million.  The receipt of these funds satisfied the requirement under the Recapitalization Support Agreement that the Company receive a Capital Contribution.

We performed an interim impairment test for goodwill and indefinite-lived intangible assets. We completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeded its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. In accordance with ASC 350, we recorded a preliminary estimated non-cash impairment loss of approximately $182 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014. We completed the second step of the impairment test and recorded an impairment loss of approximately $46.3 million during the quarter ended September 30, 2014.

In addition to the goodwill impairment losses noted above, we recorded an impairment loss of approximately $1.2 million during the third quarter of 2014 related to the write-off of our 33.6% investment interest in a development stage proton therapy center located in New York (“NY Proton”). As a result of NY Proton’s continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we are required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party.

Equity initial public offering expenses. We determined due to market conditions to postpone the initial public offering of our equity securities.  As a result of the postponement and entering into the Recapitalization Support Agreement with Consenting Subordinated Noteholders, we wrote-off approximately $0.7 million in additional expenses associated with the initial public offering during the quarter.

Early extinguishment of debt. We incurred approximately $8.6 million from the early extinguishment of debt as a result of the prepayment of the Term Loan A and B Facilities, MDLLC Credit Agreement, Purchase Money Note Purchase Agreement, and certain capital leases, which included the write-offs of $2.0 million in deferred financing costs, $2.7 million in original issue discount costs, and $3.8 million in pre-payment penalties, including $0.3 million paid to Theriac Management Investments, LLC (a related party real estate entity owned by certain of the Company’s directors and officers) pursuant to the Purchase Money Note Agreement.

Fair value adjustment of earn-out liability.  On October 25, 2013, we completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from our senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million included in other long-term liabilities in the condensed consolidated balance sheets, is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions (the “earn out payment”).  The Company recorded an estimated earn out payment at the time of the closing of the transaction. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due on December 31, 2015, and is payable through the issuance of the 11.75% senior secured notes.  At September 30, 2014, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller by approximately $0.2 million. We recorded the $0.2 million to expense in the fair value adjustment caption in the condensed consolidated statements of operations and comprehensive loss.

Income taxes.  Our effective tax rate was (1.4)% for the three months ended September 30, 2014 and (7.3)% for the three months ended September 30, 2013. The change in the effective rate for the third quarter of 2014 compared to the same period of the year prior is primarily the result of the recording of an impairment against goodwill of the domestic operations, the release of previously recorded reserves related to state tax issues, the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.  As a result, on an absolute dollar basis, the expense for income taxes changed by $0.5 million from the income tax expense of $1.7 million for the three months ended September 30, 2013 to an income tax expense of $1.2 million for the three months ended September 30, 2014.

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

Net loss. Net loss increased by $61.6 million, from $25.1 million in net loss for the three months ended September 30, 2013 to $86.6 million net loss for the three months ended September 30, 2014.  Net loss represents 13.8% of total revenues for the three months ended September 30, 2013 and 33.7% of total revenues for the three months ended September 30, 2014.

The following table presents summaries of our results of operations for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended		Nine Months Ended
(in thousands):	September 30, 2014		September 30, 2013
Revenues:
Net patient service revenue	$698,261	92.3%	$526,475	98.8%
Management fees	50,215	6.6	—	—
Other revenue	8,437	1.1	6,651	1.2
Total revenues	756,913	100.0	533,126	100.0
Expenses:
Salaries and benefits	396,311	52.4	293,972	55.1
Medical supplies	71,007	9.4	46,166	8.7
Facility rent expenses	47,529	6.3	32,285	6.1
Other operating expenses	46,035	6.1	33,155	6.2
General and administrative expenses	101,985	13.5	68,832	12.9
Depreciation and amortization	65,272	8.6	46,550	8.7
Provision for doubtful accounts	13,345	1.8	8,857	1.7
Interest expense, net	87,659	11.6	62,369	11.7
Impairment loss	229,526	30.3	—	—
Early extinguishment of debt	8,558	1.1	—	—
Equity initial public offering expenses	4,905	0.6	—	—
Loss on sale leaseback transaction	135	—	—	—
Fair value adjustment of earn-out liability	612	0.1	—	—
Gain on the sale of an interest in a joint venture	—	—	(1,460)	(0.3)
Loss on foreign currency transactions	317	—	1,166	0.2
Loss (gain) on foreign currency derivative contracts	(4)	—	309	0.1
Total expenses	1,073,192	141.8	592,201	111.1
Loss before income taxes	(316,279)	(41.8)	(59,075)	(11.1)
Income tax expense	4,213	0.6	4,849	0.9
Net loss	(320,492)	(42.4)	(63,924)	(12.0)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(4,590)	(0.6)	(1,365)	(0.3)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(325,082)	(43.0)%	$(65,289)	(12.3)%

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenues

Net patient service revenue. For the nine months ended September 30, 2014 and 2013, net patient service revenue comprised 92.3% and 98.8%, respectively, of our total revenues.  In our net patient service revenue for the nine months ended September 30, 2014 and 2013, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 30.5% and 30.0%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. For the nine months ended September 30, 2014, management fees comprised 6.6% of our total revenues. These management fees are as a result of the OnCure transaction, which closed on October 25, 2013.

Other revenue. For the nine months ended September 30, 2014 and 2013, other revenue comprised approximately 1.1% and 1.2%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $223.8 million, or 42.0%, from $533.1 million for the nine months ended September 30, 2013 to $756.9 million for the nine months ended September 30, 2014. Total revenue was positively impacted by $212.1 million due to our expansion into new practices and treatments centers in new and existing local markets during 2013 and 2014 through the acquisition of several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisition of physician radiation practices in Argentina, Arizona, California, Guatemala, Florida, Indiana, North Carolina, Mexico and the opening of two de novo centers as follows:

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

Revenue from CMS for the 2014 PQRI program increased approximately $0.1 million and revenues in our existing local markets and practices increased by approximately $11.5 million.

Expenses

Salaries and benefits. Salaries and benefits increased by $102.3 million, or 34.8%, from $294.0 million for the nine months ended September 30, 2013 to $396.3 million for the nine months ended September 30, 2014. Salaries and benefits as a percentage of total revenues decreased from 55.1% for the nine months ended September 30, 2013 to 52.4% for the nine months ended September 30, 2014.  Additional staffing of personnel and physicians due to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014 contributed $96.8 million to our salaries and benefits. In December 2013, we implemented a new equity-incentive plan, which decreased stock compensation by approximately $0.4 million in 2014. For existing practices and centers within our local markets, salaries and benefits increased $5.9 million due to increased salaries related to our physician liaison program and the expansion of our senior management team and increases in severance payments for terminated employees due to a reduction in workforce and incurred severance payments to certain executives offset by decreases in our compensation arrangements with certain radiation oncologists.

Medical supplies. Medical supplies increased by $24.8 million, or 53.8%, from $46.2 million for the nine months ended September 30, 2013 to $71.0 million for the nine months ended September 30, 2014. Medical supplies as a percentage of total revenues increased from 8.7% for the nine months ended September 30, 2013 to 9.4% for the nine months ended September 30, 2014. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $21.8 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $3.0 million. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $15.2 million, or 47.2%, from $32.3 million for the nine months ended September 30, 2013 to $47.5 million for the nine months ended September 30, 2014. Facility rent expenses as a percentage of total revenues increased from 6.1% for the nine months ended September 30, 2013 to 6.3% for the nine months ended September 30, 2014. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $15.3 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. Facility rent expense in our remaining practices and centers in existing local markets decreased by approximately $0.1 million.

Other operating expenses. Other operating expenses increased by $12.8 million or 38.8%, from $33.2 million for the nine months ended September 30, 2013 to $46.0 million for the nine months ended September 30, 2014.  Other operating expense as a percentage of total revenues decreased from 6.2% for the nine months ended September 30, 2013 to 6.1% for the nine months ended September 30, 2014.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $13.0 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey,

New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. Approximately $0.4 million increase relates to equipment rental expense relating to medical equipment refinancing, offset by a decrease of approximately $0.6 million in our remaining practices and centers in existing local markets.

General and administrative expenses. General and administrative expenses increased by $33.2 million or 48.2%, from $68.8 million for the nine months ended September 30, 2013 to $102.0 million for the nine months ended September 30, 2014. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 12.9% for the nine months ended September 30, 2013 to 13.5% for the nine months ended September 30, 2014.  The net increase of $33.2 million in general and administrative expenses was due to an increase of approximately $14.4 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. In addition there was an increase of approximately $2.6 million in litigation settlements with certain physicians and legal and consulting costs associated with the Medicare diagnostic matter, $9.3 million related to expenses associated with note-holder negotiations and management of liquidity, $0.5 million related to expenses for consulting services for the CMS 2014 fee schedule, $2.7 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, and an increase of approximately $3.7 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization expense increased by $18.7 million or 40.2%, from $46.6 million for the nine months ended September 30, 2013 to $65.3 million for the nine months ended September 30, 2014. Depreciation and amortization expense as a percentage of total revenues decreased from 8.7% for the nine months ended September 30, 2013 to 8.6% for the nine months ended September 30, 2014.  The change in depreciation and amortization was due to an increase of approximately $19.8 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. An increase in capital expenditures related to our investment in advanced radiation treatment technologies and software maintenance in certain local markets increased our depreciation and amortization by approximately $1.3 million offset by a decrease of approximately $2.4 million in amortization of certain non-compete agreements.

Provision for doubtful accounts. The provision for doubtful accounts increased by $4.4 million, or 50.7%, from $8.9 million for the nine months ended September 30, 2013 to $13.3 million for the nine months ended September 30, 2014.  The provision for doubtful accounts as a percentage of total revenues increased from 1.7% for the nine months ended September 30, 2013 to 1.8% for the nine months ended September 30, 2014. As a result of our recent acquisitions, we continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

Interest expense, net. Interest expense, increased by $25.3 million, or 40.5%, from $62.4 million for the nine months ended September 30, 2013 to $87.7 million for the nine months ended September 30, 2014. The increase is primarily attributable to additional debt obligations predominately relating to our senior credit facility.  As of September 30, 2014, we had approximately $90.0 million outstanding in our Term Facility and $-0- million outstanding in our Revolver Credit Facility. The increase is also attributable to recent acquisitions. Pursuant to the SFRO acquisition we entered into the SFRO Credit Agreement which provides for a $60 million Term B Loan, $7.9 million Term A Loan, and assumed capital lease obligations. The OnCure transaction included the issuance of $82.5 million in senior secured notes which accrue interest at a rate of 11.75% per annum and additional capital lease financing. As further described in Note 14 to our condensed consolidated financial statements, a portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under our revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.

Impairment loss. As we began to experience some liquidity issues after terminating our previously planned initial public offering, we began to have discussions with an ad hoc group of holders of our outstanding notes.  On July 29, 2014, we entered into a Recapitalization Support Agreement. The Recapitalization Support Agreement set forth the terms through which we expected to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 or (b) consummate a Recapitalization consistent with the material terms and conditions described in the Recapitalization Term Sheet attached to the Recapitalization Support Agreement.

On September 26, 2014, we entered into the Subscription Agreement with CPPIB, pursuant to which we issued the Series A Preferred stock for a purchase price of approximately $325.0 million.  The receipt of these funds satisfied the requirement under the Recapitalization Support Agreement that the Company receive a Capital Contribution.

We performed an interim impairment test for goodwill and indefinite-lived intangible assets. We completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeded its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. In accordance with ASC 350, we recorded a preliminary estimated non-cash impairment loss of approximately $182 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014. We completed the second step of the impairment test and recorded an impairment loss of approximately $46.3 million during the quarter ended September 30, 2014.

In addition to the goodwill impairment losses noted above, we recorded an impairment loss of approximately $1.2 million during the third quarter of 2014 related to the write-off of our 33.6% investment interest in a development stage proton therapy center located in New York. As a result of NY Proton’s continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we are required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party.

Early extinguishment of debt. We incurred approximately $8.6 million from the early extinguishment of debt as a result of the prepayment of the Term Loan A and B Facilities, MDLLC Credit Agreement, Purchase Money Note Purchase Agreement, and certain capital leases, which included the write-offs of $2.0 million in deferred financing costs, $2.7 million in original issue discount costs, and $3.8 million in pre-payment penalties, including $0.3 million paid to Theriac Management Investments, LLC (a related party real estate entity owned by certain of the Company’s directors and officers) pursuant to the Purchase Money Note Agreement..

Equity initial public offering expenses. In May, 2014, we determined due to market conditions to postpone the initial public offering of our equity securities.  As a result of the postponement and entering into the Recapitalization Support Agreement with Consenting Subordinated Noteholders, we wrote-off approximately $4.9 million in expenses associated with the initial public offering.

Loss on sale leaseback transaction. In March 2014, the Company entered into a sale leaseback transaction with a financial institution.  The sale leaseback transaction related to medical equipment.  Proceeds from the sale were approximately $5.7 million.  The Company recorded a loss on the sale leaseback transaction of approximately $0.1 million.

Fair value adjustment of earn-out liability.  On October 25, 2013, we completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from our senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million included in other long-term liabilities in the condensed consolidated balance sheets, is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions (the “earn out payment”).  The Company recorded an estimated earn out payment at the time of the closing of the transaction. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due on December 31, 2015, and is payable through the issuance of the 11.75% senior secured notes.  At September 30, 2014, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller by approximately $0.6 million. We recorded the $0.6 million to expense in the fair value adjustment caption in the condensed consolidated statements of operations and comprehensive loss.

Gain on the sale of an interest in a joint venture.  In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million, and recorded a respective gain on the sale.

Income taxes.  Our effective tax rate was (1.3)% for the nine months ended September 30, 2014 and (8.2)% for the nine months ended September 30, 2013. The change in the effective rate for the nine months ended September 30, 2014 compared to the same period of the year prior is primarily the result of recording of an impairment against goodwill of the domestic operations during the second and third quarters of 2014, the release of previously recorded reserves related to US federal and state tax issues, the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.  As a result, on an absolute dollar basis, the expense for income taxes changed by $0.6 million from the income tax expense of $4.8 million for the nine months ended September 30, 2013 to an income tax expense of $4.2 million for the nine months ended September 30, 2014.

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

Net loss. Net loss increased by $256.6 million, from $63.9 million in net loss for the nine months ended September 30, 2013 to $320.5 million net loss for the nine months ended September 30, 2014.  Net loss represents 12.0% of total revenues for the nine months ended September 30, 2013 and 42.4% of total revenues for the nine months ended September 30, 2014.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  60 of our 178 radiation treatment centers are located in Florida.

Liquidity and Capital Resources

We are highly leveraged. As of September 30, 2014, we had $1.0 billion of long-term debt outstanding. We have experienced and continue to experience losses from operations. We reported a net loss of approximately $78.2 million, $151.1 million, and $349.9 million for the years ended December 31, 2013, 2012, and 2011, respectively, and $320.5 million and $63.9 million for the nine month periods ended September 30, 2014 and 2013, respectively.

Our high level of debt could have material adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

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

•    placing the us at a disadvantage compared to other, less leveraged competitors; and

•    increasing our cost of borrowing.

Our ability to make scheduled payments and to refinance our indebtedness depends on, and is subject to, our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets.

We are involved in disputes, litigation, and regulatory matters incidental to our operations, including governmental investigations and other matters arising out of the normal conduct of business.  The resolution of these matters could have a material adverse effect on our business and financial position.

On July 29, 2014, we, and each of our direct and indirect wholly-owned subsidiaries entered into a Recapitalization Support Agreement. The Recapitalization Support Agreement set forth the terms through which we expected to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 or (b) consummate a recapitalization consistent with the material terms and conditions described in the term sheet attached to the Recapitalization Support Agreement.

On September 26, 2014, we issued to CPPIB, in a private placement, an aggregate of 385,000 newly issued shares of its Series A Convertible Redeemable Preferred Stock for a purchase price of $325.0 million.

This equity investment provides us with substantial incremental liquidity, significantly reduces our debt, and provides the necessary long-term capital to continue to grow our business.  As further described in Note 14 to our condensed consolidated financial statements, a portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under our revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.  As a result of this investment, the Recapitalization Support Agreement that we entered into in July was terminated in accordance with its terms, and our senior subordinated notes will remain outstanding and unmodified.

Cash Flows From Operating Activities

Net cash provided by operating activities for the nine month periods ended September 30, 2013 and 2014 was $2.6 million and $11.7 million, respectively.

Net cash provided by operating activities increased by $9.1 million from $2.6 million for the nine month period ended September 30, 2013 to $11.7 million for the nine month period ended September 30, 2014 predominately due to management of our vendor payables and increased cash flow related to our OnCure and SFRO transactions.  As of September 30, 2014, we had approximately $90.0 million outstanding in our Term Facility and $-0- million outstanding in our Revolver Credit Facility. In June 2014, we recorded a preliminary impairment loss of approximately $182.0 million as a result of us experiencing some liquidity issues after terminating our previously planned initial public offering.  We finalized our goodwill impairment for step two of the process as of September 30, 2014 and recorded an additional $46.3 million in goodwill impairment and $1.2 million in impairment related to our write-off of our 33.6% investment interest in a development stage proton therapy center located in New York (“NY Proton”). As a result of NY Proton’s continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we are required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party.

Cash at September 30, 2014 held by our foreign subsidiaries was $5.6 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine month periods ended September 30, 2013 and 2014 was $56.6 million and $100.3 million, respectively.

Net cash used in investing activities increased by $43.7 million from $56.6 million for the nine month period ended September 30, 2013 to $100.3 million for the nine month period ended September 30, 2014.  In 2014, net cash used in investing activities was impacted by approximately $50.1 million in the acquisition of medical practices. On January 13, 2014, CarePoint purchased the membership interest in Quantum Care, LLC for approximately $1.9 million. On January 15, 2014, we purchased 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $0.9 million plus the assumption of approximately $3.1 million in debt. On February 10, 2014, we purchased a 65% equity interest in South Florida Radiation Oncology (“SFRO”) for approximately $55.4 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt. In addition, we reflected approximately $11.7 million in restricted cash relating to the SFRO existing debt and an indemnity escrow for the determination of the final purchase price.  On March 26, 2014 we purchased 75% interest in a legal entity that operates a radiation oncology facility in Villa Maria, Argentina for approximately $0.5 million. During 2014, we acquired the assets of several physician practices in Florida for approximately $0.3 million. During 2014, we purchased approximately $44.3 million in property and equipment. We have one of the most technically-advanced radiation equipment platforms in the industry. A significant portion of this spend is for growth related projects.  This includes the upgrade of technology and equipment at the legacy OnCure centers to expand capacity as well as add SRS capacity, and Medical Developers’ growth.

In 2013, net cash used in investing activities was impacted by approximately $0.1 million in cash paid for the assets of several physician practices in Arizona, New Jersey and North Carolina, and approximately $17.7 million in cash paid for the assets of five radiation oncology practices and a urology group located in Lee and Collier Counties in Southwest Florida in May 2013. In June 2013, we contributed our Casa Grande, Arizona radiation physician practice and approximately $5.0 million to purchase a 55.0% interest in a joint venture. In June 2013, we funded an initial deposit of approximately $5.0 million into an escrow account for the initial deposit for the purchase of medical practices and is reflected as restricted cash on our balance sheet. In 2013, net cash used in investing activities was impacted by approximately $0.5 million in contribution of capital to an unconsolidated joint venture. In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island for approximately $1.5 million. In July 2013, we purchased the remaining 38.0% interest in a joint venture radiation facility, located in Woonsocket, Rhode Island from a hospital partner for approximately $1.5 million. In July 2013 we purchased a company that operates a radiation treatment center in Tijuana, Mexico for approximately $1.6 million. During 2013, we entered into foreign exchange option contracts expiring on June 2014 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine Peso against the U.S. dollar. The cost of the option contracts, were approximately $0.2 million.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine month period ended September 30, 2013 and 2014 was $71.1 million and $232.0 million, respectively.

In January 2014, we sold a 20% share of our Southern New England Regional Cancer Care joint venture each to Care New England Health System (“CNE”) and Roger Williams Medical Center.  Also during the quarter, CNE acquired a 20% interest in our Roger Williams Medical Center joint venture. We received payments of approximately $1.3 million from the issuance of noncontrolling interests in these joint ventures.

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

On September 26, 2014, we issued to CPPIB, in a private placement, an aggregate of 385,000 newly issued shares of our Series A Convertible Redeemable Preferred Stock for a purchase price of $325.0 million.

This equity investment provides us with substantial incremental liquidity, significantly reduces our debt, and provides the necessary long-term capital to continue to grow our business.  As further described in Note 14 to our condensed consolidated financial statements, a portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under our revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.  As a result of this investment, the Recapitalization Support Agreement that we entered into in July was terminated in accordance with its terms, and our senior subordinated notes will remain outstanding and unmodified.

For the nine months ended September 30, 2014, we paid approximately $4.2 million in costs associated with the initial public offering costs we incurred of approximately $4.9 million. We had partnership distributions from non-controlling interests of approximately $1.9 million and $2.0 million in 2013 and 2014, respectively.

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

The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at September 30, 2014		Level at September 30, 2014
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$246.7 million

The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of September 30, 2014.

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

Purchase Money Note Purchase Agreement

On May 19, 2014, we entered into a Purchase Money Note Purchase Agreement (the “Note Purchase Agreement”) with Theriac Management Investments, LLC (“Theriac”) (a related party entity owned by certain of the Company’s directors and officers). Pursuant to the Note Purchase Agreement, Theriac loaned to us, pursuant to an unsecured purchase money note, the principal amount of $7.4 million. The Company and certain of its domestic subsidiaries of the Company guaranteed the obligations under the note. The note will mature on June 15, 2015 and is subject to an interest rate payable in cash of 10.75% per annum or by adding the amount of such interest to the aggregate principal amount of outstanding notes at the interest rate of 12.0% per annum. The proceeds from the issuance of the note were used to pay for purchases or improvements of property and equipment or to refinance debt incurred to finance such purchases or improvements. A portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under the purchase money note purchase agreement on September 26, 2014.

MDLLC Credit and Guaranty Agreement

On July 28, 2014, Medical Developers, LLC (the “Borrower”), a Florida limited liability company and indirect wholly owned subsidiary of the Company, certain of its subsidiaries and affiliates, including the Company entered into a credit and guaranty agreement (the “MDLLC Credit Agreement”).

The MDLLC Credit Agreement provided for Tranche A term loans (the “Tranche A Term Loans”) in the aggregate principal amount of $8.5 million and Tranche B term loans (the “Tranche B Term Loans” together with the Tranche A Term Loans, the “Term Loans”) in the aggregate principal amount of $9.0 million, for an aggregate principal amount of Term Loans of $17.5 million, in favor of the Borrower.

The Term Loans are subject to interest rates, for any interest period, at a rate equal to 14.0% per annum.

A portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under the MDLLC Credit and Guaranty Agreement on September 26, 2014.

Term Loan A and B Facilities

On February 10, 2014, 21C East Florida and South Florida Radiation Oncology Coconut Creek, LLC (“Coconut Creek”), a subsidiary of SFRO, as borrowers (the “Borrowers”) entered into a new credit agreement (the “SFRO Credit Agreement”).  The SFRO Credit Agreement provides for a $60 million Term B Loan in favor of 21C East Florida (“Term B Loan”) and $7.9 million Term A Loan in favor of Coconut Creek issued for purposes of refinancing existing SFRO debt (“Term A Loan” and together with the Term B Loan, the “SFRO Term Loans”).  The SFRO Term Loans each have a maturity date of January 15, 2017.

On July 22, 2014, 21C East Florida and Coconut Creek entered into a first amendment (the “SFRO Amendment”) to the SFRO Credit Agreement. The SFRO Amendment provided for an incremental $10.35 million term loan (the “Term A-1 Loan”) in favor of Coconut Creek issued for purposes of (i) refinancing approximately $5.64 million in existing capitalized lease obligations owing to First Financial Corporate Leasing, including a prepayment premium, (ii) repaying the approximately $2.55 million intercompany loan made by 21C to pay the capitalized lease obligations owing to First Financial Corporate Leasing and (iii) pay fees, costs and expenses of the transactions related to the SFRO Amendment.

The SFRO Term Loans were subject to variable interest rates. In addition, the Term B Loan contained a provision allowing 21C East Florida to elect payment in kind interest payments.

A portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under the Company’s South Florida Radiation Oncology Term A, Term A-1, and Term B loans on September 26, 2014.

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

Finance Obligation

We lease certain of our treatment centers (each, a “facility” and, collectively, the “facilities”) and other properties from partnerships that are majority-owned by related parties (each, a “related party lessor” and, collectively, the “related party lessors”). See “Certain Relationships and Related Party Transactions.” The related party lessors construct the facilities in accordance with our plans and specifications and subsequently lease these facilities to us. Due to the related party relationship, we are considered the owner of these facilities during the construction period pursuant to the provisions of Accounting Standards Codification (“ASC”) 840-40, “Sale-Leaseback Transactions” (“ASC 840-40”). In accordance with ASC 840-40, we record a construction in progress asset for these facilities with a corresponding finance obligation during the construction period. These related parties guarantee the debt of the related party lessors, which is considered to be “continuing involvement” pursuant to ASC 840-40. Accordingly, these leases did not qualify as a normal sale-leaseback at the time that construction was completed and these facilities were leased to us. As a result, the costs to construct the facilities and the related finance obligation are recorded on our condensed consolidated balance sheets after construction was completed. The construction costs are included in “Real Estate Subject to Finance Obligation” in the condensed consolidated balance sheets and the accompanying notes. The finance obligation is amortized over the lease during the construction period term based on the payments designated in the lease agreements.

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

Acquisitions and Developments

The following table summarizes our growth in treatment centers and the local markets in which we operate for the periods indicated:

	Year Ended December 31,		Nine Months Ended September 30,
	2012	2013	2014
Treatment centers at beginning of period	127	126	163
Internally developed / reopened	2	3	1
Transitioned to freestanding	2	—	1
Internally (consolidated / closed / sold)	(3)	(7)	(10)
Acquired	2	38	20
Hospital-based / other groups	(2)	3	4
Hospital-based (ended / transitioned)	(2)	—	(1)
Treatment centers at period end	126	163	178

On February 6, 2012, we acquired the assets of a radiation oncology practice and a medical oncology group located in Asheville, North Carolina for approximately $0.9 million.  The acquisition of the radiation oncology practice and the medical oncology group, further expands our presence in the Western North Carolina market and builds on our ICC model.

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

On May 25, 2013, we acquired the assets of five radiation oncology practices and a urology group located in Lee/Collier counties in Southwest Florida for approximately $28.5 million, comprised of $17.7 million in cash, seller financing note of approximately $2.1 million and assumed capital lease obligations of approximately $8.7 million. The acquisition of the five radiation treatment centers and the urology group further expands our presence into the Southwest Florida market and builds on our ICC model.

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

On February 10, 2014, we purchased a 65% equity interest in South Florida Radiation Oncology (“SFRO”) for approximately $55.4 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt.

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

On May 5, 2014, we purchased the remaining 50% interest we did not already own in an unconsolidated joint venture which operates a freestanding radiation treatment center in Lauderdale Lakes, Florida for approximately $0.5 million.

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

                             On January 2, 2015, we purchased a 80% interest in a legal entity that that operates a radiation oncology facility in Kennewick, Washington for approximately $17.6 million. The acquisition expands our presence into the state of Washington. The purchase agreement contains a provision for earn out payments, contingent upon achieving certain EBITDA targets measured over three years from the acquisition date. The earn out payments cannot exceed approximately $3.4 million.

On January 6, 2015, we acquired the assets of a radiation oncology practice located in Warwick, Rhode Island for approximately $8.0 million. The acquisition further expands our presence in Rhode Island.

On January 6, 2015, we acquired the additional assets of a radiation oncology practice we already manage located in Hollywood, Florida for approximately $0.5 million.

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

During the third quarter of 2014, we closed two radiation treatment facilities, one located in Central Maryland and one located in the Palm Springs, California market.

As of September 30, 2014, we have four additional de novo radiation treatment centers in development located in Bolivia, Dominican Republic, North Carolina and South Carolina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

We have been selected by a consortium of leading New York academic medical centers (including Memorial Sloan-Kettering Cancer Center, Beth Israel Medical Center/Continuum Health System, NYU Langone Medical Center, Mt. Sinai Medical Center, and Montefiore Medical Center) to serve as the developer and manager of a proton beam therapy center to be constructed in Manhattan. The project is in the final stages of certificate of need approval. As a result of NY Proton’s continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we are required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party. We have accounted for our interest in the center as an equity method investment. The center is expected to commence operations in late-2016.

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

During the nine months ended September 30, 2014 and 2013, approximately 42% and 45%, respectively, of our U.S. domestic net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by us in business combinations. Goodwill and indefinite life intangible assets are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. As we began to experience some liquidity issues after terminating our previously planned initial public offering, we began to have discussions with an ad hoc group of holders of our outstanding notes.  On July 29, 2014, we entered into a Recapitalization Support Agreement. The Recapitalization Support Agreement set forth the terms through which we expected to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 or (b) consummate a Recapitalization consistent with the material terms and conditions described in the Recapitalization Term Sheet attached to the Recapitalization Support Agreement.

We performed an interim impairment test for goodwill and indefinite-lived intangible assets. We completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeded its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. In accordance with ASC 350, we recorded a preliminary estimated non-cash impairment loss of approximately $182 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014. We completed the second step of the impairment test and recorded an impairment loss of approximately $46.3 million during the quarter ended September 30, 2014.

In addition to the goodwill impairment losses noted above, we recorded an impairment loss of approximately $1.2 million during the third quarter of 2014 related to the write-off of our 33.6% investment interest in a development stage proton therapy center located in New York (“NY Proton”). As a result of NY Proton’s continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we are required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party.

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

For 2012 and 2013, the estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company’s condensed consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if probable of being met. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company’s common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units. The assumed forfeiture rate is based on an average historical forfeiture rate. All outstanding Class EMEP Units and Class L units were canceled without payment to the holder thereof in connect with 21CI’s entry into the Fourth Amended LLC Agreement.

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

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2012 and nine months ended September 30, 2013, we determined that the valuation allowance was approximately $82.3 million, consisting of $70.3 million against federal deferred tax assets and $12.0 million against state deferred tax assets. This represented an increase of $36.8 million. For the year ended December 31, 2013, we determined that the valuation allowance should be $97.4 million, consisting of $87.5 million against federal deferred tax assets and $9.9 million against state deferred tax assets. This represents an increase of $15.1 million in valuation allowance. For the nine months ended September 30, 2014, we determined that the valuation allowance should be $96.8 million consisting of $86.9 million against federal deferred assets and $9.9 million against state deferred tax assets.  This represents a decrease of $0.6 million.

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

During the second and third quarters of 2014, we reached a favorable settlement with the US Internal Revenue Service related to tax years 2007 and 2008 and various state and local jurisdictions related to tax years 2005 through 2012.  As a result, we released $2.1 million of previously recorded reserves.  During the third quarter of 2013, we closed the federal income tax audit related to calendar year 2009 with no material adjustments. We closed the New York State audit for tax years 2006 through 2008 with a favorable result during the first quarter of 2013.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of September 30, 2014, we have interest rate exposure on $90.0 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $0.9 million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, to allow for timely decisions regarding required disclosure. On August 25, 2014, Bryan J. Carey resigned as the President, Chief Financial Officer and Vice Chairman of the Company and from the offices and directorships he held with the Company’s subsidiaries.  We had appointed David Beckman as Interim Chief Financial Officer to serve in that role.  On November 25, 2014, 21C terminated its financial advisory and consulting agreement with FTI Consulting, Inc. Accordingly, pursuant to the terms of the agreement, effective as of December 26, 2014, David Beckman will no longer serve as the Company’s Interim Chief Financial Officer. Joseph Biscardi, the Company’s Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer, will continue to serve as the Company’s principal financial officer.  The functions of Chief Financial Officer will be filled by individuals with significant tenure at 21C, including Richard Lewis, Chief Financial Officer-US Operations (9 years), Mr. Biscardi (17 years), and Frank G. English IV, Vice President-International Finance

and Treasurer (3 years) until such time as a new Chief Financial Officer is appointed. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

As of September 30, 2014, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014. In March 2014, we identified two material weaknesses in our internal communications regarding the identification of and accounting for the loss contingency, along with the related disclosure regarding certain subpoenas we received in February, 2014, from the Office of Inspector General of the Department of Health & Human Services.  We have taken steps since then to remediate the internal control weaknesses, such that at September 30, 2014, our controls over the identification and accounting for loss contingencies operated effectively. We implemented a system of internal controls over financial reporting with respect to the accounting for loss contingencies, including the establishment of a disclosure committee and the assessment of future probable loss contingency accounting and methods.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

We operate in a highly regulated and litigious industry. As a result, we are involved in disputes, litigation, and regulatory matters incidental to our operations, including governmental investigations, personal injury lawsuits, employment claims, and other matters arising out of the normal conduct of business.

Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring ‘‘qui tam,’’ or ‘‘whistleblower,’’ suits against companies that knew or should have known they were submitting false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000, plus three times the amount of damages which the government sustains because of the submission of a false claim. If the Company is found to have violated the False Claims Act, it could also be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. Certain of our facilities have received, and other facilities may receive, inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the Office of Inspector General of the U.S. Department of Health and Human Services (‘‘OIG’’), CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position, results of operations and liquidity.

On February 18, 2014, we were served with subpoenas from the OIG acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain of our employed physicians and performed by us.  We were served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the February 2014 subpoena.  We have recorded a liability for this matter of approximately $4.7 million and $5.1 million that is included in accrued expenses in our condensed consolidated balance sheet as of December 31, 2013 and September 30, 2014, respectively.  The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by us, our review of qualitative and quantitative factors, and our assessment of potential outcomes under different scenarios used to assess our exposure which may be used to determine a potential settlement should we decide not to litigate.  Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, our exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled.  Our estimate of the high-end of the range of exposure is $10.2 million.

We received two Civil Investigative Demands (“CIDs”) from the U.S. Department of Justice (“DOJ”), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, pursuant to the False Claims Act.  The CIDs request information concerning allegations that we knowingly billed for services that were not medically necessary and for services not rendered and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy).  The CIDs cover the period from January 1, 2009 to the present.  Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services.  Our total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for GAMMA services from January 1, 2009 to September 30, 2014 is approximately $64 million.  It is not possible to predict when these matters will be resolved or what impact they might have on our consolidated financial position, results of operations or cash flow.

Based on reviews performed to date, we do not believe that we or our physicians knowingly submitted false claims in violation of applicable statutory or regulatory requirements. We are cooperating fully with the subpoena requests and the DOJ’s investigation.

In addition to the matters described below, we are involved in various legal actions and claims that arise in the ordinary course of our business.  We do not believe that an adverse decision in any of these matters would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision.  We have also added two new risk factors which are the fourth and fifth risk factors set below regarding our planned recapitalization. The other specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of September 30, 2014.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 47.7%, 45.3%, 44.6% and 42.1% of our U.S. net patient service revenue for the years ended December 31, 2011, 2012 and 2013 and for the nine months ended September 30, 2014, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid patients, equaling approximately 2.8%, 2.7%, and 2.7% for the years ended December 31, 2011, 2012 and 2013, respectively. In addition, Medicare Advantage represents approximately 13% of our 2013 U.S. net patient service revenue. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. Following a public comment period, the Centers for Medicare & Medicaid Services (“CMS”) can change these schedules annually and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

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

In the final Medicare 2014 Physician Fee Schedule, CMS did not finalize its proposal to cap certain radiation oncology services at the hospital outpatient department and ambulatory surgical center’s rate. Although CMS did finalize its proposal to revise the Medicare Economic Index (“MEI”) [-2% impact], CMS also incorporated updated relative value units (“RVUs”) for new and existing codes [+3% impact] resulting in a net impact of +1% for radiation oncology overall. Because the MEI policy only applies to freestanding settings, the impact to freestanding centers is approximately flat, while hospital-based radiation oncologists would receive an increase in payment under the final rule.

In the proposed Medicare 2015 Physician Fee Schedule, CMS proposed to reduce payments for radiation oncology by 4% overall.  This reduction related primarily to a proposal to remove the radiation treatment vault as a direct cost input for radiation treatment delivery codes.  Because the proposal only applied to freestanding settings, the cut to freestanding centers would likely have been closer to 5%, while hospital based radiation oncologists would have received an increase in payment under the proposal. In the final Medicare 2015 Physician Fee Schedule, CMS did not finalize its proposal to remove the radiation treatment vault as a direct cost input for radiation treatment delivery codes. As a result, the net impact of the Final Rule to radiation oncology and freestanding radiation therapy centers is approximately neutral overall. In the Final rule, CMS also indicated it would review the family of radiation treatment delivery codes in the CY 2016 Physician Fee Schedule Proposed Rule

Medicare reimbursement rates for all procedures under Medicare ultimately are determined by a formula which takes into account a conversion factor (“CF”) which is updated on an annual basis based on the Sustainable Growth Rate (“SGR”).  For the last several years, the SGR policy has threatened significant cuts to the CF, although Congress has consistently delayed those cuts. On April 1, 2014, the President signed H.R. 4302, the Protecting Access to Medicare Act of 2014 which extended the $35.8228 conversion factor through 2014 and also provided for a zero percent update through March 31, 2015.  If future SGR reductions are not suspended, and if a permanent “doc fix” is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at more than 20%) will take effect on April 1, 2015. Due to budget neutrality requirements from certain policies in the final Medicare 2015 Physician Fee Schedule, the 2015 conversion factor would be slightly adjusted to $35.8013, assuming no SGR cuts.

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

Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring “qui tam,” or “whistleblower,” suits against companies that knowingly submit false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000, plus three times the amount of damages which the government sustains because of the submission of a false claim. In addition, if we are found to have violated the False Claims Act, we could be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. We have received inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”), CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position, results of operations and liquidity.

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

On February 18, 2014, we were served with subpoenas from the OIG acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain of our employed physicians and performed by us.  We were served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the February 2014 subpoena.  We have recorded a liability for this matter of approximately $4.7 million and $5.1 million that is included in accrued expenses in our condensed consolidated balance sheet as of December 31, 2013 and September 30, 2014, respectively.  The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by us, our review of qualitative and quantitative factors, and our assessment of potential outcomes under different scenarios used to assess our exposure which may be used to determine a potential settlement should we decide not to litigate.  Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, our exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled.  Our estimate of the high-end of the range of exposure is $10.2 million.

We received two Civil Investigative Demands (“CIDs”), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the U.S. Department of Justice (“DOJ”) pursuant to the False Claims Act.  The CIDs request information concerning allegations that we knowingly billed for services that were not medically necessary and for services not rendered and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy).  The CIDs cover the period from January 1, 2009 to the present.  Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services.  Our total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for GAMMA services from January 1, 2009 to September 30, 2014 is approximately $64 million.  It is not possible to predict when these matters will be resolved or what impact they might have on our consolidated financial position, results of operations or cash flow.

Based on reviews performed to date, we do not believe that we or our physicians knowingly submitted false claims in violation of applicable statutory or regulatory requirements. We are cooperating fully with the subpoena requests and the DOJ’s investigation.

Our substantial debt could adversely affect our financial condition.

We have $1.0 billion of total debt outstanding as of September 30, 2014. Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

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

During January 2014 the Argentinean Peso exchange rate against the U.S. Dollar increased by approximately 23%, from 6.52 Argentinean Pesos per U.S. Dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. Dollar. As of September 30, 2014, the Argentinean Peso exchange rate was 8.48 Argentine Pesos per U.S. Dollar.

Our international subsidiaries accounted for $71.3 million and $67.7 million or 9.4% and 12.7%, of our total revenues for the nine months ended September 30, 2014 and 2013, respectively.

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

In addition, in March 2014, we identified two material weaknesses in our internal communications regarding the identification of and accounting for the loss contingency, along with the related disclosure regarding certain subpoenas we received in February, 2014, from the Office of Inspector General of the Department of Health & Human Services.  We have taken steps since then to remediate the internal control weaknesses, such that at September 30, 2014, our controls over the identification and accounting for loss contingencies operated effectively. We implemented a system of internal controls over financial reporting with respect to the accounting for loss contingencies, including the establishment of a disclosure committee and the assessment of future probable loss contingency accounting and methods. While we have implemented the procedures described above and will continue to take further steps in the near future to strengthen further our internal controls, there can be no assurance that we will not identify control deficiencies in the future or that such deficiencies will not have a material impact on our operating results or financial statements.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2014, we issued to Canada Pension Plan Investment Board, in a private placement, an aggregate of 385,000 newly issued shares of our Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), for a purchase price of $325.0 million.

As further described in Note 14 to our condensed consolidated financial statements, a portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under our revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(a)               On August 25, 2014, Bryan J. Carey resigned as the President, Chief Financial Officer and Vice Chairman of the Company, as a member of the Company’s board of directors, and from the offices and directorships he held with the Company’s subsidiaries.  His resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On August 25, 2014, David Beckman was appointed Interim Chief Financial Officer of the Company.  Since 2002, Mr. Beckman has served as a Senior Managing Director with FTI Consulting, Inc., a global business advisory firm.  Prior to FTI Consulting, Mr. Beckman was a partner in the U.S. division of PricewaterhouseCoopers’ Business Recovery Services practice.  Mr. Beckman was with PricewaterhouseCoopers from 1985 to 2002.  Mr. Beckman completed an M.S., A.B.T. in mineral economics and a B.S. in chemical and petroleum refining engineering from the Colorado School of Mines.  On November 25, 2014, the Company terminated its financial advisory and consulting agreement with FTI Consulting, Inc. Accordingly, pursuant to the terms of the agreement, effective as of December 26, 2014, David Beckman will no longer serve as the Company’s Interim Chief Financial Officer. Joseph Biscardi, the Company’s Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer, will continue to serve as the Company’s principal financial officer. The functions of Chief Financial Officer will be filled by individuals with significant tenure at 21C, including Richard Lewis, Chief Financial Officer-US Operations (9 years), Mr. Biscardi (17 years), and Frank G. English IV, Vice President-International Finance and Treasurer (3 years) until such time as a new Chief Financial Officer is appointed.

On August 25, 2014, Brian F. Cassady was appointed as a member of the Company’s board of directors as result of the recapitalization support agreement.  On September 26, 2014, the Company, in connection with the issuance by the Company of its Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), entered into the Second Amended and Restated Securityholders Agreement, which, among other things, provides that the Company’s Board of Directors (the “Board”) is to be comprised of, in part, two directors nominated by the holders of a majority of the outstanding Series A Preferred Stock (the “Majority Preferred Holders”). In connection therewith, Brian Cassady and James H. Rubenstein resigned from the Board, effective September 26, 2014 and September 25, 2014, respectively, and Christian Hensley and Scott Lawrence, the Majority Preferred Holders’ nominees, were elected to the Board, effective September 26, 2014. Mr. Hensley has also been named to the Board’s Executive Committee, Audit/Compliance Committee and Capital Allocation Committee, and Mr. Lawrence has been named to the Compensation Committee.

As part of the Company’s overall plan for the cost-cutting and consolidation of corporate services and overhead, the Company has determined not to renew the office lease for its Great Neck, New York based legal department when the lease expires at the end of this year, and instead to relocate the legal department to its corporate headquarters in Ft. Myers, Florida. All key members of the legal department will be offered the opportunity to relocate to Ft. Myers. The Company’s Executive Vice President and General Counsel, Norton L. Travis, whose employment agreement provides that he will be based in New York and not be required to relocate, has advised the Company that, for personal and family reasons, he will not relocate to Ft. Myers. As a result, the Company and Mr. Travis have mutually agreed that effective as of December 31, 2014, Mr. Travis will resign as the Company’s Executive Vice President and General Counsel, and assume a new role as a consultant to the Company to assist in the transition of the Company’s legal services. The Company is extremely grateful for Mr. Travis’ many years of service, as well as his willingness to assist us in the consolidation and transition.

(b)                 None.

Item 6.      Exhibits.

Exhibit Number	Description

3.1

Certificate of Amendment, dated September 25, 2014, of the Certificate of Incorporation of 21st Century Oncology Holdings, Inc., incorporated by reference to Exhibit 3.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2014.

3.2

Certificate of Designation, dated September 26, 2014, of Series A Convertible Preferred Stock of 21st Century Oncology Holdings, Inc., incorporated by reference to Exhibit 3.2 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2014.

3.3	Amendment to Certificate of Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of 21st Century Oncology Holdings, Inc, dated November 11, 2014.

10.1

Subscription Agreement, dated September 26, 2014, by and among 21st Century Oncology Investments, LLC, 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc. and Canada Pension Plan Investment Board, incorporated by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2014.

10.2

Fifth Amended and Restated Limited Liability Company Agreement, dated effective September 26, 2014, of 21st Century Oncology Investments, LLC, incorporated by reference to Exhibit 10.4 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2014.

10.3

Second Amended and Restated Securityholders Agreement, dated as of September 26, 2014, by and among 21st Century Oncology Investments, LLC, 21st Century Oncology Holdings, Inc. and the other parties thereto, incorporated by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2014.

10.4	Warrant Agreement, incorporated by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2014.

10.5

Amended and Restated Management Agreement, dated September 26, 2014, by and among 21st Century Oncology, Inc., 21st Century Oncology Holdings, Inc., 21st Century Oncology Investments, LLC and Vestar Capital Partners.

10.6	Form of Directors and Officers Indemnification Agreement.

10.7

Amendment to Executive Employment Agreement, dated September 25, 2014, by and among 21st Century Oncology Holdings, Inc. f/k/a Radiation Therapy Services Holdings, Inc., 21st Century Oncology, Inc. f/k/a Radiation Therapy Services, Inc. and Howard Sheridan, M.D.

10.8

Amendment to Second Amended and Restated Executive Employment Agreement, dated September 25, 2014, by and among 21st Century Oncology Holdings, Inc. and Daniel E. Dosoretz, M.D., incorporated by reference to Exhibit 10.5 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2014.

10.9

Amendment to Executive Employment Agreement, dated September 24, 2014, by among 21st Century Oncology Holdings, Inc. f/k/a Radiation Therapy Services Holdings, Inc., 21st Century Oncology, Inc. f/k/a Radiation Therapy Services, Inc. and James H. Rubenstein, M.D.

10.10	Second Amendment to Physician Employment Agreement, dated September 24, 2014, by and between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and James H. Rubenstein, M.D.

10.11	Sixth Amendment to Physician’s Employment Agreement, dated August 2014, by and between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Eduardo Fernandez, M.D.

10.12	Amendment No. 8 to Physician’s Employment Agreement, dated July 2014, by and between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Constantine Mantz, M.D.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from 21st Century Oncology Holdings, Inc. Quarterly Report on Form 10-Q for the period September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at September 30, 2014 and December 31, 2013 (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (iv) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Date: February 5, 2015
	By:	/s/ JOSEPH BISCARDI
Joseph Biscardi
SVP, Assistant Treasurer,
Controller and Chief Accounting Officer