Form 10-K
period 2014-12-31
21st Century Oncology Holdings, Inc.
filed 2015-03-27
CIK 1503518

Use these links to rapidly review the document

21ST CENTURY ONCOLOGY HOLDINGS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          As of March 1, 2015, there were 1,028 shares of the registrant's common stock, $0.01 par value per share, issued and outstanding, all of which are 100% owned by 21st Century Oncology Investments, LLC.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

FORWARD-LOOKING STATEMENTS

        Some of the information set forth in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "plans," "believe," "anticipate," "project," "intend," "could," "estimate," or "continue," "may increase," "may fluctuate," and similar expressions or variations, and are based on the beliefs and assumptions of our management based on information then currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks discussed herein under the heading "Risk Factors." We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

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

        We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of December 31, 2014, was comprised of approximately 794 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, and urology. Our physicians provide medical services at approximately 391 locations, including our 180 radiation therapy centers, of which 50 operate in partnership with health systems. Our cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 16 states. Our 36 international treatment centers in six Latin American markets are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets.

        Our operating philosophy is to provide academic center level care to cancer patients in a community setting. To act on this philosophy, we employ or affiliate with leading physicians and provide them with the advanced medical technology necessary to achieve optimal outcomes. In support of our physicians, we develop and invest in medical management software, training programs and business enterprise systems to allow for rapid diffusion of clinical initiatives resulting in continuous quality improvement. In addition, we maintain strong research relationships with academic centers of excellence and research groups, providing us with access to cutting edge treatments and allowing us to make them available to our patients years in advance of their commercial introduction. As a result, we attract and retain talented physician leaders by providing opportunities to work in a stimulating clinical environment designed to deliver high quality patient care.

        Our Company was founded in 1983 by a group of physicians that came together to deliver academic level quality radiation therapy at the community level. With significant investment in clinical programs, operating infrastructure and business systems, we expanded our delivery of sophisticated radiation therapy services domestically and then globally. Given the changing healthcare landscape, increased focus on lower cost, higher quality care and the potential for value-based reimbursement, we built a complete and integrated cancer care platform to better meet the needs of patients, physicians and payers. We proactively broadened our provision of care to include a full spectrum of cancer care services by employing and affiliating with physicians in the related specialties of medical oncology, breast, gynecological and general surgery, urology and primary care. This innovative approach to cancer care through our ICC model enables us to collaborate across our physician base, integrate services and payments for related medical needs and disseminate best practices. We believe this results in better cancer care to patients, a stronger presence in each market we serve and the ability to capitalize on changes and developments in the payment and delivery landscape.

        We have demonstrated an ability to grow our business through various environments, and we believe our business is poised for accelerated success given the current industry focus on delivering high quality care in a lower cost setting. The key components of our business model include:

  •
  Differentiated Scale—We are approximately 2.6 times larger than our next largest competitor, based on average treatments per day. Domestically, we treat over 23,000 cases and perform over 790,000 treatments annually. As a result of our scale, we believe we have a higher level of efficiency and clinical and operational sophistication that health systems seek in partners and payers seek for in contracts. In addition, our scale makes us the destination of choice for acquisition candidates and physicians pursuing alignment with larger enterprises.

  •
  Integrated Cancer Care Model—Developed to further penetrate existing markets and provide for enhanced clinical care, we believe our ICC model positions us as a key partner for payers, physicians and hospital systems today and to become an important part of any clinical enterprise of the future that seeks superior outcomes at predictable and affordable costs.

  •
  Health System Partnerships—Capitalized on the trend of health systems leveraging partners to improve their oncology service offering and help manage the strategic, operational and financial challenges stemming from healthcare reform. These challenges include the pressure to contain healthcare costs, align with key physician resources and manage competitive demands for capital.

  •
  Collaborative Payment Arrangements—Proactively developed collaborative relationships with key payers and industry participants to create alternative payment mechanisms to reduce cost and improve quality. For example, we developed and implemented the nation's first bundled payment radiation therapy program with a national private payer.

        In addition to our demonstrated success in varied environments, we have capitalized on the strength and breadth of our platform to develop new growth opportunities. Examples of such initiatives include our entry into and growth in international markets and our development and monetization of unique value-added services.

  •
  Entry Into and Expansion in International Markets—In 2011, we acquired and partnered with the highly sophisticated management team of Medical Developers, LLC ("MDLLC"), the largest company in Latin America dedicated to radiation therapy. This investment was very attractive due to the demand created by a significantly underserved patient population, increased detection, a growing middle-class and expanded insurance access. MDLLC provided us an opportunity for enhanced growth rates and diversified payment sources.

  •
  Value-Added Services—Developed new revenue sources by leveraging our internally developed capabilities and resources including technology, clinical protocols, physician breadth and expertise and care management services. This provides diversifying revenue lines for us and often serves as an entry point for new geographies and customer relationships. For example, our CarePoint service line leverages our cancer care management capabilities to provide a range of solutions up to and including comprehensive oncology care management solutions to insurers or other entities that are financially responsible for the health of defined populations.

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

  •
  Physicians—We believe physicians choose to join us because of our physician-focused culture, best-in-class clinical and research platform focused on oncology and affiliations with leading academic programs. Physician income is typically enhanced at the Company due to the breadth of our services, our focus on technology, the benefits of our ICC model and our scale.

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

  •
  Health Systems—We believe health systems choose to partner with us due to our shared operating philosophy, enhanced patient care, strong physician leadership and ICC approach, all of which lead to a superior ability to attract and retain key specialists. We provide a flexible approach to health system partnerships which can include joint ventures, management agreements, hospital-based and/or freestanding locations and fully outsourced relationships.

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

        For the year ended December 31, 2014, we generated total revenues of $1.0 billion. During this time period, 90.3% of our net revenue was derived in North America, and 9.7% in Latin America.

        In October 2013, we closed on our acquisition of OnCure Holdings, Inc. (together with its subsidiaries, "OnCure"), which comprises 33 radiation therapy centers and 11 radiation oncology physician groups in Florida, California and Indiana (the "OnCure Acquisition"). In addition, on February 10, 2014, we completed our investment in Florida-based SFRO Holdings, LLC (together with its subsidiaries, "SFRO"), acquiring 65% of the equity interests in SFRO, increasing the number of our radiation therapy treatment centers by 21 and adding 88 additional ICC and radiation oncology physicians (the "SFRO Joint Venture").

        We were incorporated on October 9, 2007 under the name Radiation Therapy Services Holdings, Inc. and currently exist as a Delaware corporation. On December 5, 2013, we changed our name to 21st Century Oncology Holdings, Inc. Our business was originally formed in 1983. On February 21, 2008, we consummated the merger of a wholly owned subsidiary of 21CH with and into 21C, with 21C as the surviving corporation and as wholly owned subsidiary of 21CH (the "Merger"). We were acquired in 2008 pursuant to the Merger by affiliates of Vestar Capital Partners ("Vestar"). Our principal executive office is located at 2270 Colonial Boulevard, Fort Myers, Florida 33907 and our telephone number is (239) 931-7275. The address of our main website is www.21co.com.

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

        We believe we are well-positioned to benefit from other major trends currently affecting the healthcare services markets in which we compete, including:

Focus on Cost Containment in Healthcare

        Rising healthcare costs have continued to strain federal, state and local, as well as employer and patient budgets. In addition, domestic cancer costs are projected to grow from $125 billion in 2010 to $207 billion by 2020, and oncology is typically one of the top two largest cost categories for health plans. Efficient management of cancer care across the patient continuum through utilizing more efficient outpatient settings, which can cost less for commercial payers than other alternatives, and coordination across medical disciplines represents a significant opportunity to contain and reduce overall healthcare costs while improving quality and outcomes. In addition, newly developed health insurance exchanges may ultimately present a significant opportunity for us, as payers look to contract with high quality, low cost providers in local markets. We believe we are well positioned to benefit from this trend as the largest provider of lower cost, convenient and high clinical quality cancer care service in outpatient settings. This will also be of increased importance as patients have an increased responsibility for their healthcare costs.

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

Dynamics Impacting Health Systems

        Many hospitals and health systems recognize the strategic, operational and financial challenges stemming from healthcare reform, the burgeoning efforts to contain healthcare costs, and growing consumer preference for treatment in more comfortable community care settings. In response, many health systems are developing strategies to reduce operating costs, align with physicians, create additional service lines, expand their geographic footprint and service locations and prepare for new value-based payment models. A growing number of health systems are entering into strategic partnerships with select provider organizations, such as ours, in order to achieve these goals.

Continued Provider Consolidation Driven by Changing Environment

        Consolidation among healthcare providers, including facility operators and clinicians, is expected to continue due to increasing cost pressure and greater complexities as well as requirements imposed by new payment, reporting and delivery systems. Independent physicians are increasingly finding employment in hospitals or affiliating with larger group practices like ours. In addition, recent reimbursement cuts in our industry, coupled with the high cost of technology and the necessity of coordination of care, have contributed to a more rapid pace of consolidation relative to prior years.

        The radiation therapy and related physician specialist landscape is highly fragmented. In 2013, there were approximately 2,340 locations providing radiation therapy in the United States, of which approximately 1,100 were freestanding, or non-hospital based, treatment centers. The Company holds approximately 13% of the freestanding market. It is estimated that there are approximately 793,000 physicians in the United States today, of which 36% remain independent as compared to approximately 50% a decade ago. The Latin American radiation therapy market is similarly fragmented with most competition coming from hospitals and smaller local groups. In Argentina, we are the largest radiation therapy provider. In the majority of other Latin American markets that we serve, we are the number one or number two provider.

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

        We have started beta testing adaptive radiotherapy, a sophisticated technology that allows for near real-time adaptation of radiation dose delivery to anatomic changes that occur during a treatment course, and have created an internal development group to focus on refining and commercializing this future critical technology.

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
Stereotactic Radiosurgery

A process of delivering highly precise, high-dose radiation to small tumors. Stereotactic radiosurgery utilizes additional treatment technologies to deliver treatment with greater precision and accuracy than either intensity modulated radiation therapy ("IMRT") or conformal therapy. Historically, stereotactic radiosurgery was used for brain tumors, but recent advancements in imaging and radiation delivery technologies have allowed for expanding applications of this technology to the treatment of extra-cranial cancers.

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

Advanced Services Used with External Beam Therapies
Image Guided Radiation Therapy	Enables radiation oncologists to utilize x-ray imaging at the time of treatment to identify the exact position of the tumor within the patient's body and adjust the radiation beam to that position for better accuracy of treatment delivery.

Technologies	Description
Gamma Function	A proprietary capability that enables precise calculation of the actual amount of radiation dose delivered during a treatment. Gamma Function also enables the quantitative comparison between the actual radiation dose delivered and the planned radiation dose. This technology furthermore reports discrepancies in planned-to-actual dose to the physician and provides useful information to assist in the physician's clinical decision-making.
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

Continue to Pursue Our Acquisition Strategy

        Acquisitions and joint ventures are important parts of our expansion plans, and we have invested in the tools and infrastructure to capitalize on these opportunities. The landscape of radiation therapy and related physician specialists is highly fragmented. In 2013, there were approximately 2,340 locations providing radiation therapy in the United States, of which approximately 1,100 were freestanding, or non-hospital based, treatment centers. The Company holds approximately 13% of the freestanding market. In a broader trend, it is estimated that there are approximately 793,000 physicians in the United States today, of which 36% remain independent as compared to over 50% a decade ago. The Latin American radiation therapy market is similarly fragmented with most competition coming from hospitals and smaller local groups.

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

Generate Additional Sources of Revenue from Value Added Services

        Capitalizing on our network, our long history and the breadth of our products and services, we have developed new value added services that we expect will generate additional sources of revenue outside the reimbursement system. Examples include management of the oncology service line in hospitals, participation in clinical trials and monetization of our historical data.

Operations

        We have over 30 years of experience operating radiation treatment centers and over time have increasingly affiliated with physicians and other cancer care specialists. We have developed an integrated operating model, which is comprised of the following key elements:

Treatment Center Operations

        Our treatment centers are designed to deliver high-quality radiation therapy in a patient-friendly environment. A treatment center typically has one or two linear accelerators, with additional rooms for simulators, CT scans, physician offices, film processing and physics functions. In addition, treatment centers include a patient waiting room, dressing rooms, exam rooms and hospitality rooms, all of which are designed to minimize patient discomfort. As of December 31, 2014, in 22 of our treatment centers other cancer care specialists are co-located with our radiation therapy specialists.

        Cancer patients referred to one of our radiation oncologists are provided with an initial consultation, which includes an evaluation of the patient's condition to determine if radiation therapy is appropriate. If radiation therapy is selected as a method of treatment, the medical staff engages in clinical treatment planning. Clinical treatment planning utilizes x-rays, CT imaging, ultrasound, PET imaging and, in many cases, advanced computerized 3-D conformal imaging programs, in order to locate the tumor, determine the best treatment modality and the treatment's optimal radiation dosage, and select the appropriate treatment regimen.

Standardized Operating Procedures

        We have developed standardized operating procedures for our treatment centers in order to ensure that our professionals are able to operate uniformly and efficiently. Our manuals, policies and procedures are refined and modified as needed to increase productivity and efficiency and to provide for the safety of our employees and patients. We believe that our standard operating procedures facilitate the interaction of physicians, physicists, dosimetrists, radiation therapists and other employees and permit the interchange of employees among our treatment centers. In addition, standardized procedures facilitate the training of new employees. The quality of our operating and related quality assurance procedures has been recognized by the accrediting bodies in our field, namely the American College of Radiology ("ACR") and the American College of Radiation Oncology.

Coding and Billing

        Coding involves the translation of data from a patient's medical chart to our billing system for submission to third-party payers. Our treatment centers provide radiation therapy services under approximately 60 different professional and technical codes, which determine reimbursement. Our Chief Medical Officer, Chief Compliance Officer and certified professional coders work together to establish universal coding and billing rules and procedures. In each treatment center, our certified coders are in charge of executing these rules and procedures. To provide an external check on the integrity of the coding process, we conduct internal audits and periodically retain the services of an external consultant to review and assess our coding procedures and processes. Billing and collection functions are performed centrally. In an effort to improve collections, we have increased efforts to confirm patient eligibility with payers, verify insurance coverage, and facilitate payment plans.

Management Information Systems

        We utilize centralized management information systems to closely monitor each treatment center's operations and financial performance. Our systems track patient data, physician productivity, coding, and billing. The systems allow us to perform budget analyses, historical financial comparisons, and treatment center benchmarking, enabling management to actively evaluate performance. We have also developed a proprietary image and text retrieval system, which facilitates the storage and review of patient medical charts and films. We periodically review our management information systems for possible refinements.

Maintenance and Physics Departments

        We have established maintenance and physics departments to standardize the acquisition, installation, calibration, use, maintenance and replacement of our linear accelerators, simulators and related equipment. Our engineers, in conjunction with manufacturers' representatives, perform preventive maintenance, repairs and installations. This enables our treatment centers to ensure quality, maximize equipment productivity and minimize downtime. Our physicists monitor and test the accuracy and integrity of each of our linear accelerators on a regular basis to ensure the safety and effectiveness of patient treatment. This testing also helps ensure that the linear accelerators are uniformly and properly calibrated. Independent machine verifications are done annually using the services provided by the M.D. Anderson Radiation Physics Center.

Total Quality Management Program

        We strive to achieve total quality management throughout our organization. Our treatment centers have a standardized total quality management program consisting of programs that monitor the design of the individual treatment plans, and that ensure the validation of radiation therapy equipment. Each of our new radiation oncologists is assigned to a senior radiation oncologist who reviews each patient's course of treatment. Furthermore, the data in our patient database is used to evaluate patient outcomes and to modify treatment patterns as necessary to improve patient care. We also utilize patient questionnaires to monitor patient satisfaction. Using the data from these questionnaires, as well as third-party data, we assign each of our physicians and centers a patient satisfaction score, which helps us identify opportunities for improvement and better understand best practices within our treatment centers.

Clinical Research

        We believe that a well-managed clinical research program enhances the reputation of our physicians and our ability to recruit new cancer specialists. Our treatment centers participate in national cooperative group trials and we have a full-time, in-house research staff. We maintain a proprietary database of information on over 158,000 patients. The data collected includes information on tumor characteristics which can be used to conduct research, measure quality outcomes and improve patient care. In 2014, our radiation oncologists published approximately 830 articles in peer reviewed journals and periodicals.

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

Educational Initiatives

        In 1989, we founded The Radiation Therapy School for Radiation Therapy Technology, which is accredited by the Joint Review Committee on Education in Radiologic Technology. The school trains individuals to become radiation therapists. Upon graduation, students become eligible to take the national registry examination administered by the American Registry of Radiologic Technologists. Since opening in 1989, the school has produced 159 graduates, 75 of whom are currently employed by us.

        Recognizing a growing need for individuals trained in treatment planning, we founded a Training Program for Medical Dosimetry in 2005. As of December 31, 2014, a total of 22 students have completed or are in the process of completing the program in dosimetry.

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

Compliance Program

        We have a compliance program that is consistent with guidelines issued by the Office of Inspector General of the U.S. Department of Health and Human Services (the "OIG"). As part of this compliance program, we adopted a code of ethics and have a full-time compliance officer. Our program includes an anonymous hotline reporting system, compliance training programs, auditing and monitoring programs and a disciplinary system to enforce our code of ethics and other compliance policies. Auditing and monitoring activities include claims preparation and submission and also cover issues such as coding, billing, regulatory compliance and financial arrangements with physicians. These areas are also the focus of our specialized training programs.

Treatment Centers

        As of December 31, 2014, we owned, operated and managed 180 treatment centers in our 6 domestic divisions and our international markets of which:

  •
  34 were internally developed;

  •
  135 were acquired (including three which were transitioned from professional/other to freestanding); and

  •
  11 are operated under professional and other service arrangements.

        Of the 180 total centers, 50 are operated in partnership with health systems and other clinics and community-based sites. In the United States, 40 of these centers are either based on a hospital campus or affiliated with a hospital system, and in Latin America, 10 of these centers are either based on a hospital campus or affiliated with a hospital system.

Internally Developed

        As of December 31, 2014, we operated 34 internally developed treatment centers located in Alabama, Argentina, Arizona, California, El Salvador, Florida, Massachusetts, Michigan, Nevada, New Jersey, New York and Rhode Island. In 2013, we opened a de novo treatment center in Troy, Michigan and in Argentina. In 2014, we opened a de novo facility in Riverhead, New York. Our newly developed treatment centers typically achieve positive cash flow within six to fifteen months after opening.

Acquired Treatment Centers

        As of December 31, 2014, we operated 135 acquired treatment centers located in Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina and West Virginia, including 33 acquired treatment centers in South America, Central America, Mexico and the Caribbean. Since January 1, 2012, we have acquired 64 treatment centers. Of the 64 acquired treatment centers, two were acquired in 2012, 37 were acquired in 2013, and 25 were acquired in 2014. As part of our ongoing acquisition strategy, we continually evaluate potential opportunities.

Professional and Other Group Treatment Centers

        As of December 31, 2014, we operated 11 of our treatment centers pursuant to professional and other service arrangements. A professional corporation owned by certain of our equityholders provides the radiation oncologists for our professional/other treatment centers in Mohawk Valley—New York. In connection with certain of our professional/other treatment center services, we provide technical and administrative services. Professional services in our North Carolina professional/other center are provided by physicians employed by a professional corporation owned by certain of our officers, directors and equityholders. Professional services consist of services provided by radiation oncologists to patients. Technical services consist of the non-professional services provided by us in connection with radiation treatments administered to patients. Administrative services consist of services provided by us to the professional/other center. The contracts under which the professional/other treatment centers are provided service are generally three to seven years with terms for renewal.

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

California, Massachusetts, Michigan, Nevada, New York and North Carolina Treatment Centers

        Many states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina prohibit us from employing radiation oncologists. As a result, we operate our treatment centers in such states pursuant to administrative services agreements between professional corporations and our wholly owned subsidiaries. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, our treatment centers are operated as physician office practices. We typically provide technical services to these treatment centers in addition to our administrative services. For the years ended December 31, 2012, 2013 and 2014 approximately 19.4%, 18.4% and 14.7% of our net patient service revenue, respectively, was generated by professional corporations with which we have administrative services agreements. The professional corporations with which we have administrative services agreements in California, Massachusetts, Michigan, Nevada, New York and North Carolina are owned by certain of our directors, physicians and equityholders, who are licensed to practice medicine in the respective state.

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

        As a result of the OnCure Acquisition, in several markets we rely on physician practices to provide our services. Following our acquisition of OnCure, we assumed the Management Services Agreements ("MSAs") previously in place between OnCure and most of its managed practices. Under the MSAs, OnCure provides the necessary medical and office equipment, clinical and operating staff (other than physicians) and office space and leasehold improvements, as well as general management and billing/collection services, in exchange for a management fee based on a percentage of the practice's revenues or earnings before interest, taxes, depreciation and amortization ("EBITDA").

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

        We have a physician liaison program whereby such personnel inform both potential and existing referring physicians about the variety and advanced nature of the radiation therapy services our affiliated radiation oncologists can offer to their patients. As of December 31, 2014 we have 25 physician liaisons.

Employees

        As of December 31, 2014, we employed approximately 4,630 employees, including approximately 856 employees in our international markets. As of December 31, 2014, we were affiliated with 175 radiation oncologists in the United States that were employed or under contract with us or our affiliated professional corporations. We do not employ any radiation oncologists in California, Massachusetts, Michigan, Nevada, New York or North Carolina due to the laws and regulations in effect in these states. None of our employees in our domestic markets are a party to a collective bargaining agreement. Approximately 420 employees in our international markets are covered by a collective bargaining agreement with the Health Care Providers Union corresponding to the agreement N° 108/75. The agreement does not have a fixed term, although payment increase is negotiated every year by the labor union. There currently is a nationwide shortage of radiation oncologists and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate and manage our treatment centers. In addition to our radiation oncologists, we currently employ in the United States, 173 urologists, 50 surgeons and surgical oncologists, 43 medical oncologists and eight gynecological and other oncologists, five pathologists, 10 pulmonologists, and three dermatologists.

Seasonality

        Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods. As of December 31, 2014, 62 of our 144 U.S. radiation treatment centers are located in Florida.

Insurance

        We are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient for our operations. We maintain professional malpractice liability insurance that provides primary coverage on a claims-made basis per incident and in annual aggregate amounts. Our professional malpractice liability insurance coverage is provided by an insurance company owned by certain of our directors, executive officers and equityholders. The malpractice insurance provided by this insurance company varies in coverage limits for individual physicians. The insurance company is also reinsured for excess claims-made coverage through Lloyd's of London. In addition, we currently maintain multiple layers of umbrella coverage through our commercial general liability insurance policies. We also maintain insurance for Directors and Officers liability insurance; employment practices liability insurance; and fiduciary liability insurance.

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

  •
  fee-splitting;

  •
  corporate practice of medicine;

  •
  antitrust;

  •
  licensing; and

  •
  certificates of need.

        A violation of these laws could result in significant civil and criminal penalties, the refund of monies paid by government and/or private payers, exclusion of the physician, the practice or us from participation in Medicare and Medicaid programs and/or the loss of a physician's license to practice medicine. We exercise care in our efforts to structure our arrangements and our practices to comply with applicable federal and state laws. We have an Audit and Compliance Committee and a Corporate Compliance Program in place to review our practices and procedures. Although we believe we are in material compliance with all applicable laws, these laws are complex and a review of our practices by a court, or law enforcement or regulatory authority could result in an adverse determination that could harm our business. Furthermore, the laws applicable to us are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business. No assurance can be given that we will be able to comply with any future laws or regulations.

        We estimate that approximately 45%, 45% and 42% of our net patient service revenue for 2012, 2013 and 2014, respectively, consisted of reimbursements from Medicaid and Medicare government programs. In order to be certified to participate in the Medicare and Medicaid programs, each provider must meet applicable conditions of participation and regulations relating to, among other things, operating policies and procedures, maintenance of equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. Our treatment centers are certified to participate in the Medicare and Medicaid programs.

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

        A False Claims lawsuit may be brought by the government or by a private individual by means of a "qui tam" action. A whistleblower shares in the proceeds of the case, typically being awarded between 15 and 25 percent of the proceeds. Such lawsuits have increased significantly in recent years. In addition, the federal government has engaged a number of non governmental-audit organizations to assist it in tracking and recovering false claims for healthcare services.

        If we were ever found to have violated the False Claims Act, we would likely be required to make significant payments to the government (including treble damages and per claim penalties in addition to the reimbursements previously collected) and could be excluded from participating in Medicare,

Medicaid and other government healthcare programs. Many states have similar false claims statutes. Healthcare fraud is a priority of the U.S. Department of Justice (the "DOJ"), the OIG and the Federal Bureau of Investigation which continue to devote a significant amount of resources to investigating healthcare fraud. State Medicaid agencies also have similar fraud and abuse authority, and many states have enacted laws similar to the federal False Claims Act.

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

        The U.S. Department of Health and Human Services ("DHHS") has discretion in setting the amount of a civil monetary penalty, and may waive it entirely for violations due to reasonable cause and not willful neglect if the payment would be excessive relative to the violation. A civil monetary penalty is waived entirely for failures due to reasonable cause that are corrected during a 30-day grace period. The regulations also provide for an affirmative defense if a covered entity can show that the violation was not due to willful neglect and was corrected within the 30-day grace period or an additional period deemed appropriate by the DHHS. Reasonable cause means an act or omission in which a covered entity or business associate knew, or by reasonable diligence would have known, that the act or omission was a HIPAA violation, but one in which the covered entity or business associate did not act with willful neglect. Willful neglect is defined as conscious, intentional failure or reckless indifference to the obligation to comply. The factors to be considered in determining the amount of the penalty include the nature and circumstances of the violation, the degree of culpability, the history of other violations, and the extent of the resulting harm.

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

Federal Self-Referral Law (The Stark Law)

        We are also subject to federal and state statutes banning payments and assigning penalties for referrals by physicians to healthcare providers with whom the physicians (or close family members) have a financial relationship. The Stark Law prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by Medicare if the physician (or close family members) has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. The designated health services covered by the law include radiology services, infusion therapy, radiation therapy and supplies, clinical laboratory, diagnostic imaging, outpatient prescription drugs and hospital services, among others. In addition to the conduct directly prohibited by the law, the statute also prohibits "circumvention schemes," that are designed to obtain referrals indirectly that cannot be made directly. The regulatory framework of the Stark Law is to first prohibit all referrals from physicians to entities for Medicare designated health services ("DHS") and then to except certain types of arrangements from that broad general prohibition.

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

 Reimbursement

        We derived approximately 45%, 45% and 42% of our net patient service revenue for the years ended December 31, 2012, 2013 and 2014, respectively, from payments made by government sponsored healthcare programs. We provide a full range of services, some of which are reimbursed as "professional" services, and some of which are reimbursed as "technical" services. Those services include the initial consultation, clinical treatment planning, simulation, medical radiation physics, dosimetry, treatment devices, special services and clinical treatment management procedures.

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

Recent Developments

Northwest Cancer Clinic Joint Venture and Rhode Island radiation facility acquisition

        On January 2, 2015, our wholly owned subsidiary, 21st Century Oncology of Washington, LLC, entered into a joint venture with Northwest Cancer Clinic, LLC ("NWCC"). 21st Century Oncology of Washington, LLC owns 80% in the newly formed joint venture entity, and NWCC's current physician leader, Sheila Rege, M.D., will hold a 20% equity interest in the newly-formed entity. The strategic alliance with NWCC and our partnership with its highly regarded physicians in a joint effort to continue to provide superior quality cancer care to patients in the Tri-Cities area. This transaction both expands 21C's geographical reach into a new market, further broadening our ability to deliver best-in-class cancer care, and to align ourselves with key physicians who share our vision. Through the alliance in a radiation oncology facility located in Kennewick, WA, 21C will enter into a new market in the Northwestern U.S., one of the fastest growing regions in the country, with future expansion opportunities via satellite offices in the region. Our NWCC partnership will enable us to deliver the best integrated cancer care at academic quality while providing unparalleled value to our growing patient population worldwide.

        On January 6, 2015, we acquired the assets of a radiation oncology practice located in Warwick, Rhode Island. This acquisition further expands our presence in Rhode Island.

        We believe that both the Northwest Cancer Clinic Joint Venture and Rhode Island radiation facility acquisition provide us an opportunity to further leverage our infrastructure, contracting, technology and footprint to achieve significant operating synergies, broaden and deepen our ability to offer advanced cancer care to patients throughout the United States and offer expansion opportunities for our ICC model across the Company.

        As a result of our recently completed transactions, we now operate 182 treatment centers, including 146 centers located in 17 U.S. states.

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

        Our corporate website is www.21co.com and we make available copies of our filings under the Exchange Act, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q , Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our website, free of charge, under the heading "SEC Filings", as soon as reasonably practicable after such material is filed or furnished to the SEC. The information contained on the website is not part of this Annual Report on Form 10-K and is not incorporated into this Annual Report on Form 10-K by reference.

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

        Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 45%, 45% and 42% of our U.S. net patient service revenue for the years ended December 31, 2012, 2013 and 2014, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid patients, equaling approximately 2.7%, 2.7%, and 2.2% for the years ended December 31, 2012, 2013 and 2014, respectively. In addition, Medicare Advantage represents approximately 13% of our 2014 U.S. net patient service revenue. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. Following a public comment period, the Centers for Medicare and Medicaid Services ("CMS") can change these schedules annually and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

        In the final Medicare 2013 Physician Fee Schedule, CMS reduced payments for radiation oncology by 7%. Total gross reductions in the final rule were offset by a 2% increase due to certain other revised radiation oncology codes, which resulted in a total net reduction to radiation oncology of 7%.

        In the final Medicare 2014 Physician Fee Schedule, CMS did finalize its proposal to revise the Medicare Economic Index ("MEI") [–2% impact], CMS also incorporated updated relative value units ("RVUs") for new and existing codes [+3% impact] resulting in a net impact of +1% for radiation oncology overall. Because the MEI policy only applies to freestanding settings, the impact to freestanding centers is approximately flat, while hospital-based radiation oncologists would receive an increase in payment under the final rule.

        In the proposed Medicare 2015 Physician Fee Schedule, CMS proposed to reduce payments for radiation oncology by 4% overall. This reduction related primarily to a proposal to remove the radiation treatment vault as a direct cost input for radiation treatment delivery codes. Because the proposal only applied to freestanding settings, the cut to freestanding centers would likely have been closer to 5%, while hospital based radiation oncologists would have received an increase in payment under the proposal. In the final Medicare 2015 Physician Fee Schedule, CMS did not finalize its proposal to remove the radiation treatment vault as a direct cost input for radiation treatment delivery codes. As a result, the net impact of the Final Rule to radiation oncology and freestanding radiation therapy centers is approximately neutral overall. In the Final rule, CMS also indicated it would review the family of radiation treatment delivery codes in the CY 2016 Physician Fee Schedule Proposed Rule.

        Medicare reimbursement rates for all procedures under Medicare ultimately are determined by a formula which takes into account a conversion factor ("CF") which is updated on an annual basis based on the Sustainable Growth Rate ("SGR"). For the last several years, the SGR policy has threatened significant cuts to the CF, although Congress has consistently delayed those cuts. On April 1, 2014, the President signed H.R. 4302, the Protecting Access to Medicare Act of 2014 which extended the $35.8228 conversion factor through 2014 and also provided for a zero percent update through March 31, 2015. If future SGR reductions are not suspended, and if a permanent "doc fix" is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at more than 20%) will take effect on April 1, 2015. Due to budget neutrality requirements from certain policies in the final Medicare 2015 Physician Fee Schedule, the 2015 conversion factor has been slightly adjusted to $35.7547, assuming no SGR cuts.

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

        The Health Care Reform Act provides for the creation of health insurance "Marketplaces" in each state where individuals can compare and enroll in Quality Health Plans ("QHPs"). Some QHPs will be partially subsidized by Federal funds. Individuals with an income less than 400% of the federal poverty level that purchase insurance on a Marketplace may be eligible for federal subsidies to cover a portion of their health insurance premium costs. In addition, they may be eligible for government cost sharing of co-insurance or co-pay obligations. The presence of Federal funds in QHPs in the form of subsidies and cost sharing may subject providers to heightened government attention and enforcement, which could significantly increase the cost of compliance and could materially impact our operations.

        Furthermore, an open question remains whether the availability of these federal subsidies classifies a QHP as a federal healthcare program. In an October 30, 2013 letter, Kathleen Sebelius, the Secretary of the DHHS, indicated that DHHS does not consider QHPs to be federal healthcare programs. However, this statement by Secretary Sebelius has not been tested in court, and a judge may not agree. Additionally, a subsequent CMS FAQ on November 4, 2013, as well as a November 7, 2013 letter from U.S. Senator Charles Grassley to Secretary Sebelius and Attorney General Eric Holder, indicates that this issue is not settled. If QHPs are classified as federal healthcare programs it could further increase the cost of compliance significantly for providers. The Health Care Reform Act has experienced several setbacks that heighten the uncertainty about its implementation. On October 1, 2013, the DHHS launched the federally-run insurance Marketplaces through its www.healthcare.gov website. The website has experienced multiple problems throughout its launch, which has limited the ability of individuals to sign up for healthcare coverage and has exposed security concerns. In addition, during the Fall of 2013, millions of people with individual health insurance plans received cancellation letters from their insurance providers. These letters frequently expressed that plans were being cancelled because they failed to meet the new requirements of the Health Care Reform Act. In response, the White House announced that it would grant state insurance commissioners federal permission to allow consumers to keep existing health insurance policies through 2014. Several state insurance commissions have nonetheless continued to maintain that insurers cannot offer plans in 2014 unless they meet the requirements of the Health Care Reform Act. These implementation setbacks have called into question early predictions about the number of previously un-insured individuals who will obtain coverage through a Marketplace plan. In addition, certain members of Congress continue to introduce legislation that would repeal or significantly amend the Health Care Reform Act. Because of the continued uncertainty about the implementation of the Health Care Reform Act, we cannot predict the impact of the law or any future reforms on our business.

        In addition, King v. Burwell is scheduled to be argued before the Supreme Court this year. Petitioners in this case argue that the Health Care Reform Act only subsidizes coverage through an exchange established by a state. Depending on the outcome of the case, subsidies for healthcare coverage in the states that use federal exchanges could be at risk.

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

        We estimate that approximately 54%, 54% and 57% of our net patient service revenue for the years ended December 31, 2012, 2013 and 2014, respectively, was derived from commercial payers such as managed care organizations and private health insurance programs as well as individuals. As of December 31, 2014, we have over 1,000 contracts with commercial payers. These commercial payers generally reimburse us for services rendered to insured patients based upon predetermined rates. Rates for health maintenance organization benefit plans are typically lower than those for preferred provider organization or other benefit plans that offer broader provider access. When Medicare rates change, these commercial rates automatically change as well. Additionally, most commercial payers tend to negotiate their rates as a percentage of Medicare reimbursement. Even when our commercial rates are fixed and not tied directly to changes in Medicare, there is often pressure to renegotiate our reimbursement to align with these modified levels. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward certain additional managed care payers or Medicare or Medicaid reimbursements, then our revenue and profitability may decline and our operating margins will be reduced. Non-government payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts as well as enter into new managed care contracts on terms favorable to us. Any inability to maintain suitable financial arrangements with commercial payers could have a material adverse impact on our business.

        Increasingly, commercial payers are turning to third-party benefits managers to pre-certify radiation oncology services or develop payment-based treatment protocols. The failure to obtain such pre-certifications and adhere to such protocols can result in the payers' denial of payment in whole or in part. While we are working with such benefits managers to assure compliance with their policies or to obtain modification of what we believe to be inappropriate policies, there can be no assurance that they will not have a material adverse effect on our business.

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

        We are dependent upon the services of our senior management, especially Daniel E. Dosoretz, M.D., our Chief Executive Officer, and a director on the Company's Board of Directors. We have entered into executive employment and non-competition agreements with certain members of our senior management. Because many members of our senior management team have been with us for over 10 years and have contributed greatly to our growth, their services would be very difficult, time consuming and costly to replace. We carry key-man life insurance on Dr. Daniel Dosoretz. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave our employ, to compete with us or to reduce their involvement in our business, could have a material adverse effect on our business.

The oncology treatment market is highly competitive.

        The cancer treatment market is highly competitive in each market in which we operate. Our treatment centers face competition from hospitals, other medical practitioners and other operators of radiation treatment centers. There is a growing trend by hospitals to employ medical oncologists and other ICC physicians. We compete against hospitals and other providers to employ these individuals, which generally results in such physicians referring their patients to the hospitals' radiation facilities, rather than other free-standing facilities. There is also a growing trend of physicians in specialties other than radiation oncology, such as urology, entering the radiation treatment business. If these trends continue it could harm our referrals and our business. Certain of our competitors have longer operating histories and greater financial and other resources than us. In addition, in states that do not require a certificate of need for the purchase, construction or expansion of healthcare facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our centers, we may experience an overall decline in patient volume. In the event that we are not able to compete successfully, our business may be adversely affected and competition may make it more difficult for us to affiliate with or employ additional radiation oncologists on terms that are favorable to us.

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

        On February 18, 2014, we were served with subpoenas from the OIG acting with the assistance of the U.S. Attorney's Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from

January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization ("FISH") laboratory tests ordered by certain of our employed physicians and performed by us. We were served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the February 2014 subpoena. We have recorded a liability for this matter of approximately $4.7 million and $5.1 million that is included in accrued expenses in our consolidated balance sheet as of December 31, 2013 and 2014, respectively. The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by us, our review of qualitative and quantitative factors, and our assessment of potential outcomes under different scenarios used to assess our exposure which may be used to determine a potential settlement should we decide not to litigate. Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, our exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled. Our estimate of the high-end of the range of exposure is $10.3 million.

        We received two Civil Investigative Demands ("CIDs"), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the DOJ pursuant to the False Claims Act. The CIDs request information concerning allegations that we knowingly billed for services that were not medically necessary and for services not rendered and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy). The CIDs cover the period from January 1, 2009 to the present. Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services. Our total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for GAMMA services from January 1, 2009 to December 31, 2014 are approximately $68.4 million. It is not possible to predict when these matters will be resolved or what impact they might have on our consolidated financial position, results of operations or cash flow.

        Based on reviews performed to date, we do not believe that we or our physicians knowingly submitted false claims in violation of applicable statutory or regulatory requirements. We are cooperating fully with the subpoena requests and the DOJ's investigation.

We may be subject to actions for false claims, which could harm our business, if we do not comply with government coding and billing rules.

        If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 45%, 45%, and 42% of our U.S. net patient service revenue for the years ended December 31 2012, 2013 and 2014, respectively, consisted of payments from Medicare and Medicaid programs. In addition, Medicare Advantage represents approximately 13% of our 2014 U.S. net patient service revenue. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have not been errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

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

        We are subject to the federal Stark Law, as well as similar state statutes and regulations, which bans payments for DHS rendered as a result of referrals by physicians to DHS entities with which the physicians (or immediate family members) have a financial relationship. DHS includes, but is not limited to, radiation therapy, radiology and laboratory services. A "financial relationship" includes investment and compensation arrangements, both direct and indirect. The regulatory framework of the Stark Law is to first prohibit all referrals from physicians to entities for Medicare DHS and then to except certain types of arrangements from that broad general prohibition.

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

        The Health Care Reform Act also imposes new disclosure requirements, including one such requirement on referring physicians under the federal Stark Law to inform patients that they may obtain certain imaging services (e.g., MRI, CT and PET) or other designated health services as specified by the Secretary of Health and Human Services in the future from a provider other than that physician, his or her group practice, or another physician in his or her group practice. To date, CMS has not applied these disclosure requirements to radiation therapy referrals but could do so in the future.

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

        Certain states have proposed statutory or regulatory enactments that would prohibit the use of the Stark Law "in-office ancillary services" exception for ICC physicians to obtain any financial benefit from radiation oncology and other DHS services even if they are part of a group practice. To date, only the state of Maryland has enacted such prohibition. If any of these state or similar federal proposed enactments are promulgated, this could have a material adverse impact on our ICC model and our business.

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

        Over the past three years ended December 31, 2014, we have acquired 57 treatment centers, acquired 6 professional/other centers, developed 4 treatment centers, developed 1 professional/other center and transitioned 1 acquired professional/other centers to freestanding treatment centers, all of which includes our acquisitions of OnCure which we completed on October 25, 2013 and SFRO on February 10, 2014. As part of our growth strategy, we expect to continue to add additional treatment centers in our existing and new local and international markets. When we acquire or develop additional treatment centers, we may:

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

        Certain states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in California, Massachusetts, Michigan, Nevada, New York and North Carolina operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2012, 2013 and 2014, $132.8 million, $131.9 million and $139.5 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $553.4 million, $584.1 million and $807.4 million, respectively, from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on any basis, including on the basis of state laws prohibiting the corporate practice of medicine, nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

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

        Certain states are reconsidering their participation in certificate of need programs, and these decisions could significantly impact the approval process for future projects. For example, on June 25, 2013, the governor of South Carolina vetoed the appropriation of funds for the state's certificate of need program. This veto was upheld by the South Carolina House of Representatives the next day. As a result of the veto, the SCDEHC suspended the operation of the certificate of need program for the fiscal year beginning July 1, 2013. The SCDEHC is not reviewing any new or existing applications while the certificate of need program is suspended. A petition is currently pending in front of the South Carolina Supreme Court seeking a declaratory ruling on the ability of providers to engage in activities covered by the state's certificate of need law without approval by the SCDEHC. The outcome of this ruling and other potential future efforts in other states could materially affect our ability to develop new projects in various states.

We are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

        We have significant operations in foreign countries. Currently, we operate through 27 legal entities in Argentina, Costa Rica, The Dominican Republic, El Salvador, Guatemala and Mexico, in addition to our operations in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

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

        The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Mercado Unico Libre de Cambios, which is the only market where exchange transactions may be lawfully made.

        During January 2014 the Argentinean Peso exchange rate against the U.S. Dollar increased by approximately 23%, from 6.52 Argentinean Pesos per U.S. Dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. Dollar. Since January 2014, the depreciation of the Argentine Peso has been low with, the Argentinean Peso exchange rate ended the year on December 31, 2014 at 8.55 Argentine Pesos per U.S. Dollar.

        Our international subsidiaries accounted for $81.2 million, $90.9 million and $99.4 million or 11.7%, 12.3% and 9.7%, of our revenues for the years ended December 31, 2012, 2013 and 2014, respectively.

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

        The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority and Central Bank of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Mercado Unico y Libre de Cambios, which is the only market where exchange transactions may be lawfully made. Further, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina. There can be no assurance that the Central Bank of Argentina or other government agencies will not increase such controls or restrictions or make modifications to these regulations or establish more severe restrictions on currency exchange, making payments to foreign creditors or providers, dividend payments to foreign shareholders or require its prior authorization for such purposes. As a result, these exchange controls and restrictions could materially affect the business, financial condition and results of operations of our Argentine subsidiaries and could significantly impact our ability to comply with our foreign currency obligations, each of which could have a material adverse effect on our financial condition and results of operation.

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

        In July 2014, Argentina and the holdout creditors failed to reach an agreement on the restructuring of this debt. As a result, the Argentine government was prohibited from making certain bond payments. The full consequences of this on Argentina's political and economic landscape, and on the Company, are still unclear. We cannot provide any assurance that inflation, fluctuations in the value of the peso, the implementation of additional foreign currency restrictions and/or other future economic, social and political developments in Argentina resulting from this current Argentine sovereign debt crisis or the difficult economic conditions that current exist in Argentina, over which we have no control, will not adversely affect our business, financial condition or results of operations, including our ability to pay our debts at maturity.

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

        A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for approximately 48.1% and 58.8% of the total assets on our balance sheet as of December 31, 2014 and 2013, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. We have written off significant amounts of goodwill and intangible assets in the past, and any future write-off could have a material adverse effect on our financial condition and results of operations. For the year ended December 31, 2012, we wrote-off approximately $81.0 million in goodwill and leasehold improvements as a result of our interim impairment testing of our goodwill and indefinite-lived intangible assets. For the year ended December 31, 2013, there was no impairment of goodwill or intangible. For the year ended December 31, 2014, we wrote-off approximately $229.5 million in goodwill, and other investments as a result of our interim impairment testing of our goodwill.

We have addressed previous material weaknesses with respect to our internal controls and have identified an additional material weaknesses in our internal controls, which could, if not sufficiently remediated, result in material misstatements in our consolidated financial statements.

        In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2012, we identified a material weakness in internal controls relating to the valuation of goodwill. We have taken steps since then to remediate the internal control weakness, such that at December 31, 2013, our controls over the valuation of goodwill operated effectively. During 2013, we continued to review the underlying assumptions and inputs to the valuation specialists, as well as reviewed the underlying schedules related to the output of the calculation of the impairment values. As we further optimize and refine our goodwill valuation processes, we will review the related controls and may take additional steps to ensure that they remain effective and are integrated appropriately. While we have implemented the procedures described above and will continue to take further steps in the near future to strengthen further our internal controls, there can be no assurance that we will not identify control deficiencies in the future or that such deficiencies will not have a material impact on our operating results or consolidated financial statements.

        In March 2014, we identified two material weaknesses in our internal communications regarding the identification of and accounting for the loss contingency, along with the related disclosure regarding certain subpoenas we received in February 2014, from the OIG. We have taken steps since then to remediate the internal control weaknesses, such that at September 30, 2014, our controls over the identification and accounting for loss contingencies operated effectively. We implemented a system of internal controls over financial reporting with respect to the accounting for loss contingencies, including the establishment of a disclosure committee and the assessment of future probable loss contingency accounting and methods. While we have implemented the procedures described above and will continue to take further steps in the near future to strengthen further our internal controls, there can be no assurance that we will not identify control deficiencies in the future or that such deficiencies will not have a material impact on our operating results or consolidated financial statements.

        Effective February 10, 2014, we completed the acquisition of SFRO. The facilities acquired as part of the SFRO Acquisition utilize different information technology systems from our other facilities. We are currently integrating our internal control processes at SFRO. Although the SFRO acquisition has been excluded from our assessment of and conclusion on the effectiveness of our internal control over financial reporting, we have concluded there are material weakness related to the integration of SFRO into our control environment as of December 31, 2014. Specifically, we did not maintain appropriate segregation of duties over cash, adequate access controls with regard to financial applications, or adequate controls over the processing of expenditures. We are in the process of developing and implementing a remediation plan to address the material weaknesses related to the SFRO integration.

        If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may be unable to accurately report our financial results, or report them within the required timeframes, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results in the future, which could cause investors and others to lose confidence in our financial statements, limit our ability to raise capital and could adversely affect our reputation, results of operations and consolidated financial condition.

A significant number of our treatment centers are concentrated in certain states, particularly Florida, which makes us sensitive to regulatory, economic and other conditions in those states.

        Our Florida treatment centers accounted for approximately 39%, 39% and 45% of our freestanding radiation revenues during the years ended December 31 2012, 2013 and 2014, respectively. Our treatment centers are also concentrated in the states of California and North Carolina, which accounted for approximately 13.0% and 5.9%, respectively, of our freestanding radiation revenues for the year ended December 31, 2014. This concentration makes us particularly sensitive to regulatory requirements in those locations, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee-splitting, corporate practice of medicine, antitrust, licensing and certificates of need, as well as economic and other conditions which could impact us. If our treatment centers in these states are adversely affected by changes in regulatory, economic or other conditions, our revenue and profitability may decline.

Our operations in Florida and other areas could be disrupted or damaged by hurricanes and other natural disasters.

        Florida is susceptible to hurricanes, and as of December 31, 2014, we have 62 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 39%, 39% and 45% of our freestanding radiation revenues during the years ended December 31 2012, 2013 and 2014, respectively. Our California centers are located in areas that are known to experience earthquakes from time to time, some of which have been severe. Our Florida treatment centers, our California treatment centers and any of our other treatment centers located in other areas that may be affected by a hurricane, earthquake or other natural disaster could be subject to significant disruptions and/or damage in the future which could have an adverse effect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all such losses.

We have potential conflicts of interest relating to our related party transactions which could harm our business.

        We have potential conflicts of interest relating to existing agreements we have with certain of our directors, executive officers and equityholders. In 2012, 2013 and 2014, we paid an aggregate of $21.6 million, $22.9 million and $28.8 million, respectively, under certain of our related party agreements, including leases, and malpractice insurance premiums and we received $62.5 million, $72.1 million and $75.8 million, respectively, pursuant to our other services agreements with related parties. Potential conflicts of interest can exist if a related party has to make a decision that has different implications for us and the related party. If a dispute arises in connection with any of these agreements, if not resolved satisfactorily to us, our business could be harmed. These agreements include:

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

        In October 2003, we replaced our existing third-party medical malpractice insurance coverage with coverage we obtained from an insurance entity which is owned by certain of our directors, executive officers and equityholders. After soliciting various third-party proposals for malpractice insurance coverage on an annual basis, we renewed this coverage in 2012, 2013 and 2014, with the approval of the Audit and Compliance Committee of the Company's Board of Directors. We may be unable to renegotiate this coverage at acceptable rates and comparable coverage may not be available from third-party insurance companies. If we are unsuccessful in renewing our malpractice insurance coverage, we may not be able to continue to operate without being exposed to substantial risks of claims being made against us for damage awards we are unable to pay.

        Related party transactions between us and any related party are subject to approval by the Audit and Compliance Committee on behalf of the Company's Board of Directors or by the Company's Board of Directors, and disputes are handled by the Company's Board of Directors. There can be no assurance that the above or any future conflicts of interest will be resolved in our favor. If not resolved in our favor, such conflicts could harm our business. For a further description of our related party transactions, see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

In recent years, accreditation of facilities and the establishment of a national error reporting database have been under consideration.

        The Chairman of the ACR called for the required accreditation of all facilities which bill Medicare for advanced medical imaging and radiation oncology services, including those in hospitals at a congressional hearing on medical radiation. Federal legislation was also introduced in March 2013, which requires certain personnel furnishing medical imaging examinations or radiation therapy to obtain state licensure and certification from certain approved certification organizations, and directs the DHHS to establish a program for designating and publishing a list of such certification organizations.

        Of our 144 U.S. treatment centers, 98 have received or are in process of receiving ACR accreditation. In addition to a deep physics infrastructure and internal maintenance department, we have recently begun to utilize Gamma Function as a broad application radiation safety monitoring tool to minimize potential errors in our radiation therapy treatments. While we continue to improve upon safety measures aimed at minimizing errors in radiation therapy treatment in accordance with our internal protocols as well as the mandates of organizations like ACR, we cannot assure you that any further critical press and government scrutiny will not adversely affect our business and results of operations.

Our financial results could be adversely affected by claims brought against our facilities, the increasing costs of professional liability insurance and by successful malpractice claims.

        We could be subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. We are also exposed to the risk of professional liability and other claims against us and our radiation oncologists and other physicians and professionals arising out of patient medical treatment at our treatment centers. Our risk exposure as it relates to our non-radiation oncology physicians could be greater than with our radiation oncologists to the extent such non-radiation oncology physicians are engaged in diagnostic activities. For a discussion of current pending material litigation against us, see "Item 3. Legal Proceedings." Malpractice claims, if successful, could result in substantial damage awards which might exceed the limits of any applicable insurance coverage. Insurance against losses of this type can be expensive and insurance premiums may increase in the near future. Insurance rates vary from state to state, by physician specialty and other factors. The rising costs of insurance premiums, as well as successful malpractice claims against us or one of our physicians, could have a material adverse effect on our financial position and results of operations.

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

        We have $967.1 million of total debt outstanding as of December 31, 2014. Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

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

        We will have the right to incur substantial additional indebtedness in the future. The terms of our $90 million term loan facility (the "Term Facility") and our $100 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Facility, the "Credit Facilities") and the indentures governing our notes restrict, but do not in all circumstances, prohibit us from doing so. Under the instruments governing our debt, we are permitted to incur substantial additional debt. Any additional debt may be governed by indentures or other instruments containing covenants that could place restrictions on the operation of our business and the execution of our business strategy in addition to the restrictions on our business already contained in the agreements governing our existing debt. Because any decision to issue debt securities or enter into new debt facilities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future debt financings and whether we may be required to accept unfavorable terms for any such financings.

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

        Vestar indirectly controls approximately 80% of the Class A voting equity units of 21st Century Oncology Investments, LLC ("21CI"), which controls us, and which in turn controls our subsidiaries. As a result, they effectively have control over major decisions regardless of whether noteholders believe that any such decisions are in their own best interests. The interests of Vestar as an equity holder may conflict with the interests of a noteholder. Vestar may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on the notes. In addition, Vestar may have an interest in pursuing acquisitions, divestitures, financings or other transactions that it believes could enhance its equity investments even though such transactions might involve risks to you as a noteholder.

        On September 26, 2014, in connection with an equity investment in the Company made by Canada Pension Plan Investment Board ("CPPIB" or the "Majority Preferred Holders"), we entered into a Second Amended and Restated Securityholders Agreement (the "Amended Securityholders Agreement"). The Amended Securityholders Agreement amends and restates the existing securityholders agreement such that, among other things, the Company's Board of Directors is comprised of (i) two managers nominated by CPPIB, (ii) three managers nominated by funds affiliated with Vestar and (iii) Dr. Daniel E. Dosoretz and one manager he nominated after consultation with Vestar and CPPIB, subject to certain ongoing security ownership provisions.

        The holders of a majority of the outstanding preferred stock will have customary consent rights and will be entitled to vote together with the holders of the Company's common stock on an as-converted basis under certain circumstances.

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

        Our radiation treatment centers typically range in size from 5,000 to 12,000 square feet. As of December 31, 2014 we provided radiation therapy services in 180 treatment centers in 16 states and in Latin America, Central America, Mexico, and the Caribbean. We own the real estate on which two of our treatment centers are located. We lease land and space at 167 treatment center locations, of which in 36 of these locations, certain of our directors, executive officers and equityholders have an ownership interest. These leases expire at various dates between 2015 and 2044 and are typically structured with renewal options. Also, 11 of our treatment center locations are operated pursuant to professional and other service arrangements. We consider all of our offices and treatment centers to be well-suited to our present requirements. However, as we expand to additional treatment centers, or where additional capacity is necessary in a treatment center, additional space will be obtained where feasible. The following list summarizes the number of radiation treatment centers operated in each state, country, or region:

State/County/Region	Treatment Centers	State/County/Region	Treatment Centers
Alabama	2	North Carolina	13
Arizona	5	Rhode Island	3
California	22	South Carolina	1
Florida	62	West Virginia	3
Indiana	4	Argentina	26
Kentucky	4	Costa Rica	2
Maryland	4	Dominican Republic	3
Massachusetts	2	El Salvador	1
Michigan	6	Guatemala	2
Nevada	4	Mexico	2
New Jersey	4
New York	5	Total	180

Item 3.    Legal Proceedings

        We operate in a highly regulated and litigious industry. As a result, we are involved in disputes, litigation, and regulatory matters incidental to our operations, including governmental investigations, personal injury lawsuits, employment claims, and other matters arising out of the normal conduct of business.

        Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring "qui tam," or "whistleblower," suits against companies that knew or should have known they were submitting false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000, plus three times the amount of damages which the government sustains because of the submission of a false claim. If the Company is found to have violated the False Claims Act, it could also be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. Certain of our facilities have received, and other facilities may receive, inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

        Governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the OIG, CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

        On February 18, 2014, we were served with subpoenas from the OIG acting with the assistance of the U.S. Attorney's Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of FISH laboratory tests ordered by certain of our employed physicians and performed by us. We were served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the February 2014 subpoena. We have recorded a liability for this matter of approximately $4.7 million and $5.1 million that is included in accrued expenses in our consolidated balance sheet as of December 31, 2013 and 2014, respectively. The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by us, our review of qualitative and quantitative factors, and our assessment of potential outcomes under different scenarios used to assess our exposure which may be used to determine a potential settlement should we decide not to litigate. Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, our exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled. Our estimate of the high-end of the range of exposure is $10.3 million.

        We received two CIDs from the DOJ, one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, pursuant to the False Claims Act. The CIDs request information concerning allegations that we knowingly billed for services that were not medically necessary and for services not rendered and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy). The CIDs cover the period from January 1, 2009 to the present. Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services. Our total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for GAMMA services from January 1, 2009 to December 31, 2014 are approximately $68.4 million. It is not possible to predict when these matters will be resolved or what impact they might have on our consolidated financial position, results of operations or cash flow.

        Based on reviews performed to date, we do not believe that we or our physicians knowingly submitted false claims in violation of applicable statutory or regulatory requirements. We are cooperating fully with the subpoena requests and the DOJ's investigation.

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

Stockholders

        As of March 1, 2015, there was one owner of record of our common stock, 21CI.

Dividends

        We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

        Our senior secured credit facilities and the indentures governing our notes generally prohibit the payment of dividends by us on shares of our common stock, with certain limited exceptions.

Equity Compensation Plan Information

        The following table lists the number of securities of 21CI available for issuance as of December 31, 2014 under the 21CI equity-based incentive plan, as amended. For a description of the plan, please see note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders			Non-voting preferred equity units: 2,924
Voting Class A equity units: 51,854
Non-voting MEP equity units: 274,634
	N/A	N/A	Non-voting Class M equity units: 33,500
Non-voting Class O equity units: 27,194
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL			Non-voting preferred equity units: 2,924
Voting Class A equity units: 51,854
Non-voting MEP equity units: 274,634
	—	—	Non-voting Class M equity units: 33,500
Non-voting Class O equity units: 27,194

Unregistered Sales of Equity Securities

        On September 26, 2014, we issued to CPPIB, in a private placement, an aggregate of 385,000 newly issued shares of our Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), for a purchase price of $325.0 million.

        The issuance of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), under either (1) Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering or (2) Regulation S under the Securities Act as transactions outside the United States to non-U.S. persons. CPPIB is not a

"U.S. person" within the meaning of Regulation S under the Securities Act or acting for the account or benefit of U.S. persons.

        As further described in Note 13 to our consolidated financial statements, the Series A Preferred Stock is mandatorily convertible into common stock, par value $0.01 per share, of the Company upon the occurrence of a qualifying initial public offering of the Company or a qualifying merger, in each case at the conversion prices set forth in the Certificate of Designations of Series A Convertible Preferred Stock (the "Certificate of Designations"). The Series A Preferred Stock also becomes convertible on the tenth anniversary of issuance at the option of either the Company or CPPIB. Absent a qualifying initial public offering or qualifying merger, the conversion price shall be determined upon appraisal.

Repurchases of Equity Securities

        Neither the Company nor 21CI repurchased any equity securities during 2014.

Item 6.    Selected Financial Data

        The following selected historical consolidated financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2012 to 2014 were derived from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2010 to December 31, 2011 were derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results included below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of our future performance. You should read the following data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, and other financial information included in this Annual Report on Form 10-K.

(in thousands):	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013	Year ended December 31, 2014
Consolidated Statements of Operations and Comprehensive Loss Data:
Net patient service revenue	$535,913	$638,690	$686,216	$715,999	$946,897
Management fees	—	—	—	11,139	67,012
Other revenue	8,050	6,027	7,735	9,378	12,513

Total revenues	543,963	644,717	693,951	736,516	1,026,422
Salaries and benefits	282,302	326,782	372,656	409,352	545,025
Medical supplies	43,027	51,838	61,589	64,640	97,367
Facility rent expenses	27,885	33,375	39,802	45,565	63,048
Other operating expenses	27,103	33,992	38,988	45,629	61,735
General and administrative expenses	65,798	81,688	82,236	106,887	135,257
Depreciation and amortization	46,346	54,084	64,893	65,195	86,701
Provision for doubtful accounts	8,831	16,117	16,916	12,146	18,713
Interest expense, net	58,505	60,656	77,494	86,747	113,279
Electronic health records incentive income	—	—	(2,256)	(1,698)	(2,783)
Fair value adjustment of earn-out liability	—	—	1,219	130	1,627
Loss on sale of assets of a radiation treatment center	1,903	—	—	—	—
Gain on the sale of an interest in a joint venture	—	—	—	(1,460)	—
Loss on sale leaseback transaction	—	—	—	313	135
Loss on investments	—	250	—	—	—
Gain on fair value adjustment of previously held equity interest	—	(234)	—	—	—
Loss on foreign currency transactions	—	106	339	1,283	557
Loss (gain) on foreign currency derivative contracts	—	672	1,165	467	(4)
Early extinguishment of debt	10,947	—	4,473	—	8,558
Impairment loss	97,916	360,639	81,021	—	229,526
Equity initial public offering expenses	—	—	—	—	4,905
Fair value adjustment of embedded derivative	—	—	—	—	837

Total expenses	670,563	1,019,965	840,535	835,196	1,364,483
Loss before income taxes	(126,600)	(375,248)	(146,584)	(98,680)	(338,061)
Income tax (benefit) expense	(12,810)	(25,365)	4,545	(20,432)	5,159

Net loss	(113,790)	(349,883)	(151,129)	(78,248)	(343,220)
Net income attributable to noncontrolling interests	(1,698)	(3,558)	(3,079)	(1,966)	(6,030)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(115,488)	$(353,441)	$(154,208)	$(80,214)	$(349,250)

Balance Sheet Data (at end of period):
Cash and cash equivalents	13,977	10,177	15,410	17,462	99,167
Working capital(1)	19,076	19,929	24,262	9,057	76,135
Total assets	1,236,330	998,592	922,301	1,128,191	1,146,724
Finance obligations	8,568	14,266	17,192	20,650	24,043
Total debt	598,831	679,033	762,368	991,666	967,121
Total equity (deficit)	508,208	177,294	18,467	(79,218)	(456,610)
Other Financial Data:
Ratio of earnings to fixed charges(2)	—	—	—	—	—
Deficiency to cover fixed charges(3)	128,292	377,137	148,837	100,171	368,889

(1)
Working capital is calculated as current assets minus current liabilities.

(2)
For purposes of calculating the ratio of earnings to fixed charges, (i) earnings is defined as pretax income (loss) from continuing operations before adjustment for noncontrolling interests in consolidated subsidiaries plus/minus income or loss from equity investees plus fixed charges, imputed dividends and accretion of Series A convertible redeemable preferred stock and (ii) fixed charges is defined as interest expense (including capitalized interest, of which we have none, and any amortization of debt issuance costs) and the estimated portion of operating lease expense deemed by management to represent the interest component of rent expense.

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

Overview

        We are the leading global, physician-led provider of ICC services. Our physicians provide comprehensive, academic quality, cost-effective coordinated care for cancer patients in personal and convenient community settings. We believe we offer a powerful value proposition to patients, hospital systems, payers and risk-taking physician groups by delivering high quality care and good clinical outcomes at lower overall costs through outpatient settings, clinical excellence, physician coordination and scaled efficiency.

        We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of December 31, 2014, was comprised of approximately 794 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, and urology. Our physicians provide medical services at approximately 391 locations, including our 180 radiation therapy centers. Of the 180 treatment centers, 34 treatment centers were internally developed and 135 were acquired (including three which were transitioned from professional and other arrangements to freestanding). 50 radiation therapy centers operate in partnership with health systems and other clinics and community-based sites. Our 144 cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 16 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, and West Virginia. Our 36 international treatment centers in Latin America are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets and continue to expand our affiliation with physician specialties in closely related areas including gynecological, breast and surgical oncology, medical oncology and urology in a number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an ICC model.

        We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

  •
  the number of RVUs (a standard measure of value used in the U.S. Medicare reimbursement formula for physician services) delivered per day in our freestanding centers;

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

        The average revenue per treatment is sensitive to the mix of services used in treating a patient's tumor. The reimbursement rates set by Medicare and commercial payers tend to be higher for more advanced treatment technologies, reflecting their higher complexity. A key part of our business strategy is to make advanced technologies available once supporting economics exist. For example, we have been utilizing image guided radiation therapy ("IGRT") and Gamma Function, a proprietary capability to enable measurement of the actual amount of radiation delivered during a treatment and to provide immediate feedback for adaption of future treatments, where appropriate, now that reimbursement codes are in place for these services.

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

Sources of Revenue By Payer

        We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our U.S. domestic net patient service revenue we earned based upon the patients' primary insurance by category of payer in our last three fiscal years.

	Year Ended December 31,
U.S. Domestic	2012	2013	2014
Payer
Medicare	42.6%	41.9%	39.8%
Commercial	53.6	54.3	57.1
Medicaid	2.7	2.7	2.2
Self pay	1.1	1.1	0.9

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

        Since cancer disproportionately affects elderly people, a significant portion of our U.S. net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2.2% of our U.S. net patient service revenue for the year ended December 31, 2014.

        In the final Medicare 2013 Physician Fee Schedule, CMS reduced payments for radiation oncology by 7%. Total gross reductions in the final rule were offset by a 2% increase due to certain other revised radiation oncology codes, which resulted in a total net reduction to radiation oncology of 7%.

        In the final Medicare 2014 Physician Fee Schedule, CMS did finalize its proposal to revise the MEI [–2% impact], CMS also incorporated updated RVUs for new and existing codes [+3% impact] resulting in a net impact of +1% for radiation oncology overall. Because the MEI policy only applies to freestanding settings, the impact to freestanding centers is approximately flat, while hospital-based radiation oncologists would receive an increase in payment under the final rule.

        In the proposed Medicare 2015 Physician Fee Schedule, CMS proposed to reduce payments for radiation oncology by 4% overall. This reduction related primarily to a proposal to remove the radiation treatment vault as a direct cost input for radiation treatment delivery codes. Because the proposal only applied to freestanding settings, the cut to freestanding centers would likely have been closer to 5%, while hospital based radiation oncologists would have received an increase in payment under the proposal. In the final Medicare 2015 Physician Fee Schedule, CMS did not finalize its proposal to remove the radiation treatment vault as a direct cost input for radiation treatment delivery codes. As a result, the net impact of the Final Rule to radiation oncology and freestanding radiation therapy centers is approximately neutral overall. In the Final rule, CMS also indicated it would review the family of radiation treatment delivery codes in the FY 2016 Physician Fee Schedule Proposed Rule.

        Medicare reimbursement rates for all procedures under Medicare ultimately are determined by a formula which takes into account a CF which is updated on an annual basis based on the SGR. For the last several years, the SGR policy has threatened significant cuts to the CF, although Congress has consistently delayed those cuts. On April 1, 2014, the President signed H.R. 4302, the Protecting Access to Medicare Act of 2014 which extended the $35.8228 conversion factor through 2014 and also provided for a zero percent update through March 31, 2015. If future SGR reductions are not suspended, and if a permanent "doc fix" is not signed into law, the currently scheduled SGR reimbursement decrease (estimated at more than 20%) will take effect on April 1, 2015. Due to budget neutrality requirements from certain policies in the final Medicare 2015 Physician Fee Schedule, the 2015 conversion factor has been slightly adjusted to $35.7547, assuming no SGR cuts.

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

        Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 97% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the year ended December 31, 2014 approximately 3% of our U.S. net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

Years Ended December 31, 2012, 2013 and 2014

        For the year ended December 31, 2014, our total revenues grew by approximately 39.4%, over the prior year, while our total revenues for the year ended December 31, 2013 grew by approximately 6.1% over the prior year. For the years ended December 31, 2014, 2013, and 2012, we had total revenues of $1,026.4 million, $736.5 million and $694.0 million, respectively.

        For the years ended December 31, 2014, 2013, and 2012, net patient service revenue comprised 92.3%, 97.2% and 98.9%, respectively, of our total revenues. In states where we employ radiation oncologists, we derive our net patient service revenue through fees earned from the provision of the professional and technical component fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidiation" ("ASC 810"), we consolidate the operating results of certain of the professional corporations for which we provide administrative services into our own operating results. In 2014, 2013 and 2012, 14.7%, 18.4% and 19.4%, respectively, of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

        In our net patient service revenue for the years ended December 31, 2014, 2013, and 2012, revenue from the professional-only component of radiation therapy and revenue from our ICC physician practices, comprised approximately 31.0%, 29.8%, and 28.7%, respectively, of our total revenues.

        Management fees are recorded at the amount earned by us under the management services agreements. Services rendered by the respective physician groups are billed by us, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. For the years ended December 31, 2014 and 2013, management fees comprised 6.5% and 1.5%, respectively of our total revenues. These management fees are as a result of the OnCure transaction, which closed on October 25, 2013.

        For the years ended December 31, 2014, 2013, and 2012, other revenue comprised approximately 1.2%, 1.3% and 1.1%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

        The following table summarizes key operating statistics of our results of operations for the periods presented:

	Years Ended December 31,			Years Ended December 31,
United States	2012	2013	% Change	2013	2014	% Change
Number of treatment days	255	255	0.0%	255	255	0.0%
Total RVUs—freestanding centers	11,483,600	11,615,189	1.1%	11,615,189	15,919,121	37.1%
RVUs per day—freestanding centers	45,034	45,550	1.1%	45,550	62,428	37.1%
Percentage change in RVUs per day—freestanding centers—same store basis	(6.3)%	(3.5)%		(3.5)%	(0.4)%
Total treatments—freestanding centers	493,330	546,951	10.9%	546,951	796,067	45.5%
Treatments per day—freestanding centers	1,935	2,145	10.9%	2,145	3,122	45.5%
Percentage change in revenue per treatment freestanding centers—same store basis	(3.9)%	(6.2)%		(6.2)%	2.5%
Percentage change in treatments per day freestanding centers—same store basis	2.0%	4.3%		4.3%	2.6%
Percentage change in freestanding revenues same store basis	(2.1)%	(2.2)%		(2.2)%	5.1%

Total radiation oncology cases completed*	19,885	21,928	10.3%	21,928	31,440	43.4%

Revenue per radiation oncology case	$19,921	$19,058		$19,058	$18,749
Treatment centers—freestanding (global)	121	155	28.1%	155	169	9.0%
Treatment centers—hospital / other groups (global)	5	8	60.0%	8	11	37.5%

Total treatment centers	126	163	29.4%	163	180	10.4%

Days sales outstanding at quarter end	34	31		31	37
United States
Net patient service revenue (global)—professional services only (in thousands)	$199,097	$219,721		$219,721	$318,047
Net patient service revenue (global)—excluding physician practice expense (in thousands)	$686,216	$731,171		$731,171	$1,035,822

*
Total cases completed represents a count of patients that have completed their course of treatment. Total case counts are based on legacy and acquired clinical systems.

        The following table summarizes key operating statistics of our results of operations for our international operations for the periods presented:

	Years Ended December 31,			Years Ended December 31,
International	2012	2013	% Change	2013	2014	% Change
Total number of new cases	15,229	16,090	5.7%	16,090	17,756	10.4%

Revenue per radiation oncology case	$5,382	$5,659		$5,659	$5,588

International

        Comparison of the Years Ended December 31, 2013 and 2014.    MDLLC's total revenues increased $8.5 million, or 9.4%, from $90.9 million to $99.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Total revenue was positively impacted by $2.2 million of revenue from the acquisition of a center in Guatemala City, Guatemala in January 2014, growth in cases and an improvement in treatment mix, and less depreciation in the Argentine Peso as compared to the same period in 2013. Case growth increased by 1,666 or 10.4% during the period. The trend toward more clinically-advanced treatments, which require more time to complete, continued during the period with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments versus 2D treatments as compared to the same period in 2013.

        Facility gross profit increased $5.7 million, or 11.6% from $49.5 million to $55.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Facility-level gross profit as a percentage of total revenues increased to 55.5% from 54.4%. Increases in facility rent, and incremental depreciation expense relating to our continued growth and investment in Latin America, expenses incurred related to construction of two new centers, one which opened in October 2014 in the Dominican Republic and one which is anticipated to open in the first half of 2015 in Mexico, as well as local inflation was offset by flat physician compensation and modest growth in salaries and benefits and medical supplies.

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

        The following table presents summaries of results of operations for the years ended December 31, 2012, 2013 and 2014 (dollars in thousands). This information has been derived from the consolidated statements of operations and comprehensive loss included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2012		2013		2014
Revenues:
Net patient service revenue	$686,216	98.9%	$715,999	97.2%	$946,897	92.3%
Management fees	—	—	11,139	1.5	67,012	6.5
Other revenue	7,735	1.1	9,378	1.3	12,513	1.2

Total revenues	693,951	100.0	736,516	100.0	1,026,422	100.0
Expenses:
Salaries and benefits	372,656	53.7	409,352	55.6	545,025	53.1
Medical supplies	61,589	8.9	64,640	8.8	97,367	9.5
Facility rent expenses	39,802	5.7	45,565	6.2	63,048	6.1
Other operating expenses	38,988	5.6	45,629	6.2	61,735	6.0
General and administrative expenses	82,236	11.9	106,887	14.5	135,257	13.2
Depreciation and amortization	64,893	9.4	65,195	8.9	86,701	8.4
Provision for doubtful accounts	16,916	2.4	12,146	1.6	18,713	1.8
Interest expense, net	77,494	11.2	86,747	11.8	113,279	11.0
Electronic health records incentive income	(2,256)	(0.3)	(1,698)	(0.2)	(2,783)	(0.3)
Impairment loss	81,021	11.7	—	—	229,526	22.4
Early extinguishment of debt	4,473	0.6	—	—	8,558	0.8
Equity initial public offering expenses	—	—	—	—	4,905	0.5
Loss on sale leaseback transaction	—	—	313	—	135	—
Fair value adjustment of earn-out liability	1,219	0.2	130	—	1,627	0.2
Fair value adjustment of embedded derivative	—	—	—	—	837	0.1
Gain on the sale of an interest in a joint venture	—	—	(1,460)	(0.2)	—	—
Loss on foreign currency transactions	339	—	1,283	0.2	557	0.1
Loss (gain) on foreign currency derivative contracts	1,165	0.2	467	0.1	(4)	—

Total expenses	840,535	121.2	835,196	113.5	1,364,483	132.9

Loss before income taxes	(146,584)	(21.2)	(98,680)	(13.5)	(338,061)	(32.9)
Income tax expense (benefit)	4,545	0.7	(20,432)	(2.8)	5,159	0.5

Net loss	(151,129)	(21.9)	(78,248)	(10.7)	(343,220)	(33.4)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(3,079)	(0.4)	(1,966)	(0.3)	(6,030)	(0.6)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(154,208)	(22.3)%	$(80,214)	(11.0)%	$(349,250)	(34.0)%

Comparison of the Years Ended December 31, 2013 and 2014

Revenues

        Total revenues.    Total revenues increased by $289.9 million, or 39.4%, from $736.5 million in 2013 to $1,026.4 million in 2014. Total revenue was positively impacted by $275.6 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2013 and 2014 through the acquisition of several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island and the acquisition of physician radiation practices in Argentina, California, Guatemala, Florida, Indiana, North Carolina, Mexico and the opening of three de novo centers as follows:

Date	Sites	Location	Market	Type
May 2013	3	Cape Coral / Ft. Myers / Bonita Springs—Florida	Lee County—Florida	Acquisition
May 2013	2	Naples—Florida	Collier County—Florida	Acquisition
June 2013	1	Casa Grande—Arizona	Central Arizona	Joint Venture Acquisition
July 2013	1	Latin America	International (Mexico)	Acquisition
September 2013	1	Latin America	International (Argentina)	De Novo (Hospital Campus)
October 2013	30	California / Indiana / Florida	California / Indiana / Florida	Acquisition—OnCure Freestanding
October 2013	3	Indiana	Indiana	Acquisition—OnCure professional / other
October 2013	1	Roanoke Rapids, North Carolina	Eastern North Carolina	Acquisition
January 2014	1	Guatemala	International (Guatemala)	Acquisition
February 2014	17	Miami/Dade/Palm Beach/Broward counties—Florida	Miami/Dade/Palm Beach/Broward counties—Florida	Acquisition—SFRO Freestanding
February 2014	4	Miami/Dade/Palm Beach/Broward counties—Florida	Miami/Dade/Palm Beach/Broward counties—Florida	Acquisition—SFRO professional / other
February 2014	1	Westchester/Bronx/Long Island—New York	Westchester/Bronx/Long Island—New York	De Novo
March 2014	1	Latin America	International (Argentina)	Acquisition
October 2014	1	Miami—Florida	Miami/Dade County	Acquisition
October 2014	1	Dominican Republic	International (Dominican Republic)	De Novo

        Revenue from CMS for the 2014 Physician Quality Reporting System ("PQRS") program increased approximately $0.1 million and revenues in our existing local markets and practices increased by approximately $14.2 million.

Expenses

        Salaries and benefits.    Salaries and benefits increased by $135.6 million, or 33.1%, from $409.4 million in 2013 to $545.0 million in 2014. Salaries and benefits as a percentage of total revenues decreased from 55.6% in 2013 to 53.1% in 2014. Additional staffing of personnel and physicians due to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014 contributed $130.0 million to our salaries and benefits. In December 2013, we implemented a new equity-incentive plan, which decreased stock compensation by approximately $0.5 million in 2014. For existing practices and centers within our local markets, salaries and benefits increased $6.1 million due to increased salaries related to our physician liaison program and the expansion of our senior management team and increases in severance payments for terminated employees due to a reduction in workforce and incurred severance payments to certain executives offset by decreases in our compensation arrangements with certain radiation oncologists.

        Medical supplies.    Medical supplies increased by $32.8 million, or 50.6%, from $64.6 million in 2013 to $97.4 million in 2014. Medical supplies as a percentage of total revenues increased from 8.8% in 2013 to 9.5% in 2014. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $27.4 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $5.4 million. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

        Facility rent expenses.    Facility rent expenses increased by $17.4 million, or 38.4%, from $45.6 million in 2013 to $63.0 million in 2014. Facility rent expenses as a percentage of total revenues decreased from 6.2% in 2013 to 6.1% in 2014. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $17.7 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. Facility rent expense in our remaining practices and centers in existing local markets decreased by approximately $0.3 million.

        Other operating expenses.    Other operating expenses increased by $16.1 million or 35.3%, from $45.6 million in 2013 to $61.7 million in 2014. Other operating expense as a percentage of total revenues decreased from 6.2% in 2013 to 6.0% in 2014. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $15.2 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. Approximately $0.9 million increase relates to equipment rental expense relating to medical equipment refinancing.

        General and administrative expenses.    General and administrative expenses increased by $28.4 million or 26.5%, from $106.9 million in 2013 to $135.3 million in 2014. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues decreased from 14.5% in 2013 to 13.2% in 2014. The net increase of $28.4 million in general and administrative expenses was due to an increase of approximately $19.0 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. In addition, there were increases of approximately $11.9 million related to expenses associated with note-holder negotiations and management of liquidity, approximately $0.3 million related to expenses for consulting services for the CMS 2014 fee schedule, approximately $1.7 million in our remaining practices and treatments centers in our existing local markets offset by decreases in approximately $3.8 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, approximately $0.3 million in litigation settlements with certain physicians and legal and consulting costs associated with the Medicare diagnostic matter and approximately $0.4 million in our rebranding initiatives.

        Depreciation and amortization.    Depreciation and amortization increased by $21.5 million or 33.0%, from $65.2 million in 2013 to $86.7 million in 2014. Depreciation and amortization expense as a percentage of total revenues decreased from 8.9% in 2013 to 8.4% in 2014. The change in depreciation and amortization was due to an increase of approximately $23.5 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. An increase in capital expenditures related to our investment in advanced radiation treatment technologies and software maintenance in certain local markets increased our depreciation and amortization by approximately $1.4 million offset by a decrease of approximately $3.4 million in amortization of certain non-compete agreements.

        Provision for doubtful accounts.    The provision for doubtful accounts increased by $6.6 million, or 54.1%, from $12.1 million in 2013 to $18.7 million in 2014. The provision for doubtful accounts as a percentage of total revenues increased from 1.6% in 2013 to 1.8% in 2014. As a result of our recent acquisitions, we continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

        Interest expense, net.    Interest expense increased by $26.6 million, or 30.6%, from $86.7 million in 2013 to $113.3 million in 2014. The increase is primarily attributable to additional debt obligations predominately relating to our senior credit facility. As of December 31, 2014, we had approximately $90.0 million outstanding in our Term Facility and $-0- million outstanding in our Revolver Credit Facility. The increase is also attributable to recent acquisitions. Pursuant to the SFRO acquisition, we entered into the SFRO Credit Agreement (as defined below) which provides for a $60 million Term B Loan, $7.9 million Term A Loan, and assumed capital lease obligations. The OnCure transaction included the issuance of $82.5 million in senior secured notes which accrue interest at a rate of 11.75% per annum and additional capital lease financing. On September 26, 2014, a portion of the net proceeds from the issuance of our Series A Preferred Stock was used to repay all outstanding borrowings under our revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.

        Electronic health records incentive income.    The American Recovery and Reinvestment Act of 2009 provides for incentive payments for Medicare eligible professionals who are meaningful users of certified EHR technology. We account for EHR incentive payments utilizing the gain contingency model. Pursuant to the gain contingency model, we recognize EHR incentive payments when the specified meaningful use criteria have been satisfied, as all contingencies in estimating the amount of the incentive payments to be received are resolved. For the year ended December 31, 2014 and 2013, we recognized approximately $2.8 million and $1.7 million, respectively of EHR revenues.

        Impairment loss.    As we began to experience some liquidity issues after terminating our previously planned initial public offering, we began to have discussions with an ad hoc group of holders of our outstanding notes. On July 29, 2014, we entered into a Recapitalization Support Agreement (the "Recapitalization Support Agreement"). The Recapitalization Support Agreement set forth the terms through which we expected to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 or (b) consummate a Recapitalization consistent with the material terms and conditions described in the term sheet attached to the Recapitalization Support Agreement.

        On September 26, 2014, we entered into the Subscription Agreement with CPPIB (the "Subscription Agreement"), pursuant to which we issued to CPPIB an aggregate of 385,000 shares of our Series A Preferred Stock for a purchase price of approximately $325.0 million. The receipt of these funds satisfied the requirement under the Recapitalization Support Agreement that we obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014.

        We performed an interim impairment test for goodwill and indefinite-lived intangible assets. We completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeded its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. In accordance with Intangibles—Goodwill and Other ("ASC 350"), we recorded a preliminary estimated non-cash impairment loss of approximately $182.0 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014. We completed the second step of the impairment test and recorded an impairment loss of approximately $46.3 million during the quarter ended September 30, 2014.

        In addition to the goodwill impairment losses noted above, we recorded an impairment loss of approximately $1.2 million during the third quarter of 2014 related to the write-off of our 33.6% investment interest in a development stage proton therapy center located in New York ("NY Proton"). As a result of NY Proton's continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we are required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party.

        Early extinguishment of debt.    We incurred approximately $8.6 million from the early extinguishment of debt as a result of the prepayment of the Term A Loan, Term B Loan, MDLLC Credit Agreement, Note Purchase Agreement (each as defined below), and certain capital leases, which included the write-offs of $2.0 million in deferred financing costs, $2.7 million in original issue discount costs, and $3.8 million in pre-payment penalties, including $0.3 million paid to Theriac Management Investments, LLC ("Theriac") (a related party real estate entity owned by certain of the Company's directors and officers) pursuant to the Note Purchase Agreement.

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

        Fair value adjustment of earn-out liability.    On October 25, 2013, we completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from our senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which

$7.5 million included in other long-term liabilities in the consolidated balance sheets, is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions (the "earn out payment"). The Company recorded an estimated earn out payment at the time of the closing of the transaction. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due on December 31, 2015, and is payable through the issuance of the 11.75% senior secured notes. At December 31, 2013, we estimated the fair value of the contingent earn out liability and increased the liability due to the holders to approximately $7.6 million. We recorded the $0.1 million to expense in the fair value adjustment of earn-out liability caption in the consolidated statements of operations and comprehensive loss. At December 31, 2014, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller by approximately $0.8 million, which is recorded to expense in the fair value adjustment of earn-out liability caption in the consolidated statements of operations and comprehensive loss.

        Pursuant to the SFRO acquisition, we recorded an estimated contingent earn out liability totaling approximately $11.1 million. At December 31, 2014, we estimated the fair value of the contingent earn out liability and increased the liability due to the holders to approximately $11.9 million. We recorded the $0.8 million to expense in the fair value adjustment caption in the consolidated statements of operations and comprehensive loss.

        Fair value adjustment of embedded derivative.    Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of our qualifying initial public offering or a qualifying merger, we will execute and deliver to CPPIB a Warrant Agreement (the "Warrant Agreement") and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share. The warrants expire on the tenth anniversary of the date of issuance. We evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. The Company determined the fair value of the embedded derivative to be, and recorded approximately $15.0 million as of September 30, 2014. As of December 31, 2014 we estimated the fair value of the embedded derivative to be approximately $15.8 million. The $0.8 million change in fair value of the embedded derivative is recorded to expense in the fair value adjustment of embedded derivative caption in the consolidated statements of operations and comprehensive loss.

        Gain on the sale of an interest in a joint venture.    In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million, and recorded a respective gain on the sale. There were no similar sales during 2014.

        Loss (gain) on foreign currency derivative contracts.    We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. We maintained a foreign currency derivative contract which expired on March 31, 2014. The expiration of the foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a gain of $4,000 in 2014 and a loss of approximately $0.5 million in 2013.

        Income taxes.    Our effective tax rate was (1.5)% in fiscal 2014 and 20.8% in fiscal 2013. The change in the effective rate in 2014 compared to the same period of the year prior is primarily due to the favorable effect of the OnCure purchase price adjustments on the valuation allowance booked against our net deferred tax assets in 2013 and by the release of previously recorded reserves related to US federal, state and international tax issues and the recording of a noncash impairment charge relating to goodwill in the U.S. domestic reporting segment of $229.5 million during 2014. As a result, on an absolute dollar basis, the expense for income taxes changed by $25.6 million from the income tax benefit of $20.4 million in 2013 to an income tax expense of $5.2 million in 2014.

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

        Net loss.    Net loss increased by $265.0 million, from $78.2 million in net loss in 2013 to $343.2 million net loss in 2014. Net loss represents 10.7% of total revenues in 2013 and 33.4% of total revenues in 2014.

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

Date	Sites	Location	Market	Type
February 2012	1	Asheville, North Carolina	Western North Carolina	Acquisition
March 2012	2	Broward County—Florida	Broward County—Florida	Transition from professional /other to freestanding
March 2012	1	Lakewood Ranch—Florida	Sarasota/Manatee Counties—Florida	Acquisition
August 2012	1	Latin America	International (Argentina)	De Novo
May 2013	3	Cape Coral / Ft. Myers / Bonita Springs—Florida	Lee County—Florida	Acquisition
May 2013	2	Naples—Florida	Collier County—Florida	Acquisition
June 2013	1	Casa Grande—Arizona	Central Arizona	Joint Venture Acquisition
July 2013	1	Latin America	International (Mexico)	Acquisition
September 2013	1	Latin America	International (Argentina)	De Novo (Hospital Campus)
October 2013	30	California / Indiana / Florida	California / Indiana / Florida	Acquisition—OnCure Freestanding
October 2013	3	Indiana	Indiana	Acquisition—OnCure professional / other
October 2013	1	Roanoke Rapids, North Carolina	Eastern North Carolina	Acquisition

        Revenue from CMS for the 2013 PQRS program decreased approximately $0.6 million and revenues in our existing local markets and practices decreased by approximately $16.3 million. The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2013 Physician Fee Schedule, one less treatment day and treatment declines for prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. The decrease was partially offset by increased managed care pricing and organic growth.

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

        Facility rent expenses.    Facility rent expenses increased by $5.8 million, or 14.5%, from $39.8 million in 2012 to $45.6 million in 2013. Facility rent expenses as a percentage of total revenues increased from 5.7% in 2012 to 6.2% in 2013. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $6.0 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013. In March 2012, we paid approximately $0.4 million to terminate a lease for our Beverly Hills, California office we closed in March 2011. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.1 million.

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

        General and administrative expenses.    General and administrative expenses increased by $24.7 million or 30.0%, from $82.2 million in 2012 to $106.9 million in 2013. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 11.9% in 2012 to 14.5% in 2013. The net increase of $24.7 million in general and administrative expenses was due in part to an increase of approximately $7.9 million relating to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013. In addition, there was an increase of approximately $2.0 million related to expenses for consulting services for the CMS 2013/2014 fee schedule, $11.5 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $4.7 million relating to an estimated loss contingency reserve, $0.3 million in our rebranding initiatives to 21st Century Oncology trade name, offset by a decrease of approximately $1.0 million in litigation settlements with certain physicians and a decrease of approximately $0.7 million in our remaining practices and treatments centers in our existing local markets.

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

        Fair value adjustment of earn-out liability.    On March 1, 2011, we purchased the remaining 67% interest in MDLLC and its subsidiaries, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. We also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A., resulting in an ownership interest of 80%. The Company recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. At December 31, 2012, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.4 million. We recorded the $1.0 million to expense in the fair value adjustment caption in the consolidated statements of operations and comprehensive loss.

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

        Loss on foreign currency derivative contracts.    We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. Through March 2014, we maintained foreign currency derivative contracts which matured on a quarterly basis. In 2014 and 2013, the expiration of the December 31, 2013 foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a gain of approximately $4,000 and loss of $0.5 million, respectively.

        Income taxes.    Our effective tax rate was 20.8% for 2013 and (3.1)% in 2012. The change in the effective rate in 2013 compared to the same period of the year prior is primarily due to the favorable effect of the OnCure purchase price adjustments on the valuation allowance booked against our net deferred tax assets. The fiscal year 2012 tax rate was also impacted by the income tax benefit associated with the termination of the interest rate swap in the first quarter and by the recording of a noncash impairment charge relating to goodwill in the U.S. domestic reporting segment of $80.7 million. As a result, on an absolute dollar basis, the expense for income taxes changed by $24.9 million from the income tax expense of $4.5 million in 2012 to an income tax benefit of $20.4 million in 2013.

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

Liquidity and Capital Resources

        We are highly leveraged. As of December 31, 2014, we had $967.1 million of long-term debt outstanding. We have experienced and continue to experience losses from operations. We reported a net loss of approximately $343.2 million, $78.2 million, and $151.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

        This equity investment provides us with incremental liquidity, reduces our debt, and provides capital to continue to grow our business. As further described in our consolidated financial statements, a portion of the net proceeds from the issuance of our Series A Preferred Stock was used to repay all outstanding borrowings under our revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.

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

        We have several initiatives designed to increase profitability including: (i) fully integrating our recent acquisitions to improve operational performance; (ii) improving commercial payer contracting to increase reimbursement; (iii) continued development and expansion of our integrated cancer care model; and (iv) realignment of our physician compensation arrangements to reflect the current reimbursement environment. Although we are significantly leveraged, we expect that the current cash balance, liquidity from our revolver, and cash generated from operations will be sufficient to meet working capital, capital expenditure, debt service, and other cash needs through December 31, 2015.

Cash Flows From Operating Activities

        Net cash provided by operating activities for the years ended December 31, 2012 was $16.1 million. Net cash used in operating activities for the years ended December 31, 2013 and 2014 was $11.6 million and $15.4 million, respectively.

        Net cash used in operating activities increased by $3.8 million from $11.6 million in 2013 to $15.4 million in 2014 predominately due to management of our vendor payables and increased cash flow related to our OnCure and SFRO transactions. In June 2014, we recorded a preliminary impairment loss of approximately $182.0 million as a result of us experiencing some liquidity issues after terminating our previously planned initial public offering. We finalized our goodwill impairment for step two of the process as of September 30, 2014 and recorded an additional $46.3 million in goodwill impairment and $1.2 million in impairment related to our write-off of our 33.6% investment interest in NY Proton. As a result of NY Proton's continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we are required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party.

        Cash at December 31, 2014 held by our foreign subsidiaries was $4.5 million. We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S. We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

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

Cash Flows From Investing Activities

        Net cash used in investing activities for 2012, 2013, and 2014 was $57.3 million, $118.0 million, and $113.5 million, respectively.

        Net cash used in investing activities decreased by $4.5 million from $118.0 million in 2013 to $113.5 in 2014. In 2014, net cash used in investing activities was impacted by approximately $50.2 million in the acquisition of medical practices. On February 10, 2014, we purchased a 65% equity interest in SFRO for approximately $65.5 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility, $2.0 million seller financing note, and $7.9 million of term loans to refinance existing SFRO debt. In addition, we reflected approximately $11.7 million as restricted cash relating to the SFRO existing debt and an indemnity escrow for the determination of the final purchase price as well as recording $11.1 million as a contingent earn out payment. On April 21, 2014, we purchased the assets of a radiation oncology practice located in Boca Raton, Florida for approximately $0.4 million plus the assumption of approximately $2.7 million of debt. During 2014, we purchased approximately $56.6 million in property and equipment. We have one of the most technically-advanced radiation equipment platforms in the industry. A significant portion of this spend is for growth related projects. This includes the upgrade of technology and equipment at the legacy OnCure centers to expand capacity as well as add SRS capacity, and MDLLC's growth.

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

        In 2013, net cash used in investing activities was impacted by approximately $0.5 million in contribution of capital to an unconsolidated joint venture. In June 2013, we sold our 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island for approximately $1.5 million. In July 2013, we purchased the remaining 38.0% interest in a joint venture radiation facility, located in Woonsocket, Rhode Island from a hospital partner for approximately $1.5 million. In July 2013 we purchased a company, which operates a radiation treatment center in Tijuana, Mexico for approximately $1.6 million. In October 2013, we purchased a radiation therapy treatment center in Roanoke Rapids, North Carolina for approximately $2.2 million. During 2013, we entered into foreign exchange option contracts expiring on June 2014 to convert a significant portion of our forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a weakening Argentine Peso against the U.S. dollar. The cost of the option contracts, were approximately $0.2 million.

        Historically, our capital expenditures have been primarily for equipment, leasehold improvements and information technology equipment. Total capital expenditures, inclusive of amounts financed through capital lease arrangements, outstanding accounts payable relating to the acceptance and delivery of medical equipment and exclusive of the purchase of radiation treatment centers, were $38.0 million, $43.8 million and $77.2 million in 2012, 2013 and 2014, respectively. Historically, we have funded our capital expenditures with cash flows from operations, borrowings under our senior secured credit facilities and borrowings under lease lines of credit.

Cash Flows From Financing Activities

        Net cash provided by financing activities for 2012, 2013 and 2014 was $46.4 million, $131.6 million and $210.6 million, respectively.

        On January 2, 2014, we sold a 20% share of our Southern New England Regional Cancer Care joint venture each to Care New England Health System ("CNE") and Roger Williams Medical Center. Also during the quarter, CNE acquired a 20% interest in our Roger Williams Medical Center joint venture. We received payments of approximately $1.3 million from the issuance of noncontrolling interests in these joint ventures.

        On February 10, 2014, 21C East Florida and South Florida Radiation Oncology Coconut Creek, LLC ("Coconut Creek"), a subsidiary of SFRO, as borrowers, the several lenders and other financial institutions or entities from time to time parties thereto and Cortland Capital Market Services LLC as administrative agent and collateral agent entered into a new credit agreement (the "SFRO Credit Agreement"). The SFRO Credit Agreement provides for a $60 million Term B Loan in favor of 21C East Florida ("Term B Loan") and $7.9 million Term A Loan in favor of Coconut Creek issued for purposes of refinancing existing SFRO debt ("Term A Loan" and together with the Term B Loan, the "SFRO Term Loans"). The SFRO Term Loans each have a maturity date of January 15, 2017. We incurred approximately $1.0 million in deferred financing costs relating to the SFRO debt.

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

        The Credit Agreement provides for credit facilities consisting of (i) a $90 million Term Facility and (ii) a Revolving Credit Facility provided for up to $100 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit). The Term Facility and the Revolving Credit Facility each have a maturity date of October 15, 2016.

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

        This equity investment provides us with incremental liquidity, reduces our debt, and provides capital to continue to grow our business. As further described in Note 11 to our consolidated financial statements, a portion of the net proceeds from the issuance of our Series A Preferred Stock was used to repay all outstanding borrowings under our revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.

        For the year ended December 31, 2014, we paid approximately $4.9 million in costs associated with the initial public offering costs.

        We had partnership distributions from non-controlling interests of approximately $3.9 million, $2.2 million, and $3.6 in 2012, 2013, and 2014, respectively.

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

        On March 1, 2011, we issued $50 million of 9 7/8% Senior Subordinated Notes due 2017 pursuant to a Commitment Letter from DDJ Capital Management, LLC. The proceeds of $48.5 million were used (i) to fund the Company's acquisition of all of the outstanding membership units of MDLLC and substantially all of the interests of MDLLC's affiliated companies (the "MDLLC Acquisition") and (ii) to fund transaction costs associated with the MDLLC Acquisition. We incurred approximately $1.6 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers' discount of $0.6 million.

Senior Secured Second Lien Notes

        On May 10, 2012, we issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017 (the "Secured Notes").

        The Secured Notes were issued pursuant to an indenture, dated May 10, 2012 (the "Secured Notes Indenture"), the Company, the guarantors signatory thereto and Wilmington Trust, National Association. The Secured Notes are senior secured second lien obligations of the Company and are guaranteed on a senior secured second lien basis by the Company, and each of our domestic subsidiaries to the extent such guarantor is a guarantor of the Company's obligations under the Revolving Credit Facility.

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

Senior Secured Credit Facility

        On May 10, 2012, we also entered into the Original Credit Agreement among 21C, as borrower, the Company, Wells Fargo Bank, National Association, as administrative agent, collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto. On August 28, 2013, we entered into the Amendment Agreement to the Original Credit Agreement. Pursuant to the terms of the Amendment Agreement the amendments to the Original Credit Agreement became effective on August 29, 2013.

        The Credit Agreement provides for credit facilities consisting of (i) a $90 million Term Facility and (ii) a Revolving Credit Facility provided for up to $100 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit). The Term Facility and the Revolving Credit Facility each have a maturity date of October 15, 2016.

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

        The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at December 31, 2014	Level at December 31, 2014
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$15.0 million	$186.5 million

        The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of December 31, 2014.

        On April 15, 2014, we obtained a waiver of borrowing conditions due to a default of not providing audited financial statements for the year ended December 31, 2013 within 90 days after year end. We paid the administrative agent for the account of the Revolving Lenders a fee equal to 0.125% of such Lender's aggregate commitments. The Senior Revolving Credit Facility provides for a 30 day cure period for the filing of the audited annual consolidated financial statements. The default was cured with the provision of the audited consolidated financial statements to the administrative agent on April 30, 2014.

Purchase Money Note Purchase Agreement

        On May 19, 2014, we entered into a Purchase Money Note Purchase Agreement (the "Note Purchase Agreement") with Theriac (a related party entity owned by certain of the Company's directors and officers). Pursuant to the Note Purchase Agreement, Theriac loaned to us, pursuant to an unsecured purchase money note, the principal amount of $7.4 million. The Company and certain of its domestic subsidiaries of the Company guaranteed the obligations under the note. The note will mature on June 15, 2015 and is subject to an interest rate payable in cash of 10.75% per annum or by adding the amount of such interest to the aggregate principal amount of outstanding notes at the interest rate of 12.0% per annum. The proceeds from the issuance of the note were used to pay for purchases or improvements of property and equipment or to refinance debt incurred to finance such purchases or improvements. A portion of the net proceeds from the issuance of our Series A Preferred Stock was used to repay all outstanding borrowings under the Note Purchase Agreement on September 26, 2014.

MDLLC Credit and Guaranty Agreement

        On July 28, 2014, MDLLC and certain of its subsidiaries and affiliates, including the Company entered into a credit and guaranty agreement (the "MDLLC Credit Agreement").

        The MDLLC Credit Agreement provided for Tranche A term loans in the aggregate principal amount of $8.5 million and Tranche B term loans in the aggregate principal amount of $9.0 million (collectively, the "MDLLC Term Loans"), for an aggregate principal amount of MDLLC Term Loans of $17.5 million, in favor of MDLLC.

        The MDLLC Term Loans are subject to interest rates, for any interest period, at a rate equal to 14.0% per annum.

        A portion of the net proceeds from the issuance of our Series A Preferred Stock was used to repay all outstanding borrowings under the MDLLC Credit Agreement on September 26, 2014.

Term Loan A and B Facilities

        On February 10, 2014, 21C East Florida and Coconut Creek, as borrowers, entered into the SFRO Credit Agreement. The SFRO Credit Agreement provides for a $60 million Term B Loan in favor of 21C East Florida and $7.9 million Term A Loan in favor of Coconut Creek issued for purposes of refinancing existing SFRO debt. The SFRO Term Loans each have a maturity date of January 15, 2017.

        On July 22, 2014, 21C East Florida and Coconut Creek entered into a first amendment (the "SFRO Amendment") to the SFRO Credit Agreement. The SFRO Amendment provided for an incremental $10.35 million term loan (the "Term A-1 Loan") in favor of Coconut Creek issued for purposes of (i) refinancing approximately $5.64 million in existing capitalized lease obligations owing to First Financial Corporate Leasing, including a prepayment premium, (ii) repaying the approximately $2.55 million intercompany loan made by 21C to pay the capitalized lease obligations owing to First Financial Corporate Leasing and (iii) pay fees, costs and expenses of the transactions related to the SFRO Amendment.

        The SFRO Term Loans were subject to variable interest rates. In addition, the Term B Loan contained a provision allowing 21C East Florida to elect payment in kind interest payments.

        A portion of the net proceeds from the issuance of our Series A Preferred Stock was used to repay all outstanding borrowings under the Company's South Florida Radiation Oncology Term A, Term A-1, and Term B loans on September 26, 2014.

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

Billing and Collections

        Our billing system in the U.S., excluding recently acquired businesses, utilizes a fee schedule for billing patients, third-party payers and government sponsored programs, including Medicare and Medicaid. Fees billed to government sponsored programs, including Medicare and Medicaid, and fees billed to contracted payers and self pay patients (not covered under other third party payer arrangements) are automatically adjusted to the allowable payment amount at time of billing. For all our practices that are less than one year from date of acquisition, our billing system includes fee schedules on approximately 99% of all payers and developed a blended rate allowable amount on the remaining payers. As a result of this change fees billed to all payers are automatically adjusted to the allowable payment at time of billing.

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

Acquisitions and Developments

        The following table summarizes our change in treatment centers in which we operate for the year ended December 31, 2014:

2014
Treatment centers at beginning of period	163
Internally developed / reopened	2
Transitioned to freestanding	1
Internally (consolidated / closed / sold)	(10)
Acquired	21
Hospital-based / other groups	5
Hospital-based (ended / transitioned)	(2)

Treatment centers at period end	180

        On January 2, 2014, we sold a 20% share of our Southern New England Regional Cancer Care joint venture each to CNE and Roger Williams Medical Center. Also during the quarter CNE acquired a 20% interest in our Roger Williams Medical Center joint venture. The incorporation of CNE reflects the addition of another important long-term partnership with a leading health system.

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

        On January 15, 2014, we purchased a 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $0.9 million plus the assumption of approximately $3.1 million in debt. The facility is strategically located in Guatemala City's medical corridor and, when combined with our existing center, we believe will significantly enhance our level of services.

        In January 2014, we entered a strategic partnership with ProHealth Care Associates, LLP and opened a new de novo state-of-the-art radiation therapy center in Riverhead, New York. ProHealth is the largest physician group practice in the metropolitan New York area with over 500 physicians in over 150 offices treating over 750,000 covered lives.

        On February 10, 2014, we purchased a 65% equity interest in SFRO for approximately $65.5 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt.

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

        During the first quarter of 2014, we closed two radiation treatment facilities, one located in Lee County—Florida and another facility located in Charlotte County—Florida, as a result of the purchase on the OnCure transaction.

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

        During October 2014, the Company entered into a license agreement with the Public Health Trust of Miami-Dade County, Florida to license space and equipment and assume responsibility for the operation of a radiation therapy center located in Miami, Florida, as part of the Company's value added services offering. The license agreement runs for an initial term of five years, with two separate five year renewal options.

        During the fourth quarter of 2014, we closed one radiation treatment facility located in New York.

        As of December 31, 2014, we have four additional de novo radiation treatment centers located in Bolivia, California, North Carolina, and South Carolina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

        We had been selected by a consortium of leading New York academic medical centers (including Memorial Sloan-Kettering Cancer Center, Beth Israel Medical Center/Continuum Health System, NYU Langone Medical Center, Mt. Sinai Medical Center, and Montefiore Medical Center) to serve as the developer and manager of a proton beam therapy center to be constructed in Manhattan. The project is in the final stages of certificate of need approval. As a result of NY Proton's continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we are required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party. We have accounted for our interest in the center as an equity method investment.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management's subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used in the preparation of our consolidated financial statements.

Variable Interest Entities

        We evaluate certain of our radiation oncology practices in order to determine if they are variable interest entities ("VIE"). This evaluation resulted in determining that certain of our radiation oncology practices were potential VIEs. For each of these practices, we have evaluated (1) the sufficiency of the fair value of the entities' equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities' significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entities' activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. ASC 810 requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of our radiation oncology practices are VIEs and we have a variable interest in each of these practices through our administrative services agreements.

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

        We derive a significant portion of our revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payer class basis given our interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process. Changes in estimates related to the allowance for contractual discounts affect revenues reported in our consolidated statements of operations and comprehensive loss. If our overall estimated allowance for contractual discounts on our revenues for the year ended December 31, 2014 were changed by 1%, our after-tax loss from continuing operations would change by approximately $0.1 million. This is only one example of reasonably possible sensitivity scenarios. A significant increase in our estimate of contractual discounts for all payers would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

        During the years ended 2012, 2013 and 2014, approximately 45%, 45% and 42%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

        The amount of the allowance for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in federal and state governmental healthcare coverage and other collection indicators. The primary tool used in our assessment is an annual, detailed review of historical collections and write-offs of accounts receivable as they relate to aged accounts receivable balances. The results of our detailed review of historical collections and write-offs, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. If the actual bad debt allowance percentage applied to the applicable aging categories would change by 1% from our estimated bad debt allowance percentage for the year ended December 31, 2014, our after-tax loss from continuing operations would change by approximately $1.1 million and our net accounts receivable would change by approximately $1.8 million at December 31, 2014. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate. Accounts receivable are written-off after collection efforts have been followed in accordance with our policies.

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

        In addition to the goodwill impairment losses noted above, we recorded an impairment loss of approximately $1.2 million during the third quarter of 2014 related to the write-off of our 33.6% investment interest in NY Proton. As a result of NY Proton's continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we are required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party.

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

        The estimated fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was an income methodology based on estimates of forecasted cash flows for each reporting unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, a market- based valuation method involving analysis of market multiples of revenues and EBITDA for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. Assumptions used are similar to those that would be used by market participants performing valuations of regional divisions. Assumptions were based on analysis of current and expected future economic conditions and the strategic plan for each reporting unit.

        Intangible assets consist of trade names, certificates of need, non-compete agreements, licenses and hospital contractual relationships. Trade names and certificates of need have an indefinite life and are tested annually for impairment. Non-compete agreements, licenses and hospital contractual relationships are amortized over the life of the agreement (which typically ranges from 2 to 20 years) using the straight-line method. No intangible asset impairment loss was recognized for the years ended December 31, 2012, 2013, and 2014.

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

        For purposes of determining the compensation expense associated with the 2012 and 2013 equity-based incentive plan grants, we engaged a third party valuation company to value the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The third party valuation company then used the probability-weighted expected return method ("PWERM") to determine the fair value of these units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company's ability to achieve certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit. Management considers an initial public offering of the Company's stock to be one of the exit scenarios for the current shareholders, as well as a sale or merger/acquisition transaction. For the scenarios the enterprise value at exit was estimated based on a multiple of the Company's EBITDA for the fiscal year preceding the exit date. The enterprise value for the scenario where the Company stays private (and under the majority ownership of Vestar, our equity sponsor) was estimated based on a discounted cash flow analysis as well as guideline company market approach. The guideline companies were publicly-traded companies that were deemed comparable to the Company. The discount rate analysis also leveraged market data of the same guideline companies. For each PWERM scenario, management estimated probability factors based on the outlook of the Company and the industry as well as prospects and timing for a potential exit based on information known or knowable as of the grant date. The probability-weighted unit values calculated at each potential exit date was present-valued to the grant date to estimate the per-unit value. The discount rate utilized in the present value calculation was the cost of equity calculated using the Capital Asset Pricing Model and based on the market data of the guideline companies as well as historical data published by Morningstar, Inc. For each PWERM scenario, the per unit values were adjusted for lack of marketability discount to determine unit value on a minority, non-marketable basis.

        For 2012, 2013, and 2014, the estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company's consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if probable of being met. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company's common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units. The assumed forfeiture rate is based on an average historical forfeiture rate. All outstanding Class EMEP Units and Class L units were canceled without payment to the holder thereof in connection with 21CI's entry into the Fourth Amended LLC Agreement.

Grants under 2013 Plan

        On December 9, 2013, 21CI entered into Fourth Amended LLC Agreement which replaced the Third Amended LLC Agreement in its entirety. The Fourth Amended LLC Agreement established new classes of incentive equity units in 21CI in the form of Class M Units, Class N Units and Class O Units for issuance to employees, officers, directors and other service providers, eliminated 21CI's Class L Units and Class EMEP Units, and modified the distribution entitlements for holders of each existing class of equity units of 21CI.

Income Taxes

        We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, "Income Taxes" ("ASC 740"), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2012, we determined that the valuation allowance was approximately $82.3 million, consisting of $70.3 million against federal deferred tax assets and

$12.0 million against state deferred tax assets. This represented an increase of $36.8 million over the prior year. For the year ended December 31, 2013, we determined that the valuation allowance should be $97.4 million, consisting of $87.5 million against federal deferred tax assets and $9.9 million against state deferred tax assets. This represented an increase of $15.1 million in valuation allowance. For the year ended December 31, 2014, we determined that the valuation allowance should be $184.0 million, consisting of $163.4 million against federal deferred tax assets and $20.6 million against state deferred tax assets. This represents an increase of $86.6 million in valuation allowance.

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

        We are subject to taxation in the United States, approximately 24 state jurisdictions, the Netherlands, and throughout Latin America, namely, Argentina, Bolivia, Brazil, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which we are subject to tax are the United States, Florida and Argentina.

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

        During 2012, we closed a US Federal income tax examination for tax years 2007 through 2008. All issues proposed were agreed to with the exception of interest and penalties for which an accrual of $2.2 million was recorded. During the third quarter of 2013, we closed the US federal income tax audit related to calendar year 2009 with no material adjustments. We closed the New York state audit for tax years 2006 through 2008 with a favorable result during the first quarter of 2013. During 2014, we reached a favorable settlement with the US Internal Revenue Service related to the interest and penalty issues in tax years 2007 and 2008 and various US state and local and foreign jurisdictions related to tax years 2005 through 2012. As a result, we released $3.2 million of previously recorded reserves.

Recent Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740):Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which amends ASC 740 to clarify balance sheet presentation requirements of unrecognized tax benefits. ASU 2013-11 was effective for us on January 1, 2014. We adopted ASC 740 and reclassified approximately $1.2 million of unrecognized tax benefits from income taxes payable to other long term liabilities.

        In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU 2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity's significant continuing involvement with a discontinued operation. The accounting update is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are currently evaluating the potential impact of this guidance.

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

        In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)." The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the potential impact of this guidance.

        In November 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity (ASU 2014-06). The new guidance eliminates use of diversity in practice when evaluating whether the nature of the host contract within a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. Pursuant to ASU 2014-06, entities should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the potential impact of this guidance.

        In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The new guidance intends to reduce the number of consolidation models as well as place more emphasis on risk of loss when determining a controlling financial interest. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the potential impact of this guidance.

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

Inflation

        While inflation was not a material factor in revenue or operating expenses during the periods presented, the healthcare industry is labor- intensive. Wages and other expenses increase during periods of inflation and labor shortages, such as the nationwide shortage of dosimetrists and radiation therapists. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures to curb increases in operating costs and expenses. We have to date offset increases in operating costs by increasing reimbursement or expanding services. However, we cannot predict our ability to cover, or offset, future cost increases.

Commitments

        The following table sets forth our contractual obligations as of December 31, 2014.

Contractual Cash Obligations	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Senior secured credit agreement(1)	$118,322	13,872	104,450	—	—
Senior subordinated notes(2)	466,056	37,530	428,526	—	—
Senior secured second lien notes(3)	413,420	31,063	382,357	—	—
Senior secured notes(4)	92,993	8,813	84,180	—	—
Other notes and capital leases(5)	89,156	32,855	43,329	8,760	4,212
Operating lease obligations(6)	543,437	59,413	111,856	97,677	274,491
Finance obligations(7)	29,304	2,194	4,777	4,566	17,767

Total contractual cash obligations	$1,752,688	$185,740	$1,159,475	$111,003	$296,470

(1)
As of December 31, 2014, there was $-0.0- million in aggregate principal amount outstanding under our senior secured revolving credit facility and $90.0 million in aggregate principal amount outstanding under our senior term credit facility (excluding issued but undrawn letters of credit). Interest expense and fees on our senior secured revolving credit facility is based on an assumed interest rate of the one-month LIBOR rate as of December 31, 2014 plus 575 basis points plus unused commitment fees on our $100.0 million senior secured revolving credit facility and 7.5% on our $90.0 million senior secured term credit facility.

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

Interest Rates

        Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of December 31, 2014, we have interest rate exposure on $90.0 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $0.9 million in the amount of annualized interest paid and annualized interest expense recognized in our consolidated financial statements.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, to allow for timely decisions regarding required disclosure. On August 25, 2014, Bryan J. Carey resigned as the President, Chief Financial Officer and Vice Chairman of the Company and from the offices and directorships he held with the Company's subsidiaries. We had appointed David Beckman as Interim Chief Financial Officer to serve in that role. On November 25, 2014, 21C terminated its financial advisory and consulting agreement with FTI Consulting, Inc. Accordingly, pursuant to the terms of the agreement, effective as of December 26, 2014, David Beckman is no longer serving as the Company's Interim Chief Financial Officer. Joseph Biscardi, the Company's Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer, serves as the Company's principal financial officer. The functions of Chief Financial Officer will be filled by individuals with significant tenure at 21C, including Richard Lewis, Chief Financial Officer—US Operations (9 years), Mr. Biscardi (17 years), and Frank G. English IV, Vice President—International Finance and Treasurer (3 years), until such time as a new Chief Financial Officer is appointed. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

        Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected in a timely manner. Because of its inherent limitations, including the possibility of human error and the circumvention or overriding of control procedures, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation did not include an assessment of the effectiveness of internal control over financial reporting for SFRO, which the Company acquired effective February 10, 2014. SFRO represented approximately $186.8 million of the Company's consolidated total assets as of December 31, 2014 and approximately $138.8 million of the Company's consolidated total revenues during the year ended December 31, 2014. Based on this evaluation, management concluded that the Company's internal control over financial reporting, excluding the internal controls of SFRO, was effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

        As previously disclosed in Item 9A of the 2013 Form 10-K, management had then concluded that there was a material weakness in internal controls over financial reporting related to our internal communications regarding the identification of and accounting for the loss contingency, along with the related disclosure regarding certain subpoenas we received in February 2014, from the OIG. We implemented certain changes to our internal control over financial reporting to address the material weaknesses in our internal control over financial reporting. Specifically, during fiscal year 2014, management implemented a system of internal controls over financial reporting with respect to the accounting for loss contingencies, including the establishment of a disclosure committee and the assessment of future probable loss contingency accounting and methods. Management's report on internal control over financial reporting is included above. Management has concluded that, as of December 31, 2014, the above identified material weakness had been fully remediated.

        Effective February 10, 2014, we completed the acquisition of SFRO. The facilities acquired as part of the SFRO Acquisition utilize different information technology systems from our other facilities. We are currently integrating our internal control processes at SFRO. Although the SFRO acquisition has been excluded from our assessment of and conclusion on the effectiveness of our internal control over financial reporting, we have concluded there are material weaknesses related to the integration of SFRO into our control environment as of December 31, 2014. Specifically, we did not maintain appropriate segregation of duties over cash, adequate access controls with regard to financial applications, or adequate controls over the processing of expenditures.

        We are in the process of developing and implementing a remediation plan to address the material weaknesses related to the SFRO integration. The remediation actions that are expected to be taken include the following:

  •
  Integration of the revenue cycle and practice management system platform to our current revenue cycle systems.

  •
  Centralization of the cash management process and consolidation on bank accounts and banking transactions.

  •
  Centralization of vendor payments and processes to our current payment process systems.

        Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

21st Century Oncology Holdings, Inc.'s Executive Officers, Directors and Key Employees

Name	Age	Position
Daniel E. Dosoretz, M.D.	62	Chief Executive Officer and Director
Alejandro Dosoretz	56	President and Chief Executive Officer of Medical Developers Cooperatief U.A. B.V. and Vidt Centro Medico
Constantine A. Mantz, M.D.	46	Chief Medical Officer
Gary Delanois	62	Senior Vice President, United States Operations
Joseph Biscardi	46	Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer
Richard R. Lewis	46	Senior Vice President, Chief Financial Officer for United States Operations
Madlyn Dornaus	62	Senior Vice President, Chief Compliance Officer
Frank G. English, IV	54	Vice President International Finance and Treasurer
James L. Elrod, Jr.	60	Director
Robert L. Rosner	55	Director
Erin L. Russell	41	Director
Scott Lawrence	41	Director
Christian Hensley	41	Director
James H. Rubenstein, M.D.	60	Secretary, Medical Director
Howard M. Sheridan, M.D.	70	Director

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

        Alejandro Dosoretz joined us in March 2011 in conjunction with our purchase of MDLLC where he serves in his current capacity as President and Chief Executive Officer of Medical Developers Cooperatief U.A. B.V. and Vidt Centro Medico. Prior to 2011, Mr. Dosoretz served as President and

Chief Executive Officer of Vidt Centro Medico, where he held that position since 2003. He previously served as President of Provincia ART from 2001-2003. From 1983-2001, Mr. Dosoretz acted as an advisor to various healthcare companies in Argentina. Mr. Dosoretz has served on Argentina's Congress' Health Advisory Committee, as a general advisor to Argentina's National Institute for Retirees and Pensioners, and has represented Argentina's Ministry of Foreign Affairs. He holds a Public Accounting degree from the University of Buenos Aires, School of Economics.

        Constantine A. Mantz, M.D. joined us in 2000 and has served in his current capacity since February 2011 and formerly as Senior Vice President of Clinical Operations from March 2009 to February 2011. Dr. Mantz is also employed as a physician by our wholly owned subsidiary, 21st Century Oncology, Inc. Dr. Mantz received a Bachelor of Science Degree in Biology from Loyola University of Chicago. He earned his medical degree from the University of Chicago's Pritzker School of Medicine and did a surgical internship at the Hennepin County Medical Center in Minneapolis, Minnesota. Dr. Mantz completed his radiation oncology residency at the University of Chicago Hospitals, is Board Certified in Radiation Oncology by the American Board of Radiology and is a member of ACR, the American Medical Association, the American Society for Radiation Oncology and the Association of Freestanding Radiation Oncology Centers. During the course of his career, Dr. Mantz has been involved in numerous radiation therapy research projects, published professional journal articles and given lectures and presented abstracts and poster sessions at national meetings concerning cancer treatment. Dr. Mantz has special clinical interests in the study and treatment of prostate cancer and breast cancer. Dr. Mantz also has published and lectured on healthcare payment and delivery reform in oncology.

        Gary Delanois moved into his current role as Senior Vice President, United States Operations in August 2014 after leading the growth of our integrated cancer care operations network of employed and affiliated physicians. Prior to joining the Company, Mr. Delanois was the Administrator for a large urology group practice that was one of the first multispecialty groups to join the Radiation Therapy Services, Inc. network. Mr. Delanois has more than 24 years of experience in the healthcare field, including assisting large, integrated healthcare delivery systems establish primary and specialty care physician networks. He began his career in business as a certified public accountant with Ernst & Young in Indianapolis, and later progressed to a Senior Manager position with Coopers & Lybrand in Southwest Florida before leaving to become Chief Operating Officer with a diversified and multi-divisional private company. Mr. Delanois is a certified public accountant and a member of the American Institute of CPAs and the Florida Institute of Public Accountants.

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

        Richard R. Lewis joined us in January 2006 and serves as our Senior Vice President, and Chief Financial Officer for United States Operations. Prior to joining the Company, Mr. Lewis worked for Anthem Blue Cross and Blue Shield in the self-insured National Accounts Division serving in various roles including as the Director of Coast and Budget, and Director of Administrative Services from April 1996 to December 2005. Mr. Lewis holds a Bachelor of Science in Business Administration degree in accounting from the Fisher College of Business at The Ohio State University and an MBA from the Joseph M. Katz Graduate School of Business at The University of Pittsburgh. He is a member of the Accountancy Board of Ohio and the American Institute of Certified Public Accountants.

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

        Frank G. English, IV began working with the Company as an international acquisition and finance consultant in March 2009 in conjunction with our investment in MDLLC. He joined the Company full time in August 2011, as Vice President, International Finance. In April 2012 Mr. English assumed the additional responsibility of Corporate Treasurer. During 2010 Mr. English was Acting Treasurer of Community Education Centers. Prior to joining us in 2009, Mr. English worked for Banco Santander's Global Corporate and Investment Bank in New York as Managing Director, U.S. Energy and Power Group, assisting U.S. multi-nationals globally, but primarily in Latin America. Mr. English received his B.A. from Washington and Lee University and his MBA from Duke University, Fuqua School of Business.

        James L. Elrod, Jr. has been a member of our Board of Directors since February 2008 and served as Chairman of our Board of Directors from February 2008 to October 2014. Mr. Elrod is a Managing Director of Vestar. Prior to joining Vestar in 1998, Mr. Elrod was Executive Vice President, Finance and Operations for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of National Mentor Holdings, Inc. and was a director of Joerns Healthcare, LLC until August 2010 and Essent Healthcare, Inc. until December 2011. Mr. Elrod received his A.B. from Colgate University and his MBA from Harvard Business School. Mr. Elrod's experience in the healthcare industry and collective board experience, financial experience, and diverse personal background led to the conclusion that Mr. Elrod should serve as a director of the Company.

        Robert L. Rosner has been a member of our Board of Directors since February 2012 and the Chairman of our Board of Directors since October 2014. Mr. Rosner was a founding partner of Vestar in 1988 and currently serves as Co-President of the firm. Prior to founding Vestar, Mr. Rosner was with the Management Buyout Group at The First Boston Corporation. Mr. Rosner is currently a director of Institutional Shareholder Services, Triton Container International Limited, Tervita Corporation, and was previously a director of Seves S.p.a. until October 2014, Group OGF until October 2013, AZ Electronic Materials S.A. until November 2010, and Sunrise Medical, Inc. until December 2012. He serves as a member of the Graduate Executive Board of The Wharton School and is a Trustee of The Lawrenceville School. Mr. Rosner received a B.A. in Economics from Trinity College and an MBA with Distinction from The Wharton School at the University of Pennsylvania. Mr. Rosner's collective board experience, financial experience, history in governance matters and diverse personal background led to the conclusion that Mr. Rosner should serve as a director of the Company.

        Erin L. Russell has been a member of our Board of Directors since February 2008. Ms. Russell is a Principal of Vestar, and is primarily focused on healthcare investments. Ms. Russell joined Vestar in 2000. Previously, she was a member of the mergers and acquisitions group at PaineWebber, Inc. Ms. Russell is a director of DeVilbiss Healthcare, LLC and was previously a director of DynaVox Inc. until January 2015. In addition, she serves on the National Advisory Board of the Jefferson Scholars Foundation at the University of Virginia. Ms. Russell received a B.S. from the McIntire School of Commerce at the University of Virginia and her MBA from Harvard Business School. Ms. Russell's experience in the healthcare industry, board experience and diverse personal background led to the conclusion that Ms. Russell should serve as a director of the Company.

        Scott Lawrence has been a member of our Board of Directors since September 2014. Mr. Lawrence leads the team responsible for making significant minority investments in public companies seeking a constructive, longer-term relationship with CPPIB. He has more than 15 years of experience in the financial services sector. Mr. Lawrence joined the CPPIB's Private Investments group in 2005 as a Senior Principal to start the Infrastructure Investments group. Prior to that, he was an investment professional at Onex Corporation and held positions in both finance and operations at GE Capital Real Estate and GE Plastics. Mr. Lawrence holds an MBA from Harvard Business School and a Bachelor of Commerce (Honours) from Queen's University in Canada. He also serves on the board of TORC Oil & Gas Ltd., and has served on numerous other boards in a variety of industries. Mr. Lawrence's experience in the healthcare industry, board experience and diverse personal background led to the conclusion that Mr. Lawrence should serve as a director of the Company.

        Christian Hensley has been a member of our Board of Directors since September 2014. Prior to joining CPPIB's Relationship Investments group in 2012, Mr. Hensley spent 11 years in the private equity and growth capital industry at Charterhouse Group and Planier Capital. As a principal investor, Mr. Hensley previously served on five company boards in the Healthcare Services, Business Services, Communications and Education sectors. Mr. Hensley began his career in the Investment Banking division of Salomon Brothers in New York City. He holds an MBA from Harvard Business School and a BA from the University of Pennsylvania. Mr. Hensley's experience in the healthcare industry, board experience and diverse personal background led to the conclusion that Mr. Hensley should serve as a director of the Company.

        James H. Rubenstein, M.D. joined us in 1989 as a physician and has served as Medical Director since 1993 and as a director from January 1993 through September 2014. Dr. Rubenstein is also employed as a physician by our wholly owned subsidiary, 21st Century Oncology, LLC. Prior to joining the Company, Dr. Rubenstein was an Assistant Professor of Radiation Oncology at the University of Pennsylvania and later became Co-Director of its Radiation Oncology Residency Program. He also served as Chairman of the Department of Medicine for Columbia Regional Medical Center in Southwest Florida and became a Clinical Assistant Professor at the University of Miami School of Medicine's Department of Radiology. He is board certified in Internal Medicine by the American Board of Internal Medicine and in Radiation Oncology by the American Board of Radiology. He graduated from New York University School of Medicine and completed his internship and residency in internal medicine at Beth Israel Hospital in Boston, at the same time working as an Assistant Instructor in internal medicine for Harvard University's School of Medicine. Dr. Rubenstein's years of experience in the healthcare industry career, particularly in radiation oncology and with the Company, as well as his familiarity with all aspects of its business led to the conclusion that Dr. Rubenstein should serve as a director of the Company.

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

Board Composition

        Effective as of September 26, 2014, we entered into the Amended Securityholders Agreement. The Amended Securityholders Agreement amends and restates the existing securityholders agreement such that, among other things, the Board of Directors is comprised of (i) two managers nominated by the Majority Preferred Holders, (ii) three managers nominated by funds affiliated with Vestar and (iii) Dr. Daniel E. Dosoretz and one manager he nominated after consultation with Vestar and the Majority Preferred Holders, subject to certain ongoing security ownership provisions. In addition, the size of our Board of Directors may be increased to include one independent director nominated by the Majority Preferred Holders at their election. Following an event of default under the Certificate of Designations, the parties to the Amended Securityholders Agreement agree to vote in favor of a changed board composition at the election of the Majority Preferred Holders.

        Each director serves for annual terms and until his or her successor is elected and qualified. The Company's Board of Directors presently consists of seven members.

        We are controlled by 21CI. 21CI does not have a formal policy regarding the procedures by which equityholders may recommend nominees to its Board of Managers. However, any recommendations received from equityholders pursuant to our submission procedures are generally evaluated in the same manner that potential nominees suggested by board members are evaluated. 21CI is party to the Amended Securityholders Agreement, pursuant to which the parties thereto must cause the Board of Managers of 21CI to consist of (i) two managers nominated by the Majority Preferred Holders, (ii) three managers nominated by Vestar and (iii) Dr. Daniel E. Dosoretz and one manager he nominated after consultation with Vestar and the Majority Preferred Holders. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Board Committees

        The Amended Securityholders Agreement provides for the establishment of an Executive Committee of the Board of Directors (the "Executive Committee"), which will carry out all activities of our Board of Directors to the extent permitted by applicable Delaware law. Our Board of Directors has the authority to appoint committees to perform certain management and administration functions. Our Board of Directors has also provided for an Audit and Compliance Committee, a Capital Allocation Committee and a Compensation Committee. Each committee is comprised of three members, one of which is designated by the Majority Preferred Holders, one of which is designated by a fund affiliated with Vestar and one of which is designated by Dr. Dosoretz, subject to certain ongoing security ownership provisions.

Executive Committee

        Mr. Rosner, Dr. Dosoretz and Mr. Hensley serve on the Executive Committee, with Mr. Rosner serving as the Chair. The Executive Committee has and may exercise all the powers and authority of our Board of Directors in the management of the business and affairs of the Company, including to take and authorize actions that would otherwise be in the jurisdiction of our Board of Directors, except to the extent (i) such delegation of authority would not be permitted under applicable Delaware law and (ii) the power and authority is reserved to another existing committee under its existing charter. The Executive Committee met three times during 2014. The Executive Committee operates under a written charter, which was effective as of September 26, 2014 and adopted by our Board of Directors in September 2014.

Audit and Compliance Committee

        Messrs. Elrod and Hensley and Ms. Russell serve on the Audit and Compliance Committee, with Mr. Elrod serving as the Chair. The Audit and Compliance Committee is responsible for reviewing and monitoring our accounting controls, related party transactions, internal audit functions and compliance with federal and state laws that affect our business and recommending to the Board of Directors the engagement of our outside auditors. The Audit and Compliance Committee met four times during 2013 and six times during 2014. The Audit and Compliance Committee operates under a written charter, which was amended and restated effective as of September 26, 2014 and adopted by our Board of Directors in September 2014. Our Board of Directors has determined that each of its members is financially literate. However, as we are privately held and controlled by affiliates of Vestar, our Board of Directors has determined that it is not necessary to designate one or more of its Audit and Compliance Committee members as an "audit committee financial expert" at this time.

Capital Allocation Committee

        Messrs. Dosoretz and Hensley and Ms. Russell serve on the Capital Allocation Committee, with Ms. Russell serving as the Chair. The Capital Allocation Committee reviews and either approves, on behalf of the Board of Directors, or recommends to the Company's Board of Directors for approval all material expenditures related to equipment, acquisitions and de novo development, among others. The Capital Allocation Committee met once during 2013 and six times during 2014. The Capital Allocation Committee operates under a written charter, which was amended and restated effective as of September 26, 2014 and adopted by our Board of Directors in September 2014.

Compensation Committee

        Messrs. Rosner, Sheridan and Lawrence serve on the Compensation Committee, with Mr. Rosner serving as the Chair. The Compensation Committee reviews and either approves, on behalf of our Board of Directors, or recommends to our Board of Directors for approval the annual salaries and other compensation of our executive officers and individual unit incentive awards. The Compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The Compensation Committee met once during 2013 and two times during 2014. The Compensation Committee operates under a written charter, which was amended and restated effective as of September 26, 2014 and adopted by our Board of Directors in September 2014.

Code of Ethics

        Our Board of Directors expects its members, as well as its officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising its code of conduct and as applicable, in Our Code of Ethics for Senior Financial Officers and Chief Executive Officer (our "Code of Ethics"). Our Code of Ethics is posted on our website located at www.21co.com under the heading "Code of Conduct for Principal Executive Officers and Senior Financial Officers." We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of such code, as required by the SEC, on our website within five business days following such amendment or waiver. Copies of our Code of Ethics are available upon request, without charge, by writing or telephoning us at 21st Century Oncology Holdings, Inc., 2270 Colonial Boulevard, Fort Myers, Florida 33907, Attn: Corporate Secretary, (239) 931-7275.

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

        The discussion below explains our compensation decisions with respect to fiscal year 2014, our last fiscal year. Throughout this Annual Report, the following officers are referred to as our named executive officers: (i) Daniel E. Dosoretz, M.D., our Chief Executive Officer since April 1997, (ii) Constantine A. Mantz, M.D., our Chief Medical Officer since February 2011, (iii) Norton L. Travis, who had been our Executive Vice President and General Counsel since joining us in February 2008 until he resigned effective December 31, 2014 and (iv) Bryan J. Carey who had been our Vice Chairman and Chief Financial Officer since January 2012 and President since February 2014 until he resigned effective August 25, 2014.

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

Role of Our Compensation Committee

        Our Compensation Committee evaluates and determines the levels and forms of individual compensation for our named executive officers. Under the term of its charter, our Compensation Committee reviews and either approves, on behalf of the Company's Board of Directors, or recommends to the Company's Board of Directors for approval the annual salaries and other compensation for our executive officers and individual unit incentive awards. The Compensation Committee develops and determines all components of executive officer compensation, as well as provides assistance and recommendations to the Company's Board of Directors with respect to our incentive-compensation plans, equity-based plans, compensation policies and practices and assists with the administration of our compensation and benefit plans. Messrs. Rosner, Sheridan and Lawrence serve on the Compensation Committee, which met once during 2013 and two times during 2014.

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

Compensation Committee Interlocks and Insider Participation

        Messrs. Rosner, Sheridan and Lawrence serve on the Compensation Committee. No executive officer of the Company served as a director of any corporation for which any of these individuals served as an executive officer, and there were no other compensation committee interlocks with the companies with which these individuals or the Company's other directors are affiliated.

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

	Fiscal Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation	Other Annual Compensation		Total
Daniel E. Dosoretz M.D.,	2014	$1,047,690	$37,086	$—	$850,000	$179,363	(3)	$2,114,139
Chief Executive Officer and	2013	1,200,000	35,284	5,534,725	400,000	857,039	(3)	8,027,048
Director
Constantine A. Mantz, M.D.,	2014	1,730,770	283,206	—	—	180		2,014,156
Chief Medical Officer	2013	1,245,386	260,377	510,772	—	149		2,015,684
Norton L. Travis	2014	900,000	—	—	—	113,308	(4)	1,013,308
Executive Vice President and	2013	900,000	—	2,284,712	—	441,958	(4)	3,626,670
General Counsel
Bryan J. Carey	2014	527,261	—	—	—	303,323	(4)	830,584
Chief Financial Officer	2013	600,000	300,000	3,055,052	—	603,562	(4)	4,558,614

(1)
The amounts set forth in this column represent discretionary bonuses approved by the Company's Board of Directors except for Dr. Dosoretz's 2014 and 2013 bonuses, which were based on production and ancillary bonus arrangements set forth in his physician employment agreement.

(2)
No stock awards were granted in 2014. 2013 stock awards granted on December 9, 2013 with the initial grants under the 21CI 2013 equity-based incentive plan.

(3)
These amounts consist of: (i) compensation associated with the personal use of the Company's corporate aircraft in 2014 and 2013 in the amounts of $178,571 and $205,105, respectively, (ii) life insurance premiums paid by the Company in 2014 and 2013 of $792 and $684, respectively, and (iii) employer 401(k) match of $1,250 in 2013. Includes a one-time incentive payment for the closing of OnCure and other corporate development activities in 2013 of $650,000.

(4)
These amounts consist of life insurance premiums paid by the Company in 2014 and 2013, and employer 401(k) match paid in 2013. Includes one-time incentive payments for the closing of OnCure as well as other corporate development activities in 2013 which total $440,000 and $550,000 for Mr. Travis and Mr. Carey, respectively. Mr. Carey also received payment of $48,428 and $52,032 as a gross-up payment for the vesting of his preferred units in 2014 and 2013, respectively. Mr. Travis received $112,516 in accrued vacation and other benefits in 2014. In addition Mr. Carey received separation payments of $248,259 and compensation associated with the personal use of the Company's corporate aircraft of $6,413 in 2014.

Employment Agreements

Executive Employment Agreements with Daniel E. Dosoretz, M.D.

        We have entered into a Second Amended and Restated Executive Employment Agreement, dated as of May 6, 2014 and amended on September 25, 2014, with Daniel E. Dosoretz, M.D., pursuant to which Dr. Dosoretz serves as our Chief Executive Officer. The employment term is a five-year term with automatic two-year extensions thereafter unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

        Dr. Dosoretz is currently entitled to receive an annual base salary of $300,000 and entitled to such increases in his annual base salary as may be determined by the Company's Board of Directors or Compensation Committee from time to time. In the event of a Change of Control of the Company (as defined in the employment agreement), a material deleveraging of the Company or a material refinancing or recapitalization of the Company, Dr. Dosoretz's annual base salary will be increased to $1,200,000. Dr. Dosoretz is also eligible to earn an annual performance-based incentive bonus of not less than $300,000 based upon the attainment of one or more pre-established performance goals established by the Board of Directors or the Compensation Committee.

        Dr. Dosoretz is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. Dr. Dosoretz is entitled to use the Company's corporate jet in the conduct of business on behalf of the Company and up to 300 hours of usage per year for personal use. We have also agreed to indemnify Dr. Dosoretz in connection with his capacity as our director and officer.

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

        Should Dr. Dosoretz be terminated as Chief Executive Officer for any reason, notwithstanding any other provision in the employment agreement, Dr. Dosoretz may elect to remain employed by the Company as a senior physician providing radiation oncology services at the Company's and its subsidiaries' integrated cancer care centers and that, under such circumstances, Dr. Dosoretz and the Company, or one of its affiliates, shall enter into a new employment agreement pursuant to which Dr. Dosoretz will receive an annual base salary of $1,000,000 and be eligible to participate in such other performance, bonus and benefit plans afforded other senior physicians of the Company and receive comparable fringe benefits to such other senior physicians.

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

Physician Employment Agreement with Constantine A. Mantz, M.D.

        We have entered into a physician employment agreement with Constantine A. Mantz, dated effective as of July 1, 2003 and as amended, pursuant to which Dr. Mantz serves as our Chief Medical Officer and provides medical services as a radiation oncologist. The employment term commenced on July 1, 2003 and is a five-year term with automatic one-year extensions thereafter unless either party provides the other 90 days' prior written notice of its intention not to renew the employment agreement. Dr. Mantz is currently entitled to receive an annual base salary of $1,620,000 and the Company shall be obligated to pay all medical malpractice insurance premiums during employment and any "tail" coverage premiums after termination or expiration of this agreement if Dr. Mantz's employment is terminated without cause, or due to death or disability. Further, during Dr. Mantz's employment, the Company will provide basic hospital and major medical insurance coverage to him to the extent obtainable with coverage amounts as the Company shall in its sole discretion determine and subject to the limitations and restrictions of the Company's group health plan.

        In addition, Dr. Mantz is entitled to receive an annual production incentive bonus of up to $1,000,000 based on a pro rata share of 19.0% of the collections of professional fees (as defined) over and above physician salaries, benefits, coverage and other defined reductions with respect to the Company's radiation oncology centers and certain other ancillary services provided in the Lee County, Florida local market.

        If an event of termination occurs for any reason, Dr. Mantz shall be entitled to (i) receive his Accrued Compensation determined as of the effective date of termination and not theretofore paid and (ii) receive or continue to receive benefits due or payable under any pension or profit sharing plan and any disability, medical and life insurance plans maintained by the Company.

        Dr. Mantz is also subject to a covenant not to disclose our confidential information during his employment term and at all times during his employment term and ending two years after his termination date, Dr. Mantz has agreed (i) not to practice radiation oncology at any center in Lee,

Collier or Charlotte County, Florida or at those hospitals in Lee, Collier or Charlotte County, Florida where physicians employed by the Company or an affiliate of the Company are, at the time of such termination, practicing radiation oncology, and (ii) not to solicit or hire any of our employees.

Executive Employment Agreement with Norton L. Travis

        We entered into an executive employment agreement, dated effective as of February 21, 2008, with Norton L. Travis, pursuant to which Mr. Travis served as our Executive Vice President and General Counsel. The employment term was a five-year term with automatic two-year extensions thereafter unless either party provided the other 120 days' prior written notice of its intention not to renew the employment agreement. On February 3, 2011, the employment agreement was amended to provide for a termination date of February 3, 2016 with automatic extensions thereafter unless either party provided the other 120 days prior written notice not to renew the agreement. Pursuant to an amendment dated as of June 11, 2012, Mr. Travis had the option to extend the initial term of his employment by an additional two years at any time prior to the second anniversary of the date of execution the amendment.

        Mr. Travis was entitled to receive an annual base salary of $900,000 and entitled to such increases in his annual base salary as may be determined by the Company's Board of Directors or compensation committee from time to time. With respect to each full fiscal year during the employment term, Mr. Travis was also eligible to earn an annual cash incentive payment of not less than $300,000, (as the Company's Board of Directors may, but not be obligated to adjust from time to time, the "Travis Target Bonus"), the actual amount of the bonus to be determined by the Company's Board of Directors pursuant to a bonus plan based on factors including, without limitation, the Company's PF Adjusted EBITDA and net debt targets. Mr. Travis was also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We also agreed to indemnify Mr. Travis in connection with his capacity as an officer.

        As part of our overall plan for the cost-cutting and consolidation of corporate services and overhead, we determined not to renew the office lease for our Great Neck, New York based legal department when the lease expired at the end of 2014, and instead to relocate the legal department to its corporate headquarters in Ft. Myers, Florida. The Company's Executive Vice President and General Counsel, Norton L. Travis, whose employment agreement provided that he would be based in New York and not be required to relocate, advised us that, for personal and family reasons, he would not relocate to Ft. Myers. As a result, the Company and Mr. Travis mutually agreed that effective as of December 31, 2014, Mr. Travis would resign as the Company's Executive Vice President and General Counsel, and assume a new role as a consultant to the Company to assist in the transition of the Company's legal services. Because Mr. Travis resigned, he was entitled to receive his Accrued Compensation.

        Mr. Travis is also subject to a covenant not to disclose our confidential information during his employment term, and ending two years after his termination date, Mr. Travis covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Mr. Travis breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

Executive Employment Agreement with Bryan J. Carey

        We entered into an executive employment agreement, dated effective as of January 1, 2012, with Bryan J. Carey, pursuant to which Mr. Carey served as President, Vice Chairman and Chief Financial Officer. The employment term was a five-year term beginning January 1, 2012 with automatic two-year extensions thereafter unless either party provided the other 120 days' prior written notice of its intention not to renew the employment agreement.

        Mr. Carey was entitled to receive an annual base salary of at least $600,000 and had the opportunity to earn an initial annual cash performance incentive bonus equal to 85% of his annual base salary based on criteria as reasonably agreed to between Mr. Carey and the Chief Executive Officer of the Company, with reasonable approval from the Compensation Committee. For each of 2012 and 2013, the minimum amount of the performance bonus payable to Mr. Carey was $200,000 and $300,000, respectively. Mr. Carey also had the opportunity to earn an additional bonus upon achievement of related operating performance targets. Mr. Carey was also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We also agreed to indemnify Mr. Carey in connection with his capacity as an officer.

        On August 25, 2014, Bryan J. Carey resigned as the President, Chief Financial Officer and Vice Chairman of the Company, as a member of the Company's Board of Directors, and from the offices and directorships he held with the Company's subsidiaries. His resignation was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Carey had the right to terminate his employment at any time for any reason. Because Mr. Carey resigned, he was entitled to receive his base salary accrued and unpaid through the date of termination and his earned and unpaid annual cash incentive payment, if any, for the fiscal year prior to the termination date. Mr. Carey also received any nonforfeitable benefits already earned and payable to him under the terms of any deferred compensation, incentive or other benefit plan maintained by the Company, payable in accordance with the terms of the applicable plan.

        Mr. Carey is also subject to a covenant not to disclose our confidential information during his employment term, and ending 24 months after his termination date, Mr. Carey covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Mr. Carey breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

Outstanding Equity Awards at 2014 Fiscal-Year End

        The following table provides information regarding outstanding equity awards held by our named executive officers as of the end of fiscal year 2014.

	Stock Awards
	Equity Incentive Plan Awards
	Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(b)
Daniel E. Dosoretz, M.D.	28,500	Class M Units(a)	$310,650
	32,000	Class O Units(a)	15,040
	33.6%	Executive Bonus Plan(a)	3,277,719
Constantine A. Mantz, M.D.	4,056	Class M Units(a)	44,210
	5,185	Class O Units(a)	2,437
	2.4%	Executive Bonus Plan(a)	230,849

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

(b)
Payout value represents fair market value determined as of fiscal year-end December 31, 2014, which is $10.90 per Class M non-voting equity unit of 21CI, $0.47 per Class O non-voting equity unit of 21CI, $376.96 per Preferred unit of 21CI and $0.15 per Class A equity unit of 21CI. The Executive Bonus Pool fair market value as of fiscal year-end December 31, 2013 was $9.8 million

Executive Bonus Plan

        The Company has adopted the Executive Bonus Plan to provide certain senior level employees of the Company with an opportunity to receive additional compensation based on the "Equity Value" (as defined in the plan and described in general terms below) of 21CI, the ultimate parent holding company of the Company, in connection with a Company sale or an initial public offering. Upon the occurrence of the first Company sale or initial public offering to occur following the effective date of the plan, which is December 9, 2013, a bonus pool will be established equal in value to five percent (5%) of the Equity Value of 21CI, subject to a maximum bonus pool of $12,650,000. Each participant in the plan will participate in the bonus pool based on the participant's award percentage. Dr. Dosoretz and Dr. Mantz, received an award percentage under the plan equal to 33.6% and 2.7%, respectively.

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

        The right to receive payment under the plan generally is subject to a participant's continued employment with the Company or its affiliates through the date of payment. However, in the case of Dr. Dosoretz, in the event of his termination of employment by the Company without "cause", by him for "good reason" or as a result of his death or "disability" (each, as defined in his employment agreement), in any case, on or following the occurrence of the applicable liquidity event, any unvested portion of his award will become fully vested as of the date of such termination, and payment in respect thereof (if applicable) will be made to him within thirty (30) days following the date of such termination.

        In addition to the right to receive payment of the bonus amounts under the plan, Dr. Dosoretz will be entitled to a tax "gross up" payment payable in cash and intended to compensate each such executive for the loss of tax benefits resulting from the treatment of awards under the plan being subject to taxation as ordinary income as opposed to long-term capital gains income.

Directors Compensation

        The following tables provide information concerning certain of our employees who are not named executive officers but who serve as a director on the Company's Board of Directors. We do not provide any remuneration to the members of the Company's Board of Directors other than to the directors listed below and the compensatory arrangements with certain of our directors designated as a named executive officer other than for director services. See "Item 11. Executive Compensation" and "Item 13. Certain Relationships and Related Transactions, and Director Independence." Shares and stock options are not included in this table because none were issued during fiscal years 2014 or 2013 and none were outstanding at either fiscal year-end.

	Fiscal Year	Fees Earned or Paid in Cash($)	Stock Award($)	Non-Equity Incentive Plan Compensation($)(1)	All Other Annual Compensation($)		Total($)
Howard M. Sheridan, M.D.	2014	—	—	—	173,549	(1)	173,549
	2013	—	—	—	312,383	(1)	312,383

(1)
We entered into an Executive Employment Agreement with Dr. Sheridan in connection with the Merger under which Dr. Sheridan provides corporate executive services and support in such areas as strategic planning, mergers and acquisitions, and physician, payer and hospital relationships. This agreement provides for a base salary of $300,000, which effective September 26, 2014 was reduced to $100,000 and a performance incentive bonus at the discretion of the Company's Board of Directors, or it's Compensation Committee. Compensation associated with the personal use of the Company's corporate aircraft in 2014 and 2013 of $5,644 and $12,295, respectively and life insurance premiums paid by the Company in 2014 and 2013 of $312 and $88, respectively. Dr. Sheridan did not receive a discretionary bonus in fiscal years 2014 and 2013.

Employment Agreements

Executive Employment Agreement with Howard M. Sheridan, M.D.

        We have entered into an Executive Employment Agreement, dated effective as of February 21, 2008, with Howard M. Sheridan, M.D., pursuant to which Dr. Sheridan provides corporate executive services and support in such areas as strategic planning, mergers and acquisitions, and physician, payer and hospital relationships. The employment term is a three-year term with automatic two-year extensions thereafter unless either party provides the other 120 days prior written notice of its intention not to renew the employment agreement.

        Dr. Sheridan is currently entitled to receive an annual base salary of $300,000, which effective September 26, 2014 was reduced to $100,000 and is entitled to such increases in his annual base salary as may be determined by the Company's Board of Directors or compensation committee from time to time. With respect to the 2011 fiscal year and each full fiscal year during the employment term, Dr. Sheridan is eligible to receive a performance incentive bonus at the discretion of the Company's Board of Directors, or it's Compensation Committee.

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

        If Dr. Sheridan's employment terminates due to a "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation and any other disability benefits payable pursuant to any long- term disability plan or other disability program or insurance policies maintained or provided by the Company. If Dr. Sheridan dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to the sum of (i) his Accrued Compensation and (ii) the board of director's good faith estimated annual cash incentive payment for the fiscal year in which the death occurs (on a pro rata basis for the number of whole or partial months in the fiscal year in which the death occurs through the date of death) based on the performance of the Company at the time of his death. Dr. Sheridan's employment agreement also contains customary confidentiality and non-solicitation terms.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        21CH is a wholly owned subsidiary of 21CI, whose members include funds affiliated with Vestar and certain members of management. The respective percentages of beneficial ownership of Class A voting equity units of 21CI, Class MEP non-voting equity units of 21CI, Class O non-voting equity units of 21CI, Class M non-voting equity units of 21CI and non-voting preferred equity units of 21CI owned is based on 10,308,594 shares of Class A voting equity units of 21CI, 725,366 shares of Class MEP non-voting equity units of 21CI, 72,806 shares of Class O non-voting equity units of 21CI, 66,500 shares of Class M non-voting equity units of 21CI and 543,258 shares of non-voting preferred equity units of 21CI outstanding as of March 1, 2015. CPPIB owns 385,000 shares of Series A convertible redeemable preferred stock as of March 1, 2015. This information has been furnished by the persons named in the table below or in filings made with the SEC. Fractional units have been rounded to the nearest integer. Unless otherwise indicated, the address of each of the directors and executive officers is c/o 21st Century Oncology, Inc., 2270 Colonial Boulevard, Fort Myers, Florida 33907.

	Class A Units		Class MEP Units(3)		Class O Units(3)		Class M Units(3)		Preferred Units
Name of Beneficial Owner(1)	Number(1)	Percent	Number(1)	Percent	Number(1)	Percent	Number(1)	Percent	Number(1)	Percent
Principal shareholder:
Funds affiliated with Vestar(2)	8,286,564	80.4%	—	—	—	—	—	—	437,134	80.5%
Directors and Executive Officers:
Daniel E. Dosoretz, M.D.(4)	718,374	7.0%	70,000	9.7%	32,000	44.0%	28,500	42.9%	37,896	7.0%
Constantine A. Mantz, M.D.	7,968	*	45,455	6.3%	5,185	7.1%	4,056	6.1%	420	*
James L. Elrod, Jr.(5)	—	—	—	—	—	—	—	—	—	—
Robert L. Rosner(6)	—	—	—	—	—	—	—	—	—	—
Erin L. Russell(7)	—	—	—	—	—	—	—	—	—	—
James H. Rubenstein, M.D.(8)	355,837	3.5%	1,818	*	—	—	—	—	18,722	3.5%
Howard M. Sheridan, M.D.	179,277	1.7%	—	—	—	—	—	—	9,457	1.7%
Scott Lawrence	—	—	—	—	—	—	—	—	—	—
Christian Hensley	—	—	—	—	—	—	—	—	—	—
All directors and executive officers as a group (16 persons)	1,612,188	15.6%	362,728	50.0%	57,620	79.1%	56,576	85.1%	85,048	15.7%

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

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of equity units subject to options held by that person that are currently exercisable or exercisable within 60 days of March 1, 2015 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)
Includes 4,260,078 shares of Class A voting equity units of 21CI and 224,728 shares of non-voting preferred equity units of 21CI held by Vestar Capital Partners V, L.P., 1,171,620 shares of Class A voting equity units of 21CI and 61,806 shares of non-voting preferred equity units of 21CI held by Vestar Capital Partners V-A, L.P., 70,756 shares of Class A voting equity units of 21CI and 3,733 shares of non-voting preferred equity units of 21CI held by Vestar Executives V, L.P. and 234,398 shares of Class A voting equity units of 21CI and 12,365 shares of non-voting preferred equity units of 21CI held by Vestar Holdings V, L.P. Vestar Associates V, L.P. is the general partner of Vestar Capital Partners V, L.P., Vestar Capital Partners V-A, L.P., Vestar Executives V, L.P. and Vestar Holdings V, L.P. and Vestar Managers V Ltd. is the general partner of Vestar Associates V, L.P. As such, Vestar Managers V Ltd. has sole voting and dispositive power over the shares held by Vestar and its affiliated funds. Vestar's co-investors, which Vestar controls, own 2,549,712 shares of Class A voting equity units of 21CI, or approximately 25% of Class A voting equity units of 21CI, and 134,503 shares of non-voting preferred equity units of 21CI, or approximately 25% of the preferred equity units of 21CI. As such, Vestar and its affiliates control, and may be deemed to beneficially own 8,286,564 shares of Class A voting equity units of 21CI, or approximately 80% of the Class A voting equity units of 21CI, and 437,134 shares of the non-voting preferred equity units of 21CI, or approximately 80% of the preferred equity units of 21CI, through its ability to directly or indirectly control its co-investors. Each of Vestar and its affiliated funds disclaims beneficial ownership of such securities, except to the extent of its pecuniary interest therein. The address for each of Vestar and its affiliated funds is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

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

        For information relating to Securities Authorized for Issuance Under Equity Compensation Plans, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Our Board of Directors has adopted a written policy or procedure for the review, approval and ratification of related party transactions, and the Audit and Compliance Committee charter requires the Audit and Compliance Committee to review all relationships and transactions in which 21C and its employees, directors and officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Based on all the relevant facts and circumstances, our Audit and Compliance Committee will decide whether the related-party transaction is appropriate and will approve only those transactions that are in the best interests of the Company.

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

        We have entered into these administrative services agreements in order to comply with the laws of such states which prohibit us from employing physicians. Our administrative services agreements generally obligate us to provide treatment center facilities, staff and equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting and assistance in marketing services. Terms of the agreements are typically 20-25 years and renew automatically for successive five-year periods, with certain agreements having 30 year terms and automatically renewing for successive one-year periods. The administrative services agreements also contain restrictive covenants that preclude the professional corporations from providing substantially similar healthcare services, hiring another management services organization and soliciting our employees, customers and clients for the duration of the agreement and some period after termination, usually three years. Monthly fees for such services may be computed on a fixed basis, percentage of net collections basis, or on a per treatment basis, depending on the particular state requirements. The administrative services fees paid to us by such professional corporations under the administrative services agreements were approximately $58.8 million, $66.0 million and $73.2 million, for the years ended December 31, 2012, 2013 and 2014, respectively.

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

Lease Arrangements with Entities Owned by Related Parties

        We lease certain of our treatment centers and other properties from partnerships which are majority-owned by Drs. Dosoretz, Rubenstein, Sheridan, Katin and Mantz and Dr. Fernandez, our Senior Vice President, Director of Regional Operations. As of December 31, 2014, Drs. Dosoretz, Rubenstein, Sheridan, Katin, Fernandez and Mantz had ownership interests in these entities ranging from 0% to 100%. These leases have expiration dates through December 31, 2028, and provide for annual lease payments and executory costs, ranging from approximately $58,000 to $1.8 million. The aggregate lease payments we made to these entities were approximately $17.7 million, $18.7 million and $20.0 million for the years ended December 31, 2012, 2013 and 2014, respectively. The rents were determined on the basis of the debt service incurred by the entities and a return on the equity component of the project's funding. In June 2004, we engaged an independent consultant to complete a fair market rent analysis for the real estate leases with the real estate entities owned by our directors, executive officers and other management employees. The consultant determined that, with one exception, the rents were at fair market value. We negotiated a rent reduction for the one exception to bring it to fair market value as determined by the consultant. Since 2004, an independent consultant is utilized to assist the Audit and Compliance Committee in determining fair market rental for any renewal or new rental arrangements with any affiliated party.

        We also maintain a construction company which provides remodeling and real property improvements at certain of our facilities. This construction company builds and constructs leased facilities on the lands owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin. Payments received by us for building and construction fees were approximately $1.7 million, $4.6 million and $1.3 million for the years ended December 31, 2012, 2013 and 2014, respectively. Amounts due to us for the construction services were approximately $0.6 million and $0.2 million at December 31, 2013 and 2014, respectively.

Securityholders Agreement

        Each of our directors and executive officers who is a holder of equity units of 21CI, including Drs. Dosoretz, Sheridan, Rubenstein, Katin and Mantz is a party to an Amended and Restated Securityholders Agreement (the "Securityholders Agreement") with 21CI governing the rights and obligations of holders of units of 21CI. The Securityholders Agreement provides, among other things:

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

  •
  that the securityholders must cause the board of managers of 21CI to consist of three managers designated by Vestar and its affiliates, two managers designated by CPPIB, and two management managers, which currently are Dr. Dosoretz and Dr. Sheridan, designated by Dr. Dosoretz after consultation with Vestar, for so long as Dr. Dosoretz is the Chief Executive Officer of the Company;

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

        Effective as of September 26, 2014, 21CI, the Company, CPPIB and the other parties thereto entered into the Amended Securityholders Agreement. The Amended Securityholders Agreement amends and restates 21CI's Securityholders Agreement in its entirety such that, among other things, 21CI's Board of Managers, the Company's Board of Directors and 21C's Board of Directors (collectively, the "Seller Boards") are comprised of (i) two managers nominated by the Majority Preferred Holders, (ii) three managers nominated by funds affiliated with Vestar and (iii) Dr. Daniel E. Dosoretz and one manager he nominated after consultation with Vestar and the Majority Preferred Holders, subject to certain ongoing security ownership provisions. In addition, the size of the Seller Boards may be increased to include one independent director/manager nominated by the Majority Preferred Holders at their election. Following an event of default under the Certificate of Designations, the parties to the Amended Securityholders Agreement agree to vote in favor of a changed board composition at the election of the Majority Preferred Holders. The Amended Securityholders Agreement provides for similar consent rights of the Majority Preferred Holders to those contained in the Certificate of Designations. In addition, in the event that 21CI or the Company proposes to incur indebtedness to a third party or the Company proposes to issue shares of its capital stock or other equity securities, the holders of the Series A Preferred Stock will have the right to provide a portion of such indebtedness or purchase a portion of such capital stock or other equity securities. The Amended Securityholders Agreement also provides for the establishment of an executive committee of each of the Seller Boards (the "Executive Committees"), which will carry out all activities of each of the Seller Boards to the extent permitted by applicable Delaware law. Each of the Executive Committees are comprised of three members, one of which is designated by the Majority Preferred Holders, one of which is designated by a fund affiliated with Vestar and one of which is designated by Dr. Dosoretz, subject to certain ongoing security ownership provisions.

Management Agreement

        Each of 21CI, 21CH and 21C are party to a Management Agreement, amended and restated as of September 26, 2014 (the "Management Agreement"), with Vestar relating to certain advisory and consulting services Vestar provides to 21C, 21CI and 21CH. The Management Agreement provides for Vestar to receive an annual management fee equal to the greater of (i) $850,000 or (ii) an amount equal to 1.0% of 21C's consolidated EBITDA, which fee will be payable quarterly, in advance. 21CI, 21CH and 21C must indemnify Vestar and its affiliates against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the Management Agreement, other than those that have resulted primarily from the gross negligence or willful misconduct of Vestar and/or its affiliates.

        The Management Agreement will terminate upon the earlier of (i) such time when Vestar and its affiliates hold, directly or indirectly, less than 20% of the voting power of 21C's outstanding voting stock, (ii) a Public Offering (as defined in the Amended Securityholders Agreement) or (iii) a sale of 21CI, 21CH or 21C in accordance with the Amended Securityholders Agreement.

        We incurred approximately $1.2 million, $1.3 million and $1.3 million in management fees to Vestar for the years ended December 31, 2012, 2013 and 2014, respectively.

Management Stock Contribution and Unit Subscription Agreement

        In connection with the closing of the Merger, 21CI entered into various management stock contribution and unit subscription agreements ("Management Stock Contribution and Unit Subscription Agreements") with our management employees, including Drs. Dosoretz, Sheridan, Rubenstein, Katin and Mantz (each, an "Executive"), pursuant to which they exchanged certain shares of 21C's common stock held by them immediately prior to the effective time of the Merger or invested cash in 21C, in each case, in exchange for non-voting preferred equity units and Class A voting equity units of 21CI. Under the Management Stock Contribution and Unit Subscription Agreements, if an Executive's employment is terminated by death or disability, by 21CI and its subsidiaries without "cause" or by the Executive for "good reason" (each as defined in the respective Management Stock Contribution and Unit Subscription Agreement), or by 21CI or its subsidiaries for "cause" or by the Executive for any other reason except retirement, or the Executive violates the non-compete or confidentiality provisions, 21CI has the right and option to purchase, for a period of 90 days following the termination, any and all units held by the Executive or the Executive's permitted transferees, at the fair market value determined in accordance with the applicable Management Stock Contribution and Unit Subscription Agreement, subject to certain exceptions and limitations. Under Dr. Dosoretz's Management Stock Contribution and Unit Subscription Agreement, he also has certain put option rights to require 21CI to repurchase his non-voting preferred equity units and Class A voting equity units if, prior to a sale of 21CI, 21CH or 21C in accordance with the Securityholders Agreement or a Public Offering (as defined in the Securityholders Agreement), his employment is terminated without cause or he terminates his employment for good reason and at such time 21CI has met certain performance targets.

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

        The Fourth Amended LLC Agreement, which replaced the Third Amended LLC Agreement in its entirety, eliminated 21CI's Class L Units and Class EMEP Units and established new classes of equity incentive units in the form of Class M Units, Class N Units and Class O Units. Under the Fourth Amended LLC Agreement, 21CI now has seven classes of equity units outstanding: Preferred Units, Class A Units, Class G Units, Class M Units, Class MEP Units, Class N Units and Class O Units. Class A Units, of which Vestar and its affiliates control 80% of the outstanding units, are the only class of voting securities. 21CI may make distributions to its members in the sole discretion of its board of managers. Distributions to unitholders under the Fourth Amended LLC Agreement are made pursuant to a distribution waterfall that provides for distributions first to holders of Preferred Units, up to a specified amount, with other holders receiving subsequent distributions based on specified priorities and limitations.

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

        Effective as of September 26, 2014, 21CI entered into the Fifth Amended and Restated Limited Liability Company Agreement (the "Fifth Amended LLC Agreement"). The Fifth Amended LLC Agreement amends and restates 21CI's Fourth Amended LLC Agreement in its entirety to, among other things, implement the terms of the Subscription Agreement and the Amended Securityholders Agreement including, without limitation, the board and committee composition terms set forth therein.

Incentive Agreements

        On December 9, 2013, 21CI entered into incentive unit grant agreements ("Incentive Agreements") with Dr. Dosoretz. Pursuant to the Incentive Agreements, 21CI granted to Dr. Dosoretz 28,500 Class M Units and 32,000 Class O Units (collectively, the "Incentive Units").

        The Incentive Units were fully vested upon grant. If Dr. Dosoretz is terminated for cause, resigns without good reason or engages in a prohibited activity, all of his respective Incentive Units shall be immediately forfeited without consideration.

        Under the Incentive Agreements, in the event of a public offering of common stock of 21CH, Dr. Dosoretz will be entitled to receive 21CH common stock, with the number of shares based on the dollar amount that they would have been entitled to receive had an amount equal to the equity value of such shares been distributed to unitholders of 21CI after taking into account all other distributions thereunder. Two-thirds of such common stock would be awarded in the form of a restricted stock award or a restricted stock unit award under an equity compensation plan and such award shall vest 50% on the first anniversary of the date of such initial public offering and 50% on the second anniversary of the date of the initial public offering. Any Incentive Units not allocated as common stock shall be forfeited and cancelled and Dr. Dosoretz shall be issued restricted shares, performance shares and/or options to acquire shares pursuant to an equity compensation plan then in effect. The Board of Directors will determine number of shares, the exercise price and other terms and conditions thereto, in its sole discretion.

        In the event of (i) a public offering of 21CI, in which Dr. Dosoretz is entitled to receive shares of 21CH pursuant to the terms of the Fourth Amended LLC Agreement and receive shares in the form of restricted stock awards or restricted stock unit awards, or (ii) the issuance of restricted shares of 21CH common stock, such restricted common stock shall vest 50% on the first anniversary of the date of such initial public offering and 50% on the second anniversary of the date of the initial public offering.

Employment Agreement and Certain Employees

        We have entered employment agreements with certain of our executive officers and directors, which contain compensation, severance, non-compete and confidentiality provisions. In addition, we have employed, and continue to employ, directly or indirectly, immediate family members of certain of our directors, executive officers and equityholders, including Dr. Dosoretz's brother, Alejandro Dosoretz, Dr. Dosoretz's daughter, Amy Fox, M.D., Dr. Dosoretz's son, Arie Dosoretz, M.D., and Dr. Rubenstein's brother, Paul Rubenstein. Alejandro Dosoretz received compensation under an executive employment agreement of approximately $1.3 million, $1.0 million and $1.1 million for the years ended December 31, 2012, 2013 and 2014. Amy Fox, M.D. received compensation under a physician employment agreement of approximately $201,000, $244,000 and $241,000 for the years ended December 31, 2012, 2013 and 2014, respectively. On February 3, 2015, we entered into a physician employment contract with Arie Dosoretz, M.D. for his employment services as a radiation oncologist. Terms of Dr. Arie Dosoretz's includes a base salary of $350,000 plus a production bonus. The terms of Dr. Arie Dosoretz's physician employment contract are standard and customary for radiation oncologists we employ and were reviewed and approved by the Audit and Compliance Committee. Paul Rubenstein received compensation as our Director of Physician Contracting of approximately $160,000, $160,000 and $167,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

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

Other Related Party Transactions

        We are a participating provider in an oncology network, of which Dr. Dosoretz has an ownership interest. We provide oncology services to members of the network. Payments received by us for services rendered in 2012, 2013 and 2014 were approximately $1.3 million, $1.5 million and $1.3 million, respectively.

        We are party to a contract with Batan Insurance Company SPC, LTD, an entity which is owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin to provide us with malpractice insurance coverage. We paid premium payments to Batan Insurance Company SPC, LTD of approximately $3.9 million, $4.1 million and $8.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Director Independence

        The Company's securities are not listed on any national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent, and it is not otherwise subject to any director independence requirements. In addition, the Company has not adopted its own standards of director independence. For purposes of this disclosure, the Company has reviewed the independence of its directors under the corporate governance standards adopted by the New York Stock Exchange. The Company has determined that its directors are not independent under such standards. Note that under Section 303A.00 of the New York Stock Exchange Listed Company Manual, we would be considered a "controlled company" because more than 50% of our voting power is held by another company. Accordingly, even if we were a listed company on the New York Stock Exchange, we would not be required to maintain a majority of independent directors on our Board of Directors.

Item 14.    Principal Accounting Fees and Services

        The following table presents fees for professional audit and other services rendered by our independent registered public accounting firm, Deloitte & Touche LLP for the years ended December 31, 2014 and 2013.

Type of Fees	2014	2013
Audit fees	$3,680,000	$1,380,000
Audit-related fees	505,000	1,194,000
Tax fees	507,000	300,000
All other	—	—

Total	$4,692,000	$2,874,000

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

        The Audit and Compliance Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has concluded that the non-audit services provided by Deloitte & Touche LLP are compatible with maintaining Deloitte & Touche LLP's independence.

Pre-Approval Policies and Procedures

        The Audit and Compliance Committee approves in advance all audit and non-audit services to be performed by the Company's independent registered public accounting firms. The Audit and Compliance Committee considers whether the provision of any proposed non-audit services is consistent with the SEC's rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by Deloitte & Touche LLP for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted to the Audit and Compliance Committee for its consideration.

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

        We have audited the accompanying consolidated balance sheets of 21st Century Oncology Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 21st Century Oncology Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 27, 2015

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents ($7,202 and $4,414 related to VIEs)	$99,167	$17,462
Restricted cash	7,051	3,768
Accounts receivable, net ($13,799 and $14,527 related to VIEs)	137,807	117,044
Prepaid expenses ($651 and $628 related to VIEs)	8,728	7,577
Inventories ($370 and $609 related to VIEs)	4,526	4,393
Deferred income taxes ($6 and $6 related to VIEs)	227	375
Other ($403 and $47 related to VIEs)	7,457	12,534

Total current assets	264,963	163,153
Equity investments in joint ventures	1,646	2,555
Property and equipment, net ($19,051 and $17,786 related to VIEs)	270,757	240,371
Real estate subject to finance obligation	22,552	19,239
Goodwill ($54,377 and $23,970 related to VIEs)	469,596	578,013
Intangible assets, net ($12,421 and $3,319 related to VIEs)	81,680	85,025
Other assets ($6,335 and $6,035 related to VIEs)	35,530	39,835

Total assets	$1,146,724	$1,128,191

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($1,270 and $1,469 related to VIEs)	$57,635	$57,613
Accrued expenses ($3,534 and $4,692 related to VIEs)	82,609	64,021
Income taxes payable ($0 and $90 related to VIEs)	2,114	2,372
Current portion of long-term debt ($14 and $13 related to VIEs)	26,350	17,536
Current portion of finance obligation	433	317
Other current liabilities	19,687	12,237

Total current liabilities	188,828	154,096
Long-term debt, less current portion ($11 and $25 related to VIEs)	940,771	974,130
Finance obligation, less current portion	23,610	20,333
Embedded derivative features of Series A convertible redeemable preferred stock	15,843	—
Other long-term liabilities ($2,474 and $1,918 related to VIEs)	51,079	38,453
Deferred income taxes	4,480	4,498

Total liabilities	1,224,611	1,191,510
Series A convertible redeemable preferred stock, $0.001 par value, $1,000 stated value, 3,500,000 and -0- authorized, 385,000 and -0- issued and outstanding at December 31, 2014 and 2013, respectively	328,926	—
Noncontrolling interests—redeemable	49,797	15,899
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 and 1,028 shares authorized, 1,028 issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	626,001	650,879
Retained deficit	(1,067,487)	(718,237)
Accumulated other comprehensive loss, net of tax	(38,690)	(26,393)

Total 21st Century Oncology Holdings, Inc. shareholder's deficit	(480,176)	(93,751)
Noncontrolling interests—nonredeemable	23,566	14,533

Total deficit	(456,610)	(79,218)

Total liabilities and equity	$1,146,724	$1,128,191

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands):	2014	2013	2012
Revenues:
Net patient service revenue	$946,897	$715,999	$686,216
Management fees	67,012	11,139	—
Other revenue	12,513	9,378	7,735

Total revenues	1,026,422	736,516	693,951
Expenses:
Salaries and benefits	545,025	409,352	372,656
Medical supplies	97,367	64,640	61,589
Facility rent expenses	63,048	45,565	39,802
Other operating expenses	61,735	45,629	38,988
General and administrative expenses	135,257	106,887	82,236
Depreciation and amortization	86,701	65,195	64,893
Provision for doubtful accounts	18,713	12,146	16,916
Interest expense, net	113,279	86,747	77,494
Electronic health records incentive income	(2,783)	(1,698)	(2,256)
Impairment loss	229,526	—	81,021
Early extinguishment of debt	8,558	—	4,473
Equity initial public offering expenses	4,905	—	—
Loss on sale leaseback transaction	135	313	—
Fair value adjustment of earn-out liability	1,627	130	1,219
Fair value adjustment of embedded derivative	837	—	—
Gain on the sale of an interest in a joint venture	—	(1,460)	—
Loss on foreign currency transactions	557	1,283	339
(Gain) loss on foreign currency derivative contracts	(4)	467	1,165

Total expenses	1,364,483	835,196	840,535

Loss before income taxes	(338,061)	(98,680)	(146,584)
Income tax expense (benefit)	5,159	(20,432)	4,545

Net loss	(343,220)	(78,248)	(151,129)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(6,030)	(1,966)	(3,079)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(349,250)	(80,214)	(154,208)
Other comprehensive loss:
Unrealized loss on fair value of pension plan assets	(91)	—	—
Unrealized loss on derivative interest rate swap agreements, net of tax	—	—	(333)
Unrealized loss on foreign currency translation	(13,514)	(16,242)	(7,882)

Other comprehensive loss	(13,605)	(16,242)	(8,215)

Comprehensive loss:	(356,825)	(94,490)	(159,344)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable:	(4,722)	(653)	(2,396)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(361,547)	$(95,143)	$(161,740)

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands):	2014	2013	2012
Cash flows from operating activities
Net loss	$(343,220)	$(78,248)	$(151,129)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	72,914	55,430	53,052
Amortization	13,787	9,765	11,841
Deferred rent expense	711	973	1,234
Deferred income taxes	(329)	(27,908)	(2,023)
Stock-based compensation	106	597	3,257
Provision for doubtful accounts	18,713	12,146	16,916
Loss on the sale/disposal of property and equipment	119	336	748
Loss on sale leaseback transaction	135	313	—
Impairment loss	229,526	—	81,021
Early extinguishment of debt	8,558	—	4,473
Equity initial public offering expenses	4,905	—	—
Gain on the sale of an interest in a joint venture	—	(1,460)	—
Amortization of termination of interest rate swap	—	—	958
Write-off of loan costs	—	—	525
Termination of derivative interest rate swap agreements	—	—	(972)
Loss on fair value adjustment of noncontrolling interests-redeemable	—	—	175
Loss on foreign currency transactions	348	143	33
(Gain) loss on foreign currency derivative contracts	(4)	467	1,165
Fair value adjustment of earn-out liability	1,627	—	—
Fair value adjustment of embedded derivative	837	—	—
Amortization of debt discount	2,483	1,191	798
Amortization of loan costs	6,277	5,595	5,434
Equity interest in net loss of joint ventures	50	454	817
Distribution received from unconsolidated joint ventures	221	21	9
Pension plan contributions	(1,587)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(42,218)	(42,570)	(21,578)
Income taxes payable	(500)	20	(2,121)
Inventories	(88)	(102)	639
Prepaid expenses	3,339	3,544	3,262
Accounts payable and other current liabilities	346	29,373	(1)
Accrued deferred compensation	1,522	1,344	1,339
Accrued expenses / other current liabilities	6,054	16,999	6,258

Net cash (used in) provided by operating activities	(15,368)	(11,577)	16,130
Cash flows from investing activities
Purchase of property and equipment	(56,563)	(40,744)	(30,676)
Acquisition of medical practices	(50,245)	(68,659)	(25,862)
Restricted cash associated with medical practice acquisitions	(3,283)	(3,768)	—
Proceeds from the sale of equity interest in a joint venture	—	1,460	—
Proceeds from the sale of property and equipment	96	78	2,987
Loans to employees	(888)	(212)	(68)
Contribution of capital to joint venture entities	(620)	(992)	(714)
Purchase of noncontrolling interest—non-redeemable	—	(1,509)	(1,364)
Proceeds (payment) of foreign currency derivative contracts	26	(171)	(670)
Premiums on life insurance policies	(1,265)	(1,234)	(1,313)
Change in other assets and other liabilities	(765)	(2,212)	370

Net cash used in investing activities	(113,507)	(117,963)	(57,310)

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands):	2014	2013	2012
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $3.4 million and $2.3 million, respectively)	169,845	306,063	448,163
Principal repayments of debt	(268,377)	(171,432)	(383,344)
Repayments of finance obligation	(278)	(182)	(109)
Proceeds from issuance of Series A convertible redeemable preferred stock	325,000	—	—
Payments of issue costs related to the issuance of preferred stock	(6,137)	—	—
Proceeds from issuance of noncontrolling interest	1,250	—	—
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	259	765	—
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(3,599)	(2,211)	(3,920)
Payments of costs for equity securities offering	(4,905)	—	—
Payments of notes receivable from shareholder	—	—	72
Payments of loan costs	(2,436)	(1,359)	(14,437)

Net cash provided by financing activities	210,622	131,644	46,425

Effect of exchange rate changes on cash and cash equivalents	(42)	(52)	(12)
Net increase in cash and cash equivalents	81,705	2,052	5,233
Cash and cash equivalents, beginning of period	17,462	15,410	10,177

Cash and cash equivalents, end of period	$99,167	$17,462	$15,410

Supplemental disclosure of cash flow information
Interest paid	$101,149	$78,750	$63,632

Income taxes paid	$7,585	$9,364	$9,120

Supplemental disclosure of non-cash transactions
Finance obligation related to real estate projects	$7,790	$7,580	$3,035

Derecognition of finance obligation related to real estate projects	$4,119	$3,940	$—

Capital lease obligations related to the purchase of equipment	$17,625	$3,054	$7,281

Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$3,049	$—	$—

Issuance of notes payable relating to the acquisition of medical practices	$2,000	$2,097	$—

Liability relating to the escrow debt and purchase price of medical practices	$2,970	$—	$—

Capital lease obligations related to the acquisition of medical practices	$47,796	$10,903	$5,746

Earn-out accrual related to the acquisition of medical practices	$11,052	$7,950	$400

Amounts payable to sellers in the purchase of a medical practice	$249	$—	$—

Costs incurred for professional fees relating to issuance of equity securities	$—	$1,323	$—

Noncash dividend declared to noncontrolling interest	$194	$77	$167

Accrued dividends on Series A convertible preferred stock	$23,078	$—	$—

Accretion of redemption value on Series A convertible preferred stock	$1,991	$—	$—

Noncash deconsolidation of noncontrolling interest	$—	$9	$—

Noncash contribution of capital by noncontrolling interest holders	$37	$4,235	$—

Termination of prepaid services by noncontrolling interest holder	$—	$2,551	$—

Issuance of notes payable relating to the earn-out liability in the acquisition of Medical Developers	$—	$2,679	$—

Issuance of equity LLC units relating to the earn-out liability in the acquisition of Medical Developers	$—	$705	$—

Issuance of senior secured notes related to the acquisition of medical practices	$—	$75,000	$—

Reserve claim liability related to the acquisition of medical practices	$—	$3,682	$—

Noncash dividend declared from unconsolidated joint venture	$—	$150	$—

Step up basis in joint venture interest	$—	$83	$—

Property and equipment related to the North Broward Hospital District license agreement	$—	$—	$4,260

Noncash redemption of Parent equity units	$—	$—	$53

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Note Receivable from Shareholder	Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Deficit			Noncontrolling interests— Nonredeemable
(in thousands except share amounts):	Shares	Amount						Total Equity
Balance, January 1, 2012	1,025	$—	$648,703	$(483,815)	$(125)	$(4,890)	$17,421	$177,294
Net (loss) income	—	—	—	(154,208)	—	—	2,470	(151,738)
Unrealized gain on interest rate swap agreement, net of tax	—	—	—	—	—	(333)	—	(333)
Foreign currency translation loss	—	—	—	—	—	(7,199)	(498)	(7,697)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	—	—	—	—	—	958	—	958
Consolidation of a noncontrolling interest	—	—	—	—	—	—	146	146
Redemption of Parent equity units	—	—	(53)	—	53	—	—	—
Stock-based compensation	—	—	3,257	—	—	—	—	3,257
Payment of note receivable from shareholder	—	—	—	—	72	—	—	72
Distributions	—	—	—	—	—	—	(3,492)	(3,492)

Balance, December 31, 2012	1,025	$—	$651,907	$(638,023)	$—	$(11,464)	$16,047	$18,467

Net (loss) income	—	—	—	(80,214)	—	—	2,092	(78,122)
Foreign currency translation loss	—	—	—	—	—	(14,929)	(1,284)	(16,213)
Issuance of equity LLC units relating to earn-out liability	3	—	705	—	—	—	—	705
Deconsolidation of a noncontrolling interest	—	—	(9)	—	—	—	9	—
Purchase price fair value of noncontrolling interest—nonredeemable	—	—	(2,404)	—	—	—	2,194	(210)
Termination of prepaid services by noncontrolling interest holder	—	—	—	—	—	—	(2,551)	(2,551)
Step up in basis of joint venture interests	—	—	83	—	—	—	—	83
Stock-based compensation	—	—	597	—	—	—	—	597
Distributions	—	—	—	—	—	—	(1,974)	(1,974)

Balance, December 31, 2013	1,028	$—	$650,879	$(718,237)	$—	$(26,393)	$14,533	$(79,218)

Net (loss) income	—	—	—	(349,250)	—	—	2,939	(346,311)
Unrealized loss on fair value of pension plan assets	—	—	—	—	—	(91)	—	(91)
Foreign currency translation loss	—	—	—	—	—	(12,206)	(1,310)	(13,516)
Accretion of Series A convertible redeemable preferred stock	—	—	(1,991)	—	—	—	—	(1,991)
Accrued Series A convertible redeemable preferred stock dividends	—	—	(23,078)	—	—	—	—	(23,078)
Purchase price fair value of noncontrolling interest—nonredeemable	—	—	—	—	—	—	7,816	7,816
Proceeds from issuance of noncontrolling interest—nonredeemable	—	—	85	—	—	—	1,165	1,250
Proceeds from noncontrolling interest holders—nonredeemable	—	—	—	—	—	—	296	296
Stock-based compensation	—	—	106	—	—	—	—	106
Distributions	—	—	—	—	—	—	(1,873)	(1,873)

Balance, December 31, 2014	1,028	$—	$626,001	$(1,067,487)	$—	$(38,690)	$23,566	$(456,610)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Organization and Basis of Presentation

Organization

        On December 9, 2013, Radiation Therapy Services, Inc., a wholly owned subsidiary of 21st Century Oncology Holdings, Inc. (formerly known as Radiation Therapy Services Holdings, Inc.) ("Parent"), changed its name to 21st Century Oncology, Inc. ("21C").

        Parent, through its wholly-owned subsidiaries (collectively, the "Company"), is a leading global, physician-led provider of integrated cancer care ("ICC") services. The Company's physicians provide comprehensive, academic quality, cost-effective coordinated care for cancer patients in personal and convenient community settings (its "ICC model"). The Company provides its physicians with the advanced medical technology necessary to achieve optimal outcomes. The Company's provision of care includes a full spectrum of cancer care services by employing and affiliating with physicians in their related specialties. This innovative approach to cancer care through its ICC model enables the Company to collaborate across its physician base, integrate services and payments for related medical needs and disseminate best practices.

        The Company operates the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of December 31, 2014, was comprised of approximately 794 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. The Company's physicians provide medical services at approximately 391 locations, including our 180 radiation therapy centers, of which 50 operate in partnership with health systems. The Company's cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 16 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina and West Virginia, as well as countries in Latin America, Central America and the Caribbean. The Company's 36 international treatment centers, located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala, and El Salvador operate under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals.

        The Company is also engaged in providing capital equipment and business management services to oncology physician groups ("Groups") that treat patients at cancer centers ("Centers"). The Company owns the Centers' assets and provides services to the Groups through exclusive, long-term management services agreements. The Company provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that the Company provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting, and treasury. Under the terms of the management service agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group. The management fees are primarily based on a predetermined percentage of each Group's earnings before interest, income taxes, depreciation, and amortization ("EBITDA") associated with the provision of radiation therapy. The Company manages the radiation oncology business operations of one Group in Florida, six Groups in California, and one Group in Indiana. The Company's management fees range from 40% to 60% of EBITDA, with one Group in California whose fee ranges from 20% to 30% of collections.

Notes to Consolidated Financial Statements (Continued)

(2) Liquidity

        The Company is highly leveraged. As of December 31, 2014, the Company had approximately $967.1 million of long-term debt outstanding. The Company has experienced and continues to experience losses from its operations. The Company reported a net loss of approximately $343.2 million, $78.2 million and $151.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        The Company's high level of debt could have material adverse effects on its business and financial condition. Specifically, the Company's high level of debt could have important consequences, including the following:

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

        The Company's ability to make scheduled payments and to refinance its indebtedness depends on, and is subject to, its financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond the Company's control, including the availability of financing in the international banking and capital markets.

        As discussed in Note 17, the Company is involved in disputes, litigation, and regulatory matters incidental to its operations, including governmental investigations and other matters arising out of the normal conduct of business. The resolution of these matters could have a material adverse effect on the Company's business and financial position.

        On September 26, 2014, the Company issued to Canada Pension Plan Investment Board ("CPPIB"), in a private placement, an aggregate of 385,000 newly issued shares of its Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), for a purchase price of $325.0 million.

        This equity investment provided the Company with incremental liquidity, reduced its debt, and provided capital to continue to grow its business. As further described in Note 11, a portion of the net proceeds from the issuance of the Company's Series A Preferred Stock was used to repay all outstanding borrowings under the Company's revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.

        The Company has several initiatives designed to increase profitability including: (i) fully integrating the Company's recent acquisitions to improve operational performance; (ii) improving commercial payer contracting to increase reimbursement; (iii) continued development and expansion of the Company's integrated cancer care model; and (iv) realignment of the Company's physician

Notes to Consolidated Financial Statements (Continued)

(2) Liquidity (Continued)

compensation arrangements to reflect the current reimbursement environment. Although the Company is significantly leveraged, it expects that the current cash balance, liquidity from its revolver, and cash generated from operations will be sufficient to meet working capital, capital expenditure, debt service, and other cash needs through December 31, 2015.

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

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

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

        As of December 31, 2014 and 2013, the combined total assets included in the Company's balance sheet relating to the VIEs were approximately $114.6 and $71.3 million, respectively.

        As of December 31, 2014 and 2013, the Company was the primary beneficiary of, and therefore consolidated, 27 and 23 VIEs, which operate 45 and 46 centers, respectively. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE's assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company's debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company's treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the years ended December 31, 2014, 2013, and 2012, approximately 14.7%, 18.4% and 19.4% of the Company's net patient service revenue, respectively, was generated by professional corporations with which it has administrative services agreements.

        As of December 31, 2014 and 2013, the Company also held equity interests in six VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services. The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company's investments in the unconsolidated VIEs are approximately $1.6 million and $2.6 million at December 31, 2014 and 2013, respectively, with ownership interests ranging between 33.3% and 50.1% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company's noncontrolling interests in the unconsolidated partnerships. The Company's maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

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

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

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

        On an annual basis the Company performs a hindsight analysis in reviewing estimates to its contractual adjustments and bad debt allowance. The Company's review of the estimates is based on a full year look-back of actual adjustments taken in the calculation of the contractual allowance and bad debt allowance. Adjustments to revenue related to changes in prior period estimates decreased net patient service revenue for the year ended December 31, 2014 approximately 0.4% and increased net patient service revenue for the years ended December 31, 2013 and 2012 approximately 0.5% and 0.5%, respectively of the net patient service revenue for each of the respective periods.

        For the years ended December 31, 2014, 2013, and 2012, approximately 42%, 45%, and 45%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company is potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is a possibility that such estimates will change by a significant amount in the near term.

        Net patient service revenue is presented net of provisions for contractual adjustments. In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts written off as charity and indigent care are not recognized in net patient service revenue. The Company's policy is to write off a patient's account balance upon determining that the patient qualifies under certain charity care and/or indigent care policies. The Company's policy includes the completion of an application for eligibility for charity care. The determination for charity care eligibility is based on income relative to federal poverty guidelines, family size, and assets available to the patient. A sliding scale discount is then applied to the balance due with discounts up to 100%. The Company estimates the costs of charity care services it provides by developing a ratio of foregone charity care revenues compared to total revenues and applying that ratio to the costs of providing services. Costs of providing services includes select direct and indirect costs such as salaries and benefits, medical supplies, facility rent expenses, other operating expenses, general and administrative expenses, depreciation and amortization, provision for doubtful accounts, and interest expense. The Company's estimated cost to provide charity care services is approximately $20.9 million, $27.7 million, and $16.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. Funds received to offset or subsidize charity services provided were approximately $0.6 million, $1.9 million, and $0.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

Management Fees

        The Company's physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay. Revenue consists primarily of net patient service revenue that is recorded based upon established billing rates less allowances for contractual adjustments. Third-party payors include private health insurance, as well as related payments for co-insurance and co-payments. Estimates of contractual allowances for patients with healthcare coverage are based upon the payment terms specified in the related contractual agreements. Revenue related to uninsured patients and co-payment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). The Company also records a provision for bad debts based primarily on historical collection experience related to these uninsured accounts to record the net self-pay accounts receivable at the estimated amounts we expect to collect. The affiliated physician groups assign their accounts receivable to the Company. Accounts receivable and the related cash flows upon collection of these accounts receivable are reported net of estimated allowances for doubtful accounts and contractual adjustments.

        Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective Groups are billed by the Company, as the exclusive billing agent of the Groups, to patients, third-party payors, and others. The Company's management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. As such, revenues generated by the Groups significantly impact the amount of management fees recognized by the Company. If differences between the Groups' revenues and the expected reimbursement are identified based on actual final settlements, there would be an impact to the Company's management fees. Amounts distributed to the Groups for their services under the terms of the management services agreements totaled $21.5 million and $3.8 million, for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013 amounts payable to the Groups for their services of $2.7 million and $2.6 million, respectively was included in accounts payable.

Cost of Revenues

        The cost of revenues for the years ended December 31, 2014, 2013, and 2012 are approximately $741.6 million, $530.6 million, and $481.6 million, respectively. The cost of revenues includes costs related to expenses incurred for the delivery of patient care. These costs include salaries and benefits of physicians, physicists, dosimetrists, radiation technicians, etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

Accounts Receivable and Allowances for Doubtful Accounts

        Accounts receivable in the accompanying consolidated balance sheets are reported net of estimated allowances for doubtful accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payers and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Approximately $29.8 million and $24.2 million of accounts receivable were due from the Medicare and Medicaid programs at December 31, 2014 and 2013, respectively. The credit risk for any other concentrations of receivables is limited due to the large number of insurance companies and other payers that provide payments for services. Management does not believe that there are other significant concentrations of accounts receivable from any particular payer that would subject the Company to any significant credit risk in the collection of its accounts receivable.

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

        The allowance for doubtful accounts is based upon management's assessment of historical and expected net collections, business and economic conditions, trends in federal and state governmental health-care coverage, and other collection indicators. The primary tool used in management's assessment is an annual, detailed review of historical collections and write-offs of accounts receivable. The results of the detailed review of historical collections and write-off experience, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. Accounts receivable are written off after collection efforts have been followed in accordance with the Company's policies.

        Adjustments to bad debt expense related to changes in prior period estimates increased bad debt expense by approximately $2.3 million and $1.6 million for the years ended December 31, 2014 and 2013, respectively, and decreased bad debt expense by approximately $0.1 million, for the year ended December 31, 2012.

        A summary of the activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31,
(in thousands):	2014	2013	2012
Balance, beginning of period	$29,878	$23,878	$25,042
Acquisitions	7,746	2,591	87
Additions charged to provision for doubtful accounts	18,713	12,146	16,916
Accounts receivable written off, net of recoveries	(14,110)	(8,659)	(18,116)
Foreign currency translation	(223)	(78)	(51)

Balance, end of period	$42,004	$29,878	$23,878

Goodwill and Other Intangible Assets

        The Company's policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment at least annually on October 1, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (a major trade name) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trade name using a royalty rate that an independent party would pay for use of that trade name. An impairment charge is recorded if the trade name's carrying value exceeds its estimated fair value. Goodwill is evaluated for possible impairment by comparing the fair value of a reporting unit with its carrying value, including goodwill assigned to that reporting unit. Fair value of a reporting unit is estimated using a combination of income-based and market-based valuation methodologies. Under the income approach, forecasted cash flows of a reporting unit are discounted to a present value using a discount rate commensurate with the risks of those cash flows. Under the market approach, the fair value of a reporting unit is estimated based on the revenues and earnings multiples of a group of comparable public companies and from recent transactions involving comparable companies. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value.

        Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized, but are reviewed annually for impairment, or more frequently if impairment indicators arise. Goodwill impairment was recognized for the years ended December 31, 2014 and 2012 of

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

approximately $228.3 million, and $80.6 million, respectively. No goodwill impairment loss was recognized for the year ended December 31, 2013.

        Intangible assets consist of management fee agreements, trade names (indefinite life and amortizable), noncompete agreements, hospital contracts and licenses. Management fee agreements are amortized over the term of each respective agreement, including renewal options which range from 4.7 to 15.2 years using the straight-line method. Indefinite life trade names are tested at least annually for impairment. Noncompete agreements, hospital contracts and licenses are amortized over the life of the agreement (which typically ranges from 1.0 to 18.5 years) using the straight-line method. No intangible asset impairment loss was recognized for the years ended December 31, 2014, 2013, and 2012.

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

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

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

Foreign currency derivative contracts

        Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact the Company's results from operations. The Company is exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at the Company's Latin American operations and purchases of goods and services in foreign currencies. The Company enters into foreign exchange option contracts to convert a significant portion of the Company's forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a potential weakening Argentine Peso against the U.S. dollar. On April 26, 2013 the Company entered into a foreign exchange option contract which matured on March 31, 2014 to replace the contract maturing on December 31, 2013. Because the Company's Argentine forecasted foreign currency denominated net income is expected to increase commensurate with inflationary expectations, any adverse impact on net income from a weakening Argentine Peso against the U.S. dollar is limited to the cost of the option contracts, which was approximately $0.2 million in aggregate at inception of the contracts. Under the Company's foreign currency management program, the Company expects to monitor foreign exchange

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

rates and periodically enter into forward contracts and other derivative instruments. The Company does not use derivative financial instruments for speculative purposes.

        These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. The Company's current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on forward currency derivative contracts on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2014, 2013, and 2012, the Company incurred a gain of approximately $4,000, and losses of approximately $0.5 million, and $1.2 million, respectively, relating to foreign currency derivative program. The fair value of the foreign currency derivative is recorded in other current assets in the accompanying consolidated balance sheet. At December 31, 2014 and 2013, the fair value of the foreign currency derivative was approximately $0 and $22,000, respectively.

        The following represents the current foreign currency derivative agreements as of December 31, 2013 (in thousands):

Foreign Currency Derivative Agreements (in thousands):	Notional Amount	Maturity Date	Premium Amount	Fair Value
Foreign currency derivative Argentine Peso to U.S. dollar	$1,250	March 31, 2014	$171	$22

        The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Mercado Unico Libre de Cambios, which is the only market where exchange transactions may be lawfully made.

        During January 2014, the Argentinean peso exchange rate against the U.S. Dollar increased by approximately 23% from 6.52 Argentinean Pesos per U.S. Dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. Dollar. As of December 31, 2014, the Argentinean Peso exchange rate was 8.55 Argentine Pesos per U.S. Dollar. A depreciation of this currency against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in the consolidated financial statements. In addition, currency fluctuations may affect the comparability of the results of operations between fiscal periods.

Series A Preferred Stock embedded derivative

        The Company's Series A Preferred Stock contains provisions for contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and require the issuance of warrants to CPPIB. The Company determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. The Company evaluates the fair value of those embedded derivatives and adjusts changes in fair value through the fair value adjustment of embedded derivative caption in the consolidated statements of operations and comprehensive loss.

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

Professional and General Liability Claims

        The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices, and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through commercial insurance carriers in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims. The Company maintains insurance for the majority of its physicians up to $1 million on individual malpractice claims and up to $3 million on aggregate claims on a claims-made basis. The Company purchases medical malpractice insurance from an insurance company partially owned by a related party. The Company's reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, industry trends, and other actuarial assumptions.

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

        The amount accrued for professional and general liability claims as of the consolidated balance sheet dates reflects the current estimates of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. As of December 31, 2014 and 2013 the amount accrued for incurred but not reported professional liability claims was $4.8 million and $4.6 million, respectively. In accordance with Accounting Standards Update ("ASU") 2010-24, amounts accrued for reported claims as of December 31, 2014 total approximately $6.4 million. Of the approximate $6.4 million, approximately $1.8 million is recorded as other current liabilities and approximately $4.6 million is reported as other long-term liabilities. In addition the Company has recorded estimated insurance recoveries for both reported, and incurred but not reported claims totaling approximately $8.5 million as of December 31, 2014. Of the approximate $8.5 million of estimated insurance recoveries, approximately $4.0 million is recorded as other current assets and approximately $4.5 million is reported as other long-term assets. Amounts accrued for reported claims as of December 31, 2013 total approximately $6.5 million. Of the approximate $6.5 million, approximately $3.2 million is recorded as other current liabilities and approximately $3.3 million is reported as other long-term liabilities. In addition the Company has recorded estimated insurance recoveries for both reported, and incurred but not reported claims totaling approximately $8.6 million as of December 31, 2013. Of the approximate $8.6 million of estimated insurance recoveries, approximately $5.3 million is recorded as other current assets and approximately $3.3 million is reported as other long-term assets.

Defined Benefit Pension Plan

        The Company recognizes the underfunded status of its defined benefit pension plan as an asset or a liability in its consolidated balance sheets. Each year's actuarial gains or losses are a component of

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

other comprehensive loss, which is then included in accumulated other comprehensive loss. Pension benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. The Company makes significant assumptions (including discount rate, expected rate of return on plan assets, and future increases in compensation) in computing the pension benefit expense and obligations.

Noncontrolling Interest in Consolidated Entities

        The Company currently maintains equity interests in nine treatment center facilities with ownership interests ranging from 50.0% to 90.0%. Since the Company controls 50% or more of the voting interest in these facilities, the Company consolidates these treatment centers. The noncontrolling interests represent the equity interests of outside investors in the equity and results of operations of these consolidated entities.

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

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased. Cash at December 31, 2014 and 2013 held by the Company's foreign operating subsidiaries was $4.5 million and $3.6 million, respectively. The Company considers these cash amounts to be permanently invested in the Company's foreign operating subsidiaries and therefore does not anticipate repatriating any excess cash flows to the U.S. The Company anticipates it can adequately fund its domestic operations from cash flows generated solely from the U.S. business. Of the $4.5 million of cash held by the Company's foreign operating subsidiaries at December 31, 2014, $0.9 million is held in U.S. Dollars, $0.1 million of which is held at banks in the United States, with the remaining held in foreign currencies in foreign banks. The Company believes that the magnitude of its growth opportunities outside of the U.S. will cause the Company to continuously reinvest foreign earnings. The Company does not require access to the earnings and cash flow of its international subsidiaries to fund its U.S. operations.

Restricted Cash

        Restricted cash totals approximately $7.1 million and $3.8 million as of December 31, 2014 and 2013, respectively. Restricted cash consists of claim reserve accounts established to address any pre-acquisition claims presented to the Company as they relate to the Company's recent acquisitions, including OnCure Holdings, Inc. (together with its subsidiaries, "OnCure") and SFRO Holdings, LLC (together with its subsidiaries, "SFRO"). Any balance of the claim reserve accounts will be released to sellers, once claims have been settled.

Inventories

        Inventories consist of parts and supplies used for repairs and maintenance of equipment owned or leased by the Company and medical drugs used for patient care services as follows:

(in thousands):	December 31, 2014	December 31, 2013
Parts and supplies	$1,364	$1,719
Medical drugs	3,162	2,674

	$4,526	$4,393

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

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

        Major asset classifications and useful lives are as follows:

Buildings and leasehold improvements	10 - 50 years
Office, computer, and telephone equipment	3 - 10 years
Medical and medical testing equipment	5 - 10 years
Automobiles and vans	5 years

        The weighted-average useful life of medical and medical testing equipment is 8.4 and 8.6 years in 2014 and 2013, respectively.

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

        In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU 2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity's significant continuing involvement with a discontinued operation. The accounting update is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is currently evaluating the potential impact of this guidance.

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

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

goods or services. The Company is currently evaluating the potential impact of this guidance, which will be effective beginning January 1, 2017.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

        In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity (ASU 2014-06). The new guidance eliminates use of diversity in practice when evaluating whether the nature of the host contract within a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. Pursuant to ASU 2014-06, entities should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance.

        In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The new guidance intends to reduce the number of consolidation models as well as place more emphasis on risk of loss when determining a controlling financial interest. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance.

Advertising Costs

        Advertising costs are charged to general and administrative expenses as incurred and amounted to approximately $3.8 million, $3.9 million and $3.4 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

Comprehensive Loss

        Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company's other comprehensive loss is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges, the Company's foreign currency translation of its operations in South America, Central America and the Caribbean, and unrealized gains and losses on the fair value of pension plan assets. The impact of the unrealized net loss decreased total equity on a consolidated

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

basis by approximately $13.6 million, $16.2 million and $8.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        Accumulated Other Comprehensive Loss.    The components of accumulated other comprehensive loss were as follows (in thousands):

	21st Century Oncology Holdings, Inc. Shareholder				Noncontrolling Interests	Other Comprehensive Income (Loss)
		Unrealized Loss on Fair Value of Pension Plan Assets	Derivative Losses on Interest Rate Swap Agreements
(in thousands):	Foreign Currency Translation Adjustments			Total	Foreign Currency Translation Adjustments	Foreign Currency Translation Adjustments
Year ended December 31, 2011	$(4,265)	$—	$(625)	$(4,890)	$(644)	$
Other comprehensive loss	(7,199)	—	(333)	(7,532)	(683)	(8,215)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	—	—	958	958	—	—

Balance, December 31, 2012	$(11,464)	$—	$—	$(11,464)	$(1,327)	$(8,215)

Other comprehensive loss	(14,929)	—	—	(14,929)	(1,313)	(16,242)

Balance, December 31, 2013	$(26,393)	$—	$—	$(26,393)	$(2,640)	$(16,242)

Other comprehensive loss	(12,206)	(91)	—	(12,297)	(1,308)	(13,605)

Balance, December 31, 2014	$(38,599)	$(91)	$—	$(38,690)	$(3,948)	$(13,605)

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

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

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

Segments

        The Company operates in one line of business, which is operating physician group practices. As of March 1, 2011, the Company's operations are structured into two geographically organized groups: the Domestic U.S. includes 144 treatment centers and International includes 36 treatment centers. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities.

Notes to Consolidated Financial Statements (Continued)

(4) Property and Equipment

        Property and equipment consist of the following:

(in thousands):	December 31, 2014	December 31, 2013
Land	$1,795	$1,795
Buildings and leasehold improvements	85,653	70,709
Office, computer, and telephone equipment	114,669	87,332
Medical and medical testing equipment	299,488	252,520
Automobiles and vans	1,435	1,474

	503,040	413,830
Less: accumulated depreciation	(240,197)	(179,430)
	262,843	234,400
Construction-in-progress	13,373	9,120
Foreign currency translation	(5,459)	(3,149)

	$270,757	$240,371

        During 2012 the Company impaired certain leasehold improvements and other fixed assets of approximately $0.3 million for planned closings of certain offices in Maryland and Michigan.

(5) Capital Lease Arrangements

        The Company leases certain equipment under agreements, which are classified as capital leases. These leases have bargain purchase options at the end of the original lease terms. Capital leased assets included in property and equipment are as follows:

(in thousands):	December 31, 2014	December 31, 2013
Medical and medical testing equipment	$79,575	$55,345
Leasehold improvements	85	85
Office, computer, and telephone equipment	1,708	72
Automobiles and vans	67
Less: accumulated depreciation	(20,391)	(9,846)

	$61,044	$45,656

        Amortization expense relating to capital leased equipment was approximately $11.6 million, $4.7 million, and $3.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, and is included in depreciation expense in the consolidated statements of operations and comprehensive loss.

(6) Goodwill and Intangible Assets

2014

        As the Company began to experience some liquidity issues after terminating its previously planned initial public offering, it began to have discussions with an ad hoc group of holders of our outstanding notes. On July 29, 2014, the Company entered into a Recapitalization Support Agreement (the "Recapitalization Support Agreement"). The Recapitalization Support Agreement set forth the terms

Notes to Consolidated Financial Statements (Continued)

(6) Goodwill and Intangible Assets (Continued)

through which the Company expected to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 or (b) consummate a recapitalization consistent with the material terms and conditions described in the term sheet attached to the Recapitalization Support Agreement.

        The Company performed an interim impairment test for goodwill and indefinite-lived intangible assets. The Company completed the first step of the impairment test as of June 30, 2014 of its two reporting units that comprise the U.S. domestic operating segment and determined that the carrying amount its Fee for Service reporting unit exceeded its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. In accordance with ASC 350, the Company recorded a non-cash impairment loss of approximately $228.3 million in its Fee for Service reporting unit in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2014. The estimated fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was an income methodology based on management's estimates of forecasted cash flows for each reporting unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and EBITDA for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. For trade name intangible assets, management used the income-based relief-from-royalty valuation method in which fair value is the discounted value of forecasted royalty revenues arising from a trade name using a royalty rate that an independent party would pay for use of that trade name. Assumptions used by management were similar to those that management believes would be used by market participants performing valuations of these regions. Management's assumptions were based on analysis of current and expected future economic conditions and the strategic plan for each reporting unit.

2013

        The Company completed its annual impairment testing for goodwill and indefinite-lived intangible assets on October 1, 2013. The Company's October 1, 2013 goodwill impairment test was completed for each of its nine reporting units based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company's reporting units. In performing this test, the Company assessed the implied fair value of its goodwill. It was determined that the implied fair value of goodwill was greater than the carrying amount, and as a result the Company did not record a noncash impairment charge. In October 2013, in conjunction with the acquisition of OnCure, the Company changed its internal reporting structure and as a result, aggregated its eight US Domestic reporting units into two US Domestic reporting units. As of December 31, 2013, the Company has identified three reporting units: International; and two reporting units that comprise the U.S. Domestic operating segment.

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

Notes to Consolidated Financial Statements (Continued)

(6) Goodwill and Intangible Assets (Continued)

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

        Impairment charges relating to goodwill by reporting unit during the third quarter of 2012 are summarized as follows:

(in thousands):	Mid East U.S.	Central South East U.S.	California	South West U.S.	Southwest Florida	Total
Goodwill	$1,493	$34,355	$3,782	$9,838	$20,299	$69,767

        During the fourth quarter of 2012, the Company completed its annual impairment test for goodwill and indefinite-lived intangible assets. In performing this test, the Company assessed the implied fair value of our goodwill and intangible assets. As a result, the Company recorded an impairment loss of approximately $11.1 million during the fourth quarter of 2012 primarily relating to goodwill impairment in the Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), and Southwest Florida reporting units of approximately $10.8 million.

        Impairment charges relating to goodwill by reporting unit during the fourth quarter of 2012 are summarized as follows:

(in thousands):	Central South East U.S.	Southwest Florida	Total
Goodwill	$4,717	$6,107	$10,824

Notes to Consolidated Financial Statements (Continued)

(6) Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
(in thousands):	2014	2013	2012
Balance, beginning of period
Goodwill	$1,050,533	$958,379	$948,476
Accumulated impairment loss*	(472,520)	(472,520)	(391,929)

Net goodwill, beginning of period	578,013	485,859	556,547

Goodwill acquired during the period	126,193	99,734	15,072
Impairment	(228,279)	—	(80,591)
Adjustments to purchase price allocations	(115)	(13)	(1,364)
Foreign currency translation	(6,216)	(7,567)	(3,805)

Balance, end of period
Goodwill	1,170,395	1,050,533	958,379
Accumulated impairment loss*	(700,799)	(472,520)	(472,520)

Net goodwill, end of period	$469,596	$578,013	$485,859

*
Accumulated impairment losses incurred relate to the U.S. Domestic reporting segment.

        Intangible assets consist of the following:

	December 31, 2014
(in thousands):	Gross	Impairment Loss	Accumulated Amortization	Foreign Currency Translation	Net
Intangible assets subject to amortization
Management service agreements	$57,739	$—	$(6,490)	$—	$51,249
Noncompete agreements	76,450	—	(61,525)	(70)	14,855
Hospital contracts	20,837	—	(4,209)	(7,130)	9,498
Trade names	6,738	—	(5,280)	—	1,458
Intangible assets not subject to amortization (indefinite-lived)
Trade names	4,842	—	—	(635)	4,207
Certificates of need	413	—	—	—	413

Balance, end of period	$167,019	$—	$(77,504)	$(7,835)	$81,680

Notes to Consolidated Financial Statements (Continued)

(6) Goodwill and Intangible Assets (Continued)

	December 31, 2013
(in thousands):	Gross	Impairment Loss	Accumulated Amortization	Foreign Currency Translation	Net
Intangible assets subject to amortization
Management service agreements	$57,739	$—	$(926)	$—	$56,813
Noncompete agreements	66,856	—	(55,128)	(55)	11,673
Hospital contracts	20,477	—	(3,025)	(5,291)	12,161
Trade names	4,638	—	(4,638)	—	—
Intangible assets not subject to amortization (indefinite-lived)
Trade names	4,482	—	—	(464)	4,018
Certificates of need	360	—	—	—	360

Balance, end of period	$154,552	$—	$(63,717)	$(5,810)	$85,025

        Amortization expense relating to intangible assets was approximately $13.8 million, $9.8 million, and $11.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. The weighted-average amortization period is approximately 8.7 years.

        Estimated future amortization expense is as follows (in thousands):

2015	$12,629
2016	$10,893
2017	$8,943
2018	$7,988
2019	$5,780
Thereafter	$30,827

(7) Acquisitions and other arrangements

        On February 6, 2012, the Company acquired the assets of a radiation oncology practice and a medical oncology group located in Asheville, North Carolina for approximately $0.9 million. The acquisition of the radiation oncology practice and the medical oncology group, further expands the Company's presence in the Western North Carolina market and builds on the Company's integrated cancer care model. The allocation of the purchase price is to tangible assets of $0.8 million, and goodwill of $0.1 million, all of which is deductible for tax purposes.

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

Notes to Consolidated Financial Statements (Continued)

(7) Acquisitions and other arrangements (Continued)

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

        On May 25, 2013, the Company acquired the assets of 5 radiation oncology practices and a urology group located in Lee/Collier counties in Southwest Florida for approximately $28.5 million, comprised of $17.7 million in cash, seller financing note of approximately $2.1 million and assumed capital lease obligations of approximately $8.7 million. The acquisition of the 5 radiation treatment centers and the urology group further expands the Company's presence into the Southwest Florida market and builds on its integrated cancer care model. The allocation of the purchase price is to tangible assets of $10.4 million, intangible assets including non-compete agreements of $1.9 million amortized over five years, current liabilities of $0.2 million, and goodwill of $16.4 million, all of which is deductible for tax purposes. Pro forma results and other expanded disclosures prescribed by ASC 805, Business Combinations, have not been presented as this acquisition is not deemed material.

        In June 2013, the Company sold its 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million.

        In June 2013, the Company contributed its Casa Grande, Arizona radiation physician practice, ICC practice and approximately $5.2 million to purchase a 55.0% interest in a joint venture which included an additional radiation physician practice and an expansion of an integrated cancer care model that includes medical oncology, urology and dermatology. The provisional allocation of the purchase price, subject to working capital adjustments and finalization of intangible asset values, is to tangible assets of $2.20 million, intangible assets including a tradename of approximately $1.8 million, non-compete agreements of $0.4 million amortized over 7 years, goodwill of $5.1 million and noncontrolling interest-redeemable of approximately $4.2 million. For purposes of valuing the noncontrolling interest-redeemable, the Company considered a number of factors such as the joint venture's performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and

Notes to Consolidated Financial Statements (Continued)

(7) Acquisitions and other arrangements (Continued)

marketability. During the year ended December 31, 2014, the Company finalized its valuation of assets acquired, primarily working capital. The final valuation resulted in an increase to goodwill of $0.1 million and an increase in current liabilities of $0.1 million.

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

        In June 2013, the Company entered into a "stalking horse" investment agreement to acquire OnCure upon effectiveness of its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code for approximately $125.0 million, (excluding capital leases, working capital and other adjustments). The purchase price included $42.5 million in cash and up to $82.5 million in assumed debt ($7.5 million of assumed debt will be released assuming certain OnCure centers achieve a minimum level of EBITDA). The Company funded an initial deposit of approximately $5.0 million into an escrow account subject to the working capital adjustments. During the year ended December 31, 2014, the Company received approximately $3.3 million of the escrow account pursuant to a negotiated working capital settlement.

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

        The allocation of the purchase price was as follows (in thousands):

Acquisition Consideration
Cash	$42,250
11.75% senior secured notes due January 2017	75,000
Assumed capital lease obligations & other notes	2,090
Fair value of contingent earn-out, represented by 11.75% senior secured notes due January 2017 issued into escrow	7,550

Total acquisition consideration	$126,890

Notes to Consolidated Financial Statements (Continued)

(7) Acquisitions and other arrangements (Continued)

        The following table summarizes the allocation of the aggregate purchase price of OnCure, including assumed liabilities (in thousands):

Acquisition Consideration Allocation
Cash and cash equivalents	$307
Accounts receivable	10,087
Inventories	200
Deferred income taxes—asset	4,875
Other currents assets	1,742
Accounts payable	(4,856)
Accrued expenses	(3,540)
Other current liabilities	—
Equity investments in joint ventures	1,625
Property and equipment	22,397
Intangible assets—management services agreements	57,739
Other noncurrent assets	265
Other long-term liabilities	(5,828)
Deferred income taxes—liability	(32,052)
Noncontrolling interest—nonredeemable	(1,299)
Goodwill	75,228

Acquisition consideration	$126,890

Net identifiable assets includes the following intangible assets:
Management service agreements	$57,739

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

        Estimated future amortization expense for OnCure's acquired amortizable intangible assets as of December 31, 2013 is as follows (in thousands):

2014	$5,563
2015	$5,563
2016	$5,464
2017	$5,464
2018	$5,195
Thereafter	$29,564

        The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $75.2 million, representing primarily the value of estimated cost savings and synergies

Notes to Consolidated Financial Statements (Continued)

(7) Acquisitions and other arrangements (Continued)

expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company's U.S. domestic segment. During the year ended December 31, 2014, the Company finalized its valuation of assets acquired. The final valuation, combined with the receipt of escrow funds resulted in a decrease in accounts receivable of approximately $2.4 million, increase in property and equipment of $0.3 million, decrease in goodwill of $0.4 million, an increase in current liabilities of $0.3 million, and an increase in deferred tax liabilities of $0.4 million.

        During the year ended December 31, 2013, the Company recorded $14.6 million of net patient service revenue and reported a net loss of $0.3 million in connection with the OnCure acquisition.

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

        During 2013, the Company acquired the assets of several physician practices in Arizona, Florida, North Carolina, New Jersey, and Rhode Island for approximately $0.8 million. The physician practices provide synergistic clinical services and ICC service to its patients in the respective markets in which the Company provides radiation therapy treatment services. The allocation of the purchase price is to tangible assets of $0.8 million.

        On January 13, 2014, CarePoint purchased the membership interest in Quantum Care, LLC for approximately $1.9 million. CarePoint offers a comprehensive suite of cancer management solutions to insurers, providers, employers and other entities that are financially responsible for the health of defined populations. With proven capabilities to manage medical, radiation and surgical oncology care across the entire continuum of settings, CarePoint represents a unique offering in the health services marketplace. Advanced technology and third-party administrator services, cost management solutions and a focused oncology-specific clinical model enable CarePoint to improve quality and reduce total oncology cost of care for its clients. CarePoint tailors its solutions to the needs of each customer and provides assistance through full-risk transfer, "a la carte" administrative services only packages or hybrid models. The allocation of the purchase price is to tangible assets of approximately $1.4 million, intangible assets of $0.1 million, goodwill of $0.6 million and current liabilities of $0.2 million.

        On January 15, 2014 the Company purchased 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $0.9 million plus the assumption of approximately $3.1 million in debt. This facility is strategically located in Guatemala City's medical corridor. The allocation of the purchase price is to tangible assets of $2.8 million, intangible assets of approximately $0.6 million ($0.2 million in hospital contracts, $0.3 million in tradename and $0.1 million in non-compete), goodwill of $1.3 million, noncontrolling interest-non redeemable of approximately $0.5 million and deferred tax liabilities of approximately $0.2 million.

        On February 10, 2014, the Company purchased a 65% equity interest in SFRO for approximately $65.5 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt.

        The Company accounted for the acquisition of SFRO under ASC 805, Business Combinations. SFRO's results of operations are included in the consolidated financial statements for periods ending after February 10, 2014, the acquisition date. Given the date of the acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed which is in process.

Notes to Consolidated Financial Statements (Continued)

(7) Acquisitions and other arrangements (Continued)

        The allocation of the preliminary purchase price was as follows (in thousands):

Preliminary Estimated Acquisition Consideration
Cash	$432
Term B Loan (net of original issue discount)	57,300
Seller financing note	2,000
Working capital settlement	(5,333)
Fair value of contingent earn-out	11,052

Total preliminary estimated acquisition consideration	$65,451

        The following table summarizes the allocation of the aggregate purchase price of SFRO, including assumed liabilities (in thousands):

Preliminary Estimated Acquisition Consideration Allocation
Accounts receivable	$12,836
Other currents assets	1,370
Current liabilities	(21,583)
Property and equipment	20,750
Intangible assets—(non-compete and tradename)	11,500
Other noncurrent assets	910
Long-term debt	(42,021)
Other long-term liabilities	(1,969)
Noncontrolling interest—redeemable	(39,925)
Goodwill	123,583

Preliminary estimated acquisition consideration	$65,451

Net identifiable assets include the following intangible assets (in thousands):
Trade name (3 year life)	$2,100
Non-compete agreement (5 year life)	9,400

$11,500

        The Company preliminarily valued the noncontrolling interest-redeemable considering a number of factors such as SFRO's performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability.

        The Company valued the trade name using the relief from royalty method, a derivation of the income approach that estimates the benefit of owning the trade name rather than paying royalties for the right to use a comparable asset. The Company considered a number of factors to value the trade name, including SFRO's performance projections, royalty rates, discount rates, strength of competition, and income tax rates.

        The Company valued the non-compete agreement using the discounted cash flow method, a derivation of the income approach that evaluates the difference in the sum of SFRO's present value of cash flows of two scenarios: (1) with the non-compete in place and (2) without the non-compete in place. The Company considered various factors in determining the non-compete value including SFRO's performance projections, probability of competition, income tax rates, and discount rates.

Notes to Consolidated Financial Statements (Continued)

(7) Acquisitions and other arrangements (Continued)

        The weighted-average amortization period for the acquired amortizable intangible assets at the time of the acquisition was approximately 4.8 years. Total amortization expense recognized for these acquired amortizable intangible assets totaled approximately $2.4 million for the year ended December 31, 2014.

        Estimated future amortization expense for SFRO's acquired amortizable intangible assets as of the acquisition date is as follows (in thousands):

2014	$2,365
2015	$2,580
2016	$2,580
2017	$1,938
2018	$1,880
Thereafter	$157

        The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $123.6 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company's U.S. domestic segment.

        During the year ended December 31, 2014, the Company recorded $138.8 million of net patient service revenue and reported net income of $0.5 million in connection with the SFRO acquisition.

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

	Years ended December 31,
(in thousands):	2014	2013
Pro forma total revenues	$1,037,441	$914,324
Pro forma net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(349,889)	$(149,515)

        On March 26, 2014 the Company purchased a 75% interest in a legal entity that operates a radiation oncology facility in Villa Maria, Argentina for approximately $0.5 million. The allocation of the purchase price is to tangible assets of $0.5 million, intangible assets of $0.2 million, goodwill of $0.5 million, noncontrolling interest-non redeemable of approximately $0.2 million and total liabilities of approximately $0.5 million.

        On April 21, 2014, the Company acquired the assets of a radiation oncology practice located in Boca Raton, Florida for approximately $0.4 million plus the assumption of approximately $2.7 million in debt. The acquisition of the radiation oncology practice further expands the Company's presence in the Broward County market. The allocation of the purchase price is to tangible assets of $3.0 million and non-compete of $0.1 million.

        On May 5, 2014, the Company purchased the remaining 50% interest it did not already own in an unconsolidated joint venture which operates a freestanding radiation treatment center in Lauderdale

Notes to Consolidated Financial Statements (Continued)

(7) Acquisitions and other arrangements (Continued)

Lakes, Florida for approximately $0.5 million. The allocation of the purchase price is to tangible assets of $0.3 million, accounts receivable of $0.4 million, goodwill of $0.2 million and previously held equity interest of approximately $0.4 million.

        During October, 2014, the Company entered into a license agreement with the Public Health Trust of Miami-Dade County, Florida to license space and equipment and assume responsibility for the operation of a radiation therapy center located in Miami, Florida, as part of the Company's value added services offering. The license agreement runs for an initial term of five years, with two separate five year renewal options. The Company recorded approximately $1.4 million of tangible assets relating to the use of medical equipment pursuant to the license agreement.

        During 2014, the Company acquired the assets of several physician practices in Florida for approximately $0.4 million. The physician practices provide synergistic clinical services and an ICC service to its patients in the respective markets in which the Company provides radiation therapy treatment services. The allocation of the purchase price to tangible assets is $0.4 million.

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

	Years Ended December 31,
(in thousands):	2014	2013	2012
Fair value of net assets acquired, excluding cash:
Accounts receivable, net	$11,267	$12,497	$—
Inventories	45	394	228
Other current assets	1,335	1,896	367
Deferred tax assets	7	4,907	—
Other noncurrent assets	934	1,892	35
Property and equipment	28,797	35,615	10,320
Intangible assets	12,468	62,706	6,275
Goodwill	126,078	99,721	13,708
Current liabilities	(23,137)	(8,320)	(654)
Long-term debt	(47,365)	(10,903)	(5,746)
Deferred tax liabilities	(702)	(31,656)	—
Other noncurrent liabilities	(2,019)	(5,828)	1,329
Previously held equity investment	(400)	—	—
Noncontrolling interest	(40,541)	(5,534)	—

	$66,767	$157,387	$25,862

Notes to Consolidated Financial Statements (Continued)

(7) Acquisitions and other arrangements (Continued)

The Company incurred approximately $10.0 million, $12.6 million, and $2.6 million of diligence costs relating to acquisitions of physician practices for the years ended December 31, 2014, 2013, and 2012.

        On January 2, 2015, the Company purchased a 80% interest in a legal entity that that operates a radiation oncology facility in Kennewick, Washington for approximately $17.6 million. The acquisition expands the Company's presence into the state of Washington. The purchase agreement contains a provision for earn out payments, contingent upon achieving certain EBITDA targets measured over three years from the acquisition date. The earn out payments cannot exceed approximately $3.4 million.

        On January 6, 2015, the Company acquired the assets of a radiation oncology practice located in Warwick, Rhode Island for approximately $8.0 million. The acquisition further expands the Company's presence in Rhode Island.

        On January 6, 2015, the Company acquired the additional assets of a radiation oncology practice it already manages located in Hollywood, Florida for approximately $0.5 million.

        Given the dates of the acquisition, the preliminary purchase price allocations of the 2015 acquisitions noted above have not been completed as of March 27, 2015.

(8) Other Income and Loss

Impairment Loss

        In addition to the goodwill impairment losses noted in Note 6, the Company recorded an impairment loss during the third quarter of 2012 of approximately $0.1 million related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in Monroe, Michigan in the Northeast U.S. region. During the fourth quarter of 2012, an impairment loss of approximately $0.1 million was recognized related to the impairment of certain leasehold improvements in the Delmarva Peninsula local market and approximately $0.2 million related to a consolidated joint venture in the Central Maryland local market. The Company recorded an impairment loss of approximately $1.2 million during the third quarter of 2014 related to the Company's write-off of its 33.6% investment interest in a development stage proton therapy center located in New York ("NY Proton"). As a result of NY Proton's continued operating losses since its inception in 2010 and the Company's liquidity issues experienced during the quarter ended June 30, 2014, the Company provided notice to the consortium that it may not be able to provide the full commitment of approximately $10.0 million to this project.

Medicare Electronic Health Records ("EHR") Incentives.

        The American Recovery and Reinvestment Act (Recovery Act) of 2009 provides for incentive payments for Medicare eligible professionals who are meaningful users of certified EHR technology. The Company accounts for EHR incentive payments utilizing the gain contingency model. Pursuant to the gain contingency model, the Company recognizes EHR incentive payments when the specified meaningful use criteria have been satisfied, as all contingencies in estimating the amount of the incentive payments to be received are resolved. For the years ended December 31, 2014, 2013, and 2012 the Company recognized approximately $2.8 million, $1.7 million and $2.3 million, respectively, of EHR revenues and received approximately $3.1 million, $1.8 million, and $0.5 million in 2014, 2013 and 2012, respectively, of EHR incentive payments. The EHR revenues are presented separately in the accompanying consolidated statements of operations and comprehensive loss.

Notes to Consolidated Financial Statements (Continued)

(8) Other Income and Loss (Continued)

Gain on the Sale of an Interest in a Joint Venture

        In June 2013, the Company sold its 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million, and recorded a respective gain on the sale.

Loss on Sale Leaseback Transaction

        In March 2014, the Company entered into a sale leaseback transaction of medical equipment with a financial institution. Proceeds from the sale were approximately $5.7 million. The Company recorded a loss on the sale leaseback transaction of approximately $0.1 million. In December 2013, the Company entered into a sale leaseback transaction of medical equipment with two financial institutions. Proceeds from the sale were approximately $18.4 million. The Company recorded a loss on the sale leaseback transaction of approximately $0.3 million.

Fair Value Adjustment of Earn-Out Liability

        On March 1, 2011, the Company purchased a controlling interest in Medical Developers, LLC ("MDLLC") as well as controlling interests in the subsidiaries of MDLLC and a controlling interest in Clinica de Radioterapia La Asuncion S.A. The Company recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets. At December 31, 2012, the Company estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.4 million. The Company recorded approximately $1.0 million as expense in the fair value adjustment of earn-out liability caption in the consolidated statements of operations and comprehensive loss.

        On November 4, 2011, the Company purchased controlling interests in operating entities, which operate radiation treatment centers in Argentina. In November 2012, the Company exercised its purchase option to purchase the remaining interests for approximately $1.4 million and recorded the adjustment of approximately $0.2 million to the purchase option as an expense in the fair value adjustment of earn-out liability in the consolidated statements of operations and comprehensive loss.

        On October 25, 2013, the Company completed the acquisition of OnCure. The Company recorded an estimated contingent earn out liability totaling approximately $7.5 million, subject to escrow arrangements and will be released to holders upon attaining certain earnings before interest, taxes, depreciation and amortization targets, and is due and payable on December 31, 2015. At December 31, 2013, the Company estimated the fair value of the contingent earn out liability and increased the liability due to the holders to approximately $7.6 million. The Company recorded the $0.1 million to expense in the fair value adjustment of earn-out liability caption in the consolidated statements of operations and comprehensive loss. At December 31, 2014, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller by approximately $0.8 million, which is recorded to expense in the fair value adjustment of earn-out liability caption in the consolidated statements of operations and comprehensive loss.

        Pursuant to the SFRO acquisition, the Company recorded and estimated contingent earn out liability totaling approximately $11.1 million. At December 31, 2014, the Company estimated the fair value of the contingent earn out liability and increased the liability due to the holders to approximately

Notes to Consolidated Financial Statements (Continued)

(8) Other Income and Loss (Continued)

$11.9 million. The Company recorded the $0.8 million to expense in the fair value adjustment of earn-out liability caption in the consolidated statements of operations and comprehensive loss.

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

        During the 3rd quarter of 2014, the Company incurred approximately $8.6 million from the early extinguishment of debt as a result of the prepayment of the Term A Loan and Term B Loan, MDLLC Credit Agreement, Note Purchase Agreement (each as defined below), and certain capital leases, which included the write-offs of $2.0 million in deferred financing costs, $2.7 million in original issue discount costs, and $3.8 million in pre-payment penalties, including $0.3 million paid to Theriac Management Investments, LLC ("Theriac") (a related party real estate entity owned by certain of the Company's directors and officers) pursuant to the Note Purchase Agreement.

(9) Income Taxes

        Significant components of the income tax provision are as follows:

	Years Ended December 31,
(in thousands):	2014	2013	2012
Current provision:
Federal	$(1,276)	$—	$625
State	(700)	355	450
Foreign	8,232	7,134	6,703
Deferred (benefit) provision:
Federal	(1,188)	(22,474)	(1,774)
State	132	(4,500)	13
Foreign	(41)	(947)	(1,472)

Total income tax provision (benefit)	$5,159	$(20,432)	$4,545

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income before income taxes are as follows:

	Years Ended December 31,
(in thousands):	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.1)	4.3	(0.2)
Effects of rates different than statutory	—	(0.5)	(0.2)
Nondeductible charge for stock based compensation	—	(0.2)	(0.8)
Nondeductible charge for lobbying and political donations	(0.1)	(0.6)	(0.5)
Goodwill impairment	(14.7)	—	(13.7)
Income from noncontrolling interests	0.5	0.2	(1.0)
Valuation allowance increase	(22.4)	(17.5)	(21.4)
Federal and state true-ups	0.5	0.6	0.3
Other permanent items	(0.2)	(0.5)	(0.6)

Total income tax provision	(1.5)%	20.8%	(3.1)%

        The Company provides for income taxes using the liability method in accordance with ASC 740, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2014 and 2013:

(in thousands):	December 31, 2014	December 31, 2013
Deferred income tax assets:
Provision for doubtful accounts	$11,105	$9,034
State net operating loss carryforwards	16,970	12,593
Federal net operating loss carryforwards	124,021	88,123
Deferred rent liability	5,979	5,979
Intangible assets—U.S. Domestic	23,727	—
Management fee receivable allowance	11,613	11,708
Merger costs and debt financing costs	1,305	1,256
Partnership interests	204	—
Other	17,543	16,277

Gross deferred income tax assets	212,467	144,970
Valuation allowance	(183,988)	(97,428)

Net deferred income tax assets	28,479	47,542

Deferred income tax liabilities:
Property and equipment	(27,964)	(37,953)
Intangible assets—Foreign	(3,620)	(4,104)
Prepaid expense	(873)	(506)
Partnership interests	—	(782)
Intangible assets—U.S. Domestic	—	(8,113)
Other	(275)	(207)

Total deferred tax liabilities	(32,732)	(51,665)

Net deferred income tax liabilities	$(4,253)	$(4,123)

        ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2012, the Company determined that the valuation allowance was approximately $82.3 million, consisting of $70.3 million against federal deferred tax assets and $12.0 million against state deferred tax assets. This represented an increase of $36.8 million. For the year ended December 31, 2013, the Company determined that the valuation allowance should be $97.4 million, consisting of $87.5 million against federal deferred tax assets and $9.9 million against state deferred tax assets. This represented an increase of $15.1 million in valuation allowance. For the year ended December 31, 2014, the Company determined that the valuation allowance should be $184.0 million,

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

consisting of $163.4 million against federal deferred tax assets and $20.6 million against state deferred tax assets. This represents an increase of $86.6 million in valuation allowance.

Description:	Beginning Balance	Tax Expense	Other Comprehensive Income	Ending Balance
Fiscal Year 2012	$(45.5)	$(35.8)	$(1.0)	$(82.3)
Fiscal Year 2013	(82.3)	(15.1)	—	(97.4)
Fiscal Year 2014	(97.4)	(86.6)	—	(184.0)

        The Company has federal net operating loss carryforwards beginning to expire in 2028 available to offset future taxable income of approximately $359.6 million and $243.9 million at December 31, 2014 and 2013, respectively.

        At December 31, 2014 and 2013 the Company has state net operating loss carryforwards, primarily in Florida and Kentucky, beginning to expire in years 2015 through 2026 available to offset future taxable income of approximately $459.0 million, and $345.0 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

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

        Since its adoption for uncertainty in income taxes pursuant to ASC 740, Income Taxes, the Company has recognized interest and penalties accrued related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2014, the Company recognized a benefit of approximately $1.7 million in interest and penalties related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2013, the Company accrued approximately $0.09 million in interest and penalties related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2012, the Company accrued approximately $1.3 million in interest and penalties related to unrecognized tax exposures in income tax expense. The Company made payments of accrued interest and penalty during the year ended December 31, 2014 of approximately $0.9 million. The Company did not make any payments of interest and penalties accrued during the years ended December 31, 2013 and 2012.

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is a follows (in thousands):

Gross unrecognized tax benefits at January 1, 2012	$1,737
Increase in tax positions for prior years	40
Decrease related to settlements with the taxing authorities	(1,191)
Increase in tax positions for current year	75

Gross unrecognized tax benefits at December 31, 2012	$661

Gross unrecognized tax benefits at January 1, 2013	661
Increase in tax positions for prior years	—
Decrease related to settlements with the taxing authorities	(4)
Increase in tax positions for current year	—

Gross unrecognized tax benefits at December 31, 2013	$657

Gross unrecognized tax benefits at January 1, 2014	657
Increase in tax positions for prior years	—
Decrease related to settlements with the taxing authorities and statute of limitations	(623)
Increase in tax positions for current year	—

Gross unrecognized tax benefits at December 31, 2014	$34

        The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.03 million and $0.5 million at December 31, 2014 and 2013, respectively. The Company believes that it is reasonably possible that the remaining unrecognized tax benefits related to the foreign tax positions will reverse within the next 12 months due to the expiration of statutes of limitations.

        The Company is subject to taxation in the United States, approximately 24 state jurisdictions, the Netherlands, and throughout Latin America, namely, Argentina, Bolivia, Brazil, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which the Company is subject to tax are the United States, Florida and Argentina.

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

        The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. The aggregate undistributed earnings of the Company's foreign subsidiaries for which no deferred tax liability has been recorded is approximately $11.5 million (including positive accumulated earnings of approximately $29.6 million in foreign jurisdictions that impose withholding taxes of up to 10%). It is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

        The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company's provision for income taxes. To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected. In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2011 through 2013 are subject to examination. During 2012, the Company closed a US Federal income tax examination for tax years 2007 through 2008. All issues proposed were agreed to, with the exception of interest and penalties for which an accrual of $2.2 million was recorded. During the third quarter of 2013, the Company closed the US federal income tax audit related to calendar year 2009 with no material adjustments. The Company closed the New York state audit for tax years 2006 through 2008 with a favorable result during the first quarter of 2013. During 2014, the Company reached a favorable settlement with the US Internal Revenue Service related to the interest and penalty issues in tax years 2007 and 2008 and various U.S. state and local and foreign jurisdictions related to tax years 2005 through 2012. As a result, the Company released $3.2 million of previously recorded reserves.

(10) Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued payroll and payroll related deductions and taxes	$23,630	$23,396
Accrued compensation arrangements	28,693	15,316
Accrued interest	16,229	13,426
Accrued other	14,057	11,883

Total accrued expenses	$82,609	$64,021

Notes to Consolidated Financial Statements (Continued)

(11) Long-Term Debt

        The Company's long-term debt consists of the following (in thousands):

	December 31, 2014	December 31, 2013
$90.0 million senior secured credit facility—(Term Facility) (net of unamortized debt discount of $1,296 and $2,010 at December 31, 2014 and 2013) with interest rates at LIBOR (with a minimum rate of 1.0%) or prime (with a minimum rate of 2.0%) plus applicable margin (6.5% for LIBOR Loans and 5.50% for Base Rate Loans), secured on a first priority basis by a perfected security interest in substantially all of the Company's assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	$88,704	$87,989
$100.0 million senior secured credit facility—(Revolver Credit Facility) with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company's assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	—	50,000
$380.1 million Senior Subordinated Notes (net of unamortized debt discount of $1,643 and $2,383 at December 31, 2014 and 2013) due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	378,407	377,667
$350.0 million Senior Secured Second Lien Notes (net of unamortized debt discount of $725 and $1,074 at December 31, 2014 and 2013) due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	349,275	348,926
$75.0 million Senior Secured Notes due January 15, 2017; semi-annual cash interest payments due on January 15 and July 15, fixed interest rate of 11 3/4%	75,000	75,000
Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 19.1%, due at various maturity dates through March 2022	66,552	45,455
Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 15.6% to 19.5%, due at various maturity dates through April 2021	9,183	6,629

	967,121	991,666
Less current portion	(26,350)	(17,536)

	$940,771	$974,130

Notes to Consolidated Financial Statements (Continued)

(11) Long-Term Debt (Continued)

        Maturities under the obligations described above are as follows at December 31, 2014 (in thousands):

2015	$26,350
2016	111,562
2017	821,214
2018	4,135
2019	3,428
Thereafter	4,096

970,785
Less unamortized debt discount	(3,664)

$967,121

        At December 31, 2014 and 2013 and 2012, the prime interest rate was 3.25%. The effective interest rate of instruments approximates the stated rate.

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

        In March 2011, 21C, a wholly owned subsidiary of Parent, issued to DDJ Capital Management, LLC, $50 million in aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2017. The proceeds of $48.5 million were used (i) to fund the Company's acquisition of all of the outstanding membership units of MDLLC and substantially all of the interests of MDLLC's affiliated companies (the "MDLLC Acquisition"), not then controlled by the Company and (ii) to fund transaction costs associated with the MDLLC Acquisition. An additional $16.25 million in senior subordinated notes were issued to the seller in the transaction. In August 2013, we issued an additional $3.8 million of Senior Subordinated notes to the seller as a component of the MDLLC earn-out amount.

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

Notes to Consolidated Financial Statements (Continued)

(11) Long-Term Debt (Continued)

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

Senior Secured Credit Facility

        On May 10, 2012, 21C entered into the Credit Agreement (the "Original Credit Agreement") among 21C, as borrower, the Company, Wells Fargo Bank, National Association, as administrative agent, collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto. On August 28, 2013, 21C entered into an Amendment Agreement (the "Amendment Agreement") to the Original Credit Agreement (as amended and restated by the Amendment Agreement, the "Credit Agreement"). Pursuant to the terms of the Amendment Agreement the amendments to the Original Credit Agreement became effective on August 29, 2013.

        The Credit Agreement provides for credit facilities consisting of (i) a $90 million term loan facility (the "Term Facility") and (ii) a revolving credit facility provided for up to $100 million of revolving

Notes to Consolidated Financial Statements (Continued)

(11) Long-Term Debt (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(11) Long-Term Debt (Continued)

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

        The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at December 31, 2014	Level at December 31, 2014
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$15.0 million	$186.5 million

        The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of December 31, 2014.

        On April 15, 2014, the Company obtained a waiver of borrowing conditions due to a default of not providing audited financial statements for the year ended December 31, 2013 within 90 days after year end. The Company paid the administrative agent for the account of the Revolving Lenders a fee equal to 0.125% of such Lender's aggregate commitments, recorded in the interest expense, net caption in the consolidated statements of operations and comprehensive loss. The Senior Revolving Credit Facility provides for a 30 day cure period for the filing of the audited annual financial statements. The default was cured with the provision of the audited financial statements to the administrative agent on April 30, 2014.

Purchase Money Note Purchase Agreement

        On May 19, 2014, the Company entered into a Purchase Money Note Purchase Agreement (the "Note Purchase Agreement") with Theriac (a related party real estate entity owned by certain of the Company's directors and officers). Pursuant to the Note Purchase Agreement, Theriac loaned to the Company, pursuant to an unsecured purchase money note, the principal amount of $7.4 million. The Company, and certain of its domestic subsidiaries of the Company, guaranteed the obligations under the note. The note will mature on June 15, 2015 and is subject to an interest rate payable in cash of 10.75% per annum or by adding the amount of such interest to the aggregate principal amount of outstanding notes at the interest rate of 12.0% per annum. The proceeds from the issuance of the note were used to pay for purchases or improvements of property and equipment or to refinance debt incurred to finance such purchases or improvements.

        A portion of the net proceeds from the issuance of the Company's Series A Preferred Stock was used to repay all outstanding borrowings under the Note Purchase Agreement on September 26, 2014.

MDLLC Credit and Guaranty Agreement

        On July 28, 2014, MDLLC, a Florida limited liability company and indirect wholly owned subsidiary of the Company, certain of its subsidiaries and affiliates, including the Company, entered into a credit and guaranty agreement (the "MDLLC Credit Agreement").

Notes to Consolidated Financial Statements (Continued)

(11) Long-Term Debt (Continued)

        The MDLLC Credit Agreement provided for Tranche A term loans in the aggregate principal amount of $8.5 million and Tranche B term loans in the aggregate principal amount of $9.0 million (collectively, the "MDLLC Term Loans"), for an aggregate principal amount of MDLLC Term Loans of $17.5 million, in favor of MDLLC.

        The MDLLC Term Loans were subject to interest rates, for any interest period, at a rate equal to 14.0% per annum.

        A portion of the net proceeds from the issuance of the Company's Series A Preferred Stock was used to repay all outstanding borrowings under the MDLLC Credit Agreement on September 26, 2014.

Term Loan A and B Facilities

        On February 10, 2014, 21C East Florida and South Florida Radiation Oncology Coconut Creek, LLC ("Coconut Creek"), a subsidiary of SFRO, as borrowers, entered into a new credit agreement (the "SFRO Credit Agreement"). The SFRO Credit Agreement provides for a $60 million Term B Loan in favor of 21C East Florida ("Term B Loan") and $7.9 million Term A Loan in favor of Coconut Creek issued for purposes of refinancing existing SFRO debt ("Term A Loan" and together with the Term B Loan, the "SFRO Term Loans"). The SFRO Term Loans each have a maturity date of January 15, 2017. The Company incurred approximately $1.0 million in deferred financing costs relating to the SFRO debt.

        On July 22, 2014, 21C East Florida and Coconut Creek entered into a first amendment (the "SFRO Amendment") to the SFRO Credit Agreement. The SFRO Amendment provided for an incremental $10.35 million term loan (the "Term A-1 Loan") in favor of Coconut Creek issued for purposes of (i) refinancing approximately $5.64 million in existing capitalized lease obligations owing to First Financial Corporate Leasing, including a prepayment premium, (ii) repaying the approximately $2.55 million intercompany loan made by 21C to pay the capitalized lease obligations owing to First Financial Corporate Leasing and (iii) pay fees, costs and expenses of the transactions related to the SFRO Amendment.

        The SFRO Term Loans were subject to variable interest rates. In addition, the Term B Loan contained a provision allowing 21C East Florida to elect payment in kind interest payments.

        A portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under the Company's South Florida Radiation Oncology Term A, Term A-1, and Term B loans on September 26, 2014.

        For the year ended December 31, 2014, the Company incurred deferred financing costs of approximately $2.4 million related to the issuance of Term B and Term A-1 loans Facilities for the SFRO transaction in February, 2014 and the MDLLC Credit and Guaranty Agreement in July, 2014. For the year ended December 31, 2013, the Company incurred deferred financing costs of approximately $1.4 million related to the Company's $190.0 million senior secured term and revolving credit facility entered into in August 2013. For the year ended December 31, 2012, the Company incurred deferred financing costs of approximately $14.4 million of which $8.2 million related to the issuance of the $350.0 million in aggregate principal amount of 8 7/8% senior secured second lien notes due 2017 in May 2012, and $6.2 million related to the Company's $140.0 million senior secured revolving credit facility entered into in May 2012. For the year ended December 31, 2011, the Company incurred deferred financing costs of approximately $4.8 million of which $1.6 million related to the issuance of the $50.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017

Notes to Consolidated Financial Statements (Continued)

(11) Long-Term Debt (Continued)

in March 2011, $2.9 million related to the amendment to the Company's senior secured credit facility and the $50.0 million incremental amendment in September 2011, and $0.3 million related to the registration of the issuance of the $16.25 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 in March 2011 related to the MDLLC transaction. The consolidated balance sheets as of December 31, 2014 and 2013, include $12.0 million and $17.8 million, respectively, in other long-term assets related to unamortized deferred financing costs. The Company recorded approximately $6.3 million, $5.6 million, and $5.4 million, to interest expense for the years ended December 31, 2014, 2013, and 2012, respectively, related to the amortization of deferred financing costs.

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

        In certain transactions, the related-party lessor will purchase a facility during the Company's acquisition of a business and lease the facility to the Company. These transactions also are within the scope of ASC 840-40. Certain related parties guarantee the debt of the related-party lessor, which is considered to be continuing involvement pursuant to ASC 840-40. Accordingly, these leases do not qualify as normal sale-leaseback. As a result, the cost of the facility, including land and the related finance obligation are recorded on the Company's consolidated balance sheets. The cost of the facility, including land, is included in real estate subject to finance obligation in the accompanying consolidated balance sheets. The finance obligation is amortized over the lease term based on the payments designated in the lease agreements and the Real Estate Subject to Finance Obligation are amortized on a straight-line basis over their useful lives.

Notes to Consolidated Financial Statements (Continued)

(12) Real Estate Subject to Finance Obligation (Continued)

        The net book values of real estate subject to finance obligation are summarized as follows:

	December 31,
(in thousands):	2014	2013
Land	$981	$337
Leasehold Improvements	19,493	10,435
Construction-in-progress	3,862	9,867
Accumulated depreciation	(1,784)	(1,400)

	$22,552	$19,239

        Depreciation expense relating to real estate subject to finance obligation is classified in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss.

        Future payments of the finance obligation as of December 31, 2014, are as follows:

(in thousands):	Finance Obligation
2015	$2,194
2016	2,478
2017	2,299
2018	2,273
2019	2,293
Thereafter	17,767

$29,304
Less: amounts representing interest	(20,727)
Finance obligation at end of lease term	15,466

Finance obligation	$24,043
Less: amount representing current portion	(433)

Finance obligation, less current portion	$23,610

        Interest expense relating to the finance obligation was approximately $1.1 million, $1.1 million, and $0.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(13) Redeemable preferred stock

        On September 26, 2014, the Company entered into a Subscription Agreement (the "Subscription Agreement") with CPPIB. Pursuant to the Subscription Agreement, the Company issued to CPPIB an aggregate of 385,000 newly issued shares of its Series A Preferred Stock, par value $0.001 per share, stated value $1,000 per share, for a purchase price of $325.0 million.

        As set forth in the Certificate of Designations of Series A Convertible Preferred Stock (the "Certificate of Designations"), holders of Series A Preferred Stock are entitled to receive, as and if declared by the Board of Directors of the Company, dividends at an applicable rate per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the first three years after issuance, any dividends when and if declared, shall be paid by the Company in the form of additional shares of Series A Preferred Stock. During the first twelve months after issuance,

Notes to Consolidated Financial Statements (Continued)

(13) Redeemable preferred stock (Continued)

the applicable dividend rate on the Series A Preferred Stock shall be 9.875%, thereafter increasing on a periodic basis, as set forth in the Certificate of Designations. Such dividends accrue daily, whether or not declared by the Board of Directors of the Company. After the third anniversary of issuance and only if the Company's outstanding 9 7/8% senior subordinated notes due 2017 are repaid in full, or upon certain other events of default, dividends shall be paid in cash upon the election of a majority of the holders of Series A Preferred Stock (the "Majority Preferred Holders").

        The Series A Preferred Stock is mandatorily convertible into common stock, par value $0.01 per share (the "Common Stock") of the Company upon the occurrence of a qualifying initial public offering of the Company or a qualifying merger. In the case of a qualifying initial public offer, the conversion price is the initial public offering price of the qualifying initial public offer. In the case of a qualifying merger, the conversion price is the price per share of Common Stock pursuant to the qualifying merger. The Series A Preferred Stock also becomes convertible on the tenth anniversary of issuance at the option of either the Company or CPPIB. Absent a qualifying initial public offering or qualifying merger, the conversion price shall be determined upon appraisal. If upon conversion, the Series A Preferred Stock converted to Common Stock represents greater than 29% of the Company's outstanding Common Stock ("Excess Common Stock"), CPPIB has the option to convert amounts in excess of 29% to newly issued preferred stock (the "Excess Preferred Stock"). Holders of the Excess Preferred Stock are entitled to receive dividends, payable in additional shares of Excess Preferred Stock at 12% per annum. The Excess Preferred Stock becomes mandatorily convertible upon the 15th anniversary of issuance and may be redeemed by the Company at any time at 100% of its stated value. If CPPIB does not elect to receive Excess Preferred Stock, the Company is required to issue a new Class B common stock that will be exchanged for the Excess Common Stock. The Class B Common Stock shall have rights that are identical in all respects to the rights of the Common Stock, except that shares of Class B Common Stock shall have no voting rights with respect to any vote relating to the election or removal of directors.

        Holders of Series A Preferred Stock also have, among other rights, the right to require the Company to repurchase their shares upon the occurrence of certain events of default and certain change of control transactions, at the prices set forth in the Certificate of Designations. In addition, the Certificate of Designations also provides for certain consent rights of the Majority Preferred Holders in connection with specified corporate events of 21CI or its subsidiaries, including, among other things, with respect to certain equity issuances and certain acquisitions, financing transactions and asset sale transactions. Upon certain events of default and the obtaining of applicable anti-trust regulatory approvals, holders of Series A Preferred Stock are also entitled to vote together with holders of Common Stock, on an as-converted basis. In addition, the Series A Preferred Stock is senior in preference to the Company's Common Stock with respect to dividend rights, rights upon liquidation, winding up or dissolution.

        Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of a qualifying initial public offering of the Company, a qualifying merger, or any date following September 26, 2024 at the option of either CPPIB or the Company, the Company will execute and deliver to CPPIB a Warrant Agreement (the "Warrant Agreement") and issue to CPPIB warrants to purchase shares of Common Stock having a then-current value of $30 million, at a purchase price of $0.01 per share. The warrants expire on the tenth anniversary of the date of issuance. The Company evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to Common Stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair

Notes to Consolidated Financial Statements (Continued)

(13) Redeemable preferred stock (Continued)

value. The estimated fair value measurement was developed using significant unobservable inputs (Level 3). The primary valuation technique used was comparing the difference between the present value of discounted cash flows, assuming no triggering events occur and the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management's estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. The Company determined the fair value of the embedded derivative to be, and recorded approximately $15.0 million as of September 30, 2014.

        The Company is accreting changes to the Series A Preferred Stock redemption value through the tenth anniversary of issuance utilizing the interest method. If the Series A Preferred Stock were redeemable as of the balance sheet date, the Series A Preferred Stock would be redeemable at its stated value plus accrued dividends.

        Changes to the Series A Preferred Stock are as follows:

Year to date (in thousands):
As of December 31, 2013	$—
Issuance of Series A preferred stock, net of discount and issuance costs	318,863
Embedded derivative	(15,006)
Accretion of Series A preferred stock to redemption value	1,991
Accrued Series A preferred stock dividends	23,078

As of December 31, 2014	$328,926

(14) Reconciliation of total equity and noncontrolling interests

        The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest. Noncontrolling interests-nonredeemable principally represent minority shareholders' proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company's control. These noncontrolling interests have been classified outside of permanent equity on the Company's consolidated balance sheets. The noncontrolling interests are not redeemable at December 31, 2014 and 2013, and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurrence at December 31, 2014. Accordingly, the noncontrolling interests are measured at their carrying value at December 31, 2014 and 2013.

Notes to Consolidated Financial Statements (Continued)

(14) Reconciliation of total equity and noncontrolling interests (Continued)

        The following table presents changes in total equity for the respective periods (in thousands):

	21st Century Oncology Holdings, Inc. Shareholder's Equity	Noncontrolling interests— nonredeemable	Total Equity	Noncontrolling interests— redeemable
Balance, January 1, 2012	$159,873	$17,421	$177,294	$12,728
Net (loss) income	(154,208)	2,470	(151,738)	609
Other comprehensive loss from unrealized loss on interest rate swap agreement	(333)	—	(333)	—
Other comprehensive loss from foreign currency translation	(7,199)	(498)	(7,697)	(185)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	958	—	958	—
Purchase price fair value of noncontrolling interest—redeemable	—	—	—	(1,189)
Consolidation of noncontrolling interest	—	146	146	—
Stock-based compensation	3,257	—	3,257	—
Payment of note receivable from shareholder	72		72	—
Distributions	—	(3,492)	(3,492)	(595)

Balance, December 31, 2012	$2,420	$16,047	$18,467	$11,368
Net (loss) income	(80,214)	2,092	(78,122)	(126)
Other comprehensive loss from foreign currency translation	(14,929)	(1,284)	(16,213)	(29)
Proceeds from noncontrolling interest holders	—	—	—	765
Deconsolidation of noncontrolling interest	(9)	9	—	—
Noncash contribution of capital by noncontrolling interest holders	—	—	—	4,235
Issuance of equity LLC units relating to earn-out liability	705	—	705	—
Purchase price fair value of noncontrolling interest—nonredeemable	(2,404)	2,194	(210)	—
Termination of prepaid services by noncontrolling interest holder	—	(2,551)	(2,551)	—
Step up in basis of joint venture interest	83	—	83	—
Stock based compensation	597	—	597	—
Distributions	—	(1,974)	(1,974)	(314)

Balance, December 31, 2013	$(93,751)	$14,533	$(79,218)	$15,899
Net (loss) income	(349,250)	2,939	(346,311)	3,091
Unrealized loss on fair value of pension plan assets	(91)	—	(91)	—
Other comprehensive loss from foreign currency translation	(12,206)	(1,310)	(13,516)	2
Accretion of Series A convertible redeemable preferred stock to redemption value	(1,991)	—	(1,991)	—
Accrued Series A convertible redeemable preferred stock dividends	(23,078)	—	(23,078)	—
Purchase price fair value of noncontrolling interest—nonredeemable	—	7,816	7,816	—
Purchase price fair value of noncontrolling interest—redeemable	—	—	—	32,725
Proceeds from issuance of noncontrolling interest—nonredeemable	85	1,165	1,250	—
Proceeds from noncontrolling interest holders—nonredeemable	—	296	296	—
Stock-based compensation	106	—	106	—
Distributions	—	(1,873)	(1,873)	(1,920)

Balance, December 31, 2014	$(480,176)	$23,566	$(456,610)	$49,797

Notes to Consolidated Financial Statements (Continued)

(14) Reconciliation of total equity and noncontrolling interests (Continued)

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

(15) Fair Value of Financial Instruments

        ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1—Quoted prices for identical assets and liabilities in active markets.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs for the asset or liability.

        In accordance with ASC 820, the fair value of the Term Loan portion of the Term Facility, the 9 7/8% Senior Subordinated Notes due 2017, 8 7/8% Senior Secured Second Lien Notes due 2017, and the 11 3/4% Senior Secured Notes due 2017 was based on prices quoted from third-party financial institutions (Level 2). At December 31, 2014, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$90.0 million senior secured credit facility—(Term Facility)	$88,763	$88,704
$380.1 million Senior Subordinated Notes due April 15, 2017	$349,646	$378,407
$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$353,500	$349,275
$75.0 million Senior Secured Notes due January 15, 2017	$79,125	$75,000

Notes to Consolidated Financial Statements (Continued)

(15) Fair Value of Financial Instruments (Continued)

        At December 31, 2013, the fair values are as follows (in thousands):

	Fair Value	Carrying Value
$90.0 million senior secured credit facility—(Term Facility)	$88,650	$87,989
$380.1 million Senior Subordinated Notes due April 15, 2017	$328,743	$377,667
$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$355,250	$348,926
$75.0 million Senior Secured Notes due January 15, 2017	$78,750	$75,000

        As of December 31, 2013, the Company held certain items that are required to be measured at fair value on a recurring basis including foreign currency derivative contracts. Cash and cash equivalents are reflected in the consolidated financial statements at their carrying value, which approximate their fair value due to their short maturity. The carrying values of the Company's long-term debt other than the Term Loan portion of the senior secured credit facility, Senior Subordinated Notes, Senior Secured Second Lien Notes and Senior Secured Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. There have been no transfers between levels of valuation hierarchies for the years ended December 31, 2014 and 2013.

        The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of December 31, 2014 and 2013:

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Embedded derivative features of Series A convertible redeemable preferred stock	$15,843	$—	$—	$15,843

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency derivative contracts	$22	$—	$22	$—

        The estimated fair value of the Company's embedded derivative feature of Series A convertible redeemable preferred stock was developed using significant unobservable inputs (Level 3) primarily consisting of management's assessment of the probability, timing, and weighting of multiple triggering event scenarios. The primary valuation technique used was comparing the difference between the present value of discounted cash flows, assuming no triggering events occur and the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management's estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. Changes in fair value based on

Notes to Consolidated Financial Statements (Continued)

(15) Fair Value of Financial Instruments (Continued)

variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input in not usually linear.

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

(16) Equity Investments in Joint Ventures

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

        The Company utilizes the equity method to account for its investments in the unconsolidated joint ventures. At December 31, 2014 and 2013, the Company's investments in the unconsolidated joint ventures were approximately $1.6 million and $2.6 million, respectively. The Company's equity in the earnings (losses) of the equity investments in joint ventures was approximately ($0.1 million), ($0.5 million), and ($0.8 million) for the years ended December 31, 2014, 2013, and 2012, respectively, which is recorded in other revenue in the accompanying consolidated statements of operations and comprehensive loss.

        The condensed financial position and results of operations of the unconsolidated joint venture entities are as follows:

	December 31,
(in thousands):	2014	2013
Total assets	$22,126	$20,224

Liabilities	7,666	7,704
Shareholders' equity	14,460	12,520

Total liabilities and shareholders' equity	$22,126	$20,224

	Year Ended December 31,
(in thousands):	2014	2013	2012
Revenues	$4,215	$1,970	$1,767
Expenses	3,503	2,751	5,182

Net income (loss)	$712	$(781)	$(3,415)

Notes to Consolidated Financial Statements (Continued)

(16) Equity Investments in Joint Ventures (Continued)

        A summary of the changes in the equity investment in the unconsolidated joint ventures is as follows:

(in thousands):
Balance at January 1, 2012	$692
Capital contributions in joint venture	714
Distributions	(9)
Foreign currency transaction loss	(5)
Equity interest in net loss of joint ventures	(817)

Balance at December 31, 2012	$575
Capital contributions in joint venture	992
Distributions	(171)
Foreign currency transaction loss	(12)
Purchase of investment	1,625
Equity interest in net loss of joint ventures	(454)

Balance at December 31, 2013	$2,555
Capital contributions in joint venture	620
Distributions	(221)
Foreign currency transaction loss	(11)
Impairment loss	(1,247)
Equity interest in net loss of joint ventures	(50)

Balance at December 31, 2014	$1,646

(17) Commitments and Contingencies

Letters of Credit

        As of December 31, 2014, the Company maintains approximately $5.0 million in outstanding letters of credit as follows:

(in thousands):
Letter of credit to lessor of a treatment center in Florida to serve as a security for the performance of the assignees' obligations under the real estate lease	$150
Letter of credit for Company's workers' compensation insurance program	1,285
Letter of credit for Company's property insurance programs	500
Letter of credit to a financial institution to provide an uncommitted line of credit to certain operating entities of Medical Developers LLC	2,480
Letter of credit to a lessor under a master lease relating to our treatment facilities	625

Outstanding letters of credit as of December 31, 2014	$5,040

Lease Commitments

        The Company is obligated under various operating leases for office space, medical equipment, and an aircraft lease. Total lease expense incurred under these leases was approximately $79.4 million, $54.5 million, and $45.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements (Continued)

(17) Commitments and Contingencies (Continued)

        Future fixed minimum annual lease commitments are as follows at December 31, 2014:

(in thousands):	Commitments	Less: Sublease Rentals	Net Rental Commitments
2015	$61,946	$(2,533)	$59,413
2016	60,068	(1,937)	58,131
2017	55,327	(1,602)	53,725
2018	51,361	(1,245)	50,116
2019	48,699	(1,138)	47,561
Thereafter	285,140	(10,649)	274,491

	$562,541	$(19,104)	$543,437

        The Company leases land and space at its treatment centers under operating lease arrangements expiring in various years through 2044. The majority of the Company's leases provide for either fixed rent escalation clauses, ranging from 1.0% to 6.0%, or escalation clauses tied to the Consumer Price Index. The rent expense for leases containing fixed rent escalation clauses or rent holidays is recognized by the Company on a straight-line basis over the lease term. Leasehold improvements made by a lessee are recorded as leasehold improvements. Leasehold improvements are amortized over the shorter of their estimated useful lives (generally 39 years or less) or the related lease term plus anticipated renewals when there is an economic penalty associated with nonrenewal. An economic penalty is deemed to occur when the Company forgoes an economic benefit, or suffers an economic detriment by not renewing the lease. Penalties include, but are not limited to, impairment of existing leasehold improvements, profitability, location, uniqueness of the property within its particular market, relocation costs, and risks associated with potential competitors utilizing the vacated location. Lease incentives received are recorded as accrued rent and amortized as reductions to lease expense over the lease term.

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

        Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring "qui tam," or "whistleblower," suits against companies that knew or should have known they were submitting false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act

Notes to Consolidated Financial Statements (Continued)

(17) Commitments and Contingencies (Continued)

imposes penalties of not less than $5,500 and not more than $11,000, plus three times the amount of damages which the government sustains because of the submission of a false claim. If the Company is found to have violated the False Claims Act, it could also be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. Certain of the Company's facilities have received, and other facilities may receive, inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

        Governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the Office of Inspector General of the U.S. Department of Health and Human Services (the "OIG"), CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and the Company also performs internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

        On February 18, 2014, the Company was served with subpoenas from the OIG acting with the assistance of the U.S. Attorney's Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of the Company's physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as the Company's agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization ("FISH") laboratory tests ordered by certain of the Company's employed physicians and performed by the Company. The Company was served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the February 2014 subpoena. The Company has recorded a liability for this matter of approximately $5.1 million and $4.7 million that is included in accrued expenses in the consolidated balance sheet as of December 31, 2014 and 2013, respectively. The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by the Company, review of qualitative and quantitative factors, and an assessment of potential outcomes under different scenarios used to assess the Company's exposure which may be used to determine a potential settlement should the Company decide not to litigate. The Company's recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, the exposure may be less than or more than the liability recorded and the Company will continue to reassess and adjust the liability until this matter is settled. The Company's estimate of the high-end of the range of exposure is $10.3 million.

        The Company received two Civil Investigative Demands ("CIDs"), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the U.S. Department of Justice ("DOJ") pursuant to the False Claims Act. The CIDs request information concerning allegations that the Company knowingly billed for services that were not medically necessary and for services not rendered and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy). The CIDs cover the period from January 1, 2009 to the present. Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and

Notes to Consolidated Financial Statements (Continued)

(17) Commitments and Contingencies (Continued)

GAMMA services. The Company's total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for GAMMA services from January 1, 2009 to December 31, 2014 are approximately $68.4 million. It is not possible to predict when these matters will be resolved or what impact they might have on the Company's consolidated financial position, results of operations or cash flow.

        Based on reviews performed to date, the Company does not believe that it or its physicians knowingly submitted false claims in violation of applicable Medicare statutory or regulatory requirements. The Company is cooperating fully with the subpoena requests and the DOJ's investigation.

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

(18) Retirement and Deferred Compensation Plans

Retirement Savings Plan

        The Company has a defined contribution retirement plan under Section 401(a) of the Internal Revenue Code (the Retirement Plan). The Retirement Plan allows all full-time employees after one year of service to defer a portion of their compensation on a pretax basis through contributions to the Retirement Plan. The Company provides for a discretionary match based on a percentage of the employee's annual contribution. At December 31, 2014 and 2013, the Company accrued approximately $3.6 million and $1.1 million, which represents a 2.0% and 0.5% employer match, respectively related to the Company's approved discretionary match.

Notes to Consolidated Financial Statements (Continued)

(18) Retirement and Deferred Compensation Plans (Continued)

Company Owned Life Insurance Plan

        The Company has a non-qualified deferred compensation plan whereby certain key employees, physicians and executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among mutual funds. Participants are able to elect the payment of benefits on a specified date or upon retirement. Distributions are made in the form of lump sum or in installments elected by the participant. As of December 31, 2014 and 2013, liabilities of the Company to the plan participants total approximately $4.8 million and $3.1 million, respectively. Of those amounts, approximately $0.2 million and $0.5 million, respectively are recorded in other current liabilities and approximately $4.6 million and $2.6 million, respectively are recorded in other long-term liabilities. Investments in company-owned life insurance policies were made with the intention of utilizing them as a long-term funding source for the deferred compensation plan. The policies are recorded at their net cash surrender values. As of December 31, 2014 and 2013, the net cash surrender values of the COLI total approximately $4.3 million and $3.0 million respectively. Of those amounts approximately $0.2 million and $0.5 million, respectively are recorded in other current assets and approximately $4.1 million and $2.5 million, respectively are recorded to other noncurrent assets.

SFRO Cash Balance Plan

        In connection with the Company's acquisition of SFRO on February 10, 2014, the Company assumed SFRO's qualified, multi-employer, non-contributory, cash balance defined benefit pension plan (the "Cash Balance Plan"). The Cash Balance Plan covers certain employees who meet age, employee classification, and length-of-service requirements. The Cash Balance Plan provides benefits based on years of service and average earnings of the participant. Participants in the Cash Balance Plan are fully vested after three years of service. The Company's funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended.

Notes to Consolidated Financial Statements (Continued)

(18) Retirement and Deferred Compensation Plans (Continued)

        The following table sets forth the changes in projected benefit obligation and fair value of plan assets for the Cash Balance Plan:

(in thousands):	December 31, 2014
Projected benefit obligation at beginning of year	$—
Acquisition of SFRO	5,077
Service cost	1,491
Interest cost	173
Actuarial loss	43

Projected benefit obligation at end of year	$6,784

Fair value of plan assets at beginning of year	$—
Acquisition of SFRO	3,438
Actual return on plan assets	107
Employer contributions	1,587

Fair value of plan assets at end of year	$5,132

Funded status at end of year	$(1,652)

        As of December 31, 2014, the funded status of the Cash Balance Plan is recorded in other long-term liabilities in the Consolidated Balance Sheets.

        The components of net periodic benefit cost for the Cash Balance Plan is as follows:

(in thousands):	Year Ended December 31, 2014
Service costs	$1,491
Interest cost	173
Expected return on plan assets	(211)

Total net periodic pension cost	$1,453

        The following table sets forth the amounts in accumulated other comprehensive loss on the Company's consolidated balance sheets that have not been recognized as components of net periodic pension benefit costs:

(in thousands):	December 31, 2014
Net actuarial loss	$(147)
Income tax benefit	56

Total accumulated other comprehensive loss, net of tax	$(91)

Notes to Consolidated Financial Statements (Continued)

(18) Retirement and Deferred Compensation Plans (Continued)

        The following table sets forth the fair value of total plan assets by major asset category as of the date indicated: All plan assets were valued using the Level 1 methodology, as further described in Note 15.

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	85	85	—	—
Bond funds(a)	826	826	—	—
Fixed income funds(a)	938	938	—	—
Equity securities:
Domestic large cap	12	12	—	—
Domestic mid cap	95	95	—	—
Domestic small cap	53	53	—	—
Foreign large cap	44	44	—	—
Mutual funds:
Specialty	239	239	—	—
Domestic large cap	2,483	2,483	—	—
Foreign large cap	140	140	—	—
Foreign mid cap	50	50	—	—
Foreign real estate	167	167	—	—

Total	$5,132	$5,132	$—	$—

(a)
Mutual funds

        The Company invests plan assets based on a total return on investment approach, pursuant to which the plan assets include a blend of equity and fixed income investments toward a goal of maximizing the long-term rate of return without assuming an unreasonable level of investment risk. The Company determines the level of risk based on an analysis of plan liabilities, the extent to which the value of the plan assets satisfies the plan liabilities and the Company's financial condition. The Company's investment policy includes target allocations ranging from 40% to 80% for equity investments, 20% to 60% for fixed income investments and 0% to 10% for cash equivalents. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The equity portion of the plan assets represents growth and value stocks of small, medium and large companies. We measure and monitor the investment risk of the plan assets both on a quarterly basis and annually when we assess plan liabilities.

        In developing the expected long-term rate of return on assets, management evaluated input from an external consulting firm, including their projection of asset class return expectations and long-term inflation assumptions. The Company also considered historical returns on the plans' assets. Discount rates are based on yields available on high-quality corporate bonds that would generate cash flows necessary to pay the benefits when due.

Notes to Consolidated Financial Statements (Continued)

(18) Retirement and Deferred Compensation Plans (Continued)

        The weighted average assumptions used to determine net periodic pension benefit cost are as follows:

Year Ended December 31, 2014
Discount rate	4.00%
Expected long-term return on plan assets	5.99%
Rate of compensation increase	2.00%

        The following table sets forth the benefit payments that the Company expects to pay from the Cash Balance Plan (in thousands):

2015	$557
2016	$538
2017	$1,627
2018	$40
2019	$1,740
2020 - 2024	$2,332

        The Company expects to contribute approximately $1.7 million to the Cash Balance Plan in 2015.

(19) Stock Option Plan and Restricted Stock Grants

2012 Equity-based incentive plans

        Effective as of June 11, 2012, 21CI entered into the Third Amended and Restated Limited Liability Company Agreement (the "Amended LLC Agreement"). The Amended LLC Agreement provided for the cancellation of 21CI's existing Class B and Class C incentive equity units as well as established new classes of equity units (such new units, the "2012 Plan") in 21CI in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of Preferred units and Class A Units of 21CI. In addition to the Preferred Units and Class A Units of 21CI, the Amended LLC Agreement authorized for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units, and 100 Class G Units. As of December 31, 2014, there were 274,634 Class MEP Units available for future issuance under the 2012 Plan. The Amended LLC Agreement also provides that any forfeited or repurchased Class EMEP Units may be reallocated by Dr. Daniel Dosoretz, in his sole discretion, for so long as he is Chief Executive Officer of the Company. The Amended LLC Agreement provided for the cancellation of 21CI's existing Class B and Class C incentive equity units.

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

Notes to Consolidated Financial Statements (Continued)

(19) Stock Option Plan and Restricted Stock Grants (Continued)

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

  Grant of Class L Units

        Dr. Dosoretz, CEO of the Company, received Class L Unit awards in addition to Class MEP and Class EMEP Units. The Class L Units rank lower than the Class MEP and EMEP Units in the waterfall distribution, and will not receive distributions until and unless the performance conditions that result in vesting of the EMEP units occurs. The terms of the Class L unit award to Dr. Dosoretz do not have any service or performance conditions. The Class L units vest upon issuance, and the fair value of the units awarded was recognized upon issuance. The Company recorded approximately $1.0 million of stock-based compensation for the issuance of the Class L Units to the CEO in 2012. The Class L Units were eliminated under the Fourth Amended LLC Agreement in December 2013.

        For purposes of determining the compensation expense associated with the 2012 equity-based incentive plan grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The Company then used the PWERM to determine the fair value of these units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company's ability to achieve certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit. Management considers an initial public offering ("IPO") of the Company's stock to be one of the exit scenarios for the current shareholders, although sale or merger/acquisition are possible future exit options as well. For the scenarios the enterprise value at exit was estimated based on a multiple of the Company's EBITDA for the fiscal year preceding the exit date. The enterprise value for the Staying Private Scenario was estimated based on a discounted cash flow analysis as well as guideline company market approach. The guideline companies were publicly-traded companies that were deemed comparable to the Company. The discount rate analysis also leveraged market data of the same guideline companies.

        For each PWERM scenario, management estimated probability factors based on the outlook of the Company and the industry as well as prospects for potential exit at the exit date based on information known or knowable as of the grant date. The probability-weighted unit values calculated at each

Notes to Consolidated Financial Statements (Continued)

(19) Stock Option Plan and Restricted Stock Grants (Continued)

potential exit date was present-valued to the grant date to estimate the per-unit value. The discount rate utilized in the present value calculation was the cost of equity calculated using the Capital Asset Pricing Model and based on the market data of the guideline companies as well as historical data published by Morningstar, Inc. For each PWERM scenario, the per unit values were adjusted for lack of marketability discount to conclude on unit value on a minority, non-marketable basis.

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

        The summary of activity under the 2012 and 2013 Plans is presented below:

2012 and 2013 Plans	Class MEP Units Outstanding	Weighted- Average Grant Date Fair Value	Class EMEP Units Outstanding	Weighted- Average Grant Date Fair Value	Class M Units Outstanding	Weighted- Average Grant Date Fair Value	Class O Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at end of period
December 31, 2011	—	$—	90,743	$38.94	—	$—	—	$—
Units granted	915,458	3.32	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—	—	—
Units vested	(566,102)	3.32	—	—	—	—	—	—
Units cancelled	—	—	—	—	—	—	—	—

Nonvested balance at end of period
December 31, 2012	349,356	$3.32	90,743	$38.94	—	$—	—	$—
Units granted	40,909	0.26	—	—	100,000	58.37	100,000	0.47
Units forfeited	(45,546)	3.32	(14,815)	38.94	—	—	—	—
Units vested	(271,095)	3.15	—	—	—	—	—	—
Units cancelled	—	—	(75,928)	38.94	—	—	—	—

Nonvested balance at end of period
December 31, 2013	73,624	$2.24	—	$—	100,000	$58.37	100,000	$0.47
Units granted	—	—	—	—	—	—	—	—
Units forfeited	(19,375)	3.32	—	—	(33,500)	58.37	(27,194)	0.47
Units vested	(33,638)	2.65	—	—	—	—	—	—

Nonvested balance at end of period
December 31, 2014	20,611	$0.55	—	$—	66,500	$58.37	72,806	$0.47

        As of December 31, 2014, there was approximately $0.1 million of total unrecognized compensation expense related to the MEP Units. These costs are expected to be recognized over a weighted-average period of 1.29 years for MEP Units. As of December 31, 2014, there was approximately $2.7 million, and $33,000 of total unrecognized compensation expense related to the M Units, and O Units, respectively. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial

Notes to Consolidated Financial Statements (Continued)

(19) Stock Option Plan and Restricted Stock Grants (Continued)

public offering of the Company's common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units.

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

        As of December 31, 2014, there was approximately $7.1 million total unrecognized compensation expense related to the Executive Bonus Plan. The Executive Bonus Plan compensation will be recognized upon the sale of the Company or an initial public offering.

Grants under 2013 Plan

        On December 9, 2013, 21CI entered into a Fourth Amended and Restated Limited Liability Company Agreement (the "Fourth Amended LLC Agreement") which replaced the Third Amended LLC Agreement in its entirety. The Fourth Amended LLC Agreement established new classes of incentive equity units in 21CI in the form of Class M Units, Class N Units and Class O Units for issuance to employees, officers, directors and other service providers, eliminated 21CI's Class L Units and Class EMEP Units, and modified the distribution entitlements for holders of each existing class of equity units of 21CI.

        The Company recorded $0.1 million, $0.6 million, and $3.3 million of stock-based compensation expense related to all plans for the years ended December 31, 2014, 2013, and 2012, respectively, which is included in salaries and benefits in the consolidated statements of operations and comprehensive loss.

Notes to Consolidated Financial Statements (Continued)

(19) Stock Option Plan and Restricted Stock Grants (Continued)

  Grant of Class N Units

        In December, 2013, 10 class N units were granted to an employee. 50% of the Class N Units vest upon the sale of the Company or an initial public offering. The remaining 50% is amortized over five years subsequent to an initial public offering. As of December 31, 2014, there was approximately $6,000 of total unrecognized compensation expense related to the Class N Units.

  Grant of Class G Units

        In May, 2014, 10 class G units were granted to an employee. 100% of the Class G Units vest upon the sale of the Company or an initial public offering. As of December 31, 2014, there was approximately $1.5 million of total unrecognized compensation expense related to the Class G Units.

(20) Related-Party Transactions

        The Company leases certain of its treatment centers and other properties from partnerships, which are majority owned by related parties. The leases are classified in the accompanying consolidated financial statements as either operating leases or as finance obligations pursuant to ASC 840, Leases. These related-party leases have expiration dates through December 31, 2028, and they provide for annual payments and executory costs, ranging from approximately $58,000 to $1.8 million. The aggregate payments the Company made to the entities owned by these related parties were approximately $20.0 million, $18.7 million, and $17.7 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

        In October 1999, the Company entered into a sublease arrangement with a partnership, which is owned by related parties to lease space to the partnership for an MRI center in Mount Kisco, New York. Sublease rentals paid by the partnership to the landlord were approximately $755,000 for the year ended December 31, 2012. In December 2012, the related parties sold their interest in the partnership.

        The Company is a participating provider in an oncology network, which is partially owned by a related party. The Company provides oncology services to members of the network. Annual payments received by the Company for the services were approximately $1.3 million, $1.5 million, and $1.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        The Company has a wholly owned subsidiary construction company that provides remodeling and real property improvements at certain of its facilities. In addition, the construction company is frequently engaged to build and construct facilities for lease that are owned by related parties. Payments received by the Company for building and construction fees were approximately $1.3 million, $4.6 million, and $1.7 million, for the years ended December 31, 2014, 2013, and 2012, respectively. Amounts due to the Company for the construction services were approximately $0.2 million and $0.6 million at December 31, 2014 and 2013, respectively.

        The Company purchases medical malpractice insurance from an insurance company owned by a related party. The period of coverage runs from November to October. The premium payments made by the Company were approximately $8.9 million, $4.1 million, and $3.9 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

        In California, Delaware, Maryland, Massachusetts, Michigan, Nevada, New York, and North Carolina, the Company maintains administrative services agreements with professional corporations owned by related parties, who are licensed to practice medicine in such states. The Company entered

Notes to Consolidated Financial Statements (Continued)

(20) Related-Party Transactions (Continued)

into these administrative services agreements in order to comply with the laws of such states, which prohibit the Company from employing physicians. The administrative services agreements generally obligate the Company to provide treatment center facilities, staff, equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting, and assistance in marketing services. Fees paid to the Company by such professional corporations under the administrative services agreements were approximately $73.2 million, $66.0 million, and $58.8 million, for the years ended December 31, 2014, 2013, and 2012, respectively. These amounts have been eliminated in consolidation.

        On February 22, 2008, the Company entered into a management agreement with Vestar Capital Partners V, L.P. (Vestar) relating to certain advisory and consulting services for an annual fee equal to the greater of (i) $850,000 or (ii) an amount equal to 1.0% of the Company's consolidated earnings before interest, taxes, depreciation, and amortization for each fiscal year determined as set forth in the Senior Credit Facility. As part of the management agreement, the Company agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages, and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate upon such time that Vestar and its partners and their respective affiliates hold, directly, or indirectly in the aggregate, less than 20% of the voting power of the outstanding voting stock of the Company. During the years ended December 31, 2014, 2013, and 2012, the Company incurred approximately $1.3 million, $1.3 million, and $1.2 million, respectively, of management fees and expenses under such agreement.

(21) Segment and geographic information

        The Company operates in one line of business, which is operating physician group practices. The Company's operations are organized into two geographically organized groups: the U.S. Domestic operating segment and the International operating segment, which are also the reporting segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between reporting segments are properly eliminated. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities. Facility gross profit is defined as total revenues less cost of revenues.

Notes to Consolidated Financial Statements (Continued)

(21) Segment and geographic information (Continued)

        Financial information by geographic segment is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total revenues:
U.S. Domestic	$926,982	$645,646	$612,780
International	99,440	90,870	81,171

Total	$1,026,422	$736,516	$693,951

Facility gross profit:
U.S. Domestic	$251,512	$160,461	$168,933
International	55,195	49,471	43,456

Total	$306,707	$209,932	$212,389

Depreciation and amortization:
U.S. Domestic	$81,443	$60,563	$61,055
International	5,258	4,632	3,838

Total	$86,701	$65,195	$64,893

Capital expenditures:*
U.S. Domestic	$61,243	$38,626	$32,660
International	15,994	5,172	5,297

Total	$77,237	$43,798	$37,957

*
includes capital lease obligations related to capital expenditures

	December 31, 2014	December 31, 2013
Total assets:
U.S. Domestic	$997,136	$993,075
International	149,588	135,116

Total	$1,146,724	$1,128,191

Property and equipment:
U.S. Domestic	$239,203	$222,475
International	31,554	17,896

Total	$270,757	$240,371

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$483,214	$587,895
International	68,062	75,143

Total	$551,276	$663,038

Notes to Consolidated Financial Statements (Continued)

(21) Segment and geographic information (Continued)

        Total revenues attributable to the Company's operations in Argentina were $76.8 million, $72.5 million and $62.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. Property and equipment attributable to the Company's operations in Argentina was $14.1 million and $10.0 million as of December 31, 2014 and 2013, respectively.

        The reconciliation of the Company's reportable segment profit and loss is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Facility gross profit	$306,707	$209,932	$212,389
Less:
General and administrative expenses	135,257	106,887	82,236
General and administrative salaries	114,065	89,655	78,812
General and administrative depreciation and amortization	17,313	12,444	15,298
Provision for doubtful accounts	18,713	12,146	16,916
Interest expense, net	113,279	86,747	77,494
Impairment loss	229,526	—	81,021
Early extinguishment of debt	8,558	—	4,473
Equity IPO expenses	4,905	—	—
Fair value adjustment of earn-out liability	1,627	130	1,219
Fair value adjustment of embedded derivative	837	—	—
Loss on sale leaseback transaction	135	313	—
Gain on the sale of an interest in a joint venture	—	(1,460)	—
Foreign currency transaction loss	557	1,283	339
(Gain) loss on foreign currency derivative contracts	(4)	467	1,165

Loss before income taxes	$(338,061)	$(98,680)	$(146,584)

(22) Unaudited Quarterly Financial Information

        The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein.

	2014
(in thousands):	December 31,	September 30,	June 30,	March 31,
Total revenues	$269,509	$257,618	$265,898	$233,397
Net loss	(22,728)	(86,648)	(204,599)	(29,245)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(24,168)	(87,377)	(207,524)	(30,181)

Notes to Consolidated Financial Statements (Continued)

(22) Unaudited Quarterly Financial Information (Continued)

	2013
(in thousands):	December 31,	September 30,	June 30,	March 31,
Total revenues	$203,390	$181,040	$178,109	$173,977
Net loss	(14,324)	(25,062)	(19,485)	(19,377)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(14,925)	(25,409)	(20,139)	(19,741)

        The quarters ended September 30, 2014, and June 30, 2014, include non-cash goodwill impairment expense of 46.3 million and $182 million, respectively.

(23) Supplemental Consolidating Financial Information

        21C's payment obligations under the senior secured credit facility, senior secured second lien notes, and senior subordinated notes are guaranteed by the Parent, which owns 100% of 21C and certain domestic subsidiaries of 21C, all of which are, directly or indirectly, 100% owned by 21C (the "Subsidiary Guarantors" and, collectively with Parent, the "Guarantors"). Such guarantees are full, unconditional and joint and several. The consolidated joint ventures, foreign subsidiaries and professional corporations of the Company are non-guarantors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows information for Parent, 21C, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Parent and 21C and subsidiary guarantors using the equity method of accounting.

Notes to Consolidated Financial Statements (Continued)

(23) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65,541	$123	$16,614	$16,889	$—	$99,167
Restricted cash	—	—	4,081	2,970	—	7,051
Accounts receivable, net	—	53	64,885	72,869	—	137,807
Intercompany receivables	221,316	556	98,628	—	(320,500)	—
Prepaid expenses	—	98	7,356	1,274	—	8,728
Inventories	—	—	4,149	377	—	4,526
Deferred income taxes	(372)	(7,094)	7,465	228	—	227
Other	—	—	6,593	864	—	7,457

Total current assets	286,485	(6,264)	209,771	95,471	(320,500)	264,963
Equity investments in joint ventures	(458,028)	566,587	88,959	58	(195,930)	1,646
Property and equipment, net	—	—	197,031	73,726	—	270,757
Real estate subject to finance obligation	—	—	22,552	—	—	22,552
Goodwill	—	—	278,750	190,846	—	469,596
Intangible assets, net	—	—	56,813	24,867	—	81,680
Other assets	—	12,002	15,557	7,971	—	35,530
Intercompany note receivable	35,330	8,450	1,120	—	(44,900)	—

Total assets	$(136,213)	$580,775	$870,553	$392,939	$(561,330)	$1,146,724

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$670	$40,691	$16,274	$—	$57,635
Intercompany payables	—	220,123	—	100,377	(320,500)	—
Accrued expenses	—	11,724	48,028	22,857	—	82,609
Income taxes payable	(141)	1,437	(1,956)	2,774	—	2,114
Current portion of long-term debt	—	—	18,195	8,155	—	26,350
Current portion of finance obligation	—	—	433	—	—	433
Other current liabilities	—	—	18,291	1,396	—	19,687

Total current liabilities	(141)	233,954	123,682	151,833	(320,500)	188,828
Long-term debt, less current portion	—	816,386	110,656	13,729	—	940,771
Finance obligation, less current portion	—	—	23,610	—	—	23,610
Embedded derivative features of Series A convertible redeemable preferred stock	15,843	—	—	—	—	15,843
Other long-term liabilities	—	—	27,453	23,626	—	51,079
Deferred income taxes	(665)	(15,699)	19,070	1,774	—	4,480
Intercompany note payable	—	—	—	44,900	(44,900)	—

Total liabilities	15,037	1,034,641	304,471	235,862	(365,400)	1,224,611
Series A convertible redeemable preferred stock	328,926	—	—	—	—	328,926
Noncontrolling interests—redeemable	—	—	—	34,524	15,273	49,797
Total 21st Century Oncology Holdings, Inc. shareholder's (deficit) equity	(480,176)	(453,866)	566,082	115,929	(228,145)	(480,176)
Noncontrolling interests—nonredeemable	—	—	—	6,624	16,942	23,566

Total (deficit) equity	(480,176)	(453,866)	566,082	122,553	(211,203)	(456,610)

Total liabilities and (deficit) equity	$(136,213)	$580,775	$870,553	$392,939	$(561,330)	$1,146,724

Notes to Consolidated Financial Statements (Continued)

(23) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2014
(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$527,753	$419,144	$—	$946,897
Management fees	—	—	65,883	1,129	—	67,012
Other revenue	1	113	11,580	869	—	12,563
(Loss) income from equity investment	(359,101)	(256,645)	(4,891)	26	620,561	(50)
Intercompany revenue	1,757	1,002	86,525	—	(89,284)	—

Total revenues	(357,343)	(255,530)	686,850	421,168	531,277	1,026,422
Expenses:
Salaries and benefits	105	—	361,040	183,880	—	545,025
Medical supplies	—	—	68,762	28,605	—	97,367
Facility rent expenses	—	—	46,416	16,632	—	63,048
Other operating expenses	—	—	38,793	22,942	—	61,735
General and administrative expenses	13	2,813	105,312	27,119	—	135,257
Depreciation and amortization	—	—	70,940	15,761	—	86,701
Provision for doubtful accounts	—	—	13,318	5,395	—	18,713
Interest expense, net	—	87,671	15,993	9,615	—	113,279
Impairment loss	—	1,247	228,279	—	—	229,526
Early extinguishment of debt	—	333	—	8,225	—	8,558
Equity initial public offering expenses	4,905	—	—	—	—	4,905
Electronic health records incentive payment	—	—	(2,221)	(562)	—	(2,783)
Loss on sale leaseback transaction	—	—	135	—	—	135
Fair value adjustment of earn-out liability	—	—	826	801	—	1,627
Fair value adjustment of embedded derivative	837	—	—	—	—	837
Loss on foreign currency transactions	—	—	—	557	—	557
Gain on foreign currency derivative contracts	—	(4)	—	—	—	(4)
Intercompany expenses	—	—	—	89,284	(89,284)	—

Total expenses	5,860	92,060	947,593	408,254	(89,284)	1,364,483

(Loss) income before income taxes	(363,203)	(347,590)	(260,743)	12,914	620,561	(338,061)
Income tax (benefit) expense	(1,656)	7,348	(8,268)	7,735	—	5,159

Net (loss) income	(361,547)	(354,938)	(252,475)	5,179	620,561	(343,220)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	(1,596)	(4,434)	(6,030)

Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(361,547)	(354,938)	(252,475)	3,583	616,127	(349,250)
Unrealized comprehensive (loss) income:
Unrealized loss on fair value of pension plan assets	—	—	—	(91)	—	(91)
Unrealized loss on foreign currency translation	—	—	—	(13,514)	—	(13,514)

Comprehensive (loss) income	(361,547)	(354,938)	(252,475)	(8,426)	620,561	(356,825)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable:	—	—	—	—	(4,722)	(4,722)

Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(361,547)	$(354,938)	$(252,475)	$(8,426)	$615,839	$(361,547)

Notes to Consolidated Financial Statements (Continued)

(23) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014
(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(361,547)	$(354,938)	$(252,475)	$5,179	$620,561	$(343,220)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	61,455	11,459	—	72,914
Amortization	—	—	9,485	4,302	—	13,787
Deferred rent expense	—	—	508	203	—	711
Deferred income taxes	47	11,249	(11,572)	(53)	—	(329)
Stock-based compensation	106	—	—	—	—	106
Provision for doubtful accounts	—	—	13,318	5,395	—	18,713
Loss on the sale of property and equipment	—	—	115	4	—	119
Loss on sale leaseback transaction	—	—	135	—	—	135
Impairment loss	—	1,247	228,279	—	—	229,526
Early extinguishment of debt	—	333	—	8,225	—	8,558
Equity initial public offering expenses	4,905	—	—	—	—	4,905
Gain on foreign currency transactions	—	—	—	348	—	348
Gain on foreign currency derivative contracts	—	(4)	—	—	—	(4)
Fair value adjustment of earn-out liability	—	—	826	801	—	1,627
Fair value adjustment of embedded derivative	837	—	—	—	—	837
Amortization of debt discount	—	1,803	55	625	—	2,483
Amortization of loan costs	—	5,843	—	434	—	6,277
Equity interest in net loss (earnings) of joint ventures	359,101	256,645	4,891	(26)	(620,561)	50
Distribution received from unconsolidated joint ventures	—	—	221	—	—	221
Pension plan contributions	—	—	—	(1,587)	—	(1,587)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	(48)	(9,579)	(32,591)	—	(42,218)
Income taxes payable	1,102	(1,357)	(2,409)	2,164	—	(500)
Inventories	—	—	(497)	409	—	(88)
Prepaid expenses	—	29	2,572	738	—	3,339
Intercompany payable / receivable	(218,554)	134,565	7,226	76,763	—	—
Accounts payable and other current liabilities	755	75	(8,363)	7,879	—	346
Accrued deferred compensation	—	—	1,209	313	—	1,522
Accrued expenses / other current liabilities	—	22	4,244	1,788	—	6,054

Net cash provided by (used in) operating activities	(213,248)	55,464	49,644	92,772	—	(15,368)
Cash flows from investing activities
Purchases of property and equipment	—	—	(34,728)	(21,835)	—	(56,563)
Acquisition of medical practices	—	—	853	(51,098)	—	(50,245)
Restricted cash associated with medical practices	—	2	(315)	(2,970)	—	(3,283)
Proceeds from the sale of property and equipment	—	—	56	40	—	96
Loans to employees	—	(1)	(888)	1	—	(888)
Intercompany notes to / from affiliates	(35,330)	(4,600)	(346)	40,276	—	—
Contribution of capital to joint venture entities	—	(2,490)	(239)	—	2,109	(620)
Distributions received from joint venture entities	—	683	3,839	—	(4,522)	—
Proceeds (payment) of foreign currency derivative contracts	—	26	—	—	—	26
Premiums on life insurance policies	—	—	(952)	(313)	—	(1,265)
Change in other assets and other liabilities	—	—	(145)	(620)	—	(765)

Net cash (used in) provided by investing activities	(35,330)	(6,380)	(32,865)	(36,519)	(2,413)	(113,507)
Cash flows from financing activities
Proceeds from issuance of debt	—	60,400	5,650	103,795	—	169,845
Principal repayments of debt	—	(110,733)	(16,371)	(141,273)	—	(268,377)
Repayments of finance obligation	—	—	(278)	—	—	(278)
Proceeds from issuance of Series A convertible redeemable preferred stock	325,000	—	—	—	—	325,000
Payments of issue costs related to the issuance of preferred stock	(6,137)	—	—	—	—	(6,137)
Proceeds from issuance of noncontrolling interest	—	1,250	—	—	—	1,250
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	—	—	1,750	618	(2,109)	259
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(3,599)	(3,599)
Cash distributions to shareholders	—	—	—	(8,121)	8,121	—
Payments of costs for equity securities offering	(4,905)	—	—	—	—	(4,905)
Payments of loan costs	—	—	—	(2,436)	—	(2,436)

Net cash (used in) provided by financing activities	313,958	(49,083)	(9,249)	(47,417)	2,413	210,622

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(42)	—	(42)
Net (decrease) increase in cash and cash equivalents	65,380	1	7,530	8,794	—	81,705
Cash and cash equivalents, beginning of period	161	122	9,084	8,095	—	17,462

Cash and cash equivalents, end of period	$65,541	$123	$16,614	$16,889	$—	$99,167

Notes to Consolidated Financial Statements (Continued)

(23) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$161	$122	$9,084	$8,095	$—	$17,462
Restricted cash	—	2	3,766	—	—	3,768
Accounts receivable, net	—	5	67,752	49,287	—	117,044
Intercompany receivables	2,762	—	105,468	—	(108,230)	—
Prepaid expenses	—	127	6,665	785	—	7,577
Inventories	—	—	3,622	771	—	4,393
Deferred income taxes	(118)	(4,909)	5,027	375	—	375
Other	1,323	21	11,137	53	—	12,534

Total current assets	4,128	(4,632)	212,521	59,366	(108,230)	163,153
Equity investments in subsidiaries	(99,011)	823,941	97,672	42	(820,089)	2,555
Property and equipment, net	—	—	203,378	36,993	—	240,371
Real estate subject to finance obligation	—	—	19,239	—	—	19,239
Goodwill	—	—	506,791	71,222	—	578,013
Intangible assets, net	—	—	66,140	18,885	—	85,025
Other assets	—	18,096	15,634	6,105	—	39,835
Intercompany note receivable	—	3,850	774	—	(4,624)	—

Total assets	$(94,883)	$841,255	$1,122,149	$192,613	$(932,943)	$1,128,191

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$569	$595	$49,234	$7,215	$—	$57,613
Intercompany payables	—	85,356	—	22,874	(108,230)	—
Accrued expenses	—	11,702	42,198	10,121	—	64,021
Income taxes payable	(1,243)	2,794	(411)	1,232	—	2,372
Current portion of long-term debt	—	—	14,048	3,488	—	17,536
Current portion of finance obligation	—	—	317	—	—	317
Other current liabilities	—	—	10,908	1,329	—	12,237

Total current liabilities	(674)	100,447	116,294	46,259	(108,230)	154,096
Long-term debt, less current portion	—	864,582	108,540	1,008	—	974,130
Finance obligation, less current portion	—	—	20,333	—	—	20,333
Other long-term liabilities	—	—	32,250	6,203	—	38,453
Deferred income taxes	(458)	(24,763)	27,820	1,899	—	4,498
Intercompany note payable	—	—	—	4,624	(4,624)	—

Total liabilities	(1,132)	940,266	305,237	59,993	(112,854)	1,191,510
Noncontrolling interests—redeemable	—	—	—	—	15,899	15,899
Total 21st Century Oncology Holdings, Inc. shareholder's (deficit) equity	(93,751)	(99,011)	816,912	132,620	(850,521)	(93,751)
Noncontrolling interests—nonredeemable	—	—	—	—	14,533	14,533

Total (deficit) equity	(93,751)	(99,011)	816,912	132,620	(835,988)	(79,218)

Total liabilities and (deficit) equity	$(94,883)	$841,255	$1,122,149	$192,613	$(932,943)	$1,128,191

Notes to Consolidated Financial Statements (Continued)

(23) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2013
(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$464,074	$251,925	$—	$715,999
Management fees	—	—	10,920	219	—	11,139
Other revenue	—	9	9,546	277	—	9,832
(Loss) income from equity investment	(96,148)	(23,577)	(12,530)	6	131,795	(454)
Intercompany revenue	—	863	78,019	—	(78,882)	—

Total revenues	(96,148)	(22,705)	550,029	252,427	52,913	736,516
Expenses:
Salaries and benefits	597	—	311,615	97,140	—	409,352
Medical supplies	—	—	52,815	11,825	—	64,640
Facility rent expenses	—	—	37,977	7,588	—	45,565
Other operating expenses	—	—	31,616	14,013	—	45,629
General and administrative expenses	1	1,600	87,403	17,883	—	106,887
Depreciation and amortization	—	—	56,658	8,537	—	65,195
Provision for doubtful accounts	—	—	8,322	3,824	—	12,146
Interest expense, net	—	81,059	4,806	882	—	86,747
Impairment loss	—	—	—	—	—	—
Early extinguishment of debt	—	—	—	—	—	—
Equity initial public offering expenses	—	—	—	—	—	—
Electronic health records incentive payment	—	—	(1,629)	(69)	—	(1,698)
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss on sale leaseback transaction	—	—	313	—	—	313
Fair value adjustment of earn-out liability	—	—	130	—	—	130
Loss on foreign currency transactions	—	—	—	1,283	—	1,283
Gain on foreign currency derivative contracts	—	467	—	—	—	467
Intercompany expenses	—	—	1	78,881	(78,882)	—

Total expenses	598	83,126	588,567	241,787	(78,882)	835,196

(Loss) income before income taxes	(96,746)	(105,831)	(38,538)	10,640	131,795	(98,680)
Income tax (benefit) expense	(1,603)	(9,683)	(15,332)	6,186	—	(20,432)

Net (loss) income	(95,143)	(96,148)	(23,206)	4,454	131,795	(78,248)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(1,966)	(1,966)

Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(95,143)	(96,148)	(23,206)	4,454	129,829	(80,214)
Unrealized comprehensive (loss) income:	—	—	—	(16,242)	—	(16,242)

Comprehensive (loss) income	(95,143)	(96,148)	(23,206)	(11,788)	131,795	(94,490)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable:	—	—	—	—	(653)	(653)

Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(95,143)	$(96,148)	$(23,206)	$(11,788)	$131,142	$(95,143)

Notes to Consolidated Financial Statements (Continued)

(23) Supplemental Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013
(in thousands)

	Parent	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(95,143)	$(96,148)	$(23,206)	$4,454	$131,795	$(78,248)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	48,459	6,971	—	55,430
Amortization	—	—	8,199	1,566	—	9,765
Deferred rent expense	—	—	676	297	—	973
Deferred income taxes	(252)	(9,901)	(16,696)	(1,059)	—	(27,908)
Stock-based compensation	597	—	—	—	—	597
Provision for doubtful accounts	—	—	8,322	3,824	—	12,146
Loss on sale leaseback transaction	—	—	313	—	—	313
Loss on the sale of property and equipment	—	—	277	59	—	336
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—	(1,460)
Loss on foreign currency transactions	—	—	—	143	—	143
Loss on foreign currency derivative contracts	—	467	—	—	—	467
Amortization of debt discount	—	1,116	75	—	—	1,191
Amortization of loan costs	—	5,595	—	—	—	5,595
Equity interest in net loss (earnings) of joint ventures	96,148	23,577	12,530	(6)	(131,795)	454
Distributions received from unconsolidated joint ventures	—	—	21	—	—	21
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	(5)	(17,339)	(25,226)	—	(42,570)
Income taxes payable	30	1,247	(1,673)	416	—	20
Inventories	—	—	(210)	108	—	(102)
Prepaid expenses	—	(37)	3,462	119	—	3,544
Intercompany payable / receivable	(633)	(4,840)	(3,047)	8,520	—	—
Accounts payable and other current liabilities	(754)	223	24,007	5,897	—	29,373
Accrued deferred compensation	—	—	1,108	236	—	1,344
Accrued expenses / other current liabilities	—	(377)	13,434	3,942	—	16,999

Net cash (used in) provided by operating activities	(7)	(79,083)	57,252	10,261	—	(11,577)
Cash flows from investing activities
Purchases of property and equipment	—	—	(34,223)	(6,521)	—	(40,744)
Acquisition of medical practices	—	(45,500)	(20,857)	(2,302)	—	(68,659)
Purchase of noncontrolling interest—non-redeemable	—	(1,509)	—	—	—	(1,509)
Restricted cash associated with medical practices	—	(2)	(3,766)	—	—	(3,768)
Proceeds from the sale of property and equipment	—	—	78	—	—	78
Loans to employees	—	—	(211)	(1)	—	(212)
Intercompany notes to / from affiliates	—	(2,100)	(542)	2,642	—	—
Contribution of capital to joint venture entities	—	(992)	(935)	—	935	(992)
Distributions received from joint venture entities	—	712	2,023	—	(2,735)	—
Proceeds from the sale of equity interest in a joint venture	—	—	1,460	—	—	1,460
Payment of foreign currency derivative contracts	—	(171)	—	—	—	(171)
Premiums on life insurance policies	—	—	(997)	(237)	—	(1,234)
Change in other assets and other liabilities	—	(248)	(1,988)	24	—	(2,212)

Net cash used in investing activities	—	(49,810)	(59,958)	(6,395)	(1,800)	(117,963)
Cash flows from financing activities
Proceeds from issuance of debt	—	284,750	16,675	4,638	—	306,063
Principal repayments of debt	—	(154,500)	(11,248)	(5,684)	—	(171,432)
Repayments of finance obligation	—	—	(182)	—	—	(182)
Proceeds from equity contribution	—	—	—	1,700	(1,700)	—
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	765	765
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(2,211)	(2,211)
Cash distributions to shareholders	—	—	—	(4,946)	4,946	—
Payment of loan costs	—	(1,359)	—	—	—	(1,359)

Net cash (used in) provided by financing activities	—	128,891	5,245	(4,292)	1,800	131,644

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(52)	—	(52)
Net (decrease) increase in cash and cash equivalents	(7)	(2)	2,539	(478)	—	2,052
Cash and cash equivalents, beginning of period	168	124	6,545	8,573	—	15,410

Cash and cash equivalents, end of period	$161	$122	$9,084	$8,095	$—	$17,462

Notes to Consolidated Financial Statements (Continued)

(23) Supplemental Consolidating Financial Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(23) Supplemental Consolidating Financial Information (Continued)

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2015.

21ST CENTURY ONCOLOGY HOLDINGS, INC. (Registrants)
By:	/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D. Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ JAMES L. ELROD, JR. James L. Elrod, Jr.	Director	March 27, 2015
/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2015
/s/ JOSEPH BISCARDI Joseph Biscardi	Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 27, 2015
/s/ ROBERT L. ROSNER Robert L. Rosner	Director	March 27, 2015
/s/ ERIN L. RUSSELL Erin L. Russell	Director	March 27, 2015
/s/ SCOTT LAWRENCE Scott Lawrence	Director	March 27, 2015
/s/ CHRISTIAN HENSLEY Christian Hensley	Director	March 27, 2015
/s/ HOWARD M. SHERIDAN, M.D. Howard M. Sheridan, M.D.	Director	March 27, 2015

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
2.2
Investment Agreement, dated as of June 22, 2013, among Radiation Therapy Services, Inc. and OnCure Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on June 26, 2013.*
2.3
Securities Purchase Agreement, dated as of February 10, 2014, by and among 21C East Florida, LLC, Kishore Dass, M.D., Ben Han, M.D., Rajiv Patel, SFRO Holdings, LLC and, solely for purposes of Sections 1.3, 1.4 and 5.2(c) thereof, 21st Century Oncology, Inc., incorporated herein by reference to Exhibit 2.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on February 11, 2014.*
3.1
Amended and Restated Articles of Incorporation of 21st Century Oncology, Inc. (formerly known as Radiation Therapy Services, Inc.), incorporated herein by reference to Exhibit 3.1 to 21st Century Oncology Holdings, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
3.2
Articles of Amendment to the Articles of Incorporation of 21st Century Oncology, Inc. (formerly known as Radiation Therapy Services, Inc.), incorporated herein by reference to Exhibit 3.2 to to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 11, 2013.
3.3
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
3.6
Certificate of Amendment of the Certificate of Incorporation of 21st Century Oncology Holdings, Inc. (formerly known as Radiation Therapy Services Holdings, Inc.), incorporated herein by reference to Exhibit 3.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 11, 2013.
3.7
Certificate of Amendment of the Certificate of Incorporation of 21st Century Oncology Holdings, Inc., incorporated herein by reference to Exhibit 3.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.
3.8
Bylaws of 21st Century Oncology Holdings, Inc. (formerly known as Radiation Therapy Services Holdings, Inc.), incorporated herein by reference to Exhibit 3.4 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
4.1
Indenture, dated April 20, 2010, by and among Radiation Therapy Services, Inc., the guarantors named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.2 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
4.2	Form of 9 7/8% Senior Subordinated Notes due 2017, incorporated herein by reference to Exhibit 4.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on March 7, 2011.
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
4.4
Second Supplemental Indenture, dated as of September 29, 2010, by and among Derm-Rad Investment Company, LLC, 21st Century Oncology of Pennsylvania, Inc., Gettysburg Radiation, LLC, Carolina Radiation and Cancer Treatment Center, Inc., 21st Century Oncology of Kentucky, LLC, New England Radiation Therapy Management Services, Inc. and Radiation Therapy School for Radiation Therapy Technology, Inc., Radiation Therapy Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.4 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
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
4.9
Seventh Supplemental Indenture, dated as of May 10, 2012, by and among Radiation Therapy Services, Inc., AHLC, LLC, Asheville CC, LLC, Sampson Simulator, LLC and Sampson Accelerator, LLC, each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.3 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on May 15, 2012.
4.10
Eighth Supplemental Indenture, dated as of August 22, 2013, by and among Radiation Therapy Services, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.3 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2013.

Exhibit Number	Description
4.11	Ninth Supplemental Indenture, dated as of October 30, 2013, by and among Radiation Therapy Services, Inc., OnCure Holdings, Inc., its subsidiaries named therein, Southern New England Regional Cancer Center, LLC, Palms West Radiation Therapy, L.L.C., each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.4 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2013.
4.12
Tenth Supplemental Indenture, dated as of March 9, 2015, by and among 21st Century Oncology of Washington, LLC, 21st Century Oncology, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association.¥
4.13
Indenture, dated as of May 10, 2012, by and among Radiation Therapy Services, Inc., the guarantors named therein and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on May 14, 2012.
4.14	Form of 8 7/8% Senior Secured Second Lien Notes due 2017 (included in Exhibit 4.13).
4.15
First Supplemental Indenture, dated as of October 30, 2013 by and among Radiation Therapy Services, Inc., OnCure Holdings, Inc., its subsidiaries named therein, Southern New England Regional Cancer Center, LLC, Palms West Radiation Therapy, L.L.C., each other then existing guarantor named therein and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.2 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2013.
4.16
Second Supplemental Indenture, dated as of March 9, 2015, by and among 21st Century Oncology of Washington, LLC, 21st Century Oncology, Inc., each other then existing guarantor named therein and Wilmington Trust, National Association.¥
4.17
Amended and Restated Indenture, dated as of October 25, 2013, by and among OnCure Holdings, Inc. and its subsidiaries named therein, Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and its subsidiaries named therein and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on October 30, 2013.
4.18	Form of 11 3/4% Senior Secured Notes due 2017 (included in Exhibit 4.17).
4.19
First Supplemental Indenture, dated as of November 19, 2013, by and among Southern New England Regional Cancer Center, LLC, Palms West Radiation Therapy, L.L.C., OnCure Holdings, Inc., each other then existing guarantor named therein and Wilmington Trust, National Association.¥
4.20
Second Supplemental Indenture, dated as of March 9, 2015, by and among 21st Century Oncology of Washington, LLC, OnCure Holdings, Inc., each other then existing guarantor named therein and Wilmington Trust, National Association.¥
4.21
Certificate of Designations, dated September 26, 2014, of Series A Convertible Preferred Stock of 21st Century Oncology Holdings, Inc., incorporated herein by reference to Exhibit 3.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.
4.22
Amendment to Certificate of Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of 21st Century Oncology Holdings, Inc., dated November 11, 2014, incorporated herein by reference to Exhibit 3.3 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015.

Exhibit Number	Description
10.1	Credit Agreement, dated as of May 10, 2012, among Radiation Therapy Services, Inc., Radiation Therapy Services Holdings, Inc., the lenders party thereto from time to time, Wells Fargo Bank, National Association, as administrative agent and collateral agent and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on May 14, 2012.
10.2
Intercreditor Agreement, dated as of May 10, 2012, among Wells Fargo Bank, National Association Wilmington Trust, National Association and each collateral agent from time to time party thereto, incorporated herein by reference to Exhibit 10.126 to Amendment No. 1 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on June 15, 2012.
10.3
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
10.4
Supplement No. 1 dated as of October 30, 2013 to the Guaranty and Collateral Agreement, dated as of May 10, 2012, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2013.
10.5
Supplement No. 2 dated as of October 30, 2013 to the Guaranty and Collateral Agreement, dated as of May 10, 2012, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2013.
10.6
Credit Agreement, dated as of February 10, 2014, by and among 21C East Florida, LLC, South Florida Radiation Oncology Coconut Creek, LLC, the several lenders and other financial institutions or entities from time to time party thereto and Cortland Capital Market Services LLC, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on February 11, 2014.
10.7
Guarantee, dated as of February 10, 2014, made by 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc. and the other parties thereto, in favor of Cortland Capital Market Services LLC as administrative agent, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on February 11, 2014.
10.8
Letter Agreement, dated February 10, 2014, by and among SFRO Holdings, LLC, 21st Century Oncology Holdings, Inc., Kishore Dass, M.D., Ben Han, M.D. and Rajiv Patel, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on February 11, 2014.
10.9
First Amendment to Credit Agreement, dated as of July 22, 2014, by and among 21C East Florida, LLC, South Florida Radiation Oncology Coconut Creek, LLC, the several lenders and other financial institutions or entities from time to time parties thereto and Cortland Capital Market Services LLC, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 28, 2014.
10.10
Credit and Guaranty Agreement, dated July 28, 2014, by and among Medical Developers, LLC, certain of its subsidiaries and affiliates, including 21st Century Oncology Holdings, Inc., the various lenders parties thereto and Cortland Capital Market Services LLC, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 28, 2014.

Exhibit Number	Description
10.11	Executive Employment Agreement, dated effective as of February 21, 2008, between Radiation Therapy Services, Inc. and James H. Rubenstein, M.D. (incorporated herein by reference to Exhibit 10.77 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), as amended by that certain Amendment to Executive Employment Agreement, dated September 24, 2014, by among 21st Century Oncology Holdings, Inc. f/k/a Radiation Therapy Services Holdings, Inc., 21st Century Oncology, Inc. f/k/a Radiation Therapy Services, Inc. and James H. Rubenstein, M.D. (incorporated herein by reference to Exhibit 10.9 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015).+
10.12
Executive Employment Agreement, dated effective as of February 21, 2008, as amended by that certain Amendment to Executive Employment Agreement, dated December 15, 2008 (incorporated herein by reference to Exhibit 10.78 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Second Amendment to Executive Employment Agreement, dated February 2, 2011, between Radiation Therapy Services, Inc. and Norton Travis (incorporated herein by reference to Exhibit 10.78 to 21st Century Oncology, Inc.'s Annual Report on Form 10-K filed on March 11, 2011) and Third Amendment to Executive Employment Agreement, dated as of June 11, 2012, by and among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and Norton Travis (incorporated herein by reference to Exhibit 10.7 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012).+
10.13
Executive Employment Agreement, dated effective as of February 21, 2008, between Radiation Therapy Services, Inc. and Howard Sheridan (incorporated herein by reference to Exhibit 10.79 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), as amended by that certain Amendment to Executive Employment Agreement, dated September 25, 2014, by and among 21st Century Oncology Holdings, Inc. f/k/a Radiation Therapy Services Holdings, Inc., 21st Century Oncology, Inc. f/k/a Radiation Therapy Services, Inc. and Howard Sheridan, M.D. (incorporated herein by reference to Exhibit 10.7 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015).+
10.14
Physician Employment Agreement, dated effective as of July 1, 2003, as amended by that certain Amendment to Physician Employment Agreement, dated January 26, 2006, Second Amendment to Physician Employment Agreement, dated October 1, 2006, Third Amendment to Physician Employment Agreement, dated January 1, 2007, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Constantine A. Mantz, M.D. (incorporated herein by reference to Exhibit 10.80 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Fourth Amendment to Physician Employment Agreement, dated November 11, 2009, Fifth Amendment to Physician Employment Agreement, dated effective July 1, 2011, Sixth Amendment to Physician Employment Agreement, effective October 1, 2013, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Constantine Mantz, M.D. (incorporated herein by reference to Exhibit 10.31 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014) and Eighth Amendment to Physician Employment Agreement, dated July 2014, by and between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Constantine Mantz, M.D. (incorporated herein by reference to Exhibit 10.12 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015).+

Exhibit Number	Description
10.15	Physician Employment Agreement, dated February 21, 2008, as amended by that certain Amendment to Physician Employment Agreement, dated February 1, 2010, between James H. Rubenstein, M.D. and 21st Century Oncology, Inc. (incorporated herein by reference to Exhibit 10.82 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010) and Second Amendment to Physician Employment Agreement, dated September 24, 2014, by and between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and James H. Rubenstein, M.D. (incorporated herein by reference to Exhibit 10.10 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015).+
10.16
Executive Employment Agreement, dated as of January 1, 2012, by and among Radiation Therapy Services Holdings, Inc., Radiation Therapy Services, Inc. and Bryan J. Carey, incorporated herein by reference to Exhibit 10.5 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on June 15, 2012.+
10.17
Second Amended and Restated Executive Employment Agreement, dated as of May 6, 2014, by and among 21st Century Oncology Holdings, Inc. and Daniel E. Dosoretz., incorporated herein by reference to Exhibit 10.86 to Amendment No. 1 to 21st Century Oncology Holdings, Inc.'s Registration Statement on Form S-1 filed on May 7, 2014.+
10.18
Amendment to Second Amended and Restated Executive Employment Agreement, dated September 25, 2014, by and among 21st Century Oncology Holdings, Inc. and Daniel E. Dosoretz, M.D., incorporated by reference to Exhibit 10.5 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.+
10.19
Form of Management Stock Contribution and Unit Subscription Agreement (Preferred Units and Class A Units), incorporated herein by reference to Exhibit 10.9 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.20
Management Stock Contribution and Unit Subscription Agreement (Preferred Units and Class A Units), dated February 21, 2008, by and between Radiation Therapy Investments, LLC and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.10 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.21
Form of Incentive Unit Grant Agreement (Class M/O Units) for Chief Executive Officer, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 11, 2013.+
10.22
Form of Incentive Unit Grant Agreement (Class M/O Units) for executive officers, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 11, 2013.+
10.23
Master Lease, dated March 31, 2010, as amended by that certain First Amendment to Master Lease, dated April 15, 2010, among Theriac Rollup, LLC, and its wholly-owned subsidiaries as Landlord and Arizona Radiation Therapy Management Services, Inc., 21st Century Oncology, LLC, 21st Century Oncology Management Services, Inc., 21st Century Oncology of El Segundo, LLC, 21st Century Oncology of Kentucky, LLC, Nevada Radiation Therapy Management Services, Inc., West Virginia Radiation Therapy Services, Inc., 21st Century Oncology of New Jersey, Inc., Central Massachusetts Comprehensive Cancer Center, LLC, Jacksonville Radiation Therapy Services, Inc., 21st Century Oncology of Jacksonville, Inc., California Radiation Therapy Management Services, Inc. and Palms West Radiation Therapy, LLC, collectively as Tenant for certain facilities located in Arizona, California, Florida, Kentucky, Massachusetts, New Jersey, Nevada and West Virginia, as guaranteed by Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.14 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.24	Master Lease Agreement, dated December 21, 2010, between Theriac Rollup 2, LLC and West Virginia Radiation Therapy Services, Inc. for premises in Princeton, West Virginia, incorporated herein by reference to Exhibit 10.21 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 11, 2011.
10.25
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
10.26
Amended and Restated Master Lease, dated October 31, 2012, by and among Spirit SPE Portfolio 2012-3, LLC, Specialists in Urology Surgery Center, LLC, Specialists in Urology, P.A. and 21st Century Oncology, LLC, as a joining lessee under that certain Joinder and Assumption of Obligations Under Amended and Restated Master Lease Agreement, dated May 24, 2013, by and between Specialists in Urology, P.A. and 21st Century Oncology, LLC for certain facilities located in Naples, Bonita Springs, Fort Myers and Cape Coral, Florida (incorporated herein by reference to Exhibit 10.59 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014) and as amended in the Second Amended and Restated Master Lease, dated November 10, 2014, by and among Spirit Master Funding VII, LLC, Specialists in Urology Surgery Center, LLC and 21st Century Oncology, LLC.¥

Exhibit Number	Description
10.27	Administrative Services Agreement, dated January 1, 1997, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between New York Radiation Therapy Management Services, Incorporated and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Addendum to Administrative Services Agreement, dated January 1, 2011, between New York Radiation Therapy Management Services, LLC f/k/a New York Radiation Therapy Management Services, Inc. and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to 21st Century Oncology, Inc.'s Annual Report on Form 10-K filed on March 11, 2011), Addendum to Administrative Services Agreement, dated January 1, 2012, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012), Addendum to Administrative Services Agreement, dated January 1, 2013, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 28, 2013), Addendum to Administrative Services Agreement, dated January 1, 2014, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.11 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014) and Addendum to Administrative Services Agreement, dated January 1, 2015, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A.¥

Exhibit Number	Description
10.28	Administrative Services Agreement, dated January 1, 2002, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2002, Addendum to Administrative Services Agreement, dated January 1, 2004, Addendum to Administrative Services Agreement, dated January 1, 2005, Addendum to Administrative Services Agreement, dated January 1, 2006, Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between North Carolina Radiation Therapy Management Services, LLC f/k/a North Carolina Radiation Therapy Management Services, Inc. and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Addendum to Administrative Services Agreement, dated January 1, 2011, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology, Inc.'s Annual Report on Form 10-K filed on March 11, 2011), Addendum to Administrative Services Agreement, dated January 1, 2012, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012), Addendum to Administrative Services Agreement, dated January 1, 2013, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 28, 2013), Addendum to Administrative Services Agreement, dated January 1, 2014, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.12 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014), Addendum to Administrative Services Agreement, dated July 1, 2014, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.4 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 28, 2014) and Addendum to Administrative Services Agreement, dated January 1, 2015, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A.¥
10.29
Administrative Services Agreement, dated January 9, 1998, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 1999, Addendum to Administrative Services Agreement, dated January 1, 2000, Addendum to Administrative Services Agreement, dated January 1, 2001, Addendum to Administrative Services Agreement, dated January 1, 2002, Addendum to Administrative Services Agreement, dated January 1, 2003, Addendum to Administrative Services Agreement, dated January 1, 2004, Addendum to Administrative Services Agreement, dated January 1, 2005, Addendum to Administrative Services Agreement, dated January 1, 2006, and First Amendment to Administrative Services Agreement, dated August 1, 2006, between Nevada Radiation Therapy Management Services, Inc. and Michael J. Katin, M.D., Prof. Corp., incorporated herein by reference to Exhibit 10.51 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.

Exhibit Number	Description
10.30	Administrative Services Agreement, dated October 31, 1998, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2007, Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between Maryland Radiation Therapy Management Services LLC f/k/a Maryland Radiation Therapy Management Services, Inc. and Katin Radiation Therapy, P.A. (incorporated herein by reference to Exhibit 10.52 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010) and Addendum to Administrative Services Agreement, dated January 1, 2011, between Maryland Radiation Therapy Management Services, LLC and Katin Radiation Therapy, P.A. (incorporated herein by reference to Exhibit 10.52 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 11, 2011).
10.31
Administrative Services Agreement, dated August 1, 2003, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2004, and Addendum to Administrative Services Agreement, dated January 1, 2005, between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation, incorporated herein by reference to Exhibit 10.55 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.32
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
10.33
Management Services Agreement, dated June 1, 2005, as amended by that certain Addendum, dated January 1, 2006, between New England Radiation Therapy Management Services, Inc. and Massachusetts Oncology Services, P.C. (incorporated herein by reference to Exhibit 10.59 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010) and Addendum, dated January 1, 2007, between New England Radiation Therapy Management Services, Inc. and Massachusetts Oncology Services, P.C. (incorporated herein by reference to Exhibit 10.19 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014).
10.34
Professional Services Agreement, dated January 1, 2009, between Radiosurgery Center of Rhode Island, LLC and Massachusetts Oncology Services, P.C. (incorporated herein by reference to Exhibit 10.60 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), as amended by that certain Agreement, dated June 10, 2013, by and among New England Radiation Therapy Management Services, Inc., Rhode Island Hospital, Radiosurgery Center of Rhode Island, LLC and Financial Services of Southwest Florida, LLC (incorporated herein by reference to Exhibit 10.20 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014).
10.35
Transition Agreement and Stock Pledge, dated May 14, 2013, by and between 21st Century Oncology of New Jersey, Inc., CancerCare of Southern New Jersey, P.C. f/k/a 21st Century Healthcare Associates, P.C. and Michael J. Katin, M.D., incorporated herein by reference to Exhibit 10.37 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014.

Exhibit Number	Description
10.36	Form of Indemnification Agreement (Directors and/or Officers), incorporated herein by reference to Exhibit 10.103 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.37
Form of Directors and Officers Indemnification Agreement, incorporated herein by reference to Exhibit 10.6 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015.+
10.38
Asset Purchase Agreement, dated May 16, 2013, by and between 21st Century Oncology, LLC, Specialists in Urology, P.A., William Fighelsthaler, M.D., Earl J. Gurevitch, M.D., Steven W. Luke, M.D., Michael F. D'Angelo, M.D., Jonathan Jay, M.D., Rolando Rivera, M.D., David S. Harris, M.D., Carolyn Langford, D.O. and David Wilkinson, M.D., incorporated herein by reference to Exhibit 10.57 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014.
10.39
Facility and Management Services Agreement, dated October 18, 2013, by and between U.S. Cancer Care, Inc. and 21st Century Oncology, LLC for certain facilities located in Florida, incorporated herein by reference to Exhibit 10.60 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014.
10.40
Facility and Management Services Agreement, dated October 18, 2013, by and between U.S. Cancer Care, Inc. and 21st Century Oncology of California, a Medical Corporation for certain facilities located in California (incorporated herein by reference to Exhibit 10.61 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014), as amended by that certain Addendum to Facility and Management Services Agreement, dated January 1, 2015, between U.S. Cancer Care, Inc. and 21st Century Oncology of California, a Medical Corporation.¥
10.41
Facilities and Management Services Agreement, dated July 15, 2013, by and between 21st Century Oncology of New Jersey, Inc. and CancerCare of Southern New Jersey, P.C., incorporated herein by reference to Exhibit 10.62 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014.
10.42
Management Services Agreement, dated February 16, 2006, as amended by that certain Amendment Number 1 to Management Services Agreement, dated December 1, 2011, Amendment Number 2 to Management Services Agreement, dated March 6, 2012 and Amendment Number 3 to Management Services Agreement, dated October 1, 2013, by and between U.S. Cancer Care, Inc. and Coastal Radiation Oncology Medical Group, Inc., incorporated herein by reference to Exhibit 10.63 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014.
10.43
Radiation Therapy Services Agreement, effective as of November 1, 2013, between South County Radiation Therapy, LLC and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.64 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014.
10.44
Radiation Therapy Services Agreement, effective as of November 1, 2013, between Roger Williams Radiation Therapy, LLC and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.65 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014.
10.45
Radiation Therapy Services Agreement, effective as of November 1, 2013, between Southern New England Regional Cancer Center, LLC and Massachusetts Oncology Services, P.C., incorporated herein by reference to Exhibit 10.66 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014.

Exhibit Number	Description
10.46	Fourth Amended and Restated Limited Liability Company Agreement of Radiation Therapy Investments, LLC, dated as of December 9, 2013, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 11, 2013.
10.47
Fifth Amended and Restated Limited Liability Company Agreement of 21st Century Oncology Investments, dated effective September 26, 2014, incorporated herein by reference to Exhibit 10.4 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.
10.48
Recapitalization Support Agreement, dated July 29, 2014, by and among 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc., the other subsidiaries party thereto, Vestar Capital Partners and the other noteholders party thereto, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 28, 2014.
10.49
Subscription Agreement, dated September 26, 2014, by and among 21st Century Oncology Investments, LLC, 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc. and Canada Pension Plan Investment Board, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.
10.50	Warrant Agreement, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.
10.51
Second Amended and Restated Securityholders Agreement, dated as of September 26, 2014, by and among 21st Century Oncology Investments, LLC, 21st Century Oncology Holdings, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.
10.52
Amended and Restated Management Agreement, dated September 26, 2014, by and among 21st Century Oncology, Inc., 21st Century Oncology Holdings, Inc., 21st Century Oncology Investments, LLC and Vestar Capital Partners, incorporated herein by reference to Exhibit 10.5 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015.
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.¥
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 11, 2011.
21.1	List of Subsidiaries.¥
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.¥
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.¥
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.¥
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.¥

Exhibit Number	Description
101	The following financial information from 21st Century Oncology Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.¥

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+
Management contracts and compensatory plans and arrangements.

¥
Filed herewith.