Form 10-Q
period 2015-03-31
21st Century Oncology Holdings, Inc.
filed 2015-05-15
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015.

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to                         .

Commission file number: 333-170812

21ST CENTURY ONCOLOGY HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of	26-1747745 (I.R.S. Employer Identification No.)
Incorporation or Organization)

2270 Colonial Boulevard, Fort Myers, Florida (Address of Principal Executive Offices)	33907 (Zip Code)

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

As of May 1, 2015, we had outstanding 1,028 shares of Common Stock, par value $0.01 per share, which are 100% owned by 21st Century Oncology Investments, LLC.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents ($7,902 and $7,202 related to VIEs)	$78,184	$99,167
Restricted cash	7,865	7,051
Accounts receivable, net ($18,070 and $13,799 related to VIEs)	153,619	137,807
Prepaid expenses ($654 and $651 related to VIEs)	9,115	8,728
Inventories ($418 and $370 related to VIEs)	4,355	4,526
Deferred income taxes ($6 and $6 related to VIEs)	193	227
Other ($501 and $403 related to VIEs)	7,821	7,457
Total current assets	261,152	264,963
Equity investments in joint ventures	1,615	1,646
Property and equipment, net ($24,101 and $19,051 related to VIEs)	268,630	270,757
Real estate subject to finance obligation	10,849	22,552
Goodwill ($78,665 and $54,377 related to VIEs)	492,868	469,596
Intangible assets, net ($14,772 and $12,421 related to VIEs)	81,253	81,680
Other assets ($6,283 and $6,335 related to VIEs)	35,040	35,530
Total assets	$1,151,407	$1,146,724
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($2,596 and $1,270 related to VIEs)	$65,207	$57,635
Accrued expenses ($2,457 and $3,534 related to VIEs)	102,308	82,609
Income taxes payable ($0 and $0 related to VIEs)	3,792	2,114
Current portion of long-term debt ($86 and $14 related to VIEs)	25,088	26,350
Current portion of finance obligation	257	433
Other current liabilities	20,787	19,687
Total current liabilities	217,439	188,828
Long-term debt, less current portion ($220 and $11 related to VIEs)	935,664	940,771
Finance obligation, less current portion	11,490	23,610
Embedded derivative features of Series A convertible redeemable preferred stock	17,185	15,843
Other long-term liabilities ($2,659 and $2,474 related to VIEs)	53,340	51,079
Deferred income taxes	4,002	4,480
Total liabilities	1,239,120	1,224,611
Series A convertible redeemable preferred stock, $0.001 par value, $1,000 stated value, 3,500,000 authorized, 385,000 issued and outstanding at March 31, 2015 and December 31, 2014	353,388	328,926
Noncontrolling interests - redeemable	55,078	49,797

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,028 issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	601,162	626,001
Retained deficit	(1,082,729)	(1,067,487)
Accumulated other comprehensive loss, net of tax	(40,882)	(38,690)
Total 21st Century Oncology Holdings, Inc. shareholder’s deficit	(522,449)	(480,176)
Noncontrolling interests - nonredeemable	26,270	23,566
Total deficit	(496,179)	(456,610)
Total liabilities and equity	$1,151,407	$1,146,724

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
(in thousands):	2015	2014
Revenues:
Net patient service revenue	$256,757	$213,908
Management fees	15,870	16,597
Other revenue	5,856	2,892
Total revenues	278,483	233,397

Expenses:
Salaries and benefits	146,959	125,909
Medical supplies	26,291	21,734
Facility rent expenses	16,875	15,495
Other operating expenses	14,924	14,381
General and administrative expenses	28,910	30,114
Depreciation and amortization	22,569	20,722
Provision for doubtful accounts	4,468	4,296
Interest expense, net	25,687	27,527
Loss on sale leaseback transaction	—	135
Fair value adjustment of earn-out liability	460	199
Fair value adjustment of embedded derivative	1,342	—
Loss on foreign currency transactions	242	28
Gain on foreign currency derivative contracts	—	(4)
Total expenses	288,727	260,536

Loss before income taxes	(10,244)	(27,139)
Income tax expense	2,690	2,106
Net loss	(12,934)	(29,245)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(2,308)	(936)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(15,242)	(30,181)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(2,435)	(9,856)

Other comprehensive loss	(2,435)	(9,856)

Comprehensive loss	(15,369)	(39,101)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	(2,065)	(117)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(17,434)	$(39,218)

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands):	2015	2014
Cash flows from operating activities
Net loss	$(12,934)	$(29,245)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities:
Depreciation	19,324	16,737
Amortization	3,245	3,985
Deferred rent expense	219	(139)
Deferred income taxes	(437)	44
Stock-based compensation	1	35
Provision for doubtful accounts	4,468	4,296
(Gain) loss on the sale/disposal of property and equipment	(324)	15
Loss on sale leaseback transaction	—	135
Loss (gain) on foreign currency transactions	145	(49)
Gain on foreign currency derivative contracts	—	(4)
Fair value adjustment of earn-out liability	460	199
Fair value adjustment of embedded derivative	1,342	—
Amortization of debt discount	446	572
Amortization of loan costs	1,455	1,493
Equity interest in net (earnings) loss of joint ventures	(24)	38
Distribution received from unconsolidated joint ventures	53	54
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(22,421)	(22,621)
Income taxes payable	1,720	1,402
Inventories	183	(389)
Prepaid expenses	550	572
Accounts payable and other current liabilities	4,057	3,861
Accrued deferred compensation	393	40
Accrued expenses / other current liabilities	20,818	18,664
Net cash provided by (used in) provided by operating activities	22,739	(305)
Cash flows from investing activities
Purchase of property and equipment	(12,265)	(19,063)
Acquisition of medical practices	(25,965)	(49,319)
Restricted cash associated with medical practice acquisitions	(814)	(10,312)
Proceeds from the sale of property and equipment	1,103	73
Loans to employees	(45)	(294)
Contribution of capital to joint venture entities	—	(315)
Purchase of noncontrolling interest - non-redeemable	(1,233)	—
Premiums on life insurance policies	(321)	(5)
Change in other assets and other liabilities	(62)	208
Net cash used in investing activities	(39,602)	(79,027)

continued

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands):
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $0 million and $2.9 million, respectively)	2,863	98,059
Principal repayments of debt	(9,902)	(23,579)
Repayments of finance obligation	(84)	(61)
Proceeds from issuance of noncontrolling interest	743	1,250
Proceeds from noncontrolling interest holders - redeemable and non-redeemable	3,230	229
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(964)	(45)
Payments of costs for equity securities offering	—	(698)
Payments of loan costs	—	(967)
Net cash (used in) provided by financing activities	(4,114)	74,188
Effect of exchange rate changes on cash and cash equivalents	(6)	(32)
Net decrease in cash and cash equivalents	(20,983)	(5,176)
Cash and cash equivalents, beginning of period	99,167	17,462
Cash and cash equivalents, end of period	$78,184	$12,286

Supplemental disclosure of non-cash investing and financing activities
Finance obligation related to real estate projects	$3	$300
Derecognition of finance obligation related to real estate projects	$12,215	$4,119
Capital lease obligations related to the purchase of equipment	$—	$4,460
Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$4,586	$5,935
Issuance of notes payable relating to the acquisition of medical practices	$—	$2,000
Liability relating to the escrow debt and purchase price of medical practices	$—	$11,687
Capital lease obligations related to the acquisition of medical practices	$—	$42,914
Earn-out accrual related to the acquisition of medical practices	$1,258	$1,003
Assumed debt obligations related to the acquisition of medical practices	$290	$—
Amounts payable to sellers in the purchase of a medical practice	$—	$390
Costs incurred for professional fees relating to issuance of equity securities	$—	$261
Accrued dividends on Series A convertible preferred stock	$22,483	$—
Accretion of redemption value on Series A convertible preferred stock	$1,979	$—
Change in additional paid-in capital from sale/purchase of interest in subsidiaries	$378	$—

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.          Organization

21st Century Oncology Holdings, Inc., through its wholly-owned subsidiaries (collectively, the “Company”), is a leading global, physician-led provider of integrated cancer care (“ICC”) services. The Company’s physicians provide comprehensive, academic quality, cost-effective coordinated care for cancer patients in personal and convenient community settings (its “ICC model”). The Company provides its physicians with the advanced medical technology necessary to achieve optimal outcomes. The Company’s provision of care includes a full spectrum of cancer care services by employing and affiliating with physicians in their related specialties. This innovative approach to cancer care through its ICC model enables the Company to collaborate across its physician base, integrate services and payments for related medical needs and disseminate best practices.

As of March 31, 2015, the Company was comprised of approximately 804 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. The Company’s physicians provide medical services at approximately 394 locations, including our 182 radiation therapy centers, of which 54 operate in partnership with health systems. The Company’s cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Washington, and West Virginia, as well as countries in Latin America, Central America and the Caribbean. The Company’s 35 international radiation therapy centers, located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala, and El Salvador operate under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals.

The Company is also engaged in providing capital equipment and business management services to oncology physician groups (“Groups”) that treat patients at cancer centers (“Centers”). The Company owns the Centers’ assets and provides services to the Groups through exclusive, long-term management services agreements. The Company provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that the Company provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting, and treasury. Under the terms of the management service agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group.  The management fees are primarily based on a predetermined percentage of each Group’s earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) associated with the provision of radiation therapy.  The Company manages the radiation oncology business operations of six Groups in California, and one Group in Indiana.  The Company’s management fees range from 50% to 60% of EBITDA, with one Group in California whose fee ranges from 20% to 30% of cash collections.

2.  Liquidity

The Company is highly leveraged. As of March 31, 2015, the Company had approximately $960.8 million of long-term debt outstanding.  The Company has experienced and continues to experience losses from its operations. The Company reported a net loss of approximately $349.3 million, $78.2 million and $151.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and $12.9 million and $29.2 million for the three month periods ended March 31, 2015 and 2014, respectively.  The Company’s cash from operations has improved from cash used in operating activities of $0.3 million to cash provided by operating activities of $22.7 million for the three months ended March 31, 2014 and 2015, respectively.

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

3.  Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

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

The Company has evaluated certain radiation oncology practices in order to determine if they are variable interest entities (“VIEs”). This evaluation resulted in the Company determining that certain of its radiation oncology practices were potential VIEs. For each of these practices, the Company has evaluated (1) the sufficiency of the fair value of the entity’s equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and that their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entity’s activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. The Accounting Standards Codification (ASC), 810, Consolidation (“ASC 810”), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of the Company’s radiation oncology practices are VIEs and the Company has a variable interest in each of these practices through its administrative services agreements. Other of the Company’s radiation oncology practices (primarily consisting of partnerships) are VIEs and the Company has a variable interest in each of these practices because the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without the additional subordinated financial support provided by its members.

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

The Company could be obligated, under the terms of the operating agreements governing certain of its joint ventures, upon the occurrence of various fundamental regulatory changes and or upon the occurrence of certain events outside of the Company’s control to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements would be triggered by, among other things, regulatory changes prohibiting the existing ownership structure. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity on the Company’s consolidated balance sheets.

As of March 31, 2015 and December 31, 2014, the combined total assets included in the Company’s condensed consolidated balance sheet relating to the VIEs were approximately $151.4 million and $114.6 million, respectively.

As of March 31, 2015, the Company was the primary beneficiary of, and therefore consolidated, 29 VIEs, which operate 50 radiation therapy centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York, North Carolina, and Washington, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the three months ended March 31, 2015 and 2014 approximately 13.0% and 15.3% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative management agreements.

As of March 31, 2015, the Company also held equity interests in six VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $1.6 million and $1.6 million at March 31, 2015 and December 31, 2014, respectively, with ownership interests ranging between 33.3% and 50.1% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

The cost of revenues for the three months ended March 31, 2015 and 2014 are approximately $201.7 million and $171.2 million, respectively. The cost of revenues includes costs related to expenses incurred for the delivery of patient care.  These costs include salaries and benefits of physician, physicists, dosimetrists radiation technicians etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

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

During January 2014, the Argentinean peso exchange rate against the U.S. Dollar increased by approximately 23%, from 6.52 Argentinean Pesos per U.S. Dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. Dollar. As of March 31, 2015, the Argentinean Peso exchange rate was 8.81 Argentine Pesos per U.S. Dollar.

Recent Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance.

In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance establishes guidelines for evaluating whether a cloud computing arrangement involves the sale of a software license and the appropriate accounting. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance.

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

The estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company’s condensed consolidated financial statements over the requisite service period and in accordance with the vesting conditions of the awards for Class MEP Units, which is approximately 18 months. The assumed forfeiture rate is based on an average historical forfeiture rate.

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

The Company recorded approximately $1,000 and $35,000 of stock-based compensation for the three months ended March 31, 2015 and 2014, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss.

The summary of activity under the 2012 and 2013 Plans is presented below:

2012 and 2013 Plans	Class MEP Units Outstanding	Weighted- Average Grant Date Fair Value	Class M Units Outstanding	Weighted- Average Grant Date Fair Value	Class O Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2014	20,611	$0.55	66,500	$58.37	72,806	$0.47
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Units vested	—	—	—	—	—	—

Nonvested balance at end of period March 31, 2015	20,611	$0.55	66,500	$58.37	72,806	$0.47

As of March 31, 2015, there was approximately $0.1 million of total unrecognized compensation expense related to the MEP Units. These costs are expected to be recognized over a weighted-average period of 1.06 years.

As of March 31, 2015, there was approximately $2.7 million, and $33,000 of total unrecognized compensation expense related to the M Units, and O Units, respectively. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company’s common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units.

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

As of March 31, 2015, there was approximately $7.1 million total unrecognized compensation expense related to the Executive Bonus Plan. The Executive Bonus Plan compensation will be recognized upon the sale of the Company or an initial public offering.

Grant of Class N Units

In December, 2013, 10 class N units were granted to an employee. 50% of the Class N Units vest upon the sale of the Company or an initial public offering. The remaining 50% is amortized over five years subsequent to an initial public offering. As of March 31, 2015, there was approximately $6,000 total unrecognized compensation expense related to the Class N Units.

Grant of Class G Units

In May, 2014, 10 class G units were granted to an employee. 100% of the Class G Units vest upon the sale of the Company or an initial public offering. As of March 31, 2015, there was approximately $1.5 million total unrecognized compensation expense related to the Class G Units.

5.  Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive loss is composed of the Company’s foreign currency translation of its operations in Latin America, Central America and the Caribbean and unrealized gains and losses on the fair value of pension plan assets. There were no reclassifications from other comprehensive income into earnings for the periods presented.

The components of accumulated other comprehensive loss were as follows (in thousands):

	21st Century Oncology Holdings, Inc. Shareholder			Noncontrolling Interests	Other Comprehensive Income (Loss)
(in thousands):	Foreign Currency Translation Adjustments	Unrealized Loss on Fair Value of Pension Plan Assets	Total	Foreign Currency Translation Adjustments	Foreign Currency Translation Adjustments
Year ended December 31, 2014	$(38,599)	$(91)	$(38,690)	$(3,948)	$
Other comprehensive loss	(2,192)	—	(2,192)	(243)	(2,435)
Balance, March 31, 2015	$(40,791)	$(91)	$(40,882)	$(4,191)	$(2,435)

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

Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of a qualifying initial public offering of the Company, a qualifying merger, or on September 26, 2024 at the option of CPPIB or the Company, the Company will execute and deliver to CPPIB a Warrant Agreement (the “Warrant Agreement”) and issue to CPPIB warrants to purchase shares of Common Stock having a then-current value of $30 million, at a purchase price of $0.01 per share.  The warrants expire on the tenth anniversary of the date of issuance. The Company evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to Common Stock and issuance of warrants and determined those contingent conversion features to qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value.

The Company is accreting changes to the Series A Preferred Stock redemption value through the tenth anniversary of issuance utilizing the interest method. If the Series A Preferred Stock were redeemable as of the balance sheet date, the Series A Preferred Stock would be redeemable at its stated value plus accrued dividends.

Changes to the Series A Preferred Stock are as follows:

Year to date (in thousands):
As of December 31, 2014	$328,926
Accretion of Series A preferred stock to redemption value	1,979
Accrued Series A preferred stock dividends	22,483
As of March 31, 2015	$353,388

7. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company. The Company has certain arrangements whereby the noncontrolling interest may be redeemed upon the occurrence of certain events outside of the Company’s control. These noncontrolling interests have been classified outside of permanent equity on the Company’s condensed consolidated balance sheets. The noncontrolling interests are not redeemable at March 31, 2015 and December 31, 2014 and the contingent events upon which the noncontrolling interest may be redeemed are not probable of occurring at March 31, 2015. Accordingly, the noncontrolling interests are measured at their carrying value at March 31, 2015 and December 31, 2014.

The following table presents changes in total equity for the respective periods:

(in thousands):	21st Century Oncology Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2014	$(480,176)	$23,566	$(456,610)	$49,797
Net (loss) income	(15,242)	1,021	(14,221)	1,287
Other comprehensive loss from foreign currency translation	(2,192)	(250)	(2,442)	7
Accretion of Series A convertible redeemable preferred stock to redemption value	(1,979)	—	(1,979)	—
Accrued Series A convertible redeemable preferred stock dividends	(22,483)	—	(22,483)	—
Purchase price fair value of noncontrolling interest	—	—	—	3,766
Proceeds from issuance of noncontrolling interest	(378)	(738)	(1,116)	626
Proceeds from noncontrolling interest holders	—	3,170	3,170	60
Stock-based compensation	1	—	1	—
Distributions	—	(499)	(499)	(465)
Balance, March 31, 2015	$(522,449)	$26,270	$(496,179)	$55,078

Balance, December 31, 2013	$(93,751)	$14,533	$(79,218)	$15,899
Net (loss) income	(30,181)	294	(29,887)	642
Other comprehensive loss from foreign currency translation	(9,037)	(810)	(9,847)	(9)
Purchase price fair value of noncontrolling interest	—	645	645	28,420
Proceeds from issuance of noncontrolling interest	84	1,166	1,250	—
Proceeds from noncontrolling interest holders	—	229	229	—
Stock based compensation	35	—	35	—
Distributions	—	(45)	(45)	—
Balance, March 31, 2014	$(132,850)	$16,012	$(116,838)	$44,952

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

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss (gain) on foreign currency derivative contracts on the condensed consolidated statements of operations and comprehensive loss.  For the three months ended March 31, 2015 and 2014, the Company recognized a gain of approximately $0 and a $4,000, respectively relating to the change in fair market value of its foreign currency derivatives.

Series A Preferred Stock embedded derivative

The Company’s Series A Preferred Stock contains provisions for contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and require the issuance of warrants to CPPIB. The Company determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. The Company evaluates the fair value of those embedded derivatives and adjusts changes in fair value through the fair value adjustment of embedded derivative caption in the condensed consolidated statements of operations and comprehensive loss.

9. Fair value of financial instruments

ASC 820, Fair Value Measurement (“ASC 820”), requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

In accordance with ASC 820, the fair value of the Term Loan portion of the senior secured credit facility (“Term Facility”), the 9 7/8% Senior Subordinated Notes due 2017, 8 7/8% Senior Secured Second Lien Notes due 2017, and the 11 3/4% Senior Secured Notes due 2017 was based on prices quoted from third-party financial institutions (Level 2). At March 31, 2015, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$90.0 million senior secured credit facility - (Term Facility)	$88,763	$88,882

$380.1 million Senior Subordinated Notes due April 15, 2017	$381,950	$378,588

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$358,750	$349,362

$75.0 million Senior Secured Notes due January 15, 2017	$79,125	$75,000

At December 31, 2014, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$90.0 million senior secured credit facility - (Term Facility)	$88,763	$88,704

$380.1 million Senior Subordinated Notes due April 15, 2017	$349,646	$378,407

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$353,500	$349,275

$75.0 million Senior Secured Notes due January 15, 2017	$79,125	$75,000

As of March 31, 2015 and December 31, 2014, the Company held certain items that are required to be measured at fair value on a recurring basis, including the embedded derivative feature of its Series A Preferred Stock. The primary Level 3 valuation technique used to value the embedded derivative was comparing the difference between the present value of discounted cash flows, assuming no triggering events occur and the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management’s estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows.

Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity. The carrying values of the Company’s long-term debt other than the Term Loan portion of the senior secured credit facility, Senior Subordinated Notes, Senior Secured Second Lien Notes and Senior Secured Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. There have been no transfers between levels of valuation hierarchies for the three months ended March 31, 2015 and 2014.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of March 31, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date Using
(in thousands):	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Embedded derivative features of Series A convertible redeemable preferred stock	$17,185	$—	$—	$17,185

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Embedded derivative features of Series A convertible redeemable preferred stock	$15,843	$—	$—	$15,843

The following table presents changes during the three months ended March 31, 2015 in Level 3 liabilities measured at fair value on a recurring basis:

	Fair value	Change in	Fair value
(in thousands):	December 31, 2014	Fair Value	March 31, 2015

Liabilities
Embedded derivative features of Series A convertible redeemable preferred stock	$15,843	$1,342	$17,185

10.  Income taxes

The Company provides for federal, state and non-U.S. income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

ASC 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a threshold for the recognition and measurement of a tax position taken or expected to be taken on a tax return. Under ASC 740 the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company is subject to taxation in the United States, approximately 25 state jurisdictions, the Netherlands, and throughout Latin America, namely, Argentina, Bolivia, Brazil, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which the Company is subject to tax are the United States, Florida and Argentina.

The Company’s effective rate was (26.3)% and (7.8)% for the three months ended March 31, 2015 and 2014, respectively. The change in the effective rate for the first quarter of 2015 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense in the first quarter of fiscal 2015 is primarily due to the non-U.S. tax expense associated with foreign subsidiaries.

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

The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $11.5 million as of December 31, 2014 (including positive accumulated earnings of approximately $29.6 million in foreign jurisdictions that impose withholding taxes of up to 10%). It is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2011 through 2013 are subject to examination. During the second, third, and fourth quarters of 2014, the Company reached favorable settlements with the U.S. Internal Revenue Service related to tax years 2007 and 2008 and various U.S. state and local jurisdictions and foreign jurisdictions related to tax years 2005 through 2012. As a result, the Company released approximately $3.2 million of previously recorded reserves.

11.  Acquisitions and other arrangements

On May 25, 2013, the Company acquired the assets of five radiation oncology practices and a urology group located in Lee/Collier Counties in Southwest Florida for approximately $28.5 million, comprised of $17.7 million in cash, seller financing note of approximately $2.1 million and assumed capital lease obligations of approximately $8.7 million. The acquisition of the five radiation therapy centers and the urology group further expands the Company’s presence into the Southwest Florida market and builds on its ICC model. The allocation of the purchase price is to tangible assets of $10.4 million, intangible assets including non-compete agreements of $1.9 million amortized over five years, current liabilities of $0.2 million, and goodwill of $16.4 million, which is all deductible for tax purposes. During the quarter ended June 30, 2014, the Company finalized its valuation of assets acquired, primarily working capital. The final valuation resulted in an increase to goodwill of $0.1 million and an increase in current liabilities of $0.1 million. Pro forma results and other expanded disclosures prescribed by ASC 805, Business Combinations (“ASC 805”), have not been presented as this acquisition is not deemed material.

In June 2013, the Company sold its 45% interest in an unconsolidated joint venture which operated a radiation therapy center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million.

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

In July 2013, the Company purchased a legal entity, which operates a radiation therapy center in Tijuana Mexico for approximately $1.6 million. The acquisition of this operating radiation therapy center expands the Company’s presence in the international markets.

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

OnCure operates radiation oncology therapy centers for cancer patients. It contracts with radiation oncology physician groups and their radiation oncologists through long-term management services agreements to offer cancer patients a comprehensive range of radiation oncology treatment options, including most traditional and next generation services. OnCure provides services to a network of 11 physician groups that treat cancer patients at its 33 radiation therapy centers, making it one of the largest strategically located networks of radiation oncology service providers. OnCure has radiation therapy centers located in California, Florida and Indiana, where it provides the physician groups with the use of the facilities and with certain clinical services of treatment center staff, and administers the non-medical business functions of the treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management and compliance, purchasing, information systems, accounting, human resource management and physician succession planning.

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

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $75.2 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company’s U.S. domestic segment. During the year ended December 31, 2014, the Company finalized its valuation of assets acquired. The final valuation, combined with the receipt of escrow funds resulted in a decrease in accounts receivable of approximately $2.4 million, increase in property and equipment of $0.3 million, decrease in goodwill of $0.4 million, and an increase in current liabilities of $0.3 million, and an increase in deferred tax liabilities of $0.4 million.

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

On January 13, 2014, Carepoint purchased the membership interest in Quantum Care, LLC for approximately $1.9 million. Carepoint offers a comprehensive suite of cancer management solutions to insurers, providers, employers and other entities that are financially responsible for the health of defined populations. With proven capabilities to manage medical, radiation and surgical oncology care across the entire continuum of settings, Carepoint represents a unique offering in the health services marketplace. Advanced technology and third-party administrator services, cost management solutions and a focused oncology-specific clinical model enable Carepoint to improve quality and reduce total oncology cost of care for its clients. Carepoint tailors its solutions to the needs of each customer and provides assistance through full-risk transfer, “a la carte” administrative services only packages or hybrid models. The allocation of the purchase price is to tangible assets of $1.4 million, intangible assets of approximately $0.1 million, goodwill of $0.6 million and current liabilities of $0.2 million.

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

On February 10, 2014, the Company purchased a 65% equity interest in South Florida Radiation Oncology (“SFRO”) for approximately $65.5 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt.

The Company accounted for the acquisition of SFRO under ASC 805. SFRO’s results of operations are included in the condensed consolidated financial statements for periods ending after February 10, 2014, the acquisition date.

The allocation of the purchase price was as follows (in thousands):

Acquisition Consideration
Cash	$432
Term B Loan (net of original issue discount)	57,300
Seller financing note	2,000
Working capital settlement	(5,333)
Fair value of contingent earn-out	11,052
Total acquisition consideration	$65,451

The following table summarizes the allocation of the aggregate purchase price of SFRO, including assumed liabilities (in thousands):

Acquisition Consideration Allocation
Accounts receivable	$12,676
Other currents assets	1,364
Current liabilities	(21,287)
Property and equipment	20,750
Intangible assets—(non-compete and tradename)	11,500
Other noncurrent assets	910
Long-term debt	(42,021)
Other long—term liabilities	(1,969)
Noncontrolling interest—redeemable	(39,925)
Goodwill	123,453
Acquisition consideration	$65,451

Net identifiable assets include the following intangible assets (in thousands):

Trade name (3 year life)	$2,100
Non-compete agreement (5 year life)	9,400
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

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $123.5 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company’s U.S. domestic segment.

During the three months ended March 31, 2014, the Company recorded $19.4 million net patient service revenue and reported a net income of $0.4 million in connection with the SFRO acquisition.

The following unaudited pro forma financial information is presented as if the purchase of SFRO had occurred at the beginning of the comparable prior annual reporting period presented below. The pro forma financial information is not necessarily indicative of what the Company’s results of operations actually would have been had the Company completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined Company:

(in thousands):	Three Months Ended March 31, 2014
Pro forma total revenues	$244,416

Pro forma net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(30,907)

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

During October, 2014, the Company entered into a license agreement with the Public Health Trust of Miami-Dade County, Florida to license space and equipment and assume responsibility for the operation of a radiation therapy center located in Miami, Florida, as part of the Company’s value added services offering.  The license agreement runs for an initial term of five years, with two separate five year renewal options.  The Company recorded approximately $1.4 million of tangible assets relating to the use of medical equipment pursuant to the license agreement.

During 2014, the Company acquired the assets of several physician practices in Florida for approximately $0.4 million. The physician practices provide synergistic clinical services and an ICC service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price to tangible assets is $0.4 million.

On January 2, 2015, the Company purchased an 80% interest in a legal entity that that operates a radiation oncology facility in Kennewick, Washington for approximately $19.2 million comprised of approximately $17.7 million in cash, $0.3 million in assumed capital leases, and a contingent earn-out payment preliminarily valued at $1.3 million. The preliminary allocation of the purchase price is to tangible assets of $3.0 million, intangible assets of approximately $2.2 million ($1.2 million in non-compete, amortized over 5 years, and $1.0 million in tradename), noncontrolling interest-redeemable of $3.8 million, and goodwill of $17.8 million, which is deductible for tax purposes. The acquisition expands the Company’s presence into the state of Washington.

The earn-out is contingent upon achieving certain EBITDA targets measured over three years from the acquisition date and the potential payments range from $0 to approximately $3.4 million. The earn-out was valued using a multiple scenario probability weighted income approach that discounted future earn-out payments under the following scenarios: base case, a minimum earn-out case, no earn-out case, and maximum earn-out case. Each scenario forecasted the future EBITDA of the acquired entity and calculated the anticipated earn-out paid for each year. The earn-out payments were discounted to the present value and probability weightings were applied to each scenario to determine the estimated fair value. Given the date of the acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed, which is in process.

On January 6, 2015, the Company purchased an additional 9.0% interest in a joint venture radiation facility, located in Providence, Rhode Island for approximately $1.2 million.

On January 6, 2015, the Company acquired the assets of a radiation oncology practice located in Warwick, Rhode Island for approximately $8.0 million in cash. The preliminary allocation of the purchase price is to tangible assets of $0.6 million, intangible assets of approximately $0.9 million ($0.2 million in non-compete, amortized over 5 years, and $0.7 million in certificate of need), and goodwill of $6.5 million, which is deductible for tax purposes. The acquisition further expands the Company’s presence in Rhode Island. Given the date of the acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed, which is in process.

On January 6, 2015, the Company acquired the additional assets of a radiation oncology practice it already manages located in Hollywood, Florida for approximately $0.5 million. Given the date of the acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed, which is in process.

On January 12, 2015 the Company entered into an arrangement to lease the space and equipment and assume responsibility for the operations of the radiation therapy center located in the Good Samaritan Medical Center in West Palm Beach, Florida. The initial term of the lease arrangement is approximately one year with a five year renewal option.

On February 1, 2015 the Company formed a joint venture comprising the operations of three radiation therapy centers located in New Jersey and sold a 30% interest of the joint venture to the Lourdes Health Systems for approximately $0.7 million.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective date of the acquisition.

12. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in thousands):	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Balance, beginning of period
Goodwill	$1,170,395	$1,050,533
Accumulated impairment loss *	(700,799)	(472,520)
Net goodwill, beginning of period	469,596	578,013

Goodwill acquired during the period	24,302	126,193
Impairment	—	(228,279)
Adjustments to purchase price allocations	(41)	(115)
Foreign currency translation	(989)	(6,216)
Balance, end of period
Goodwill	1,193,667	1,170,395
Accumulated impairment loss *	(700,799)	(700,799)
Net goodwill, end of period	$492,868	$469,596

* Accumulated impairment losses incurred relate to the U.S. Domestic reporting segment.

13. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Accrued payroll and payroll related deductions and taxes	$23,571	$23,630
Accrued compensation arrangements	32,493	28,693
Accrued interest	31,157	16,229
Accrued other	15,087	14,057
Total accrued expenses	$102,308	$82,609

14. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
$90.0 million senior secured credit facility — (Term Facility) with interest rates at LIBOR (with a minimum rate of 1.0%) or prime (with a minimum rate of 2.0%) plus applicable margin (6.5% for LIBOR Loans and 5.50% for Base Rate Loans), secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	$88,882	$88,704

$100.0 million senior secured credit facility — (Revolver Credit Facility) with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	—	—

$380.1 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	378,588	378,407

$350.0 million Senior Secured Second Lien Notes due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	349,362	349,275

$75.0 million Senior Secured Notes due January 15, 2017; semi-annual cash interest payments due on January 15 and July 15, fixed interest rate of 11¾%	75,000	75,000

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 19.1%, due at various maturity dates through March 2022	61,715	66,552

Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 13.3% to 19.5%, due at various maturity dates through April 2021	7,205	9,183
	960,752	967,121
Less current portion	(25,088)	(26,350)
	$935,664	$940,771

Notes Offering

On April 30, 2015, 21st Century Oncology, Inc. (“21C”), a wholly owned subsidiary of the Company completed an offering of $360.0 million aggregate principal amount of 11.00% senior notes due 2023 at an issue price of 100.00% (the “Notes”). The Notes are senior unsecured obligations of 21C and are guaranteed on an unsecured senior basis by the Company and each of 21C’s existing and future direct and indirect domestic subsidiaries that is a guarantor under the 2015 Credit Facilities (as defined below) (the “Guarantors”).

The Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

21C used the net proceeds from the offering, together with cash on hand and borrowings under the 2015 Credit Facilities, to repay its $90.0 million term facility, to redeem its 9 7/8% Senior Subordinated Notes due 2017 and its 8 7/8% Senior Secured Second Lien Notes due 2017, to repurchase the 11 3/4% Senior Secured Notes due 2017 issued by OnCure, to pay related fees and expenses and for general corporate purposes.

The Notes were issued pursuant to an indenture, dated April 30, 2015 (the “Indenture”), among 21C, the Guarantors and Wilmington Trust, National Association, governing the Notes.

Interest is payable on the Notes on each May 1 and November 1, commencing November 1, 2015. 21C may redeem some or all of the Notes at any time prior to May 1, 2018 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date, if any, and an applicable make-whole premium. On or after May 1, 2018, 21C may redeem some or all of the Notes at redemption prices set forth in the Indenture. In addition, at any time prior to May 1, 2018, 21C may redeem up to 35% of the aggregate principal amount of the Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

The Indenture contains covenants that, among other things, restrict the ability of 21C and certain of its subsidiaries to: incur additional debt or issue preferred shares; pay dividends on or make distributions in respect of their equity interest or make other restricted payments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. In addition, in certain circumstances, if 21C sells assets or experiences certain changes of control, it must offer to purchase the Notes.

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

The Secured Notes were issued pursuant to an indenture, dated May 10, 2012 (the “Secured Notes Indenture”), among 21C, the guarantors signatory thereto and Wilmington Trust, National Association, as trustee and collateral agent. The Secured Notes are senior secured second lien obligations of 21C and are guaranteed on a senior secured second lien basis by 21C, and each of 21C’s domestic subsidiaries to the extent such guarantor is a guarantor of 21C’s obligations under the Revolving Credit Facility (as defined below).

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

Senior Secured Notes

On October 25, 2013, the Company completed the acquisition of OnCure. The transaction included the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11¾% per annum and mature January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions. Interest is payable on the Senior Secured Notes on each January 15 and July 15, commencing July 15, 2014.

On April 28, 2015, the Company announced that its indirectly wholly owned subsidiary, OnCure, had received, pursuant to its previously announced cash tender offer and related consent solicitation for any and all of its outstanding 11¾% Senior Secured Notes due 2017 (the “OnCure Notes”), the requisite consents to adopt proposed amendments to the Amended and Restated Indenture, dated as of October 25, 2013 (as otherwise amended, supplemented or modified, the “OnCure Indenture”), by and among OnCure, the guarantors signatory thereto (the “OnCure Guarantors”) and Wilmington Trust, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent, under which the OnCure Notes were issued.

As of 5:00 p.m. New York City time, on April 24, 2015 (the “Consent Expiration”), holders of 99.40% of the OnCure Notes (not including any OnCure Notes subject to escrow arrangements) had tendered their OnCure Notes in the tender offer and consented to the proposed amendments to the OnCure Indenture.

In conjunction with receiving the requisite consents, OnCure, the OnCure Guarantors and the Trustee entered into the third supplemental indenture to the OnCure Indenture, dated as of April 28, 2015 (the “Third Supplemental Indenture”).

The Third Supplemental Indenture gives effect to the proposed amendments to the OnCure Indenture, which eliminate substantially all the restrictive covenants, certain events of default and certain related provisions contained in the OnCure Indenture. The amendments to the OnCure Indenture became operative upon OnCure’s purchase of the OnCure Notes tendered at or prior to the Consent Expiration pursuant to the tender offer.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to:  incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, as of the last business day of each month, 21C is required to maintain a certain minimum amount of unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility of not less than $15.0 million.

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

The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at March 31, 2015		Level at March 31, 2015
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$164.8 million

The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of March 31, 2015. All amounts outstanding under the Credit Agreement were repaid on April 30, 2015.

On April 30, 2015, 21C also entered into the Credit Agreement (the “2015 Credit Agreement”) among 21C, as borrower, the Company, Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the “2015 Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

The credit facilities provided under the 2015 Credit Agreement consist of a revolving credit facility providing for up to $125 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “2015 Revolving Credit Facility”) and an initial term loan facility providing for $610 million of term loan commitments (the “2015 Term Facility” and together with the 2015 Revolving Credit Facility, the “2015 Credit Facilities”).  21C may (i) increase the aggregate amount of revolving loans by an amount not to exceed $25 million in the aggregate and (ii) subject to a consolidated secured leverage ratio test, increase the aggregate amount of the term loans or the revolving loans by an unlimited amount or issue pari passu or junior secured loans or notes or unsecured loans or notes in an unlimited amount.  The 2015 Revolving Credit Facility will mature in five years and the 2015 Term Facility will mature in seven years.

Loans under the 2015 Term Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), provided that such percentage shall be deemed to be not less than 1.00%, plus (iii) a rate per annum equal to 5.50%; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, provided that such percentage shall be deemed to be not less than 2.00%, plus (ii) a rate per annum equal to 4.50%.

Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin based upon a total leverage pricing grid; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin based upon a total leverage pricing grid.

21C will pay certain recurring fees with respect to the 2015 Revolving Credit Facility, including (i) fees on the unused commitments of the lenders under the 2015 Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

The 2015 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Notes; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, under the 2015 Credit Facilities, we are required to comply with a first lien leverage ratio of 7.50 to 1.00 until March 30, 2018, stepping down to 6.25 to 1.00 thereafter.

The 2015 Credit Facilities contain customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross default to other material indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation and a change of control.

As of the closing date, the obligations of 21C under the 2015 Credit Facilities are guaranteed by the Company and each direct and indirect, domestic subsidiary of 21C, subject to customary exceptions.

15. Commitments and Contingencies

Legal Proceedings

The Company operates in a highly regulated and litigious industry. As a result, the Company is involved in disputes, litigation, and regulatory matters incidental to its operations, including governmental investigations, personal injury lawsuits, employment claims, and other matters arising out of the normal conduct of business.

Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring ‘‘qui tam,’’ or ‘‘whistleblower,’’ suits against companies that knew or should have known they were submitting false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000 per claim, plus three times the amount of damages which the government sustains because of the submission of a false claim. If the Company is found to have violated the False Claims Act, it could also be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. Certain of the Company’s facilities have received, and other facilities may receive, inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s consolidated financial position, results of operations and liquidity. Governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the Office of Inspector General of the U.S. Department of Health and Human Services (‘‘OIG’’), Centers for Medicare and Medicaid Services (“CMS”), and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and the Company also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the Office of Inspector General of the U.S. Department of Health and Human Services (the ‘‘OIG’’), CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and the Company also performs internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on the Company’s consolidated financial position, results of operations and liquidity.

On February 18, 2014, the Company was served with subpoenas from the OIG acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of the Company’s physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as the Company’s agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain of the Company’s employed physicians and performed by the Company.  The Company was served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the February 2014 subpoena. The Company has recorded a liability for this matter of approximately $5.2 million and $5.1 million that is included in accrued expenses in the condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014, respectively. The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by the Company, review of qualitative and quantitative factors, and an assessment of potential outcomes under different scenarios used to assess the Company’s exposure which may be used to determine a potential settlement should the Company decide not to litigate.  The Company’s recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, the exposure may be less than or more than the liability recorded and the Company will continue to reassess and adjust the liability until this matter is settled.  The Company’s estimate of the high-end of the range of exposure is $10.4 million.

The Company received two Civil Investigative Demands (“CIDs”), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the U.S. Department of Justice (“DOJ”) pursuant to the False Claims Act. The CIDs request information concerning allegations that the Company knowingly billed for services that were not medically necessary and for services not rendered and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy).  The CIDs cover the period from January 1, 2009 to the present.  Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services. The Company’s total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for GAMMA services from January 1, 2009 to March 31, 2015 are approximately $72.3 million. It is not possible to predict when these matters will be resolved or what impact they might have on the Company’s consolidated financial position, results of operations or cash flow.

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

Financial information by geographic segment is as follows (in thousands):

	Three Months ended March 31,
	2015	2014
Total revenues:
U.S. Domestic	$249,163	$212,225
International	29,320	21,172
Total	$278,483	$233,397

Facility gross profit:
U.S. Domestic	$65,606	$55,848
International	16,840	11,422
Total	$82,446	$67,270

Depreciation and amortization:
U.S. Domestic	$21,080	$19,489
International	1,489	1,233
Total	$22,569	$20,722

Capital expenditures: *
U.S. Domestic	$15,621	$24,788
International	1,230	4,670
Total	$16,851	$29,458

* includes capital lease obligations related to capital expenditures

	March 31, 2015	December 31, 2014
Total assets:
U.S. Domestic	$1,001,030	$997,136
International	150,377	149,588
Total	$1,151,407	$1,146,724

Property and equipment:
U.S. Domestic	$237,547	$239,203
International	31,083	31,554
Total	$268,630	$270,757

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$507,528	$483,214
International	66,593	68,062
Total	$574,121	$551,276

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended March 31,
	2015	2014
Facility gross profit	$82,446	$67,270
Less:
General and administrative expenses	28,910	30,114
General and administrative salaries	27,587	27,304
General and administrative depreciation and amortization	3,994	4,810
Provision for doubtful accounts	4,468	4,296
Interest expense, net	25,687	27,527
Fair value adjustment of earn-out liability	460	199
Fair value adjustment of embedded derivative	1,342	—
Loss on sale leaseback transaction	—	135
Foreign currency transaction loss	242	28
Gain on foreign currency derivative contracts	—	(4)
Loss before income taxes	$(10,244)	$(27,139)

17. Supplemental Consolidating Financial Information

21C’s payment obligations under the senior secured credit facility, senior secured second lien notes, and senior subordinated notes are guaranteed by the Company, which owns 100% of 21C and certain domestic subsidiaries of 21C, all of which are, directly or indirectly, 100% owned by 21C (the “Subsidiary Guarantors” and, collectively with the Company, the “Guarantors”). Such guarantees are full, unconditional and joint and several. The consolidated joint ventures, foreign subsidiaries and professional corporations of the Company are non-guarantors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows information for the Company, 21C, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of the Company and 21C and subsidiary guarantors using the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

as of March 31, 2015

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$39,812	$72	$21,349	$16,951	$—	$78,184
Restricted cash	—	—	4,895	2,970	—	7,865
Accounts receivable, net	—	1,225	66,952	85,442	—	153,619
Intercompany receivables	247,706	715	85,747	—	(334,168)	—
Prepaid expenses	—	48	7,668	1,399	—	9,115
Inventories	—	—	3,933	422	—	4,355
Deferred income taxes	(373)	(7,094)	7,466	194	—	193
Other	—	—	6,485	1,336	—	7,821
Total current assets	287,145	(5,034)	204,495	108,714	(334,168)	261,152
Equity investments in joint ventures	(475,163)	569,730	110,463	69	(203,484)	1,615
Property and equipment, net	—	—	190,451	78,179	—	268,630
Real estate subject to finance obligation	—	—	10,849	—	—	10,849
Goodwill	—	—	278,750	214,118	—	492,868
Intangible assets, net	—	—	54,646	26,607	—	81,253
Other assets	—	10,546	16,112	8,382	—	35,040
Intercompany note receivable	35,330	8,450	1,124	—	(44,904)	—
Total assets	$(152,688)	$583,692	$866,890	$436,069	$(582,556)	$1,151,407
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$906	$47,810	$16,491	$—	$65,207
Intercompany payables	—	223,125	—	111,043	(334,168)	—
Accrued expenses	(6)	28,872	48,772	24,670	—	102,308
Income taxes payable	(141)	1,432	(1,935)	4,436	—	3,792
Current portion of long-term debt	—	—	18,257	6,831	—	25,088
Current portion of finance obligation	—	—	257	—	—	257
Other current liabilities	—	—	19,709	1,078	—	20,787
Total current liabilities	(147)	254,335	132,870	164,549	(334,168)	217,439
Long-term debt, less current portion	—	816,832	106,349	12,483	—	935,664
Finance obligation, less current portion	—	—	11,490	—	—	11,490
Embedded derivative features of Series A convertible redeemable preferred stock	17,185	—	—	—	—	17,185
Other long-term liabilities	—	—	28,606	24,734	—	53,340
Deferred income taxes	(665)	(15,699)	18,964	1,402	—	4,002
Intercompany note payable	—	—	—	44,904	(44,904)	—
Total liabilities	16,373	1,055,468	298,279	248,072	(379,072)	1,239,120
Series A convertible redeemable preferred stock	353,388	—	—	—	—	353,388
Noncontrolling interests—redeemable	—	—	—	35,464	19,614	55,078
Total 21st Century Oncology Holdings, Inc. shareholder’s (deficit) equity	(522,449)	(471,776)	568,611	145,898	(242,733)	(522,449)
Noncontrolling interests—nonredeemable	—	—	—	6,635	19,635	26,270
Total (deficit) equity	(522,449)	(471,776)	568,611	152,533	(223,098)	(496,179)
Total liabilities and (deficit) equity	$(152,688)	$583,692	$866,890	$436,069	$(582,556)	$1,151,407

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31, 2015

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$138,464	$118,293	$—	$256,757
Management fees	—	—	15,490	380	—	15,870
Other revenue	—	32	3,902	1,898	—	5,832
(Loss) income from equity investment	(16,758)	3,717	2,028	13	11,024	24
Intercompany revenue	668	339	18,969	—	(19,976)	—
Total revenues	(16,090)	4,088	178,853	120,584	(8,952)	278,483
Expenses:
Salaries and benefits	2	—	93,276	53,681	—	146,959
Medical supplies	—	—	17,520	8,771	—	26,291
Facility rent expenses	—	—	11,361	5,514	—	16,875
Other operating expenses	—	—	7,844	7,080	—	14,924
General and administrative expenses	—	542	21,639	6,729	—	28,910
Depreciation and amortization	—	—	17,634	4,935	—	22,569
Provision for doubtful accounts	—	—	2,326	2,142	—	4,468
Interest expense, net	—	21,077	4,046	564	—	25,687
Electronic health records incentive payment	—	—	114	(114)	—	—
Fair value adjustment of earn-out liability	—	—	232	228	—	460
Fair value adjustment of embedded derivative	1,342	—	—	—	—	1,342
Loss on foreign currency transactions	—	—	—	242	—	242
Gain on foreign currency derivative contracts	—	—	—	—	—	—
Intercompany expenses	—	—	—	19,976	(19,976)	—
Total expenses	1,344	21,619	175,992	109,748	(19,976)	288,727
(Loss) income before income taxes	(17,434)	(17,531)	2,861	10,836	11,024	(10,244)
Income tax (benefit) expense	—	—	(45)	2,735	—	2,690
Net (loss) income	(17,434)	(17,531)	2,906	8,101	11,024	(12,934)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	(952)	(1,356)	(2,308)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(17,434)	(17,531)	2,906	7,149	9,668	(15,242)
Unrealized comprehensive (loss) income	—	—	—	(2,435)	—	(2,435)
Comprehensive (loss) income	(17,434)	(17,531)	2,906	5,666	11,024	(15,369)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	—	—	—	—	(2,065)	(2,065)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(17,434)	$(17,531)	$2,906	$5,666	$8,959	$(17,434)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2015

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(17,434)	$(17,531)	$2,906	$8,101	$11,024	$(12,934)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	15,466	3,858	—	19,324
Amortization	—	—	2,167	1,078	—	3,245
Deferred rent expense	—	—	60	159	—	219
Deferred income taxes	—	—	(107)	(330)	—	(437)
Stock-based compensation	1	—	—	—	—	1
Provision for doubtful accounts	—	—	2,326	2,142	—	4,468
Gain on the sale of property and equipment	—	—	(317)	(7)	—	(324)
Gain on foreign currency transactions	—	—	—	145	—	145
Fair value adjustment of earn-out liability	—	—	232	228	—	460
Fair value adjustment of embedded derivative	1,342	—	—	—	—	1,342
Amortization of debt discount	—	446	—	—	—	446
Amortization of loan costs	—	1,455	—	—	—	1,455
Equity interest in net loss (earnings) of joint ventures	16,758	(3,717)	(2,028)	(13)	(11,024)	(24)
Distribution received from unconsolidated joint ventures	—	—	53	—	—	53
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	(1,172)	(3,570)	(17,679)	—	(22,421)
Income taxes payable	—	(5)	21	1,704	—	1,720
Inventories	—	—	216	(33)	—	183
Prepaid expenses	—	50	494	6	—	550
Intercompany payable / receivable	(26,390)	2,843	12,932	10,615	—	—
Accounts payable and other current liabilities	—	236	3,313	508	—	4,057
Accrued deferred compensation	—	—	245	148	—	393
Accrued expenses / other current liabilities	(6)	17,148	920	2,756	—	20,818
Net cash provided by (used in) operating activities	(25,729)	(247)	35,329	13,386	—	22,739
Cash flows from investing activities
Purchases of property and equipment	—	—	(9,760)	(2,505)	—	(12,265)
Acquisition of medical practices	—	—	(17,661)	(8,304)	—	(25,965)
Restricted cash associated with medical practices	—	—	(814)	—	—	(814)
Proceeds from the sale of property and equipment	—	—	1,063	40	—	1,103
Loans to employees	—	—	(35)	(10)	—	(45)
Intercompany notes to / from affiliates	—	—	(4)	4	—	—
Purchase of noncontrolling interest - non-redeemable	—	—	(1,233)	—	—	(1,233)
Distributions received from joint venture entities	—	196	1,588	—	(1,784)	—
Premiums on life insurance policies	—	—	(173)	(148)	—	(321)
Change in other assets and other liabilities	—	—	21	(83)	—	(62)
Net cash (used in) provided by investing activities	—	196	(27,008)	(11,006)	(1,784)	(39,602)
Cash flows from financing activities
Proceeds from issuance of debt	—	—	382	2,481	—	2,863
Principal repayments of debt	—	—	(4,627)	(5,275)	—	(9,902)
Repayments of finance obligation	—	—	(84)	—	—	(84)
Proceeds from issuance of noncontrolling interest	—	—	—	3,230	—	3,230
Proceeds from noncontrolling interest holders — redeemable and non-redeemable	—	—	743	—	—	743
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(964)	(964)
Cash distributions to shareholders	—	—	—	(2,748)	2,748	—
Net cash (used in) provided by financing activities	—	—	(3,586)	(2,312)	1,784	(4,114)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)
Net (decrease) increase in cash and cash equivalents	(25,729)	(51)	4,735	62	—	(20,983)
Cash and cash equivalents, beginning of period	65,541	123	16,614	16,889	—	99,167
Cash and cash equivalents, end of period	$39,812	$72	$21,349	$16,951	$—	$78,184

CONDENSED CONSOLIDATING BALANCE SHEETS

as of December 31, 2014

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65,541	$123	$16,614	$16,889	$—	$99,167
Restricted cash	—	—	4,081	2,970	—	7,051
Accounts receivable, net	—	53	64,885	72,869	—	137,807
Intercompany receivables	221,316	556	98,628	—	(320,500)	—
Prepaid expenses	—	98	7,356	1,274	—	8,728
Inventories	—	—	4,149	377	—	4,526
Deferred income taxes	(372)	(7,094)	7,465	228	—	227
Other	—	—	6,593	864	—	7,457
Total current assets	286,485	(6,264)	209,771	95,471	(320,500)	264,963
Equity investments in joint ventures	(458,028)	566,587	88,959	58	(195,930)	1,646
Property and equipment, net	—	—	197,031	73,726	—	270,757
Real estate subject to finance obligation	—	—	22,552	—	—	22,552
Goodwill	—	—	278,750	190,846	—	469,596
Intangible assets, net	—	—	56,813	24,867	—	81,680
Other assets	—	12,002	15,557	7,971	—	35,530
Intercompany note receivable	35,330	8,450	1,120	—	(44,900)	—
Total assets	$(136,213)	$580,775	$870,553	$392,939	$(561,330)	$1,146,724
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$670	$40,691	$16,274	$—	$57,635
Intercompany payables	—	220,123	—	100,377	(320,500)	—
Accrued expenses	—	11,724	48,028	22,857	—	82,609
Income taxes payable	(141)	1,437	(1,956)	2,774	—	2,114
Current portion of long-term debt	—	—	18,195	8,155	—	26,350
Current portion of finance obligation	—	—	433	—	—	433
Other current liabilities	—	—	18,291	1,396	—	19,687
Total current liabilities	(141)	233,954	123,682	151,833	(320,500)	188,828
Long-term debt, less current portion	—	816,386	110,656	13,729	—	940,771
Finance obligation, less current portion	—	—	23,610	—	—	23,610
Embedded derivative features of Series A convertible redeemable preferred stock	15,843	—	—	—	—	15,843
Other long-term liabilities	—	—	27,453	23,626	—	51,079
Deferred income taxes	(665)	(15,699)	19,070	1,774	—	4,480
Intercompany note payable	—	—	—	44,900	(44,900)	—
Total liabilities	15,037	1,034,641	304,471	235,862	(365,400)	1,224,611
Series A convertible redeemable preferred stock	328,926	—	—	—	—	328,926
Noncontrolling interests—redeemable	—	—	—	34,524	15,273	49,797
Total 21st Century Oncology Holdings, Inc. shareholder’s (deficit) equity	(480,176)	(453,866)	566,082	115,929	(228,145)	(480,176)
Noncontrolling interests—nonredeemable	—	—	—	6,624	16,942	23,566
Total (deficit) equity	(480,176)	(453,866)	566,082	122,553	(211,203)	(456,610)
Total liabilities and (deficit) equity	$(136,213)	$580,775	$870,553	$392,939	$(561,330)	$1,146,724

CONSENDSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31, 2014

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$130,738	$83,170	$—	$213,908
Management fees	—	—	16,319	278	—	16,597
Other revenue	—	21	2,599	310	—	2,930
(Loss) income from equity investment	(39,184)	(17,437)	(8,116)	9	64,690	(38)
Intercompany revenue	—	207	19,205	—	(19,412)	—
Total revenues	(39,184)	(17,209)	160,745	83,767	45,278	233,397
Expenses:
Salaries and benefits	34	—	92,371	33,504	—	125,909
Medical supplies	—	—	15,537	6,197	—	21,734
Facility rent expenses	—	—	11,679	3,816	—	15,495
Other operating expenses	—	—	8,899	5,482	—	14,381
General and administrative expenses	—	131	25,184	4,799	—	30,114
Depreciation and amortization	—	—	17,339	3,383	—	20,722
Provision for doubtful accounts	—	—	2,791	1,505	—	4,296
Interest expense, net	—	21,919	3,835	1,773	—	27,527
Electronic health records incentive payment	—	—	68	(68)	—	—
Loss on sale leaseback transaction	—	—	135	—	—	135
Fair value adjustment of earn-out liability	—	—	199	—	—	199
Loss on foreign currency transactions	—	—	—	28	—	28
Gain on foreign currency derivative contracts	—	(4)	—	—	—	(4)
Intercompany expenses	—	—	—	19,412	(19,412)	—
Total expenses	34	22,046	178,037	79,831	(19,412)	260,536
(Loss) income before income taxes	(39,218)	(39,255)	(17,292)	3,936	64,690	(27,139)
Income tax (benefit) expense	—	(50)	1	2,155	—	2,106
Net (loss) income	(39,218)	(39,205)	(17,293)	1,781	64,690	(29,245)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	(498)	(438)	(936)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(39,218)	(39,205)	(17,293)	1,283	64,252	(30,181)
Unrealized comprehensive (loss) income	—	—	—	(9,856)	—	(9,856)
Comprehensive (loss) income	(39,218)	(39,205)	(17,293)	(8,075)	64,690	(39,101)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	—	—	—	—	(117)	(117)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(39,218)	$(39,205)	$(17,293)	$(8,075)	$64,573	$(39,218)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2014

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(39,218)	$(39,205)	$(17,293)	$1,781	$64,690	$(29,245)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	14,494	2,243	—	16,737
Amortization	—	—	2,845	1,140	—	3,985
Deferred rent expense	—	—	100	(239)	—	(139)
Deferred income taxes	—	(96)	—	140	—	44
Stock-based compensation	35	—	—	—	—	35
Provision for doubtful accounts	—	—	2,791	1,505	—	4,296
Loss (gain) on the sale of property and equipment	—	—	43	(28)	—	15
Loss on sale leaseback transaction	—	—	135	—	—	135
Gain on foreign currency transactions	—	—	—	(49)	—	(49)
Gain on foreign currency derivative contracts	—	(4)	—	—	—	(4)
Fair value adjustment of earn-out liability	—	—	199	—	—	199
Amortization of debt discount	—	455	33	84	—	572
Amortization of loan costs	—	1,465	—	28	—	1,493
Equity interest in net loss (earnings) of joint ventures	39,184	17,437	8,116	(9)	(64,690)	38
Distribution received from unconsolidated joint ventures	—	—	54	—		54
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	(2)	(11,881)	(10,738)	—	(22,621)
Income taxes payable	645	22	(143)	878	—	1,402
Inventories	—	—	(662)	273	—	(389)
Prepaid expenses	—	29	(278)	821	—	572
Intercompany payable / receivable	1,401	(8,985)	2,696	4,888	—	—
Accounts payable and other current liabilities	(830)	(51)	(330)	5,072	—	3,861
Accrued deferred compensation	—	—	(59)	99	—	40
Accrued expenses / other current liabilities	—	17,146	5,441	(3,923)	—	18,664
Net cash provided by (used in) operating activities	1,217	(11,789)	6,301	3,966	—	(305)
Cash flows from investing activities
Purchases of property and equipment	—	—	(12,925)	(6,138)	—	(19,063)
Acquisition of medical practices	—	—	(2,200)	(47,119)	—	(49,319)
Restricted cash associated with medical practices	—	2	63	(10,377)	—	(10,312)
Proceeds from the sale of property and equipment	—	—	1	72	—	73
Loans to employees	—	—	(261)	(33)	—	(294)
Intercompany notes to / from affiliates	—	(2,400)	(198)	2,598	—	—
Contribution of capital to joint venture entities	—	(2,315)	(239)	—	2,239	(315)
Distributions received from joint venture entities	—	—	45	—	(45)	—
Premiums on life insurance policies	—	—	81	(86)	—	(5)
Change in other assets and other liabilities	—	250	(55)	13	—	208
Net cash (used in) provided by investing activities	—	(4,463)	(15,688)	(61,070)	2,194	(79,027)
Cash flows from financing activities
Proceeds from issuance of debt	—	32,000	5,650	60,409	—	98,059
Principal repayments of debt	—	(17,000)	(3,946)	(2,633)	—	(23,579)
Repayments of finance obligation	—	—	(61)	—	—	(61)
Proceeds from equity contribution	—	—	2,000	468	(2,239)	229
Proceeds from noncontrolling interest holders — redeemable and non-redeemable	—	1,250	—	—	—	1,250
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(45)	(45)
Cash distributions to shareholders	—	—	—	(90)	90	—
Payments of costs for equity securities offering	(698)	—	—	—	—	(698)
Payments of loan costs	—	—	—	(967)		(967)
Net cash (used in) provided by financing activities	(698)	16,250	3,643	57,187	(2,194)	74,188
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(32)	—	(32)
Net (decrease) increase in cash and cash equivalents	519	(2)	(5,744)	51	—	(5,176)
Cash and cash equivalents, beginning of period	161	122	9,084	8,095	—	17,462
Cash and cash equivalents, end of period	$680	$120	$3,340	$8,146	$—	$12,286

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  This section of this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q in the section titled “Risk Factors” and  in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this Form 10-Q. References in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are references to 21st Century Oncology Holdings, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise. References in this Quarterly Report on Form 10-Q to “our treatment centers” refer to owned, managed and hospital based treatment centers.

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

We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of March 31, 2015, was comprised of approximately 804 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, and urology. Our physicians provide medical services at approximately 394 locations, including our 182 radiation therapy centers. Of the 182 radiation therapy centers, 34 treatment centers were internally developed and 137 were acquired (including three which were transitioned from professional and other arrangements to freestanding). 54 radiation therapy centers operate in partnership with health systems and other clinics and community-based sites. Our 147 radiation therapy cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 32 local markets in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, Washington, and West Virginia. Our 35 international radiation therapy centers in Latin America are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets.

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our U.S. domestic net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the three months ended March 31, 2015 and 2014.

	Year Ended December 31,	Three Months Ended March 31,
U.S. Domestic:	2014	2015	2014

Payer
Medicare	39.8%	41.7%	41.8%
Commercial	57.1	55.8	54.6
Medicaid	2.2	1.5	2.7
Self-pay	0.9	1.0	0.9

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our U.S. net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 1.5% of our U.S. net patient service revenue for the three months ended March 31, 2015.

In the final Medicare 2014 Physician Fee Schedule, CMS did finalize its proposal to revise the Medicare Economic Index (“MEI”) -2% impact, CMS also incorporated updated RVUs for new and existing codes +3% impact resulting in a net impact of +1% for radiation oncology overall. Because the MEI policy only applies to freestanding settings, the impact to freestanding centers is approximately flat, while hospital-based radiation oncologists would receive an increase in payment under the final rule.

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

Historically, Medicare reimbursement rates for all services and procedures have been determined by the Sustainable Growth Rate (“SGR”), which takes into account an annually-updated conversion factor and ties Medicare reimbursement to inflation. For the last several years, the SGR policy has threatened significant cuts to Medicare reimbursement, although Congress has routinely overridden use of the SGR formula and delayed those cuts. In April 2015, Congress passed the Medicare Access and CHIP Reauthorization Act, which permanently repeals the SGR formula and increases base Medicare reimbursement by 0.5 percent each year between 2015 and 2019. Base payments then remain steady from 2020 through 2025 under the new law, but healthcare providers are able to earn merit-based incentive payments beginning in 2019 based on measures such as meaningful use of electronic health records, physician quality reporting, and healthcare delivery models that emphasize quality of care. In 2026 and subsequent years, professionals participating in alternative payment models that meet certain criteria would receive annual updates of 0.75 percent, while all other professionals would receive annual updates of 0.25 percent.

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

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 97% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the three months ended March 31, 2015 approximately 3% of our U.S. net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

•                  increased costs associated with development and optimization of our internal infrastructure; and

•                  healthcare reform.

Recent Developments

Notes Offering

On April 30, 2015, 21st Century Oncology, Inc. (“21C”), our wholly owned subsidiary, completed an offering of $360.0 million aggregate principal amount of 11.00% senior notes due 2023 at an issue price of 100.00% (the “Notes”).  The Notes are senior unsecured obligations of 21C and are guaranteed on an unsecured senior basis by us and each of 21C’s existing and future direct and indirect domestic subsidiaries that is a guarantor under the 2015 Credit Facilities (as defined below) (the “Guarantors”).

The Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

21C used the net proceeds from the offering, together with cash on hand and borrowings under the 2015 Credit Facilities, to repay our $90.0 million term loan facility, to redeem our 9 7/8% Senior Subordinated Notes due 2017 and our 8 7/8% Senior Secured Second Lien Notes due 2017, to repurchase the 11 3/4% Senior Secured Notes due 2017 issued by OnCure Holdings, Inc. (“OnCure”), to pay related fees and expenses and for general corporate purposes.

The Notes were issued pursuant to an indenture, dated April 30, 2015 (the “Indenture”), among 21C, the Guarantors and Wilmington Trust, National Association, governing the Notes.

Interest is payable on the Notes on each May 1 and November 1, commencing November 1, 2015. 21C may redeem some or all of the Notes at any time prior to May 1, 2018 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date, if any, and an applicable make-whole premium. On or after May 1, 2018, 21C may redeem some or all of the Notes at redemption prices set forth in the Indenture. In addition, at any time prior to May 1, 2018, 21C may redeem up to 35% of the aggregate principal amount of the Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

The Indenture contains covenants that, among other things, restrict the ability of 21C and certain of its subsidiaries to: incur additional debt or issue preferred shares; pay dividends on or make distributions in respect of their equity interest or make other restricted payments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. In addition, in certain circumstances, if 21C sells assets or experiences certain changes of control, it must offer to purchase the Notes.

Supplemental Indenture for the 11¾% Senior Secured Notes due 2017

On April 28, 2015, we announced that our indirectly wholly owned subsidiary, OnCure, had received, pursuant to its previously announced cash tender offer and related consent solicitation for any and all of its outstanding 11¾% Senior Secured Notes due 2017 (the “OnCure Notes”), the requisite consents to adopt proposed amendments to the Amended and Restated Indenture, dated as of October 25, 2013 (as otherwise amended, supplemented or modified, the “OnCure Indenture”), by and among OnCure, the guarantors signatory thereto (the “OnCure Guarantors”) and Wilmington Trust, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent, under which the OnCure Notes were issued. The tender offer and consent solicitation are being made upon the terms and conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated April 13, 2015.

As of 5:00 p.m. New York City time, on April 24, 2015 (the “Consent Expiration”), holders of 99.40% of the OnCure Notes (not including any OnCure Notes subject to escrow arrangements) had tendered their OnCure Notes in the tender offer and consented to the proposed amendments to the OnCure Indenture.

In conjunction with receiving the requisite consents, OnCure, the OnCure Guarantors and the Trustee entered into the third supplemental indenture to the OnCure Indenture, dated as of April 28, 2015 (the “Third Supplemental Indenture”).

The Third Supplemental Indenture gives effect to the proposed amendments to the OnCure Indenture, which eliminate substantially all the restrictive covenants, certain events of default and certain related provisions contained in the OnCure Indenture. The amendments to the OnCure Indenture became operative upon OnCure’s purchase of the OnCure Notes tendered at or prior to the Consent Expiration pursuant to the tender offer.

Credit Agreement

On April 30, 2015, 21C also entered into the 2015 Credit Agreement (the “2015 Credit Agreement”) among 21C, as borrower, us, Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the “2015 Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

The credit facilities provided under the 2015 Credit Agreement consist of a revolving credit facility providing for up to $125 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “2015 Revolving Credit Facility”) and an initial term loan facility providing for $610 million of term loan commitments (the “2015 Term Facility” and together with the 2015 Revolving Credit Facility, the “2015 Credit Facilities”).  21C may (i) increase the aggregate amount of revolving loans by an amount not to exceed $25 million in the aggregate and (ii) subject to a consolidated secured leverage ratio test, increase the aggregate amount of the term loans or the revolving loans by an unlimited amount or issue pari passu or junior secured loans or notes or unsecured loans or notes in an unlimited amount.  The 2015 Revolving Credit Facility will mature in five years and the 2015 Term Facility will mature in seven years.

Loans under the 2015 Term Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), provided that such percentage shall be deemed to be not less than 1.00%, plus (iii) a rate per annum equal to 5.50%; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, provided that such percentage shall be deemed to be not less than 2.00%, plus (ii) a rate per annum equal to 4.50%.

Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin based upon a total leverage pricing grid; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin based upon a total leverage pricing grid.

21C will pay certain recurring fees with respect to the 2015 Revolving Credit Facility, including (i) fees on the unused commitments of the lenders under the 2015 Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

The 2015 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to:  incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Notes; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, under the 2015 Credit Facilities, we are required to comply with a first lien leverage ratio of 7.50 to 1.00 until March 30, 2018, stepping down to 6.25 to 1.00 thereafter.

The 2015 Credit Facilities contain customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross default to other material indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation and a change of control.

As of the closing date, the obligations of 21C under the 2015 Credit Facilities are guaranteed by us and each direct and indirect, domestic subsidiary of 21C, subject to customary exceptions.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	% Change
United States
Number of treatment days	63	63	0.0%

Total RVUs — freestanding centers	4,287,889	3,793,809	13.0%

RVUs per day — freestanding centers	68,062	60,219	13.0%

Percentage change in RVUs per day - freestanding centers - same store basis	7.7%	0.8%

Total treatments - freestanding centers	211,086	191,993	9.9%

Treatments per day - freestanding centers	3,351	3,048	9.9%

Percentage change in revenue per treatment freestanding centers — same store basis	0.6%	3.2%

Percentage change in treatments per day freestanding centers — same store basis	3.9%	3.4%

Percentage change in freestanding revenues same store basis	4.6%	6.8%

Total radiation oncology cases completed *	7,863	7,629	3.1%

Revenue per radiation oncology case	$17,862	$18,258

Radiation therapy centers - freestanding (global)	171	173	(1.2)%

Radiation therapy centers — hospital / other groups (global)	11	12	(8.3)%

Total radiation therapy centers	182	185	(1.6)%

Days sales outstanding at quarter end	36	35

United States
Net patient service revenue (global) — professional services only (in thousands)	$86,709	$70,859

Net patient service revenue (global) — excluding physician practice expense (in thousands)	$278,261	$235,547

*              Total cases completed represents a count of patients that have completed their course of treatment. Total case counts are based on legacy and acquired clinical systems.

The following table summarizes key operating statistics of our results of operations for our international operations, which are operated through Medical Developers, LLC (“MDLLC”) and its subsidiaries for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
International	2015	2014	% Change

Total number of new cases	4,501	4,281	5.1%

Revenue per radiation oncology case	$6,509	$4,946

International

Comparison of the Three Months Ended March 31, 2015 and 2014

MDLLC’s total revenues increased $8.1 million, or 38.5%, from $21.2 million to $29.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Total revenue was positively impacted by $0.7 million of revenue from the acquisition of a center in Guatemala City, Guatemala in January 2014, revenue from an acquisition made in Argentina in March 2014, and revenue from a de novo in The Dominican Republic which began operations in October, 2014 as well as treatment mix. Case growth increased by 220 or 5.1% during the quarter. The trend toward more clinically-advanced treatments, which require more time to complete, continued during the quarter with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments versus 2D treatments as compared to the same period in 2014.

Facility gross profit increased $5.4 million, or 47.4% from $11.4 million to $16.8 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  Facility-level gross profit as a percentage of total revenues increased to 57.4% from 53.9%. Lower salaries and benefits, medical supplies, facility rent, and repairs and maintenance costs as a percentage of revenues offset increases physician compensation and incremental depreciation expense relating to our continued growth and investment in Latin America, and expenses related to a recently-opened center and another center which is anticipated to open later in 2015.

The following table presents summaries of our results of operations for the three months ended March 31, 2015 and 2014.

(in thousands):	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Revenues:
Net patient service revenue	$256,757	92.2%	$213,908	91.7%
Management fees	15,870	5.7	16,597	7.1
Other revenue	5,856	2.1	2,892	1.2
Total revenues	278,483	100.0	233,397	100.0
Expenses:
Salaries and benefits	146,959	52.8	125,909	53.9
Medical supplies	26,291	9.4	21,734	9.3
Facility rent expenses	16,875	6.1	15,495	6.6
Other operating expenses	14,924	5.4	14,381	6.2
General and administrative expenses	28,910	10.4	30,114	12.9
Depreciation and amortization	22,569	8.1	20,722	8.9
Provision for doubtful accounts	4,468	1.6	4,296	1.8
Interest expense, net	25,687	9.2	27,527	11.8
Loss on sale leaseback transaction	—	—	135	0.1
Fair value adjustment of earn-out liability	460	0.2	199	0.1
Fair value adjustment of embedded derivative	1,342	0.5	—	—
Loss on foreign currency transactions	242	0.1	28	—
Gain on foreign currency derivative contracts	—	—	(4)	—
Total expenses	288,727	103.8	260,536	111.6
Loss before income taxes	(10,244)	(3.8)	(27,139)	(11.6)
Income tax expense	2,690	1.0	2,106	0.9
Net loss	(12,934)	(4.8)	(29,245)	(12.5)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(2,308)	(0.8)	(936)	(0.4)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(15,242)	(5.6)%	$(30,181)	(12.9)%

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

Net patient service revenue. For the three months ended March 31, 2015 and 2014, net patient service revenue comprised 92.2% and 91.7%, respectively, of our total revenues.  In our net patient service revenue for the three months ended March 31, 2015 and 2014, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 31.1% and 30.4%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each radiation therapy center. For the three months ended March 31, 2015 and 2014, management fees comprised 5.7% and 7.1%, respectively, of our total revenues.

Other revenue. For the three months ended March 31, 2015 and 2014, other revenue comprised approximately 2.1% and 1.2%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $45.1 million, or 19.3%, from $233.4 million for the three months ended March 31, 2014 to $278.5 million for the three months ended March 31, 2015. Total revenue was positively impacted by $37.0 million due to our expansion into new practices and treatments centers in new and existing local markets during 2014 and 2015 through the acquisition of medical oncology and surgery practices in Florida and the acquisition of physician radiation practices in Argentina, Dominican Republic, Guatemala, Florida, New York, Rhode Island, and Washington and the opening of two de novo centers as follows:

Date	Sites	Location	Market	Type

January 2014	1	Guatemala	International (Guatemala)	Acquisition

February 2014	17	Miami/Dade/Palm Beach/ Broward Counties — Florida	Miami/Dade/Palm Beach/ Broward Counties — Florida	Acquisition - SFRO Freestanding

February 2014	4	Miami/Dade/Palm Beach/ Broward Counties — Florida	Miami/Dade/Palm Beach/ Broward Counties — Florida	Acquisition - SFRO professional / other

February 2014	1	Westchester/Bronx/Long Island — New York	Westchester/Bronx/Long Island — New York	De Novo

March 2014	1	Latin America	International (Argentina)	Acquisition

October 2014	1	Miami - Florida	Miami/Dade County	Acquisition

October 2014	1	The Dominican Republic	International (The Dominican Republic)	De Novo

January 2015	1	Washington	Washington	Acquisition

January 2015	1	Rhode Island	Rhode Island	Acquisition

January 2015	1	Palm Beach County — Florida	Palm Beach County — Florida	Acquisition

Revenue in our existing local markets and practices increased by approximately $8.5 million offset by a decrease in revenue from CMS for the 2014 PQRI program of approximately $0.4 million

Expenses

Salaries and benefits. Salaries and benefits increased by $21.1 million, or 16.7%, from $125.9 million for the three months ended March 31, 2014 to $147.0 million for the three months ended March 31, 2015. Salaries and benefits as a percentage of total revenues decreased from 53.9% for the three months ended March 31, 2014 to 52.8% for the three months ended March 31, 2015.  Additional staffing of personnel and physicians due to our development and expansion in medical oncology and surgery practices in Florida and the acquisitions of treatment centers in new and existing local markets during 2014 and 2015 contributed $20.8 million to our salaries and benefits. For existing practices and centers within our local markets, salaries and benefits increased $0.3 million due to increases in severance payments for terminated employees due to a reduction in workforce and incurred severance payments to certain executives.

Medical supplies. Medical supplies increased by $4.6 million, or 21.0%, from $21.7 million for the three months ended March 31, 2014 to $26.3 million for the three months ended March 31, 2015. Medical supplies as a percentage of total revenues increased from 9.3% for the three months ended March 31, 2014 to 9.4% for the three months ended March 31, 2015. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $6.5 million of the increase was related to our development and expansion in medical oncology and surgery practices in Florida and the acquisitions of treatment centers in new and existing local markets during 2014 and 2015. In our remaining practices and centers in existing local markets, medical supplies decreased by approximately $1.9 million as certain chemotherapy drugs were increasingly administered through hospital settings under physician practice arrangements. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.4 million, or 8.9%, from $15.5 million for the three months ended March 31, 2014 to $16.9 million for the three months ended March 31, 2015. Facility rent expenses as a percentage of total revenues decreased from 6.6% for the three months ended March 31, 2014 to 6.1% for the three months ended March 31, 2015. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $1.5 million of the increase was related to our development and expansion in medical oncology and surgery practices in Florida and the acquisitions of treatment centers in new and existing local markets during 2014 and 2015. Facility rent expense in our remaining practices and centers in existing local markets decreased by approximately $0.1 million.

Other operating expenses. Other operating expenses increased by $0.5 million or 3.8%, from $14.4 million for the three months ended March 31, 2014 to $14.9 million for the three months ended March 31, 2015.  Other operating expense as a percentage of total revenues decreased from 6.2% for the three months ended March 31, 2014 to 5.4% for the three months ended March 31, 2015.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $1.0 million of the increase was related to our development and expansion in medical oncology and surgery practices in Florida and the acquisitions of treatment centers in new and existing local markets during 2014 and 2015. In our remaining practices and centers in existing local markets, other operating expenses decreased by approximately $0.5 million.

General and administrative expenses. General and administrative expenses decreased by $1.2 million or 4.0%, from $30.1 million for the three months ended March 31, 2014 to $28.9 million for the three months ended March 31, 2015. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues decreased from 12.9% for the three months ended March 31, 2014 to 10.4% for the three months ended March 31, 2015.  The net decrease of $1.2 million in general and administrative expenses was due to an increase of approximately $1.9 million relating to our development and expansion in medical oncology and surgery practices in Florida and the acquisitions of treatment centers in new and existing local markets during 2014 and 2015. In addition, there was an increase of approximately $1.2 million in litigation settlements with certain physicians and legal and consulting costs associated with the Medicare diagnostic matter, offset by decreases in $0.1 million related to expenses for consulting services for the CMS 2014 fee schedule, $3.1 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $0.3 million relating to our rebranding initiatives and a decrease of approximately $0.8 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization expense increased by $1.9 million or 8.9%, from $20.7 million for the three months ended March 31, 2014 to $22.6 million for the three months ended March 31, 2015. Depreciation and amortization expense as a percentage of total revenues decreased from 8.9% for the three months ended March 31, 2014 to 8.1% for the three months ended March 31, 2015.  The change in depreciation and amortization was due to an increase of approximately $2.1 million relating to our development and expansion in medical oncology and surgery practices in Florida and the acquisitions of treatment centers in new and existing local markets during 2014 and 2015. An increase in capital expenditures related to our investment in advanced radiation treatment technologies and software maintenance in certain local markets increased our depreciation and amortization by approximately $0.5 million offset by a decrease of approximately $0.7 million in amortization of certain non-compete agreements.

Provision for doubtful accounts. The provision for doubtful accounts increased by $0.2 million, or 4.0%, from $4.3 million for the three months ended March 31, 2014 to $4.5 million for the three months ended March 31, 2015.  The provision for doubtful accounts as a percentage of total revenues decreased from 1.8% for the three months ended March 31, 2014 to 1.6% for the three months ended March 31, 2015. We continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self-pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

Interest expense, net. Interest expense, decreased by $1.8 million, or 6.7%, from $27.5 million for the three months ended March 31, 2014 to $25.7 million for the three months ended March 31, 2015. As of March 31, 2015, we had approximately $90.0 million outstanding in our Term Facility and $-0- million outstanding in our Revolver Credit Facility. The decrease is attributable to the reduction of outstanding debt including the Revolver Credit Facility and the pay-off of the SFRO Credit Agreement which provided for a $60 million Term B Loan, $7.9 million Term A Loan, and assumed capital lease obligations.

Fair value adjustment of earn-out liability. We funded a portion of the purchase price pursuant to the OnCure, SFRO, and Kennewick, Washington acquisitions with contingent consideration. The contingent consideration is generally dependent on the acquiree achieving certain EBTIDA thresholds. We estimated and recorded an earn-out liability for each of the acquisitions as of their respective acquisition dates. We estimate the fair value of the earn-out liabilities at each reporting date. Changes to the estimated earn-out liabilities are recorded to expense in the fair value adjustment of earn-out liability caption in the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2015 and 2014 we recorded $0.5 million and $0.2 million, respectively related to changes in the fair value of earn-out liabilities.

Fair value adjustment of embedded derivative. Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of our qualifying initial public offering or a qualifying merger, we will execute and deliver to Canada Pension Plan Investment Board (“CPPIB”) a Warrant Agreement (the “Warrant Agreement”) and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share.  The warrants expire on the tenth anniversary of the date of issuance. We evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. We estimate the fair value of the embedded derivative at each reporting date and record the change in fair value of the embedded derivative to expense in the fair value adjustment of embedded derivative caption in the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2015 and 2014 we recorded $1.3 million and $0 million, respectively related to changes in the fair value of the embedded derivative.

Gain on foreign currency derivative contracts.  We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. We maintained a foreign currency derivative contract which expired on March 31, 2014. The expiration of the foreign currency derivative contract and the mark to market valuation of the remaining contracts resulted in a gain of $4,000 in 2014.

Income taxes.  Our effective tax rate was (26.3)% for the three months ended March 31, 2015 and (7.8)% for the three months ended March 31, 2014. The change in the effective rate for the first quarter of 2015 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.  As a result, on an absolute dollar basis, the expense for income taxes changed by $0.6 million from the income tax expense of $2.1 million for the three months ended March 31, 2014 to $2.7 million for the three months ended March 31, 2015.

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

Net loss. Net loss decreased by $16.3 million, from $29.2 million in net loss for the three months ended March 31, 2014 to $12.9 million net loss for the three months ended March 31, 2015.  Net loss represents 12.5% of total revenues for the three months ended March 31, 2014 and 4.8% of total revenues for the three months ended March 31, 2015.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  63 of our 182 radiation therapy centers are located in Florida.

Liquidity and Capital Resources

We are highly leveraged. As of March 31, 2015, we had $960.8 million of long-term debt outstanding. We have experienced and continue to experience losses from operations. We reported a net loss of approximately $343.2 million, $78.2 million, and $151.1 million for the years ended December 31, 2014, 2013, and 2012, respectively, and $12.9 million and $29.2 million for the three month periods ended March 31, 2015 and 2014, respectively. Our cash from operations has improved from cash used in operating activities of $0.3 million to cash provided by operating activities of $22.7 million for the three months ended March 31, 2014 and 2015, respectively.

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

Our principal capital requirements are for working capital, acquisitions, medical equipment replacement and expansion and de novo treatment center development. Working capital and medical equipment are funded through cash from operations, supplemented, as needed, by our revolving credit facility. The construction of de novo treatment centers is funded directly by third parties and then leased to us. We finance our operations, capital expenditures and acquisitions through a combination of borrowings and cash generated from operations.

We have several initiatives designed to increase profitability including: (i) fully integrating our recent acquisitions to improve operational performance; (ii) improving commercial payer contracting to increase reimbursement;  (iii) continued development and expansion of our integrated cancer care model; and (iv) realignment of our physician compensation arrangements to reflect the current reimbursement environment. Although we are significantly leveraged, we expect that the current cash balance, liquidity from our revolver, and cash generated from operations will be sufficient to meet working capital, capital expenditure, debt service, and other cash needs through March 31, 2016.

Cash Flows From Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2014 was $0.3 million. Net cash provided by operating activities for the three month period ended March 31, 2015 was $22.7 million.

Net cash provided by operating activities increased by $23.0 million from $0.3 million used in operating activities for the three month period ended March 31, 2014 to $22.7 million provided by operating activities for the three month period ended March 31, 2015 predominately due to management of our vendor payables and increased cash flow related to our OnCure and SFRO transactions, along with continued expense management of consulting and other general and administrative expenses.

Cash at March 31, 2015 held by our foreign subsidiaries was $5.0 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the three month periods ended March 31, 2014 and 2015 was $79.0 million and $39.6 million, respectively.

Net cash used in investing activities decreased by $39.4 million from $79.0 million for the three month period ended March 31, 2014 to $39.6 million for the three month period ended March 31, 2015.  In 2015, net cash used in investing activities was impacted by approximately $26.0 million in the acquisition of medical practices. On January 2, 2015, we purchased an 80% equity interest in a legal entity that operates a radiation oncology facility in Kennewick, Washington for approximately $19.2 million, subject to working capital and other customary adjustments. The transaction was funded with $17.7 million in cash, assumed capital lease obligation of $0.3 million, and a $1.3 million contingent earn-out payment. On January 6, 2015, we purchased the assets of a radiation oncology practice located in Warrick, Rhode Island for approximately $8.0 million in cash. On January 6, 2015, we purchased the assets of a radiation oncology practice we already managed located in Hollywood, Florida for approximately $0.5 million in cash. On January 6, 2015, we purchased an additional 9% interest in a joint venture radiation oncology practice for approximately $1.2 million in cash. During 2015, we purchased approximately $12.3 million in property and equipment.

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

Cash Flows From Financing Activities

Net cash provided by financing activities for the three month period ended March 31, 2014 was $74.2 million and net cash used in financing activities for the three months ended March, 31, 2015 was $4.1 million.

On January 6, 2015, one of our joint ventures acquired the assets of a radiation oncology practice located in Warwick, Rhode Island for approximately $8.0 million. Two of our hospital partners in the joint venture contributed approximately $3.2 million in 2015 for the purchase transaction.

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

For the three months ended March 31, 2014, we paid approximately $0.7 million in costs associated with an initial public offering costs and incurred costs of approximately $0.3 million.

On February 1, 2015, the Company formed a joint venture comprising the operations of three radiation therapy centers located in New Jersey and sold a 30% interest of the joint venture to the Lourdes Health systems for approximately $0.7 million.

We had partnership distributions from non-controlling interests of approximately $0.1 million and $1.0 million in 2014 and 2015, respectively.

Notes Offering

On April 30, 2015, 21C completed an offering of $360.0 million aggregate principal amount of the Notes at an issue price of 100.00%.  The Notes are senior unsecured obligations of 21C and are guaranteed on an unsecured senior basis by us and the Guarantors under the 2015 Credit Facilities.

The Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

21C used the net proceeds from the offering, together with cash on hand and borrowings under the Credit Facilities, to repay our $90.0 million term loan facility, to redeem our 9 7/8% Senior Subordinated Notes due 2017 and our 8 7/8% Senior Secured Second Lien Notes due 2017, to repurchase the 11 3/4% Senior Secured Notes due 2017 issued by OnCure, to pay related fees and expenses and for general corporate purposes.

The Notes were issued pursuant to the Indenture among 21C, the Guarantors and Wilmington Trust, National Association, governing the Notes.

Interest is payable on the Notes on each May 1 and November 1, commencing November 1, 2015. 21C may redeem some or all of the Notes at any time prior to May 1, 2018 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date, if any, and an applicable make-whole premium. On or after May 1, 2018, 21C may redeem some or all of the Notes at redemption prices set forth in the Indenture. In addition, at any time prior to May 1, 2018, 21C may redeem up to 35% of the aggregate principal amount of the Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

The Indenture contains covenants that, among other things, restrict the ability of 21C and certain of its subsidiaries to: incur additional debt or issue preferred shares; pay dividends on or make distributions in respect of their equity interest or make other restricted payments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. In addition, in certain circumstances, if 21C sells assets or experiences certain changes of control, it must offer to purchase the Notes.

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

On March 1, 2011, we issued $50 million of 9 7/8% Senior Subordinated Notes due 2017 pursuant to a Commitment Letter from DDJ Capital Management, LLC. The proceeds of $48.5 million were used (i) to fund the Company’s acquisition of all of the outstanding membership units of MDLLC and substantially all of the interests of MDLLC’s affiliated companies (the “MDLLC Acquisition”) and (ii) to fund transaction costs associated with the MDLLC Acquisition.  We incurred approximately $1.6 million in transaction fees and expenses, including legal, accounting and other fees and expenses in connection with the new notes, and an initial purchasers’ discount of $0.6 million.

Senior Secured Second Lien Notes

On May 10, 2012, we issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017 (the “Secured Notes”).

The Secured Notes were issued pursuant to an indenture, dated May 10, 2012 (the “Secured Notes Indenture”), the Company, the guarantors signatory thereto and Wilmington Trust, National Association, as trustee and collateral agent. The Secured Notes are senior secured second lien obligations of the Company and are guaranteed on a senior secured second lien basis by the Company, and each of our domestic subsidiaries to the extent such guarantor is a guarantor of the Company’s obligations under the Revolving Credit Facility.

Senior Secured Notes

On October 25, 2013, we completed the acquisition of OnCure. The transaction included the issuance of $82.5 million in senior secured notes of OnCure (the “OnCure Notes”), which accrue interest at a rate of 11 3/4% per annum and mature January 15, 2017, of which $7.5 million is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions. The OnCure Notes were issued pursuant to an Amended and Restated Indenture (the “OnCure Indenture”) of OnCure, with OnCure, as issuer, the subsidiaries of OnCure named therein, as guarantors, the Company, 21C and the subsidiaries of the Company and 21C named therein, as guarantors  and Wilmington Trust, National Association, as trustee and collateral agent. The OnCure Notes are senior secured obligations of OnCure and certain of its subsidiaries that guarantee the OnCure Notes and senior unsecured obligations of the Company and its subsidiaries that guarantee the OnCure Notes.

On April 28, 2015, we announced that OnCure had received, pursuant to its previously announced cash tender offer and related consent solicitation for any and all of its outstanding OnCure Notes, the requisite consents to adopt proposed amendments OnCure Indenture, by and among OnCure, the OnCure Guarantors and Wilmington Trust, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent, under which the OnCure Notes were issued. The tender offer and consent solicitation are being made upon the terms and conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated April 13, 2015.

As of the Consent Expiration, holders of 99.40% of the OnCure Notes (not including any OnCure Notes subject to escrow arrangements) had tendered their OnCure Notes in the tender offer and consented to the proposed amendments to the OnCure Indenture.

In conjunction with receiving the requisite consents, OnCure, the OnCure Guarantors and the Trustee entered into the Third Supplemental Indenture.

The Third Supplemental Indenture gives effect to the proposed amendments to the OnCure Indenture, which eliminate substantially all the restrictive covenants, certain events of default and certain related provisions contained in the OnCure Indenture. The amendments to the OnCure Indenture became operative upon OnCure’s purchase of the OnCure Notes tendered at or prior to the Consent Expiration pursuant to the tender offer.

Senior Secured Credit Facility

On May 10, 2012, we entered into the Original Credit Agreement among 21C, as borrower, the Company, Wells Fargo Bank, National Association, as administrative agent, collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto. On August 28, 2013, we entered into the Amendment Agreement to the Original Credit Agreement.  Pursuant to the terms of the Amendment Agreement the amendments to the Original Credit Agreement became effective on August 29, 2013.

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

The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at March 31, 2015		Level at March 31, 2015
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$164.8 million

The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of March 31, 2015. All amounts outstanding under the Credit Agreement were repaid on April 30, 2015.

On April 30, 2015, 21C also entered into the 2015 Credit Agreement among 21C, as borrower, us, the 2015 Administrative Agent, collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

The credit facilities provided under the 2015 Credit Agreement consist of a revolving credit facility providing for up to $125 million of the 2015 Revolving Credit Facility and an initial term loan facility providing for $610 million of the 2015 Term Facility. 21C may (i) increase the aggregate amount of revolving loans by an amount not to exceed $25 million in the aggregate and (ii) subject to a consolidated secured leverage ratio test, increase the aggregate amount of the term loans or the revolving loans by an unlimited amount or issue pari passu or junior secured loans or notes or unsecured loans or notes in an unlimited amount.  The 2015 Revolving Credit Facility will mature in five years and the 2015 Term Facility will mature in seven years.

Loans under the 2015 Term Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), provided that such percentage shall be deemed to be not less than 1.00%, plus (iii) a rate per annum equal to 5.50%; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, provided that such percentage shall be deemed to be not less than 2.00%, plus (ii) a rate per annum equal to 4.50%.

Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin based upon a total leverage pricing grid; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin based upon a total leverage pricing grid.

21C will pay certain recurring fees with respect to the 2015 Revolving Credit Facility, including (i) fees on the unused commitments of the lenders under the 2015 Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

The 2015 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to:  incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Notes; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, under the 2015 Credit Facilities, we are required to comply with a first lien leverage ratio of 7.50 to 1.00 until March 30, 2018, stepping down to 6.25 to 1.00 thereafter.

The 2015 Credit Facilities contain customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross default to other material indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation and a change of control.

As of the closing date, the obligations of 21C under the 2015 Credit Facilities are guaranteed by us and each direct and indirect, domestic subsidiary of 21C, subject to customary exceptions.

Finance Obligation

We lease certain of our treatment centers (each, a “facility” and, collectively, the “facilities”) and other properties from partnerships that are majority-owned by related parties (each, a “related party lessor” and, collectively, the “related party lessors”). The related party lessors construct the facilities in accordance with our plans and specifications and subsequently lease these facilities to us. Due to the related party relationship, we are considered the owner of these facilities during the construction period pursuant to the provisions of Accounting Standards Codification (“ASC”) 840-40, Sale-Leaseback Transactions (“ASC 840-40”). In accordance with ASC 840-40, we record a construction in progress asset for these facilities with a corresponding finance obligation during the construction period. These related parties guarantee the debt of the related party lessors, which is considered to be “continuing involvement” pursuant to ASC 840-40. Accordingly, these leases did not qualify as a normal sale-leaseback at the time that construction was completed and these facilities were leased to us. As a result, the costs to construct the facilities and the related finance obligation are recorded on our condensed consolidated balance sheets after construction was completed. The construction costs are included in “Real Estate Subject to Finance Obligation” in the condensed consolidated balance sheets and the accompanying notes. The finance obligation is amortized over the lease during the construction period term based on the payments designated in the lease agreements.

Billing and Collections

Our billing system in the U.S., excluding recently acquired businesses, utilizes a fee schedule for billing patients, third-party payers and government sponsored programs, including Medicare and Medicaid. Fees billed to government sponsored programs, including Medicare and Medicaid, and fees billed to contracted payers and self-pay patients (not covered under other third party payer arrangements) are automatically adjusted to the allowable payment amount at time of billing. For all our practices that are less than one year from date of acquisition, our billing system includes fee schedules on approximately 99% of all payers and developed a blended rate allowable amount on the remaining payers. As a result of this change fees billed to all payers are automatically adjusted to the allowable payment at time of billing.

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

Acquisitions and Developments

The following table summarizes our growth in radiation therapy centers and the local markets in which we operate for the period indicated:

Three Months Ended
March 31, 2015
Radiation therapy centers at beginning of period	180
Internally developed / reopened	1
Transitioned to freestanding	—
Internally (consolidated / closed / sold)	(2)
Acquired	3
Hospital-based / other groups	—
Hospital-based (ended / transitioned)	—
Radiation therapy centers at period end	182

On January 2, 2015, we purchased an 80% interest in a legal entity that that operates a radiation oncology facility in Kennewick, Washington for approximately $17.6 million. The acquisition expands our presence into the state of Washington. The purchase agreement contains a provision for earn out payments, contingent upon achieving certain EBITDA targets measured over three years from the acquisition date. The earn out payments cannot exceed approximately $3.4 million.

On January 6, 2015, we purchased an additional 9.0% interest in a joint venture radiation facility, located in Providence, Rhode Island for approximately $1.2 million.

On January 6, 2015, we acquired the assets of a radiation oncology practice located in Warwick, Rhode Island for approximately $8.0 million. The acquisition further expands our presence in Rhode Island.

On January 6, 2015, we acquired the additional assets of a radiation oncology practice we already manage located in Hollywood, Florida for approximately $0.5 million.

On January 12, 2015, we entered into an arrangement to lease the space and equipment and assume responsibility for the operations of the radiation therapy center located in the Good Samaritan Medical Center in West Palm Beach, Florida.

On January 16, 2015, we commenced operations at a de novo radiation therapy center located in Weaverville, North Carolina.

On February 1, 2015, we formed a joint venture comprising the operations of three radiation therapy centers located in New Jersey and sold a 30% interest of the joint venture to the Lourdes Health systems for approximately $0.7 million.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

During the first quarter of 2015, we consolidated one radiation treatment center located in Tandil, Argentina into a nearby radiation treatment center. In addition, we sold the assets of our Riverhead, New York radiation treatment center on March 31, 2015.

As of March 31, 2015, we have three additional de novo radiation treatment centers located in Dominican Republic, California, and South Carolina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

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

Variable Interest Entities

We evaluate certain of our radiation oncology practices in order to determine if they are variable interest entities (“VIE”). This evaluation resulted in determining that certain of our radiation oncology practices were potential VIEs. For each of these practices, we have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. ASC 810 requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of our radiation oncology practices are VIEs and we have a variable interest in each of these practices through our administrative services agreements. Pursuant to ASC 810, through our variable interests in these practices, we have the power to direct the activities of these practices that most significantly impact the entity’s economic performance and we would absorb a majority of the expected losses of these practices should they occur. Based on these determinations, we have included these radiation oncology practices in our condensed consolidated financial statements for all periods presented. All significant intercompany accounts and transactions have been eliminated.

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

During the three months ended March 31, 2015 and 2014, approximately 45% and 43%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

We performed an interim impairment test for goodwill and indefinite-lived intangible assets. We completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeded its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. In accordance with ASC 350, Intangibles — Goodwill and Other, we recorded a preliminary estimated non-cash impairment loss of approximately $182 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014. We completed the second step of the impairment test and recorded an impairment loss of approximately $46.3 million during the quarter ended September 30, 2014.

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

For 2013, and 2014, the estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if probable of being met. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company’s common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units. The assumed forfeiture rate is based on an average historical forfeiture rate. All outstanding Class EMEP Units and Class L units were canceled without payment to the holder thereof in connection with 21CI’s entry into the Fourth Amended LLC Agreement.

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

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, Income Taxes (“ASC 740”), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2013, we determined that the valuation allowance should be $97.4 million, consisting of $87.5 million against federal deferred tax assets and $9.9 million against state deferred tax assets. This represented an increase of $15.1 million in valuation allowance. For the year ended December 31, 2014, we determined that the valuation allowance should be $184.0 million, consisting of $163.4 million against federal deferred tax assets and $20.6 million against state deferred tax assets. This represents an increase of $86.6 million in valuation allowance. The valuation allowance remained unchanged at March 31, 2015.

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

During the second, third, and fourth quarters of 2014, we reached favorable settlements with the U.S. Internal Revenue Service related to tax years 2007 and 2008 and various U.S. state and local jurisdictions and foreign jurisdictions related to tax years 2005 through 2012.  As a result, we released $3.2 million of previously recorded reserves.

New Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the potential impact of this guidance.

In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance establishes guidelines for evaluating whether a cloud computing arrangement involves the sale of a software license and the appropriate accounting. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the potential impact of this guidance.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of March 31, 2015, we have interest rate exposure on $90.0 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $0.9 million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, to allow for timely decisions regarding required disclosure. On August 25, 2014, Bryan J. Carey resigned as the President, Chief Financial Officer and Vice Chairman of the Company and from the offices and directorships he held with the Company’s subsidiaries.  We had appointed David Beckman as Interim Chief Financial Officer, to serve in that role.  On November 25, 2014, 21C terminated its financial advisory and consulting agreement with FTI Consulting, Inc.  Accordingly, pursuant to the terms of the agreement, effective as of December 26, 2014, David Beckman will no longer serve as the Company’s Interim Chief Financial Officer. Joseph Biscardi, the Company’s Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer, will continue to serve as the Company’s principal financial officer.  The functions of Chief Financial Officer will be filled by individuals with significant tenure at 21C, including Richard Lewis, Chief Financial Officer-US Operations (9 years), Mr. Biscardi (17 years), and Frank G. English IV, Vice President-International Finance and Treasurer (3 years), until such time as a new Chief Financial Officer is appointed. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

As of March 31, 2015, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses that we identified in December 2014 related to the integration of SFRO into our control environment. Specifically, relating to maintaining appropriate segregation of duties over cash, adequate access controls with regard to financial applications, or adequate controls over the processing of expenditures.

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

Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As part of our 2015 assessment of internal control over financial reporting, we will test and evaluate these additional controls to assess whether they are operating effectively.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

We operate in a highly regulated and litigious industry. As a result, we are involved in disputes, litigation, and regulatory matters incidental to our operations, including governmental investigations, personal injury lawsuits, employment claims, and other matters arising out of the normal conduct of business.

Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring ‘‘qui tam,’’ or ‘‘whistleblower,’’ suits against companies that knew or should have known they were submitting false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000 per claim, plus three times the amount of damages which the government sustains because of the submission of a false claim. If the Company is found to have violated the False Claims Act, it could also be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. Certain of our facilities have received, and other facilities may receive, inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

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

On February 18, 2014, we were served with subpoenas from the OIG acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of FISH laboratory tests ordered by certain of our employed physicians and performed by us. We were served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the February 2014 subpoena.  We have recorded a liability for this matter of approximately $5.1 million and $5.2 million that is included in accrued expenses in our consolidated balance sheet as of December 31, 2014 and March 31, 2015, respectively.  The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by us, our review of qualitative and quantitative factors, and our assessment of potential outcomes under different scenarios used to assess our exposure which may be used to determine a potential settlement should we decide not to litigate.  Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, our exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled. Our estimate of the high-end of the range of exposure is $10.4 million.

We received two CIDs from the DOJ, one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, pursuant to the False Claims Act.  The CIDs request information concerning allegations that we knowingly billed for services that were not medically necessary and for services not rendered and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy). The CIDs cover the period from January 1, 2009 to the present. Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services. Our total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for GAMMA services from January 1, 2009 to March 31, 2015 are approximately $72.3 million. It is not possible to predict when these matters will be resolved or what impact they might have on our consolidated financial position, results of operations or cash flow.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision. The other specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of March 31, 2015.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 45%, 45%, 42% and 43% of our U.S. net patient service revenue for the years ended December 31, 2012, 2013 and 2014, and the three months ended March 31, 2015, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid patients, equaling approximately 2.7%, 2.7%, 2.2% and 1.5% for the years ended December 31, 2012, 2013 and 2014, and for the three months ended March 31, 2015, respectively. In addition, Medicare Advantage represents approximately 13% of our 2014 U.S. net patient service revenue. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. Following a public comment period, the Centers for Medicare and Medicaid Services (“CMS”) can change these schedules annually and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

In the final Medicare 2013 Physician Fee Schedule, CMS reduced payments for radiation oncology by 7%. Total gross reductions in the final rule were offset by a 2% increase due to certain other revised radiation oncology codes, which resulted in a total net reduction to radiation oncology of 7%.

In the final Medicare 2014 Physician Fee Schedule, CMS did finalize its proposal to revise the Medicare Economic Index (“MEI”) -2% impact, CMS also incorporated updated relative value units (“RVUs”) for new and existing codes +3% impact resulting in a net impact of +1% for radiation oncology overall. Because the MEI policy only applies to freestanding settings, the impact to freestanding centers is approximately flat, while hospital-based radiation oncologists would receive an increase in payment under the final rule.

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

Historically, Medicare reimbursement rates for all services and procedures have been determined by the SGR, which takes into account an annually-updated conversion factor and ties Medicare reimbursement to inflation. For the last several years, the SGR policy has threatened significant cuts to Medicare reimbursement, although Congress has routinely overridden use of the SGR formula and delayed those cuts. In April 2015, Congress passed the Medicare Access and CHIP Reauthorization Act, which permanently repeals the SGR formula and increases base Medicare reimbursement by 0.5 percent each year between 2015 and 2019. Base payments then remain steady from 2020 through 2025 under the new law, but healthcare providers are able to earn merit-based incentive payments beginning in 2019 based on measures such as meaningful use of electronic health records, physician quality reporting, and healthcare delivery models that emphasize quality of care. In 2026 and subsequent years, professionals participating in alternative payment models that meet certain criteria would receive annual updates of 0.75 percent, while all other professionals would receive annual updates of 0.25 percent.

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

On March 21, 2010, the House of Representatives passed the Patient Protection and Affordable Care Act, and the corresponding reconciliation bill. President Obama signed the larger comprehensive bill into law on March 23, 2010 and the reconciliation bill on March 30, 2010. The comprehensive $940 billion overhaul could extend coverage to approximately 32 million previously uninsured Americans.

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

The Health Care Reform Act provides for the creation of health insurance “Marketplaces” in each state where individuals can compare and enroll in Quality Health Plans (“QHPs”). Some QHPs will be partially subsidized by Federal funds. Individuals with an income less than 400% of the federal poverty level that purchase insurance on a Marketplace may be eligible for federal subsidies to cover a portion of their health insurance premium costs. In addition, they may be eligible for government cost sharing of co-insurance or co-pay obligations. The presence of Federal funds in QHPs in the form of subsidies and cost sharing may subject providers to heightened government attention and enforcement, which could significantly increase the cost of compliance and could materially impact our operations.

For example, an open question remains whether the availability of these federal subsidies classifies a QHP as a federal healthcare program. In October 30, 2013 and February 6, 2014 letters, Kathleen Sebelius, the former Secretary of the DHHS, indicated that DHHS does not consider QHPs to be federal healthcare programs. However, this statement by Secretary Sebelius has not been tested in court, and a judge may not agree. Additionally, subsequent letters from U.S. Senator Charles Grassley to Secretary Sebelius and Attorney General Eric Holder on November 7, 2013 and February 12, 2014 indicate that this issue is not settled.  If QHPs are classified as federal healthcare programs it could further  increase  the cost of compliance significantly for providers.

Furthermore, King v. Burwell was argued on March 4, 2015 before the Supreme Court. Petitioners in this case argue that the Health Care Reform Act only subsidizes coverage through an exchange established by a state.  Depending on the outcome of the case, subsidies for healthcare coverage in the states that use federal exchanges could be at risk. A decision is expected by summer 2015.

We can give no assurance that the Health Care Reform Act will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform would affect our business.

We could be the subject of governmental investigations, claims and litigation.

Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring “qui tam,” or “whistleblower,” suits against companies that knowingly submit false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000 per claim, plus three times the amount of damages which the government sustains because of the submission of a false claim. In addition, if we are found to have violated the False Claims Act, we could be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. We have received subpoenas from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

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

On February 18, 2014, we were served with subpoenas from the OIG acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain of our employed physicians and performed by us.  We were served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the February 2014 subpoena. We have recorded a liability for this matter of approximately $5.1 million and $5.2 million that is included in accrued expenses in our consolidated balance sheet as of December 31, 2014 and March 31, 2015, respectively.  The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by us, our review of qualitative and quantitative factors, and our assessment of potential outcomes under different scenarios used to assess our exposure which may be used to determine a potential settlement should we decide not to litigate.  Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, our exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled.  Our estimate of the high-end of the range of exposure is $10.4 million.

We received two Civil Investigative Demands (“CIDs”), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the DOJ pursuant to the False Claims Act.  The CIDs request information concerning allegations that we knowingly billed for services that were not medically necessary and for services not rendered and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy).  The CIDs cover the period from January 1, 2009 to the present.  Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services.  Our total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for GAMMA services from January 1, 2009 to March 31, 2015 are approximately $72.3 million. It is not possible to predict when these matters will be resolved or what impact they might have on our consolidated financial position, results of operations or cash flow.

Based on reviews performed to date, we do not believe that we or our physicians knowingly submitted false claims in violation of applicable statutory or regulatory requirements. We are cooperating fully with the subpoena requests and the DOJ’s investigation.

Our substantial debt could adversely affect our financial condition.

We have $960.8 million of total debt outstanding as of March 31, 2015. Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

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

Over the past three years ended December 31, 2014, we have acquired 57 radiation therapy centers, acquired 6 professional/other radiation therapy centers, developed 4 radiation therapy centers, developed 1 professional/other radiation therapy center and transitioned 1 acquired professional/other centers to freestanding radiation therapy centers, all of which includes our acquisitions of OnCure which we completed on October 25, 2013 and SFRO on February 10, 2014. As part of our growth strategy, we expect to continue to add additional treatment centers in our existing and new local and international markets. However, in pursuing our growth strategy, we may:

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

During January 2014 the Argentinean Peso exchange rate against the U.S. Dollar increased by approximately 23%, from 6.52 Argentinean Pesos per U.S. Dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. Dollar. Since January 2014, the depreciation of the Argentine Peso has been low with the Argentinean Peso exchange rate at 8.81 Argentine Pesos per U.S. Dollar as of March 31, 2015.

Our international subsidiaries accounted for $29.3 million and $21.2 million or 10.5% and 9.1% of our revenues for the three months ended March 31, 2015 and 2014, respectively.

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

We have addressed previous material weaknesses with respect to our internal controls and have identified an additional material weakness in our internal controls, which could, if not sufficiently remediated, result in material misstatements in our consolidated financial statements.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable to 21st Century Oncology Holdings, Inc.

Item 5.     Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(a)               None.

(b)                 None.

Item 6.      Exhibits.

Exhibit Number	Description

1.1

Purchase Agreement, dated as of April 28, 2015, among 21st Century Oncology, Inc., the guarantors named therein and the several purchasers named in Schedule I thereto, incorporated by reference to Exhibit 1.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on May 4, 2015.

4.1

Indenture, dated as of April 30, 2015, among 21st Century Oncology, Inc., the guarantors named therein and Wilmington Trust, National Association, incorporated by reference to Exhibit 4.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on May 4, 2015.

4.2

Form of 11.00% Senior Notes due 2023 (included in Exhibit 4.1 hereto), incorporated by reference to Exhibit 4.2 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on May 4, 2015.

4.3

Third Supplemental Indenture dated as of April 28, 2015, among OnCure Holdings, Inc. and Wilmington Trust, National Association, as trustee and collateral agent, incorporated by reference to Exhibit 4.3 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on May 4, 2015.

10.1

Credit Agreement, dated as of April 30, 2015, among 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc., the lenders party thereto from time to time, and Morgan Stanley Senior Funding, Inc., as administrative agent, incorporated by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on May 4, 2015.

10.2

Guarantee and Security Agreement, dated as of April 30, 2015, among 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc., the subsidiaries of 21st Century Oncology, Inc., parties thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent, incorporated by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on May 4, 2015.

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

101

The following financial information from 21st Century Oncology Holdings, Inc. Quarterly Report on Form 10-Q for the period March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at March 31, 2015 and December 31, 2014 (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014 (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (iv) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY ONCOLOGY HOLDINGS, INC.
Date:	May 15, 2015
		By:	/s/ JOSEPH BISCARDI
Joseph Biscardi
SVP, Assistant Treasurer,
Controller and Chief Accounting Officer