Form 10-Q
period 2015-06-30
21st Century Oncology Holdings, Inc.
filed 2015-08-14
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015.

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

As of August 1, 2015, we had outstanding 1,059 shares of Common Stock, par value $0.01 per share, which are 100% owned by 21st Century Oncology Investments, LLC.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents ($9,883 and $7,202 related to VIEs)	$62,082	$99,167
Restricted cash	3,050	7,051
Accounts receivable, net ($19,858 and $13,799 related to VIEs)	163,117	137,807
Prepaid expenses ($1,028 and $651 related to VIEs)	11,792	8,728
Inventories ($318 and $370 related to VIEs)	4,414	4,526
Deferred income taxes ($6 and $6 related to VIEs)	146	227
Other ($370 and $403 related to VIEs)	8,506	7,457
Total current assets	253,107	264,963
Equity investments in joint ventures	1,251	1,646
Property and equipment, net ($23,281 and $19,051 related to VIEs)	260,065	270,757
Real estate subject to finance obligation	11,556	22,552
Goodwill ($78,665 and $54,377 related to VIEs)	492,724	469,596
Intangible assets, net ($14,024 and $12,421 related to VIEs)	77,830	81,680
Other assets ($6,309 and $6,335 related to VIEs)	50,498	35,530
Total assets	$1,147,031	$1,146,724
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($2,378 and $1,270 related to VIEs)	$60,161	$57,635
Accrued expenses ($3,408 and $3,534 related to VIEs)	101,108	82,609
Income taxes payable ($0 and $0 related to VIEs)	3,621	2,114
Current portion of long-term debt ($76 and $14 related to VIEs)	30,890	26,350
Current portion of finance obligation	277	433
Other current liabilities	8,739	19,687
Total current liabilities	204,796	188,828
Long-term debt, less current portion ($197 and $11 related to VIEs)	999,679	940,771
Finance obligation, less current portion	12,197	23,610
Embedded derivative features of Series A convertible redeemable preferred stock	22,402	15,843
Other long-term liabilities ($2,769 and $2,474 related to VIEs)	44,694	51,079
Deferred income taxes	3,598	4,480
Total liabilities	1,287,366	1,224,611
Series A convertible redeemable preferred stock, $0.001 par value, $1,000 stated value, 3,500,000 authorized, 385,000 issued and outstanding at June 30, 2015 and December 31, 2014	378,471	328,926
Noncontrolling interests — redeemable	68,794	49,797

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,028 issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	576,083	626,001
Retained deficit	(1,147,267)	(1,067,487)
Accumulated other comprehensive loss, net of tax	(42,735)	(38,690)
Total 21st Century Oncology Holdings, Inc. shareholder’s deficit	(613,919)	(480,176)
Noncontrolling interests - nonredeemable	26,319	23,566
Total deficit	(587,600)	(456,610)
Total liabilities and equity	$1,147,031	$1,146,724

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands):	2015	2014	2015	2014
Revenues:
Net patient service revenue	$263,380	$245,950	$520,137	$459,858
Management fees	15,211	16,856	31,081	33,453
Other revenue	6,618	3,092	12,474	5,984
Total revenues	285,209	265,898	563,692	499,295

Expenses:
Salaries and benefits	147,397	135,803	294,356	261,712
Medical supplies	24,774	24,502	51,065	46,236
Facility rent expenses	16,922	17,167	33,797	32,662
Other operating expenses	16,073	16,096	30,997	30,477
General and administrative expenses	43,776	34,060	72,686	64,174
Depreciation and amortization	22,242	22,162	44,811	42,884
Provision for doubtful accounts	3,753	3,428	8,221	7,724
Interest expense, net	24,326	29,899	50,013	57,426
Impairment loss	—	182,000	—	182,000
Early extinguishment of debt	37,390	—	37,390	—
Equity initial public offering expenses	—	4,163	—	4,163
Loss on sale leaseback transaction	—	—	—	135
Fair value adjustment of noncontrolling interest and earn-out liability	2,745	204	3,205	403
Fair value adjustment of embedded derivative	5,217	—	6,559	—
Loss on foreign currency transactions	(31)	79	211	107
Gain on foreign currency derivative contracts	—	—	—	(4)
Total expenses	344,584	469,563	633,311	730,099

Loss before income taxes	(59,375)	(203,665)	(69,619)	(230,804)
Income tax expense	3,088	934	5,778	3,040
Net loss	(62,463)	(204,599)	(75,397)	(233,844)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(2,075)	(2,925)	(4,383)	(3,861)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(64,538)	(207,524)	(79,780)	(237,705)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(2,062)	(750)	(4,497)	(10,606)

Other comprehensive loss	(2,062)	(750)	(4,497)	(10,606)

Comprehensive loss	(64,525)	(205,349)	(79,894)	(244,450)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	(1,866)	(2,873)	(3,931)	(2,990)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(66,391)	$(208,222)	$(83,825)	$(247,440)

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands):	2015	2014
Cash flows from operating activities
Net loss	$(75,397)	$(233,844)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities:
Depreciation	38,331	35,275
Amortization	6,480	7,609
Deferred rent expense	338	230
Deferred income taxes	(781)	378
Stock-based compensation	5	71
Provision for doubtful accounts	8,221	7,724
(Gain) loss on the sale/disposal of property and equipment	(243)	59
Loss on sale leaseback transaction	—	135
Impairment loss	—	182,000
Early extinguishment of debt	37,390	—
Equity initial public offering expenses	—	4,163
Loss on foreign currency transactions	38	—
Gain on foreign currency derivative contracts	—	(4)
Fair value adjustment of noncontrolling interest and earn-out liability	3,205	403
Fair value adjustment of embedded derivative	6,559	—
Amortization of debt discount	746	1,301
Amortization of loan costs	2,630	3,039
Equity interest in net (earnings) loss of joint ventures	(212)	135
Distribution received from unconsolidated joint ventures	106	106
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(37,921)	(26,977)
Income taxes payable	1,649	(649)
Inventories	124	(439)
Prepaid expenses	(1,003)	3,096
Accounts payable and other current liabilities	2,395	13,857
Accrued deferred compensation	686	591
Accrued expenses / other current liabilities	19,690	11,610
Net cash provided by provided by operating activities	13,036	9,869
Cash flows from investing activities
Purchase of property and equipment	(25,753)	(33,147)
Acquisition of medical practices	(25,611)	(40,843)
Restricted cash associated with medical practice acquisitions	4,001	(10,992)
Proceeds from the sale of property and equipment	1,122	73
Loans to employees	160	(410)
Contribution of capital to joint venture entities	—	(620)
Purchase of noncontrolling interest - non-redeemable	(1,233)	—
Proceeds from foreign currency derivative contracts	—	26
Premiums on life insurance policies	(670)	(450)
Change in other assets and other liabilities	(156)	(401)
Net cash used in investing activities	(48,140)	(86,764)

continued

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands):
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $6.1 million and $2.9 million, respectively)	970,618	130,016
Principal repayments of debt	(911,717)	(41,759)
Repayments of finance obligation	(136)	(113)
Proceeds from issuance of noncontrolling interest	743	1,250
Proceeds from noncontrolling interest holders - redeemable and non-redeemable	3,230	229
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(2,022)	(956)
Payments for contingent considerations	(12,184)	—
Payments of costs for equity securities offering	—	(2,550)
Payment of call premium on long term debt	(24,877)	—
Payments of loan costs	(25,626)	(967)
Net cash (used in) provided by financing activities	(1,971)	85,150
Effect of exchange rate changes on cash and cash equivalents	(10)	(35)
Net decrease in cash and cash equivalents	(37,085)	8,220
Cash and cash equivalents, beginning of period	99,167	17,462
Cash and cash equivalents, end of period	$62,082	$25,682

Supplemental disclosure of non-cash investing and financing activities
Finance obligation related to real estate projects	$782	$1,106
Derecognition of finance obligation related to real estate projects	$12,215	$4,119
Capital lease obligations related to the purchase of equipment	$582	$7,069
Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$1,265	$5,175
Issuance of notes payable relating to the acquisition of medical practices	$—	$2,000
Liability relating to the escrow debt and purchase price of medical practices	$—	$11,687
Capital lease obligations related to the acquisition of medical practices	$—	$47,796
Earn-out accrual related to the acquisition of medical practices	$1,258	$1,003
Assumed debt obligations related to the acquisition of medical practices	$290	$—
Amounts payable to sellers in the purchase of a medical practice	$—	$390
Costs incurred for professional fees relating to issuance of equity securities	$—	$1,613
Amounts payable for related deferred financing costs	$855	$—
Noncash dividend declared to noncontrolling interest	$10	$282
Noncash dividend declared from unconsolidated joint venture	$496	$—
Accrued dividends on Series A convertible preferred stock	$45,534	$—
Accretion of redemption value on Series A convertible preferred stock	$4,011	$—
Change in additional paid-in capital from sale/purchase of interest in subsidiaries	$378	$—

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

As of June 30, 2015, the Company was comprised of approximately 786 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care in the United States. The Company’s physicians provide medical services at approximately 393 locations, including our 183 radiation therapy centers, of which 54 operate in partnership with health systems. The Company’s cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Washington, and West Virginia, as well as countries in Latin America, Central America and the Caribbean. The Company’s 35 international radiation therapy centers, located in Argentina, Mexico, Costa Rica, Dominican Republic, Guatemala, and El Salvador operate under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals.

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

2.  Leverage and Liquidity

The Company is highly leveraged. As of June 30, 2015, the Company had approximately $1.0 billion of long-term debt outstanding.  The Company has experienced and continues to experience losses from its operations. The Company reported a net loss of approximately $349.3 million, $78.2 million and $151.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and $75.4 million and $233.8 million for the six month periods ended June 30, 2015 and 2014, respectively.

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

At June 30, the Company had $62 million of unrestricted cash and $122 million of availability under its revolver.  The Company believes that it has sufficient liquidity to fund operations for the next year.

3.   Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

As of June 30, 2015 and December 31, 2014, the combined total assets included in the Company’s condensed consolidated balance sheet relating to the VIEs were approximately $153.7 million and $114.6 million, respectively.

As of June 30, 2015, the Company was the primary beneficiary of, and therefore consolidated, 29 VIEs, which operate 50 radiation therapy centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York, North Carolina, and Washington, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the six months ended June 30, 2015 and 2014 approximately 13.4% and 15.0% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative management agreements.

As of June 30, 2015, the Company also held equity interests in six VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $1.3 million and $1.6 million at June 30, 2015 and December 31, 2014, respectively, with ownership interests ranging between 33.3% and 50.1% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

The cost of revenues for the three months ended June 30, 2015 and 2014 are approximately $200.6 million and $188.7 million, respectively. The cost of revenues for the six months ended June 30, 2015 and 2014 are approximately $402.2 million and $359.8 million, respectively. The cost of revenues includes costs related to expenses incurred for the delivery of patient care.  These costs include salaries and benefits of physician, physicists, dosimetrists, radiation technicians etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

Foreign currency translation

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends and royalties to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Local Exchange Market (“Mercado Unico Libre de Cambios”, or “MULC”), which is the only market where exchange transactions may be lawfully made.

During January 2014, the Argentinean peso exchange rate against the U.S. Dollar increased by approximately 23%, from 6.52 Argentinean Pesos per U.S. Dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. Dollar. As of June 30, 2015, the Argentinean Peso exchange rate was 9.14 Argentine Pesos per U.S. Dollar.

Recent Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance establishes guidelines for evaluating whether a cloud computing arrangement involves the sale of a software license and the appropriate accounting. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new guidance requires inventories to be valued at the lower of cost or net realizable value. This guidance does not apply to entities using the last in, first out valuation method. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) for all affected entities. As a result, ASU 2014-09 is effective for the Company beginning January 1, 2018.

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

The Company recorded approximately $4,000 and $36,000 of stock-based compensation for the three months ended June 30, 2015 and 2014, respectively, and $5,000 and $71,000 for the six months ended June 30, 2015 and 2014, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss.

The summary of activity under the 2012 and 2013 Plans is presented below:

2012 and 2013 Plans	Class MEP Units Outstanding	Weighted-Average Grant Date Fair Value	Class M Units Outstanding	Weighted- Average Grant Date Fair Value	Class O Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2014	20,611	$0.55	66,500	$58.37	72,806	$0.47
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Units vested	(6,073)	0.18	—	—	—	—

Nonvested balance at end of period June 30, 2015	14,538	$0.70	66,500	$58.37	72,806	$0.47

As of June 30, 2015, there was approximately $0.1 million of total unrecognized compensation expense related to the MEP Units. These costs are expected to be recognized over a weighted-average period of 0.82 years.

As of June 30, 2015, there was approximately $2.7 million, and $33,000 of total unrecognized compensation expense related to the M Units, and O Units, respectively. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company’s common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units.

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

As of June 30, 2015, there was approximately $7.1 million total unrecognized compensation expense related to the Executive Bonus Plan. The Executive Bonus Plan compensation will be recognized upon the sale of the Company or an initial public offering.

Grant of Class N Units

In December, 2013, 10 class N units were granted to an employee. 50% of the Class N Units vest upon the sale of the Company or an initial public offering. The remaining 50% is amortized over five years subsequent to an initial public offering. As of June 30, 2015, there was approximately $6,000 total unrecognized compensation expense related to the Class N Units.

Grant of Class G Units

In May, 2014, 10 class G units were granted to an employee. 100% of the Class G Units vest upon the sale of the Company or an initial public offering. As of June 30, 2015, there was approximately $1.5 million total unrecognized compensation expense related to the Class G Units.

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

The components of accumulated other comprehensive loss were as follows (in thousands):

	21st Century Oncology Holdings, Inc. Shareholder			Noncontrolling Interests	Other Comprehensive Income (Loss)
Quarter to date (in thousands):	Foreign Currency Translation Adjustments	Unrealized Loss on Fair Value of Pension Plan Assets	Total	Foreign Currency Translation Adjustments	Foreign Currency Translation Adjustments
As of March 31, 2015	$(40,791)	$(91)	$(40,882)	$(4,191)	$
Other comprehensive loss	(1,853)	—	(1,853)	(209)	(2,062)
As of June 30, 2015	$(42,644)	$(91)	$(42,735)	$(4,400)	$(2,062)

	21st Century Oncology Holdings, Inc. Shareholder			Noncontrolling Interests	Other Comprehensive Income (Loss)
Year to date (in thousands):	Foreign Currency Translation Adjustments	Unrealized Loss on Fair Value of Pension Plan Assets	Total	Foreign Currency Translation Adjustments	Foreign Currency Translation Adjustments
As of December 31, 2014	$(38,599)	$(91)	$(38,690)	$(3,948)	$
Other comprehensive loss	(4,045)	—	(4,045)	(452)	(4,497)
As of June 30, 2015	$(42,644)	$(91)	$(42,735)	$(4,400)	$(4,497)

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

Changes to the Series A Preferred Stock are as follows:

Quarter to date (in thousands):
As of March 31, 2015	$353,388
Accretion of Series A preferred stock to redemption value	2,032
Accrued Series A preferred stock dividends	23,051
As of June 30, 2015	$378,471

Year to date (in thousands):
As of December 31, 2014	$328,926
Accretion of Series A preferred stock to redemption value	4,011
Accrued Series A preferred stock dividends	45,534
As of June 30, 2015	$378,471

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

The following table presents changes in total equity for the respective periods:

(in thousands):	21st Century Oncology Holdings, Inc. Shareholder’s Equity	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2014	$(480,176)	$23,566	$(456,610)	$49,797
Net (loss) income	(79,780)	1,917	(77,863)	2,466
Other comprehensive loss from foreign currency translation	(4,045)	(456)	(4,501)	4
Accretion of Series A convertible redeemable preferred stock to redemption value	(4,011)	—	(4,011)	—
Accrued Series A convertible redeemable preferred stock dividends	(45,534)	—	(45,534)	—
Purchase price fair value of noncontrolling interest	—	—	—	16,733
Purchase and sale of noncontrolling interests	(378)	(738)	(1,116)	626
Proceeds from noncontrolling interest holders	—	3,170	3,170	60
Stock-based compensation	5	—	5	—
Distributions	—	(1,140)	(1,140)	(892)
Balance, June 30, 2015	$(613,919)	$26,319	$(587,600)	$68,794

Balance, December 31, 2013	$(93,751)	$14,533	$(79,218)	$15,899
Net (loss) income	(237,705)	903	(236,802)	2,958
Other comprehensive loss from foreign currency translation	(9,735)	(860)	(10,595)	(11)
Purchase price fair value of noncontrolling interest	—	645	645	28,420
Proceeds from issuance of noncontrolling interest	84	1,166	1,250	—
Proceeds from noncontrolling interest holders	—	229	229	—
Stock based compensation	71	—	71	—
Distributions	—	(624)	(624)	(614)
Balance, June 30, 2014	$(341,036)	$15,992	$(325,044)	$46,652

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

These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.  The Company’s current practice is to use currency derivatives without hedge accounting designation. The maturity of these instruments generally occurs within twelve months. Gains or losses resulting from the fair valuing of these instruments are reported in loss (gain) on foreign currency derivative contracts on the condensed consolidated statements of operations and comprehensive loss.  For the six months ended June 30, 2015 and 2014, the Company recognized a gain of approximately $0 and a $4,000, respectively relating to the change in fair market value of its foreign currency derivatives.

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

In accordance with ASC 820, the fair values of the Term Loan Facility due April 30, 2022, the Senior Notes due May 1, 2023, and the 11 3/4% Senior Secured Notes due 2017 were based on prices quoted from third-party financial institutions (Level 2). At June 30, 2015, the fair values are as follows (in thousands):

	Fair Value	Carrying Value

$610.0 Million Term Loan Facility due April 30, 2022	$600,850	$604,051

$360.0 Million Senior Notes due May 1, 2023	$356,400	$360,000

$75.0 million Senior Secured Notes due January 15, 2017	$443	$443

At December 31, 2014, the fair values of the Term Facility, the Senior Subordinated Notes, Senior Secured Second Lien Notes, and Senior Secured Notes are as follows (in thousands):

	Fair Value	Carrying Value

$90.0 million senior secured credit facility - (Term Facility)	$88,763	$88,704

$380.1 million Senior Subordinated Notes due April 15, 2017	$349,646	$378,407

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$353,500	$349,275

$75.0 million Senior Secured Notes due January 15, 2017	$79,125	$75,000

As of June 30, 2015 and December 31, 2014, the Company held certain items that are required to be measured at fair value on a recurring basis, including the embedded derivative feature of its Series A Preferred Stock. The primary Level 3 valuation technique used to value the embedded derivative was comparing the difference between the present value of discounted cash flows, assuming no triggering events occur and the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management’s estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows.

Cash and cash equivalents are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity. The carrying values of the Company’s long-term debt other than the Term Loan Facility, Senior Notes, Senior Secured Notes, Term Facility, Senior Subordinated Notes, and Senior Secured Second Lien Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. There have been no transfers between levels of valuation hierarchies for the six months ended June 30, 2015 and 2014.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of June 30, 2015:

		Fair Value Measurements at Reporting Date Using
(in thousands):	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Embedded derivative features of Series A convertible redeemable preferred stock	$22,402	$—	$—	$22,402

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Embedded derivative features of Series A convertible redeemable preferred stock	$15,843	$—	$—	$15,843

The following table presents changes during the three months and six months ended June 30, 2015 in Level 3 liabilities measured at fair value on a recurring basis:

	Fair value	Change in	Fair value
Quarter to date (in thousands):	March 31, 2015	Fair Value	June 30, 2015

Liabilities
Embedded derivative features of Series A convertible redeemable preferred stock	$17,185	$5,217	$22,402

	Fair value	Change in	Fair value
Year to date (in thousands):	December 31, 2014	Fair Value	June 30, 2015

Liabilities
Embedded derivative features of Series A convertible redeemable preferred stock	$15,843	$6,559	$22,402

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

The Company’s effective rate was (8.3)% and (1.3)% for the six months ended June 30, 2015 and 2014, respectively. The change in the effective rate for the first six months of 2015 compared to the same period of the year prior is primarily the result of the recording of an impairment against goodwill of the domestic operations and the release of previously recorded tax reserves during the quarter ended June 30, 2014 as well as the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense in the first six months of fiscal 2015 is primarily due to the non-U.S. tax expense associated with foreign subsidiaries.

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

The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $11.5 million as of December 31, 2014 (including positive accumulated earnings of approximately $29.6 million in foreign jurisdictions that impose withholding taxes of up to 10%). It is not practical to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

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

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $75.2 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company’s U.S. domestic segment. During the year ended June 30, 2015, the Company finalized its valuation of assets acquired. The final valuation, combined with the receipt of escrow funds resulted in a decrease in accounts receivable of approximately $2.4 million, increase in property and equipment of $0.3 million, decrease in goodwill of $0.4 million, and an increase in current liabilities of $0.3 million, and an increase in deferred tax liabilities of $0.4 million.

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

During the three months and six months ended June 30, 2014, respectively, the Company recorded $41.3 million and $60.7 million of net patient service revenue and reported a net income of $0.9 million and $1.0 million in connection with the SFRO acquisition.

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

(in thousands):	Six Months Ended June 30, 2014
Pro forma total revenues	$510,314

Pro forma net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(238,431)

On July 2, 2015, the Company purchased the remaining 35% of SFRO for $49.0 million, comprised of $15.0 million in cash, $15.0 million in a seller financing note, and $19.0 million in 21CI preferred stock. As of June 30, 2015, the Company adjusted the respective noncontrolling interest to fair value resulting in an increase to fair value adjustment of noncontrolling interest of approximately $13.0 million. The seller financing note accrues interest at 10% per annum, which will be accrued quarterly and added to the outstanding principal amount. The seller financing note matures on June 30, 2019 and provides for an earn-out payable to the sellers based on certain milestones being achieved, which could entitle the sellers to up to an additional $4.5 million in the aggregate. As of June 30, 2015 the Company adjusted the earn-out liability resulting in a decrease in fair value of the earn-out liability of approximately $9.2 million. The changes in fair value described above are included in the fair value adjustment of noncontrolling interest and earn-out liability caption of the condensed consolidated statements of operations and comprehensive loss.

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

On January 6, 2015, the Company acquired the additional assets of a radiation oncology practice it already manages located in Hollywood, Florida for approximately $0.5 million. The preliminary allocation of the purchase price is to tangible assets of $0.1 million, current liabilities of $0.2 million and goodwill of $0.6 million. Given the date of the acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed, which is in process.

On January 12, 2015, the Company entered into an arrangement to lease the space and equipment and assume responsibility for the operations of the radiation therapy center located in the Good Samaritan Medical Center in West Palm Beach, Florida. The initial term of the lease arrangement is approximately one year with a five year renewal option.

On February 1, 2015, the Company formed a joint venture comprising the operations of three radiation therapy centers located in New Jersey and sold a 30% interest of the joint venture to the Lourdes Health Systems for approximately $0.7 million.

On April 1, 2015, the Company entered into an amended outpatient radiation therapy management services agreement with a medical group to expand its management services to a radiation oncology treatment site located in Corbin, Kentucky.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective date of the acquisition.

12. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in thousands):	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Balance, beginning of period
Goodwill	$1,170,395	$1,050,533
Accumulated impairment loss *	(700,799)	(472,520)
Net goodwill, beginning of period	469,596	578,013

Goodwill acquired during the period	24,865	126,193
Impairment	—	(228,279)
Adjustments to purchase price allocations	(41)	(115)
Foreign currency translation	(1,696)	(6,216)
Balance, end of period
Goodwill	1,193,523	1,170,395
Accumulated impairment loss *	(700,799)	(700,799)
Net goodwill, end of period	$492,724	$469,596

* Accumulated impairment losses incurred relate to the U.S. Domestic reporting segment.

On July 8, 2015, the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program released its 2016 preliminary physician fee schedule. The preliminary physician fee schedule proposes a 3% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provides a 60 day comment period and the final rule is expected in early November. During the Company’s last annual impairment test for goodwill, the Company completed the impairment test of its two reporting units that comprise the U.S. domestic operating segment and determined that the fair value of the Risk Based reporting unit exceeded its estimated carrying value by approximately 49%. Approximately $134.4 million of goodwill has been allocated to the Risk Based reporting unit as of December 31, 2014. If the final rule maintains the current proposed rate reductions, and considering the Company’s payer mix and case mix, the Company may be required to record an impairment charge for goodwill and indefinite-lived intangibles assets in its U.S. domestic operating segments. As a result the Company’s operating results could be materially impacted if the proposed rate decrease is implemented.

13. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Accrued payroll and payroll related deductions and taxes	$30,086	$23,630
Accrued compensation arrangements	34,021	28,693
Accrued interest	6,958	16,229
Accrued Medicare diagnostic matter	19,750	5,143
Accrued other	10,293	8,914
Total accrued expenses	$101,108	$82,609

14. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
$610.0 million senior secured credit facility — (Term Facility) with interest rates at LIBOR (with a minimum rate of 1.0%) or prime (with a minimum rate of 2.0%) plus applicable margin (5.50% for LIBOR Loans and 4.50% for Base Rate Loans), secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through April 30, 2022	$604,051	$—

$90.0 million senior secured credit facility — (Term Facility) with interest rates at LIBOR (with a minimum rate of 1.0%) or prime (with a minimum rate of 2.0%) plus applicable margin (6.5% for LIBOR Loans and 5.50% for Base Rate Loans), secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	—	88,704

$125.0 million senior secured credit facility — (Revolver Credit Facility) with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through April 30, 2020	—	—

$360.0 million Senior Notes due May 1, 2023; semi-annual cash interest payments due on May 1 and November 1, fixed interest rate of 11.0%	360,000	—

$380.1 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	—	378,407

$350.0 million Senior Secured Second Lien Notes due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	—	349,275

$75.0 million Senior Secured Notes due January 15, 2017; semi-annual cash interest payments due on January 15 and July 15, fixed interest rate of 11¾%	443	75,000

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 19.1%, due at various maturity dates through March 2022	56,193	66,552

Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 9.3% to 19.5%, due at various maturity dates through April 2021	9,882	9,183
	1,030,569	967,121
Less current portion	(30,890)	(26,350)
	$999,679	$940,771

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

21C used the net proceeds from the offering, together with cash on hand and borrowings under the 2015 Credit Facilities (as defined below), to repay its $90.0 million Term Facility, to redeem its 9 7/8% Senior Subordinated Notes due 2017 and its 8 7/8% Senior Secured Second Lien Notes due 2017, to repurchase the 11 3/4% Senior Secured Notes due 2017 issued by OnCure, to pay related fees and expenses and for general corporate purposes. The Company incurred approximately $26.5 million in transaction fees and expenses, including legal, accounting, and other fees associated with the offering.

The Company incurred a loss of approximately $37.4 million from the early extinguishment of debt as a result of the notes offering in April, 2015.  The Company paid approximately $24.9 million in premium payments for the early retirement of its $350.0 million senior secured second lien notes and $380.1 million senior subordinated notes, along with the tender offer premium payments on the $75.0 million senior secured notes. As a result of the notes offering, the Company wrote-off approximately $3.1 million in original issue discount and $9.4 million in deferred financing costs.

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

Senior Subordinated Notes

On April 20, 2010, the Company issued $310.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 and repaid the existing $175.0 million in aggregate principal amount 13.5% senior subordinated notes due 2015, including accrued and unpaid interest of approximately $6.4 million and a call premium of approximately $5.3 million. The remaining proceeds were used to pay down $74.8 million of the Term Loan B and $10.0 million of the Revolver. A portion of the proceeds was placed in a restricted account pending application to finance certain acquisitions, including the acquisitions of a radiation treatment center and physician practices in South Carolina consummated on May 3, 2010. The Company incurred approximately $11.9 million in transaction fees and expenses, including legal, accounting and other fees and expenses associated with the offering, and the initial purchasers’ discount of $1.9 million.

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

Senior Secured Credit Facility

On April 30, 2015, 21C entered into the Credit Agreement (the “2015 Credit Agreement”) among 21C, as borrower, the Company, Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the “2015 Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

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

The 2015 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Notes; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, under the 2015 Credit Facilities, 21C is required to comply with a first lien leverage ratio of 7.50 to 1.00 until March 30, 2018, stepping down to 6.25 to 1.00 thereafter.

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

The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at June 30, 2015		Level at June 30, 2015
Maximum permitted first lien leverage ratio	<	7.50 to 1.00	5.21 to 1.00

The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of June 30, 2015.

15. Commitments and Contingencies

Legal Proceedings

The Company operates in a highly regulated and litigious industry. As a result, the Company is involved in disputes, litigation, and regulatory matters incidental to its operations, including governmental investigations, personal injury lawsuits, employment claims, and other matters arising out of the normal conduct of business.

Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring ‘‘qui tam,’’ or ‘‘whistleblower,’’ suits against companies that knew or should have known they were submitting false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000 per claim, plus three times the amount of damages which the government sustains because of the submission of a false claim. If the Company is found to have violated the False Claims Act, it could also be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. Certain of the Company’s facilities have received, and other facilities may receive, inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flow.

As part of all False Claims settlements, the Office of Inspector General reviews the actions by the healthcare provider to determine whether ongoing monitoring related to the settled activities is necessary.  Companies that have entered into ongoing monitoring agreements generally incur additional costs to comply. For example, such companies have been required to produce at least two reports — an implementation report and an annual report which require outside resources to complete.   Healthcare companies that fail to comply with these obligations can face one of two penalties — exclusion from federal healthcare programs; and monetary fines which may range from $1,000 to $2,500 per day, or other stipulated penalty amounts.  The Company has taken, and continues to take, considerable voluntary and proactive actions to address effective compliance monitoring for the future.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the Office of Inspector General of the U.S. Department of Health and Human Services (the ‘‘OIG’’), CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and the Company also performs internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flow.

On February 18, 2014,  the Company was served with subpoenas from the OIG acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of the Company’s physicians for the period from January 2007 up through the date of production of documents responsive to the February 18, 2014 subpoena, regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as the Company’s agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain physicians employed by the Company during the relevant time period and performed by the Company.  The Company was served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the January 2015 subpoena. The Company has recorded a liability for this matter of approximately $19.75 million and $5.1 million that is included in accrued expenses in the condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014, respectively. The Company’s recorded liability increased during the period ended June 30, 2015, due to the Company’s assessment of new allegations during the period ended June 30, 2015 and the Company’s discussions with the Government. The recorded estimate is based on the amount believed to be necessary to achieve a potential resolution of this matter without litigation. The Company’s recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, the exposure may be less than or more than the liability recorded and the Company will continue to reassess and adjust the liability until this matter is settled.

The Company received two Civil Investigative Demands (“CIDs”), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the U.S. Department of Justice (“DOJ”) pursuant to the False Claims Act. The CIDs request information concerning allegations that the Company knowingly billed for services that were not medically necessary and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy).  The CIDs cover the period from January 1, 2009 to the present.  Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services. The Company’s total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for GAMMA services from January 1, 2009 to June 30, 2015 are approximately $76.0 million. It is not possible to predict when these matters will be resolved or what impact they might have on the Company’s consolidated financial position, results of operations or cash flow.

The Company is cooperating fully with the subpoena requests and the DOJ’s investigation.

In addition to the matters described above, the Company is involved in various legal actions and claims arising in the ordinary course of its business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Financial information by geographic segment is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Total revenues:
U.S. Domestic	$254,122	$241,598	$503,285	$453,823
International	31,087	24,300	60,407	45,472
Total	$285,209	$265,898	$563,692	$499,295

Facility gross profit:
U.S. Domestic	$71,635	$69,089	$137,240	$124,937
International	18,094	13,435	34,934	24,857
Total	$89,729	$82,524	$172,174	$149,794

Depreciation and amortization:
U.S. Domestic	$20,754	$20,924	$41,834	$40,412
International	1,488	1,238	2,977	2,472
Total	$22,242	$22,162	$44,811	$42,884

Capital expenditures: *
U.S. Domestic			$24,905	$36,504
International			2,695	8,887
Total			$27,600	$45,391

* includes capital lease obligations related to capital expenditures

	June 30, 2015	December 31, 2014
Total assets:
U.S. Domestic	$993,825	$997,136
International	153,206	149,588
Total	$1,147,031	$1,146,724

Property and equipment:
U.S. Domestic	$229,166	$239,203
International	30,899	31,554
Total	$260,065	$270,757

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$505,131	$483,214
International	65,423	68,062
Total	$570,554	$551,276

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Facility gross profit	$89,729	$82,524	$172,174	$149,794
Less:
General and administrative expenses	43,776	34,060	72,686	64,174
General and administrative salaries	27,977	27,958	55,564	55,262
General and administrative depreciation and amortization	3,951	4,398	7,944	9,208
Provision for doubtful accounts	3,753	3,428	8,221	7,724
Interest expense, net	24,326	29,899	50,013	57,426
Impairment loss	—	182,000	—	182,000
Early extinguishment of debt	37,390	—	37,390	—
Equity IPO expenses	—	4,163	—	4,163
Fair value adjustment of noncontrolling interest and earn-out liability	2,745	204	3,205	403
Fair value adjustment of embedded derivative	5,217	—	6,559	—
Loss on sale leaseback transaction	—	—	—	135
Gain on the sale of an interest in a joint venture	—	—	—	—
Foreign currency transaction loss	(31)	79	211	107
Gain on foreign currency derivative contracts	—	—	—	(4)
Loss before income taxes	$(59,375)	$(203,665)	$(69,619)	$(230,804)

17. Supplemental Consolidating Financial Information

21C’s payment obligations under the senior secured credit facility, and Senior Notes are guaranteed by the Company, which owns 100% of 21C and certain domestic subsidiaries of 21C, all of which are, directly or indirectly, 100% owned by 21C (the “Subsidiary Guarantors” and, collectively with the Company, the “Guarantors”). Such guarantees are full, unconditional and joint and several. The consolidated joint ventures, foreign subsidiaries and professional corporations of the Company are non-guarantors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows information for the Company, 21C, the Subsidiary Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of the Company and 21C and subsidiary guarantors using the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

as of June 30, 2015

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,157	$7,481	$24,228	$22,216	$—	$62,082
Restricted cash	—	—	3,050	—	—	3,050
Accounts receivable, net	—	1,166	71,026	90,925	—	163,117
Intercompany receivables	282,022	—	—	—	(282,022)	—
Prepaid expenses	—	126	9,791	1,875	—	11,792
Inventories	—	—	4,093	321	—	4,414
Deferred income taxes	(372)	(7,094)	7,466	146	—	146
Other	—	—	6,719	1,787	—	8,506
Total current assets	289,807	1,679	126,373	117,270	(282,022)	253,107
Equity investments in joint ventures	(533,913)	560,290	176,866	73	(202,065)	1,251
Property and equipment, net	—	—	181,486	78,579	—	260,065
Real estate subject to finance obligation	—	—	11,556	—	—	11,556
Goodwill	—	—	293,140	199,584	—	492,724
Intangible assets, net	—	—	52,478	25,352	—	77,830
Other assets	—	26,409	15,461	8,628	—	50,498
Intercompany note receivable	33,330	8,450	—	—	(41,780)	—
Total assets	$(210,776)	$596,828	$857,360	$429,486	$(525,867)	$1,147,031
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$1,331	$42,692	$16,138	$—	$60,161
Intercompany payables	—	172,993	79,065	29,964	(282,022)	—
Accrued expenses	(6)	6,710	66,677	27,727	—	101,108
Income taxes payable	(141)	1,355	(2,127)	4,534	—	3,621
Current portion of long-term debt	—	6,100	17,476	7,314	—	30,890
Current portion of finance obligation	—	—	277	—	—	277
Other current liabilities	2,018	—	5,946	775	—	8,739
Total current liabilities	1,871	188,489	210,006	86,452	(282,022)	204,796
Long-term debt, less current portion	—	957,951	27,467	14,261	—	999,679
Finance obligation, less current portion	—	—	12,197	—	—	12,197
Embedded derivative features of Series A convertible redeemable preferred stock	22,402	—	—	—	—	22,402
Other long-term liabilities	1,065	—	32,859	10,770	—	44,694
Deferred income taxes	(666)	(15,699)	18,857	1,106	—	3,598
Intercompany note payable	—	—	93	41,687	(41,780)	—
Total liabilities	24,672	1,130,741	301,479	154,276	(323,802)	1,287,366
Series A convertible redeemable preferred stock	378,471	—	—	—	—	378,471
Noncontrolling interests—redeemable	—	—	—	—	68,794	68,794
Total 21st Century Oncology Holdings, Inc. shareholder’s (deficit) equity	(613,919)	(533,913)	555,881	275,210	(297,178)	(613,919)
Noncontrolling interests—nonredeemable	—	—	—	—	26,319	26,319
Total (deficit) equity	(613,919)	(533,913)	555,881	275,210	(270,859)	(587,600)
Total liabilities and (deficit) equity	$(210,776)	$596,828	$857,360	$429,486	$(525,867)	$1,147,031

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended June 30, 2015

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$140,358	$123,022	$—	$263,380
Management fees	—	—	14,652	559	—	15,211
Other revenue	—	50	5,514	866	—	6,430
(Loss) income from equity investment	(58,748)	(5,271)	5,954	7	58,246	188
Intercompany revenue	658	367	21,053	—	(22,078)	—
Total revenues	(58,090)	(4,854)	187,531	124,454	36,168	285,209
Expenses:
Salaries and benefits	2	—	91,007	56,388	—	147,397
Medical supplies	—	—	16,547	8,227	—	24,774
Facility rent expenses	—	—	11,496	5,426	—	16,922
Other operating expenses	—	—	9,800	6,273	—	16,073
General and administrative expenses	—	549	35,373	7,854	—	43,776
Depreciation and amortization	—	—	17,142	5,100	—	22,242
Provision for doubtful accounts	—	—	2,036	1,717	—	3,753
Interest expense, net	(1)	21,496	2,325	506	—	24,326
Early extinguishment of debt	—	31,076	6,314	—	—	37,390
Electronic health records incentive payment	—	—	(114)	114	—	—
Fair value adjustment of earn-out liability	3,083	—	(110)	(228)	—	2,745
Fair value adjustment of embedded derivative	5,217	—	—	—	—	5,217
Loss on foreign currency transactions	—	—	—	(31)	—	(31)
Intercompany expenses	—	—	—	22,078	(22,078)	—
Total expenses	8,301	53,121	191,816	113,424	(22,078)	344,584
(Loss) income before income taxes	(66,391)	(57,975)	(4,285)	11,030	58,246	(59,375)
Income tax (benefit) expense	—	—	15	3,073	—	3,088
Net (loss) income	(66,391)	(57,975)	(4,300)	7,957	58,246	(62,463)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	952	(3,027)	(2,075)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(66,391)	(57,975)	(4,300)	8,909	55,219	(64,538)
Unrealized comprehensive (loss) income	—	—	—	(2,062)	—	(2,062)
Comprehensive (loss) income	(66,391)	(57,975)	(4,300)	5,895	58,246	(64,525)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	—	—	—	—	(1,866)	(1,866)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(66,391)	$(57,975)	$(4,300)	$5,895	$56,380	$(66,391)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Six Months Ended June 30, 2015

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$278,822	$241,315	$—	$520,137
Management fees	—	—	30,142	939	—	31,081
Other revenue	—	82	9,416	2,764	—	12,262
(Loss) income from equity investment	(75,506)	(1,554)	7,982	20	69,270	212
Intercompany revenue	1,326	706	40,022	—	(42,054)	—
Total revenues	(74,180)	(766)	366,384	245,038	27,216	563,692
Expenses:
Salaries and benefits	4	—	184,283	110,069	—	294,356
Medical supplies	—	—	34,067	16,998	—	51,065
Facility rent expenses	—	—	22,857	10,940	—	33,797
Other operating expenses	—	—	17,644	13,353	—	30,997
General and administrative expenses	—	1,091	57,012	14,583	—	72,686
Depreciation and amortization	—	—	34,776	10,035	—	44,811
Provision for doubtful accounts	—	—	4,362	3,859	—	8,221
Interest expense, net	(1)	42,573	6,371	1,070	—	50,013
Early extinguishment of debt	—	31,076	6,314	—	—	37,390
Fair value adjustment of earn-out liability	3,083	—	122	—	—	3,205
Fair value adjustment of embedded derivative	6,559	—	—	—	—	6,559
Loss on foreign currency transactions	—	—	—	211	—	211
Intercompany expenses	—	—	—	42,054	(42,054)	—
Total expenses	9,645	74,740	367,808	223,172	(42,054)	633,311
(Loss) income before income taxes	(83,825)	(75,506)	(1,424)	21,866	69,270	(69,619)
Income tax (benefit) expense	—	—	(30)	5,808	—	5,778
Net (loss) income	(83,825)	(75,506)	(1,394)	16,058	69,270	(75,397)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	—	(4,383)	(4,383)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(83,825)	(75,506)	(1,394)	16,058	64,887	(79,780)
Unrealized comprehensive (loss) income	—	—	—	(4,497)	—	(4,497)
Comprehensive (loss) income	(83,825)	(75,506)	(1,394)	11,561	69,270	(79,894)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	—	—	—	—	(3,931)	(3,931)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(83,825)	$(75,506)	$(1,394)	$11,561	$65,339	$(83,825)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2015

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(83,825)	$(75,506)	$(1,394)	$16,058	$69,270	$(75,397)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	30,441	7,890	—	38,331
Amortization	—	—	4,335	2,145	—	6,480
Deferred rent expense	—	—	188	150	—	338
Deferred income taxes	—	—	(214)	(567)	—	(781)
Stock-based compensation	5	—	—	—	—	5
Provision for doubtful accounts	—	—	4,362	3,859	—	8,221
Gain on the sale of property and equipment	—	—	(248)	5	—	(243)
Early extinguishment of debt	—	31,076	6,314	—	—	37,390
Gain on foreign currency transactions	—	—	—	38	—	38
Fair value adjustment of earn-out liability	3,083	—	122	—	—	3,205
Fair value adjustment of embedded derivative	6,559	—	—	—	—	6,559
Amortization of debt discount	—	746	—	—	—	746
Amortization of loan costs	—	2,630	—	—	—	2,630
Equity interest in net loss (earnings) of joint ventures	75,506	1,554	(7,982)	(20)	(69,270)	(212)
Distribution received from unconsolidated joint ventures	—	—	106	—	—	106
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	(1,113)	(9,283)	(27,525)	—	(37,921)
Income taxes payable	—	(82)	(171)	1,902	—	1,649
Inventories	—	—	56	68	—	124
Prepaid expenses	—	(28)	(554)	(421)	—	(1,003)
Intercompany payable / receivable	(60,706)	(46,568)	91,504	15,770	—	—
Accounts payable and other current liabilities	—	(194)	1,950	639	—	2,395
Accrued deferred compensation	—	—	492	194	—	686
Accrued expenses / other current liabilities	(6)	(5,014)	18,429	6,281	—	19,690
Net cash provided by (used in) operating activities	(59,384)	(92,499)	138,453	26,466	—	13,036
Cash flows from investing activities
Purchases of property and equipment	—	—	(18,926)	(6,827)	—	(25,753)
Acquisition of medical practices	—	—	(17,661)	(7,950)	—	(25,611)
Restricted cash associated with medical practices	—	—	4,001	—	—	4,001
Proceeds from the sale of property and equipment	—	—	1,081	41	—	1,122
Loans to employees	—	—	153	7	—	160
Intercompany notes to / from affiliates	2,000	—	1,213	(3,213)	—	—
Purchase of noncontrolling interest - non-redeemable	—	—	(1,233)	—	—	(1,233)
Distributions received from joint venture entities	—	196	2,896	—	(3,092)	—
Premiums on life insurance policies	—	—	(475)	(195)	—	(670)
Change in other assets and other liabilities	—	—	(89)	(67)	—	(156)
Net cash (used in) provided by investing activities	2,000	196	(29,040)	(18,204)	(3,092)	(48,140)
Cash flows from financing activities
Proceeds from issuance of debt	—	963,900	382	6,336	—	970,618
Principal repayments of debt	—	(820,050)	(84,290)	(7,377)	—	(911,717)
Repayments of finance obligation	—	—	(136)	—	—	(136)
Proceeds from issuance of noncontrolling interest	—	—	—	3,230	—	3,230
Proceeds from noncontrolling interest holders — redeemable and non-redeemable	—	—	743	—	—	743
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(2,022)	(2,022)
Payments for contingent considerations	—	—	(12,184)	—	—	(12,184)
Payments of call premium on long term debt	—	(18,563)	(6,314)	—	—	(24,877)
Cash distributions to shareholders	—	—	—	(5,114)	5,114	—
Payments of loan costs	—	(25,626)	—	—	—	(25,626)
Net cash (used in) provided by financing activities	—	99,661	(101,799)	(2,925)	3,092	(1,971)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10)	—	(10)
Net (decrease) increase in cash and cash equivalents	(57,384)	7,358	7,614	5,327	—	(37,085)
Cash and cash equivalents, beginning of period	65,541	123	16,614	16,889	—	99,167
Cash and cash equivalents, end of period	$8,157	$7,481	$24,228	$22,216	$—	$62,082

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

CONSENDSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended June 30, 2014

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$133,854	$112,096	$—	$245,950
Management fees	—	—	16,526	330	—	16,856
Other revenue	—	20	2,955	214	—	3,189
(Loss) income from equity investment	(204,012)	(181,789)	2,014	—	383,690	(97)
Intercompany revenue	—	238	23,088	—	(23,326)	—
Total revenues	(204,012)	(181,531)	178,437	112,640	360,364	265,898
Expenses:
Salaries and benefits	35	—	88,555	47,213	—	135,803
Medical supplies	—	—	17,427	7,075	—	24,502
Facility rent expenses	—	—	11,573	5,594	—	17,167
Other operating expenses	—	—	10,227	5,869	—	16,096
General and administrative expenses	12	233	27,636	6,179	—	34,060
Depreciation and amortization	—	—	17,739	4,423	—	22,162
Provision for doubtful accounts	—	—	2,566	862	—	3,428
Interest expense, net	—	22,295	4,216	3,388	—	29,899
Impairment loss	—	—	182,000	—	—	182,000
Equity initial public offering expenses	4,163	—	—	—	—	4,163
Electronic health records incentive payment	—	—	7	(7)	—	—
Loss on sale leaseback transaction	—	—	—	—	—	—
Fair value adjustment of earn-out liability	—	—	204	—	—	204
Loss on foreign currency transactions	—	—	—	79	—	79
Gain on foreign currency derivative contracts	—	—	—	—	—	—
Intercompany expenses	—	—	—	23,326	(23,326)	—
Total expenses	4,210	22,528	362,150	104,001	(23,326)	469,563
(Loss) income before income taxes	(208,222)	(204,059)	(183,713)	8,639	383,690	(203,665)
Income tax (benefit) expense	—	430	(1,632)	2,136	—	934
Net (loss) income	(208,222)	(204,489)	(182,081)	6,503	383,690	(204,599)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	(1,487)	(1,438)	(2,925)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(208,222)	(204,489)	(182,081)	5,016	382,252	(207,524)
Unrealized comprehensive (loss) income	—	—	—	(750)	—	(750)
Comprehensive (loss) income	(208,222)	(204,489)	(182,081)	5,753	383,690	(205,349)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	—	—	—	—	(2,873)	(2,873)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(208,222)	$(204,489)	$(182,081)	$5,753	$380,817	$(208,222)

CONSENDSED CONSOLIDATING STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Six Months Ended June 30, 2014

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$264,592	$195,266	$—	$459,858
Management fees	—	—	32,845	608	—	33,453
Other revenue	—	41	5,554	524	—	6,119
(Loss) income from equity investment	(243,196)	(199,226)	(6,102)	9	448,380	(135)
Intercompany revenue	—	445	42,293	—	(42,738)	—
Total revenues	(243,196)	(198,740)	339,182	196,407	405,642	499,295
Expenses:
Salaries and benefits	69	—	180,926	80,717	—	261,712
Medical supplies	—	—	32,964	13,272	—	46,236
Facility rent expenses	—	—	23,252	9,410	—	32,662
Other operating expenses	—	—	19,126	11,351	—	30,477
General and administrative expenses	12	364	52,820	10,978	—	64,174
Depreciation and amortization	—	—	35,078	7,806	—	42,884
Provision for doubtful accounts	—	—	5,357	2,367	—	7,724
Interest expense, net	—	44,214	8,051	5,161	—	57,426
Impairment loss	—	—	182,000	—	—	182,000
Equity initial public offering expenses	4,163	—	—	—	—	4,163
Electronic health records incentive payment	—	—	75	(75)	—	—
Loss on sale leaseback transaction	—	—	135	—	—	135
Fair value adjustment of earn-out liability	—	—	403	—	—	403
Loss on foreign currency transactions	—	—	—	107	—	107
Gain on foreign currency derivative contracts	—	(4)	—	—	—	(4)
Intercompany expenses	—	—	—	42,738	(42,738)	—
Total expenses	4,244	44,574	540,187	183,832	(42,738)	730,099
(Loss) income before income taxes	(247,440)	(243,314)	(201,005)	12,575	448,380	(230,804)
Income tax (benefit) expense	—	380	(1,631)	4,291	—	3,040
Net (loss) income	(247,440)	(243,694)	(199,374)	8,284	448,380	(233,844)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	—	—	—	(1,985)	(1,876)	(3,861)
Net (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	(247,440)	(243,694)	(199,374)	6,299	446,504	(237,705)
Unrealized comprehensive (loss) income	—	—	—	(10,606)	—	(10,606)
Comprehensive (loss) income	(247,440)	(243,694)	(199,374)	(2,322)	448,380	(244,450)
Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	—	—	—	—	(2,990)	(2,990)
Comprehensive (loss) income attributable to 21st Century Oncology Holdings, Inc. shareholder	$(247,440)	$(243,694)	$(199,374)	$(2,322)	$445,390	$(247,440)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2014

(in thousands)

	The Company	21C	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(247,440)	$(243,694)	$(199,374)	$8,284	$448,380	$(233,844)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	—	30,025	5,250	—	35,275
Amortization	—	—	5,053	2,556	—	7,609
Deferred rent expense	—	—	259	(29)	—	230
Deferred income taxes	—	(49)	—	427	—	378
Stock-based compensation	71	—	—	—	—	71
Provision for doubtful accounts	—	—	5,357	2,367	—	7,724
Loss (gain) on the sale of property and equipment	—	—	84	(25)	—	59
Loss on sale leaseback transaction	—	—	135	—	—	135
Impairment loss	—	—	182,000	—	—	182,000
Equity initial public offering expenses	4,163	—	—	—	—	4,163
Gain on foreign currency transactions	—	—	—	—	—	—
Gain on foreign currency derivative contracts	—	(4)	—	—	—	(4)
Fair value adjustment of earn-out liability	—	—	403	—	—	403
Amortization of debt discount	—	905	55	341	—	1,301
Amortization of loan costs	—	2,927	—	112	—	3,039
Equity interest in net loss (earnings) of joint ventures	243,196	199,226	6,102	(9)	(448,380)	135
Distribution received from unconsolidated joint ventures	—	—	106	—		106
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	(5)	(6,554)	(20,418)	—	(26,977)
Income taxes payable	644	(1,316)	(715)	738	—	(649)
Inventories	—	—	(609)	170	—	(439)
Prepaid expenses	—	(42)	2,018	1,120	—	3,096
Intercompany payable / receivable	2,659	8,138	(20,467)	9,670	—	—
Accounts payable and other current liabilities	(859)	126	11,585	3,005	—	13,857
Accrued deferred compensation	—	—	438	153	—	591
Accrued expenses / other current liabilities	—	89	10,995	526	—	11,610
Net cash provided by (used in) operating activities	2,434	(33,699)	26,896	14,238	—	9,869
Cash flows from investing activities
Purchases of property and equipment	—	—	(23,295)	(9,852)	—	(33,147)
Acquisition of medical practices	—	—	933	(41,776)	—	(40,843)
Restricted cash associated with medical practices	—	2	(616)	(10,378)	—	(10,992)
Proceeds from the sale of property and equipment	—	—	28	45	—	73
Loans to employees	—	(1)	(424)	15	—	(410)
Intercompany notes to / from affiliates	—	(2,400)	(339)	2,739	—	—
Contribution of capital to joint venture entities	—	(2,370)	(239)	—	1,989	(620)
Distributions received from joint venture entities	—	293	1,314	—	(1,607)	—
Proceeds (payment) of foreign currency derivative contracts	—	26	—	—	—	26
Premiums on life insurance policies	—	—	(297)	(153)	—	(450)
Change in other assets and other liabilities	—	—	95	(496)	—	(401)
Net cash (used in) provided by investing activities	—	(4,450)	(22,840)	(59,856)	382	(86,764)
Cash flows from financing activities
Proceeds from issuance of debt	—	60,400	5,650	63,966	—	130,016
Principal repayments of debt	—	(23,500)	(8,083)	(10,176)	—	(41,759)
Repayments of finance obligation	—	—	(113)	—	—	(113)
Proceeds from issuance of noncontrolling interest	—	1,250	—	—	—	1,250
Proceeds from noncontrolling interest holders — redeemable and non-redeemable	—	—	1,750	468	(1,989)	229
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	—	—	—	—	(956)	(956)
Cash distributions to shareholders	—	—	—	(2,563)	2,563	—
Payments of costs for equity securities offering	(2,550)	—	—	—	—	(2,550)
Payments of loan costs	—	—	—	(967)		(967)
Net cash (used in) provided by financing activities	(2,550)	38,150	(796)	50,728	(382)	85,150
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(35)	—	(35)
Net (decrease) increase in cash and cash equivalents	(116)	1	3,260	5,075	—	8,220
Cash and cash equivalents, beginning of period	161	122	9,084	8,095	—	17,462
Cash and cash equivalents, end of period	$45	$123	$12,344	$13,170	$—	$25,682

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

We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of June 30, 2015, was comprised of approximately 786 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology, and primary care in the United States. Our physicians provide medical services at approximately 393 locations, including our 183 radiation therapy centers. Of the 183 radiation therapy centers, 34 treatment centers were internally developed and 137 were acquired (including three which were transitioned from professional and other arrangements to freestanding). 54 radiation therapy centers operate in partnership with health systems and other clinics and community-based sites. Our 148 radiation therapy cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 32 local markets in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, Washington, and West Virginia. Our 35 international radiation therapy centers in Latin America are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets.

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

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our U.S. domestic net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the six months ended June 30, 2015 and 2014.

	Year Ended December 31,	Six Months Ended June 30,
U.S. Domestic:	2014	2015	2014

Payer
Medicare	39.8%	40.2%	40.6%
Commercial	57.1	57.4	56.0
Medicaid	2.2	1.5	2.5
Self-pay	0.9	0.9	0.9

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our U.S. net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 1.5% of our U.S. net patient service revenue for the six months ended June 30, 2015.

In the final Medicare 2014 Physician Fee Schedule (“PFS”), CMS finalized its proposal to revise the Medicare Economic Index (-2% impact) and incorporated updated RVUs for new and existing codes (+3% impact) resulting in a net impact of +1% for radiation oncology overall. Because the Medicare Economic Index policy only applies to freestanding settings, the impact to freestanding centers is approximately flat, while hospital-based radiation oncologists received an increase in payment under the Final Rule.

In the final Medicare 2015 PFS, the net impact of the Final Rule to radiation oncology and freestanding radiation therapy centers was approximately neutral overall. In the Final rule, CMS also indicated it would review the family of radiation treatment delivery codes in the FY 2016 Physician Fee Schedule Proposed Rule.

In the proposed Medicare 2016 PFS, CMS proposes to reduce payments for radiation oncology by 3% overall.  The impact to freestanding providers is -6% while hospital-based providers receive a 4% increase.  The reduction to freestanding providers relates primarily to coding changes to the family of radiation treatment delivery services and related imaging services.  CMS also proposes to increase the equipment utilization assumption for radiation treatment delivery services from 50% to 70% over a 2-year period.

The 2016 conversion factor also may be affected through CMS’ “misvalued code target.”  In the Protecting Access to Medicare Act of 2014 and subsequent legislation, Congress set a target for adjustments to misvalued codes in the fee schedule for calendar year 2016 through 2018, with a target amount of 1 percent for 2016 and 0.5 percent for 2017 and 2018.  If the net reductions to misvalued codes in 2016 are not equal to or greater than 1 percent of the estimated expenditures under the fee schedule, a reduction equal to the percentage difference between 1 percent and the estimated net reduction in expenditures resulting from misvalued code reductions must be made to all PFS services.

In April 2015, Congress passed the Medicare Access and CHIP Reauthorization Act, which permanently repeals the previously used Sustainable Growth Rate formula and increases base Medicare reimbursement by 0.5 percent each year between 2015 and 2019. Other growth rates and incentive programs apply beginning in 2019.

Separately, under the Budget Control Act of 2011 and subsequent legislation, payments to Medicare providers are reduced each year relative to baseline spending.  The 2015 Medicare Trustees Report notes that sequestration reduce reduces benefit payments by 2 percent from April 1, 2013 through March 31, 2023, by 2.9 percent from April 1, 2023 through September 30, 2023, by 1.1 percent from October 1, 2023 through March 31, 2024, and by 4 percent from April 1, 2024 through September 30, 2024.

Commercial

Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 96% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the six months ended June 30, 2015 approximately 4% of our U.S. net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

•                  increased costs associated with development and optimization of our internal infrastructure; and

•                  healthcare reform.

Recent Developments

On July 2, 2015 we purchased the remaining 35% of South Florida Radiation Oncology (“SFRO”) for $49.0 million, comprised of $15.0 million in cash, $15.0 million in a seller financing note, and $19.0 million in 21st Century Oncology Investments, LLC (“21CI”) preferred stock. The seller financing note accrues interest at 10% per annum, which is accrued quarterly and added to the outstanding principal amount. The seller financing note matures on June 30, 2019 and provides for an earn-out payable to the sellers based on certain milestones being achieved, which could entitle the sellers to up to an additional $4.5 million in the aggregate.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
United States
Number of treatment days	64	64	0.0%	127	127	0.0%

Total treatments - freestanding centers (same store basis)	204,503	202,779	0.9%	392,320	383,516	2.3%

Treatments per day - freestanding centers (same store basis)	3,195	3,168	0.9%	3,089	3,020	2.3%

Percentage change in freestanding revenues same store basis	0.0%	8.9%		2.1%	7.8%

Total radiation oncology cases completed *	9,081	8,201	10.7%	17,698	15,725	12.5%

Total radiation oncology cases (same store basis)	8,926	8,183	9.1%	16,884	15,364	9.9%

Revenue per radiation oncology case (same store basis)	$17,556	$19,153		$17,765	$19,117

Radiation therapy centers - freestanding (global)	171	168
Radiation therapy centers — professional / other (global)	12	12

Total radiation therapy centers	183	180

Days sales outstanding at quarter end	40	40

United States
Net patient service revenue (global) — professional services only (in thousands)	$89,332	$82,060		$180,767	$152,918

Net patient service revenue (global) — excluding physician practice expense (in thousands)	$283,673	$268,095		$561,934	$503,642

*                                         Total cases completed represents a count of patients that have completed their course of treatment. Total case counts are based on legacy and acquired clinical systems.

The following table summarizes key operating statistics of our results of operations for our international operations, which are operated through Medical Developers, LLC (“MDLLC”) and its subsidiaries for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
International	2015	2014	% Change	2015	2014	% Change

Total number of new cases	4,626	4,600	0.6%	9,127	8,881	2.8%

Revenue per radiation oncology case	$6,701	$5,283		$6,607	$5,120

International

Comparison of the Three Months Ended June 30, 2015 and 2014

MDLLC’s total revenues increased $6.8 million, or 27.9%, from $24.3 million to $31.1 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Total revenue was positively impacted by $0.3 million of revenue from a de novo in the Dominican Republic which began operations in October, 2014, revenue growth in Costa Rica resulting from the installation of a new linear accelerator, growth in treatments, and revenue per case growth in Argentina due to inflation growing faster than the devaluation of the Argentine Peso. Case growth increased by 26 or 0.6% during the quarter. The trend toward more clinically-advanced treatments, which require more time to complete, continued during the quarter with an increase in the number of higher-revenue IMRT/IGRT treatments as compared to the same period in 2014.

Facility gross profit increased $4.7 million, or 34.7% from $13.4 million to $18.1 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  Facility-level gross profit as a percentage of total revenues increased to 58.2% from 55.3%. The opening of one center during the period versus the prior period during which the center was being constructed, lower physician compensation, salaries and benefits, medical supplies, facility rent, and repairs and maintenance costs as a percentage of revenues offset increases in depreciation and amortization expense relating to our continued growth and investment in Latin America.

Comparison of the Six Months Ended June 30, 2015 and 2014

MDLLC’s total revenues increased $14.9 million, or 32.8%, from $45.5 million to $60.4 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  Total revenue was positively impacted by $0.4 million of revenue from a de novo in the Dominican Republic which began operations in October, 2014, revenue growth in Costa Rica resulting from the installation of a new linear accelerator, growth in treatments, and revenue per case growth in Argentina due to inflation growing faster than the devaluation of the Argentine Peso. Case growth increased by 246 or 2.8% during the first six months. The trend toward more clinically-advanced treatments, which require more time to complete, continued during the quarter with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments versus 2D treatments as compared to the same period in 2014.

Facility gross profit increased $10.0 million, or 40.5% from $24.9 million to $34.9 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Facility-level gross profit as a percentage of total revenues increased to 57.8% from 54.7%. The opening of three centers during the period versus the prior period where the centers were being constructed, lower physician compensation, salaries and benefits, medical supplies, facility rent, and repairs and maintenance costs as a percentage of revenues offset increases in depreciation and amortization expense relating to our continued growth and investment in Latin America.

The following table presents summaries of our results of operations for the three months ended June 30, 2015 and 2014.

(in thousands):	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
Revenues:
Net patient service revenue	$263,380	92.4%	$245,950	92.5%
Management fees	15,211	5.3	16,856	6.3
Other revenue	6,618	2.3	3,092	1.2
Total revenues	285,209	100.0	265,898	100.0
Expenses:
Salaries and benefits	147,397	51.7	135,803	51.1
Medical supplies	24,774	8.7	24,502	9.2
Facility rent expenses	16,922	5.9	17,167	6.5
Other operating expenses	16,073	5.6	16,096	6.1
General and administrative expenses	43,776	15.3	34,060	12.8
Depreciation and amortization	22,242	7.8	22,162	8.3
Provision for doubtful accounts	3,753	1.3	3,428	1.3
Interest expense, net	24,326	8.5	29,899	11.2
Impairment loss	—	—	182,000	68.4
Early extinguishment of debt	37,390	13.1	—	—
Equity initial public offering expenses	—	—	4,163	1.6
Fair value adjustment of noncontrolling interest and earn-out liability	2,745	1.0	204	0.1
Fair value adjustment of embedded derivative	5,217	1.8	—	—
Loss on foreign currency transactions	(31)	—	79	—
Total expenses	344,584	120.7	469,563	176.6
Loss before income taxes	(59,375)	(20.7)	(203,665)	(76.6)
Income tax expense	3,088	1.1	934	0.4
Net loss	(62,463)	(21.8)	(204,599)	(77.0)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(2,075)	(0.7)	(2,925)	(1.0)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(64,538)	(22.5)%	$(207,524)	(78.0)%

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenues

Net patient service revenue. For the three months ended June 30, 2015 and 2014, net patient service revenue comprised 92.4% and 92.5%, respectively, of our total revenues.  In our net patient service revenue for the three months ended June 30, 2015 and 2014, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 31.3% and 30.9%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each radiation therapy center. For the three months ended June 30, 2015, management fees comprised 5.3% and 6.3%, respectively, of our total revenues.

Other revenue. For the three months ended June 30, 2015 and 2014, other revenue comprised approximately 2.3% and 1.2%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $19.3 million, or 7.3%, from $265.9 million for the three months ended June 30, 2014 to $285.2 million for the three months ended June 30, 2015. Total revenue was positively impacted by $6.3 million due to our expansion into new practices and treatments centers in new and existing local markets during 2014 and 2015 through the acquisition of urology and medical oncology practices in Florida and the acquisition of physician radiation practices in Florida, The Dominican Republic, Kentucky, North Carolina, Rhode Island, and Washington as follows:

Date	Sites	Location	Market	Type

October 2014	1	Miami - Florida	Miami/Dade County	Acquisition

October 2014	1	The Dominican Republic	International (The Dominican Republic)	De Novo

January 2015	1	Washington	Washington	Acquisition

January 2015	1	Rhode Island	Rhode Island	Acquisition

January 2015	1	Palm Beach County — Florida	Palm Beach County — Florida	Acquisition

January 2015	1	Weaverville - North Carolina	Western North Carolina	De Novo

April 2015	1	Corbin - Kentucky	Corbin - Kentucky	Hospital Based

Revenue in our existing local markets and practices increased by approximately $13.3 million offset by a decrease in revenue from CMS for the 2015 PQRI program of approximately $0.3 million

Expenses

Salaries and benefits. Salaries and benefits increased by $11.6 million, or 8.5%, from $135.8 million for the three months ended June 30, 2014 to $147.4 million for the three months ended June 30, 2015. Salaries and benefits as a percentage of total revenues increased from 51.1% for the three months ended June 30, 2014 to 51.7% for the three months ended June 30, 2015.  Additional staffing of personnel and physicians due to our development and expansion of urology and medical oncology practices in Florida and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015 contributed $2.5 million to our salaries and benefits. For existing practices and centers within our local markets, salaries and benefits increased $9.1 million due to increases in severance payments for terminated employees due to a reduction in workforce and incurred severance payments to certain executives, as well as contribution of additional physician compensation in our existing local markets as a result of our growth in revenue during the respective period.

Medical supplies. Medical supplies increased by $0.3 million, or 1.1%, from $24.5 million for the three months ended June 30, 2014 to $24.8 million for the three months ended June 30, 2015. Medical supplies as a percentage of total revenues decreased from 9.2% for the three months ended June 30, 2014 to 8.7% for the three months ended June 30, 2015. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $0.5 million of the increase was related to our development and expansion of urology and medical oncology practices in Florida and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. In our remaining practices and centers in existing local markets, medical supplies decreased by approximately $0.2 million as certain chemotherapy drugs were increasingly administered through hospital settings under physician practice arrangements. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses decreased by $0.3 million, or 1.4%, from $17.2 million for the three months ended June 30, 2014 to $16.9 million for the three months ended June 30, 2015. Facility rent expenses as a percentage of total revenues decreased from 6.5% for the three months ended June 30, 2014 to 5.9% for the three months ended June 30, 2015. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $0.5 million was related to our development and expansion of urology and medical oncology practices in Florida and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. Facility rent expense in our remaining practices and centers in existing local markets decreased by approximately $0.8 million.

Other operating expenses. Other operating expenses were unchanged at $16.1 million for the three months ended June 30, 2014 and June 30, 2015.  Other operating expense as a percentage of total revenues decreased from 6.1% for the three months ended June 30, 2014 to 5.6% for the three months ended June 30, 2015.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $0.5 million was related to our development and expansion of urology and medical oncology practices in Florida and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. In our remaining practices and centers in existing local markets, other operating expenses decreased by approximately $0.5 million.

General and administrative expenses. General and administrative expenses increased by $9.7 million or 28.5%, from $34.1 million for the three months ended June 30, 2014 to $43.8 million for the three months ended June 30, 2015. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 12.8% for the three months ended June 30, 2014 to 15.3% for the three months ended June 30, 2015.  The net increase of $9.7 million in general and administrative expenses was due to an increase of approximately $0.5 million relating to our development and expansion of urology and medical oncology practices in Florida and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. In addition, there was an increase of approximately $14.0 million in legal, consulting costs and liabilities associated with the Medicare diagnostic matter and litigation settlements with certain physicians, offset by decreases in $0.2 million related to expenses for consulting services for the CMS 2014 fee schedule, $3.1 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $0.3 million relating to our rebranding initiatives and a decrease of approximately $1.2 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization expense was unchanged at $22.2 million for the three months ended June 30, 2014 and June 30, 2015. Depreciation and amortization expense as a percentage of total revenues decreased from 8.3% for the three months ended June 30, 2014 to 7.8% for the three months ended June 30, 2015. Depreciation and amortization remained unchanged due to an increase of approximately $0.5 million relating to our development and expansion of urology and medical oncology practices in Florida and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015 offset by a decrease in certain local markets of our depreciation and amortization by approximately $0.4 million and a decrease of approximately $0.1 million in amortization of certain non-compete agreements.

Provision for doubtful accounts. The provision for doubtful accounts increased by $0.4 million, or 9.5%, from $3.4 million for the three months ended June 30, 2014 to $3.8 million for the three months ended June 30, 2015.  The provision for doubtful accounts as a percentage of total revenues remained at 1.3% for the three months ended June 30, 2014 and June 30, 2015 We continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self-pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

Interest expense, net. Interest expense, decreased by $5.6 million, or 18.6%, from $29.9 million for the three months ended June 30, 2014 to $24.3 million for the three months ended June 30, 2015. As of June 30, 2015, we had approximately $610.0 million outstanding in our Term Facility and $-0- million outstanding in our Revolver Credit Facility. The decrease is attributable to the reduction of outstanding debt including the Revolver Credit Facility and the pay-off of the SFRO Credit Agreement which provided for a $60 million Term B Loan, $7.9 million Term A Loan, and assumed capital lease obligations.  In April, 2015, we refinanced approximately $1.0 billion of debt which extended our maturities and lowered our overall effective interest rate.

Impairment loss. As of June 30, 2014, we performed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of experiencing liquidity concerns. We completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeded its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other (“ASC 350”), we recorded a preliminary estimated non-cash impairment loss of approximately $182.0 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014.

Early Extinguishment of Debt. We incurred a loss of approximately $37.4 million from the early extinguishment of debt as a result of the $1.0 billion in debt refinancing in April, 2015.  We paid approximately $24.9 million in premium payments for the early retirement of our $350.0 million senior secured second lien notes and our $380.1 million senior subordinated notes, along with the tender offer premium payments on our $75.0 million senior secured notes. As a result of the debt refinancing, we wrote-off approximately $3.1 million in original issue discount and $9.4 million in deferred financing costs.

Equity initial public offering expenses. In May, 2014, we determined due to market conditions to postpone the initial public offering of our equity securities. As a result of the postponement and entering into the Recapitalization Support Agreement with Consenting Subordinated Noteholders, we wrote-off approximately $4.2 million in expenses associated with the initial public offering.

Fair value adjustment of noncontrolling interest and earn-out liability. We funded a portion of the purchase price pursuant to the OnCure, SFRO, and Kennewick, Washington acquisitions with contingent consideration. The contingent consideration is generally dependent on the acquiree achieving certain EBTIDA thresholds. We estimated and recorded an earn-out liability for each of the acquisitions as of their respective acquisition dates. We estimate the fair value of the earn-out liabilities at each reporting date. Changes to the estimated earn-out liabilities are recorded to expense in the fair value adjustment of noncontrolling interest and earn-out liability caption in the consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2015 and 2014 we recorded $2.7 million and $0.2 million, respectively related to changes in the fair value of earn-out liabilities. On July 2, 2015 we purchased the remaining 35% of SFRO for $49.0 million. As of June 30, 2015 we adjusted the respective noncontrolling interest to fair value resulting in an increase to fair value adjustment of noncontrolling interest and earn-out liability of approximately $13.0 million. In addition, pursuant to the buyout of the 35%, we entered into a new earn-out arrangement resulting in a decrease to fair value adjustment of noncontrolling interest and earn-out liability of approximately $9.2 million.

Fair value adjustment of embedded derivative. Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of our qualifying initial public offering or a qualifying merger, we will execute and deliver to Canada Pension Plan Investment Board (“CPPIB”) a Warrant Agreement (the “Warrant Agreement”) and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share.  The warrants expire on the tenth anniversary of the date of issuance. We evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. We estimate the fair value of the embedded derivative at each reporting date and record the change in fair value of the embedded derivative to expense in the fair value adjustment of embedded derivative caption in the consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2015 and 2014 we recorded $5.2 million and $0 million, respectively related to changes in the fair value of the embedded derivative.

Income taxes.  Our effective tax rate was (5.2)% for the three months ended June 30, 2015 and (0.5)% for the three months ended June 30, 2014. The change in the effective rate for the second quarter of 2015 compared to the same period of the year prior is primarily the result of the recording of an impairment against goodwill of the domestic operations and the release of previously recorded tax reserves during the quarter ended June 30, 2014 as well as the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.  As a result, on an absolute dollar basis, the expense for income taxes changed by $2.2 million from the income tax expense of $0.9 million for the three months ended June 30, 2014 to $3.1 million for the three months ended June 30, 2015.

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

Net loss. Net loss decreased by $142.1 million, from $204.6 million in net loss for the three months ended June 30, 2014 to $62.5 million net loss for the three months ended June 30, 2015.  Net loss represents 77.0% of total revenues for the three months ended June 30, 2014 and 21.8% of total revenues for the three months ended June 30, 2015.

The following table presents summaries of our results of operations for the six month ended June 30, 2015 and 2014.

	Six Months Ended		Six Months Ended
(in thousands):	June 30, 2015		June 30, 2014
Revenues:
Net patient service revenue	$520,137	92.3%	$459,858	92.1%
Management fees	31,081	5.5	33,453	6.7
Other revenue	12,474	2.2	5,984	1.2
Total revenues	563,692	100.0	499,295	100.0
Expenses:
Salaries and benefits	294,356	52.2	261,712	52.4
Medical supplies	51,065	9.1	46,236	9.3
Facility rent expenses	33,797	6.0	32,662	6.5
Other operating expenses	30,997	5.5	30,477	6.1
General and administrative expenses	72,686	12.9	64,174	12.9
Depreciation and amortization	44,811	7.9	42,884	8.6
Provision for doubtful accounts	8,221	1.5	7,724	1.5
Interest expense, net	50,013	8.9	57,426	11.5
Impairment loss	—	—	182,000	36.5
Early extinguishment of debt	37,390	6.6	—	—
Equity initial public offering expenses	—	—	4,163	0.8
Loss on sale leaseback transaction	—	—	135	—
Fair value adjustment of noncontrolling interest and earn-out liability	3,205	0.6	403	0.1
Fair value adjustment of embedded derivative	6,559	1.2	—	—
Gain on the sale of an interest in a joint venture	—	—	—	—
Loss on foreign currency transactions	211	—	107	—
Loss (gain) on foreign currency derivative contracts	—	—	(4)	—
Total expenses	633,311	112.4	730,099	146.2
Loss before income taxes	(69,619)	(12.4)	(230,804)	(46.2)
Income tax expense	5,778	1.0	3,040	0.6
Net loss	(75,397)	(13.4)	(233,844)	(46.8)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(4,383)	(0.8)	(3,861)	(0.8)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(79,780)	(14.2)%	$(237,705)	(47.6)%

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenues

Net patient service revenue. For the six months ended June 30, 2015 and 2014, net patient service revenue comprised 92.3% and 92.1%, respectively, of our total revenues.  In our net patient service revenue for the six months ended June 30, 2015 and 2014, revenue from the professional-only component of radiation therapy where we do not bill globally and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 32.1% and 30.6%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each radiation therapy center. For the six months ended June 30, 2015 and 2014, management fees comprised 5.5% and 6.7%, respectively, of our total revenues.

Other revenue. For the six months ended June 30, 2015 and 2014, other revenue comprised approximately 2.2% and 1.2%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $64.4 million, or 12.9%, from $499.3 million for the six months ended June 30, 2014 to $563.7 million for the six months ended June 30, 2015. Total revenue was positively impacted by $47.0 million due to our expansion into new practices and treatments centers in new and existing local markets during 2014 and 2015 through the acquisition of several urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of physician radiation practices in Argentina, The Dominican Republic, Florida, Guatemala, Kentucky, New York, North Carolina, Rhode Island, and Washington as follows:

Date	Sites	Location	Market	Type

January 2014	1	Guatemala	International (Guatemala)	Acquisition

February 2014	17	Miami/Dade/Palm Beach/Broward Counties — Florida	Miami/Dade/Palm Beach/Broward Counties — Florida	Acquisition - SFRO Freestanding

February 2014	4	Miami/Dade/Palm Beach/Broward Counties — Florida	Miami/Dade/Palm Beach/Broward Counties — Florida	Acquisition - SFRO professional / other

February 2014	1	Westchester/Bronx/Long Island — New York	Westchester/Bronx/Long Island — New York	De Novo

March 2014	1	Latin America	International (Argentina)	Acquisition

October 2014	1	Miami - Florida	Miami/Dade County	Acquisition

October 2014	1	The Dominican Republic	International (The Dominican Republic)	De Novo

January 2015	1	Washington	Washington	Acquisition

January 2015	1	Rhode Island	Rhode Island	Acquisition

January 2015	1	Palm Beach County — Florida	Palm Beach County — Florida	Acquisition

January 2015	1	Weaverville - North Carolina	Western North Carolina	De Novo

April 2015	1	Corbin - Kentucky	Corbin - Kentucky	Hospital Based

Revenue in our existing local markets and practices increased by approximately $18.1 million offset by a decrease in revenue from CMS for the 2015 PQRI program of approximately $0.7 million

Salaries and benefits. Salaries and benefits increased by $32.7 million, or 12.5%, from $261.7 million for the six months ended June 30, 2014 to $294.4 million for the six months ended June 30, 2015. Salaries and benefits as a percentage of total revenues decreased from 52.4% for the six months ended June 30, 2014 to 52.2% for the six months ended June 30, 2015.  Additional staffing of personnel and physicians due to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015 contributed $28.7 million to our salaries and benefits. For existing practices and centers within our local markets, salaries and benefits increased $4.0 million due to increases in severance payments for terminated employees due to a reduction in workforce and incurred severance payments to certain executives.

Medical supplies. Medical supplies increased by $4.9 million, or 10.4%, from $46.2 million for the six months ended June 30, 2014 to $51.1 million for the six months ended June 30, 2015. Medical supplies as a percentage of total revenues decreased from 9.3% for the six months ended June 30, 2014 to 9.1% for the six months ended June 30, 2015. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $10.0 million of the increase was related to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. In our remaining practices and centers in existing local markets, medical supplies decreased by approximately $5.1 million as certain chemotherapy drugs were increasingly administered through hospital settings under physician practice arrangements. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.1 million, or 3.5%, from $32.7 million for the six months ended June 30, 2014 to $33.8 million for the six months ended June 30, 2015. Facility rent expenses as a percentage of total revenues decreased from 6.5% for the three months ended June 30, 2014 to 6.0% for the three months ended June 30, 2015. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $1.3 million of the increase was related to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. Facility rent expense in our remaining practices and centers in existing local markets decreased by approximately $0.2 million.

Other operating expenses. Other operating expenses increased by $0.5 million or 1.7%, from $30.5 million for the six months ended June 30, 2014 to $31.0 million for the six months ended June 30, 2015.  Other operating expense as a percentage of total revenues decreased from 6.1% for the six months ended June 30, 2014 to 5.5% for the six months ended June 30, 2015.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $0.9 million of the increase was related to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. In our remaining practices and centers in existing local markets, other operating expenses decreased by approximately $0.4 million.

                General and administrative expenses. General and administrative expenses increased by $8.5 million or 13.3%, from $64.2 million for the six months ended June 30, 2014 to $72.7 million for the six months ended June 30, 2015. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues remained unchanged at 2.9% for the six months ended June 30, 2014 and 2015.  The net increase of $8.5 million in general and administrative expenses was due to an increase of approximately $2.8 million relating to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. In addition, there was an increase of approximately $15.2 million in legal, consulting costs and liabilities associated with the Medicare diagnostic matter and litigation settlements with certain physicians, offset by decreases in $0.3 million related to expenses for consulting services for the CMS 2015 fee schedule, $6.2 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $0.6 million relating to our rebranding initiatives and a decrease of approximately $2.4 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization expense increased by $1.9 million or 4.5%, from $42.9 million for the six months ended June 30, 2014 to $44.8 million for the six months ended June 30, 2015. Depreciation and amortization expense as a percentage of total revenues decreased from 8.6% for the six months ended June 30, 2014 to 7.9% for the six months ended June 30, 2015.  The change in depreciation and amortization was due to an increase of approximately $2.3 million relating to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. An increase in capital expenditures related to our investment in advanced radiation treatment technologies and software maintenance in certain local markets increased our depreciation and amortization by approximately $0.3 million offset by a decrease of approximately $0.7 million in amortization of certain non-compete agreements.

Provision for doubtful accounts. The provision for doubtful accounts increased by $0.5 million, or 6.4%, from $7.7 million for the six months ended June 30, 2014 to $8.2 million for the six months ended June 30, 2015.  The provision for doubtful accounts as a percentage of total revenues remained at 1.5% for the six months ended June 30, 2014 and June 30, 2015 We continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self-pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

Interest expense, net. Interest expense, decreased by $7.4 million, or 12.9%, from $57.4 million for the six months ended June 30, 2014 to $50.0 million for the six months ended June 30, 2015. As of June 30, 2015, we had approximately $610.0 million outstanding in our Term Facility and $-0- million outstanding in our Revolver Credit Facility. The decrease is attributable to the reduction of outstanding debt including the Revolver Credit Facility and the pay-off of the SFRO Credit Agreement which provided for a $60 million Term B Loan, $7.9 million Term A Loan, and assumed capital lease obligations.  In April, 2015, we refinanced approximately $1.0 billion of debt which extended our maturities and lowered our overall effective interest rate.

Impairment loss. As of June 30, 2014, we performed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of experiencing liquidity concerns. We completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeded its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. In accordance with ASC 350, we recorded a preliminary estimated non-cash impairment loss of approximately $182.0 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014.

Early Extinguishment of Debt. We incurred a loss of approximately $37.4 million from the early extinguishment of debt as a result of the $1.0 billion in debt refinancing in April, 2015.  We paid approximately $24.9 million in premium payments for the early retirement of our $350.0 million senior secured second lien notes and our $380.1 million senior subordinated notes, along with the tender offer premium payments on our $75.0 million senior secured notes. As a result of the debt refinancing, we wrote-off approximately $3.1 million in original issue discount and $9.4 million in deferred financing costs.

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

Fair value adjustment of earn-out liability. We funded a portion of the purchase price pursuant to the OnCure, SFRO, and Kennewick, Washington acquisitions with contingent consideration. The contingent consideration is generally dependent on the acquiree achieving certain EBTIDA thresholds. We estimated and recorded an earn-out liability for each of the acquisitions as of their respective acquisition dates. We estimate the fair value of the earn-out liabilities at each reporting date. Changes to the estimated earn-out liabilities are recorded to expense in the fair value adjustment of noncontrolling interest and earn-out liability caption in the consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2015 and 2014 we recorded $3.2 million and $0.4 million, respectively related to changes in the fair value of earn-out liabilities. On July 2, 2015 we purchased the remaining 35% of SFRO for $49.0 million. As of June 30, 2015 we adjusted the respective noncontrolling interest to fair value resulting in an increase to fair value adjustment of noncontrolling interest and earn-out liability of approximately $13.0 million. In addition, pursuant to the buyout of the 35%, we entered into a new earn-out arrangement resulting in a decrease to fair value adjustment of noncontrolling interest and earn-out liability of approximately $9.2 million.

Fair value adjustment of embedded derivative. Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of our qualifying initial public offering or a qualifying merger, we will execute and deliver to CPPIB the Warrant Agreement and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share.  The warrants expire on the tenth anniversary of the date of issuance. We evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. We estimate the fair value of the embedded derivative at each reporting date and record the change in fair value of the embedded derivative to expense in the fair value adjustment of embedded derivative caption in the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2015 and 2014 we recorded $6.6 million and $0 million, respectively related to changes in the fair value of the embedded derivative.

Income taxes.  Our effective tax rate was (8.3)% for the six months ended June 30, 2015 and (1.3)% for the six months ended June 30, 2014. The change in the effective rate for the six months ended June 30, 2015 compared to the same period of the year prior is primarily the result of the recording of an impairment against goodwill of the domestic operations and the release of previously recorded tax reserves during the quarter ended June 30, 2014 as well as the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.  As a result, on an absolute dollar basis, the expense for income taxes changed by $2.8 million from the income tax expense of $3.0 million for the six months ended June 30, 2014 to $5.8 million for the six months ended June 30, 2015.

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

Net loss. Net loss decreased by $158.4 million, from $233.8 million in net loss for the six months ended June 30, 2014 to $75.4 million net loss for the six months ended June 30, 2015.  Net loss represents 46.8% of total revenues for the six months ended June 30, 2014 and 13.4% of total revenues for the six months ended June 30, 2015.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  63 of our 183 radiation therapy centers are located in Florida.

Liquidity and Capital Resources

We are highly leveraged. As of June 30, 2015, we had $1.0 billion of long-term debt outstanding. We have experienced and continue to experience losses from operations. We reported a net loss of approximately $343.2 million, $78.2 million, and $151.1 million for the years ended December 31, 2014, 2013, and 2012, respectively, and $75.4 million and $233.8 million for the six month periods ended June 30, 2015 and 2014, respectively. At June 30, 2015, we had $62 million of unrestricted cash and $122 million of availability under our revolver.

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

We have several initiatives designed to increase profitability including: (i) fully integrating our recent acquisitions to improve operational performance; (ii) improving commercial payer contracting to increase reimbursement;  (iii) continued development and expansion of our integrated cancer care model; and (iv) realignment of our physician compensation arrangements to reflect the current reimbursement environment. Although we are significantly leveraged, we expect that the current cash balance, liquidity from our revolver, and cash generated from operations will be sufficient to meet working capital, capital expenditure, debt service, and other cash needs through June 30, 2016.

Cash Flows From Operating Activities

Net cash provided by operating activities for the six month period ended June 30, 2014 was $9.9 million. Net cash provided by operating activities for the six month period ended June 30, 2015 was $13.0 million.

Net cash provided by operating activities increased by $3.1 million from $9.9 million used in operating activities for the six month period ended June 30, 2014 to $13.0 million provided by operating activities for the six month period ended June 30, 2015 predominately due to management of our vendor payables and increased cash flow related to our OnCure and SFRO transactions, along with continued expense management of consulting and other general and administrative expenses.

Cash at June 30, 2015 held by our foreign subsidiaries was $6.0 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the six month periods ended June 30, 2014 and 2015 was $86.8 million and $48.1 million, respectively.

Net cash used in investing activities decreased by $38.7 million from $86.8 million for the six month period ended June 30, 2014 to $48.1 million for the six month period ended June 30, 2015.  In 2015, net cash used in investing activities was impacted by approximately $25.6 million in the acquisition of medical practices. On January 2, 2015, we purchased an 80% equity interest in a legal entity that operates a radiation oncology facility in Kennewick, Washington for approximately $19.2 million, subject to working capital and other customary adjustments. The transaction was funded with $17.7 million in cash, assumed capital lease obligation of $0.3 million, and a $1.3 million contingent earn-out payment. On January 6, 2015, we purchased the assets of a radiation oncology practice located in Warrick, Rhode Island for approximately $8.0 million in cash. On January 6, 2015, we purchased the assets of a radiation oncology practice we already managed located in Hollywood, Florida for approximately $0.5 million in cash. On January 6, 2015, we purchased an additional 9% interest in a joint venture radiation oncology practice for approximately $1.2 million in cash. During 2015, we purchased approximately $25.8 million in property and equipment.

In 2014, net cash used in investing activities was impacted by approximately $40.8 million in the acquisition of medical practices. On January 13, 2014, CarePoint purchased the membership interest in Quantum Care, LLC for approximately $1.9 million. On January 15, 2014, we purchased 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $0.9 million plus the assumption of approximately $3.1 million in debt. On February 10, 2014, we purchased a 65% equity interest in SFRO for approximately $60 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt. In addition we reflected approximately $11.7 million in restricted cash relating to the SFRO existing debt and an indemnity escrow for the determination of the final purchase price.  On March 26, 2014 we purchased 75% interest in a legal entity that operates a radiation oncology facility in Villa Maria, Argentina for approximately $0.5 million. During 2014, we acquired the assets of several physician practices in Florida for approximately $0.3 million. During 2014, we purchased approximately $33.1 million in property and equipment. We have one of the most technically-advanced radiation equipment platforms in the industry. A significant portion of this spend is for growth related projects.  This includes the upgrade of technology and equipment at the legacy OnCure centers to expand capacity as well as add SRS capacity, and Medical Developers’ growth.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six month period ended June 30, 2014 was $85.2 million and net cash used in financing activities for the six months ended June 30, 2015 was $2.0 million.

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

For the six months ended June 30, 2014, we paid approximately $2.6 million in costs associated with an initial public offering costs and incurred costs of approximately $1.6 million.

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

For the six months ended June 30, 2015, we paid approximately $25.6 million in loan costs from our refinancing of our long term debt with during April 2015 with the issuance on new subordinated notes due 2023 and a new senior credit facility and incurred costs of approximately $0.9 million. With the refinancing of our long term debt, we paid approximately $24.9 million related to breakage, premium call payments and tender offer payments on our $380.1 million senior subordinated notes, $350.0 million senior secured second lien notes and our $75.0 million senior secured notes.

We paid approximately $12.2 million predominately related to the OnCure notes and paid the earn-out liability and finalized the reserve liability relating to the bankruptcy exit of OnCure Holdings, LLC, along with payments of earn-out liabilities related to two previous acquisitions in North Carolina.

We had partnership distributions from non-controlling interests of approximately $1.0 million and $2.0 million in 2014 and 2015, respectively.

Notes Offering

On April 30, 2015, 21st Century Oncology, Inc. (“21C”) completed an offering of $360.0 million aggregate principal amount of 11.00% senior notes due 2023 (“the Notes”) at an issue price of 100.00%.  The Notes are senior unsecured obligations of 21C and are guaranteed on an unsecured senior basis by us and the Guarantors under the 2015 Credit Facilities.

The Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

21C used the net proceeds from the offering, together with cash on hand and borrowings under the Credit Facilities, to repay our $90.0 million Term Facility, to redeem our 9 7/8% Senior Subordinated Notes due 2017 and our 8 7/8% Senior Secured Second Lien Notes due 2017, to repurchase the 11 3/4% Senior Secured Notes due 2017 issued by OnCure, to pay related fees and expenses and for general corporate purposes. We incurred approximately $26.5 million in transaction fees and expenses, including legal, accounting, and other fees associated with the offering.

We incurred a loss of approximately $37.4 million from the early extinguishment of debt as a result of the notes offering in April, 2015.  We paid approximately $24.9 million in premium payments for the early retirement of our $350.0 million senior secured second lien notes and $380.1 million senior subordinated notes, along with the tender offer premium payments on the $75.0 million senior secured notes. As a result of the notes offering, we wrote-off approximately $3.1 million in original issue discount and $9.4 million in deferred financing costs.

The Notes were issued pursuant to the indenture, dated April 30, 2015 (the “Indenture”) among 21C, the Guarantors and Wilmington Trust, National Association, governing the Notes.

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

Senior Secured Credit Facility

On April 30, 2015, 21C entered into the Credit Agreement (the “2015 Credit Agreement”) among 21C, as borrower, us, the 2015 Administrative Agent, collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

The credit facilities provided under the 2015 Credit Agreement consist of a revolving credit facility providing for up to $125 million (the “2015 Revolving Credit Facility”) and an initial term loan facility providing for $610 million (the “2015 Term Facility”, and together with the 2015 Revolving Credit Facility, the “2015 Credit Facilities”). 21C may (i) increase the aggregate amount of revolving loans by an amount not to exceed $25 million in the aggregate and (ii) subject to a consolidated secured leverage ratio test, increase the aggregate amount of the term loans or the revolving loans by an unlimited amount or issue pari passu or junior secured loans or notes or unsecured loans or notes in an unlimited amount.  The 2015 Revolving Credit Facility will mature in five years and the 2015 Term Facility will mature in seven years.

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

The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at June 30, 2015		Level at June 30, 2015
Maximum permitted first lien leverage ratio	<	7.50 to 1.00	5.21 to 1.00

The Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of June 30, 2015. All amounts outstanding under the Credit Agreement were repaid on April 30, 2015.

Finance Obligation

We lease certain of our treatment centers (each, a “facility” and, collectively, the “facilities”) and other properties from partnerships that are majority-owned by related parties (each, a “related party lessor” and, collectively, the “related party lessors”). The related party lessors construct the facilities in accordance with our plans and specifications and subsequently lease these facilities to us. Due to the related party relationship, we are considered the owner of these facilities during the construction period pursuant to the provisions of ASC 840-40, Sale-Leaseback Transactions (“ASC 840-40”). In accordance with ASC 840-40, we record a construction in progress asset for these facilities with a corresponding finance obligation during the construction period. These related parties guarantee the debt of the related party lessors, which is considered to be “continuing involvement” pursuant to ASC 840-40. Accordingly, these leases did not qualify as a normal sale-leaseback at the time that construction was completed and these facilities were leased to us. As a result, the costs to construct the facilities and the related finance obligation are recorded on our condensed consolidated balance sheets after construction was completed. The construction costs are included in “Real Estate Subject to Finance Obligation” in the condensed consolidated balance sheets and the accompanying notes. The finance obligation is amortized over the lease during the construction period term based on the payments designated in the lease agreements.

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

In the event of denial of payment, we follow the payers’ standard appeals process, both to secure payment and to lobby the payers, as appropriate, to modify their medical policies to expand coverage for the newer and more advanced treatment services that we provide which, in many cases, is the payers’ reason for denial of payment. If all reasonable collection efforts with these payers have been exhausted by our central billing office staff, the account receivable is written-off.

Self-Pay Balances

We administer self-pay account balances through our central billing office and our policy is to first attempt to collect these balances although after initial attempts we often send outstanding self-pay patient claims to collection agencies at designated points in the collection process. In some cases, monthly payment arrangements are made with patients for the account balance remaining after insurance payments have been applied. These accounts are reviewed monthly to ensure payments continue to be made in a timely manner. Once it has been determined by our staff that the patient is not responding to our collection attempts, a final notice is mailed. This generally occurs more than 120 days after the date of the original bill. If there is no response to our final notice, after 30 days the account is assigned to a collection agency and, as appropriate, recorded as a bad debt and written off. We also have payment arrangements with patients for the self-pay portion due in which monthly payments are made by the patient on a predetermined schedule. Balances under $50 are written off but not sent to the collection agency. All accounts are specifically identified for write-offs and accounts are written off prior to being submitted to the collection agency.

Acquisitions and Developments

The following table summarizes our growth in radiation therapy centers and the local markets in which we operate for the period indicated:

Six Months Ended June 30, 2015
Radiation therapy centers at beginning of period	180
Internally developed / reopened	1
Transitioned to freestanding	—
Internally (consolidated / closed / sold)	(2)
Acquired	3
Hospital-based / other groups	1
Hospital-based (ended / transitioned)	—
Radiation therapy centers at period end	183

On January 2, 2015, we purchased an 80% interest in a legal entity that that operates a radiation oncology facility in Kennewick, Washington for approximately $19.2 million. The acquisition expands our presence into the state of Washington. The purchase agreement contains a provision for earn out payments, contingent upon achieving certain EBITDA targets measured over three years from the acquisition date. The earn out payments cannot exceed approximately $3.4 million.

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

On April 1, 2015, we entered into an amended outpatient radiation therapy management services agreement with a medical group to expand our management services to a radiation oncology treatment site located in Corbin, Kentucky.

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

On July 2, 2015 we purchased the remaining 35% of SFRO for approximately $49.0 million.

On August 1, 2015 we purchased a controlling interest in an entity that operates a cancer treatment center located in Medellin, Colombia for approximately $1.0 million.

As of June 30, 2015, we have four additional de novo radiation treatment centers located in The Dominican Republic, California, and South Carolina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

We had been selected by a consortium of leading New York academic medical centers (including Memorial Sloan-Kettering Cancer Center, Beth Israel Medical Center/Continuum Health System, NYU Langone Medical Center, Mt. Sinai Medical Center, and Montefiore Medical Center) to serve as the developer and manager of a proton beam therapy center to be constructed in Manhattan. The project is in the final stages of certificate of need approval. As a result of NY Proton’s continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we are required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party. We have accounted for our interest in the center as an equity method investment. On July 15, 2015, we transitioned our ownership interest in NY Proton to a third party.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

During the six months ended June 30, 2015 and 2014, approximately 42% and 43%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

On July 8, 2015, CMS released its 2016 preliminary physician fee schedule. The preliminary physician fee schedule proposes a 3% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provides a 60 day comment period and the final rule is expected in early November. During our last annual impairment test for goodwill, we completed the impairment test of our two reporting units that comprise the U.S. domestic operating segment and determined that the fair value of the Risk Based reporting unit exceeded its estimated carrying value by approximately 49%. Approximately $134.4 million of goodwill has been allocated to the Risk Based reporting unit as of December 31, 2014. If the final rule maintains the current proposed rate reductions, and considering our payer mix and case mix, we may be required to record an impairment charge for goodwill and indefinite-lived intangibles assets. As a result our operating results could be materially impacted if the proposed rate decrease is implemented.

As of June 30, 2014, we performed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of experiencing liquidity concerns. We completed the first step of the impairment test as of June 30, 2014 and determined that the carrying amount of one of the reporting units exceeded its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. In accordance with ASC 350, Intangibles — Goodwill and Other, we recorded a preliminary estimated non-cash impairment loss of approximately $182 million in the condensed consolidated statements of operations and comprehensive loss during the quarter ended June 30, 2014. We completed the second step of the impairment test and recorded an impairment loss of approximately $46.3 million during the quarter ended September 30, 2014.

In addition to the goodwill impairment losses noted above, we recorded an impairment loss of approximately $1.2 million during the third quarter of 2014 related to the write-off of our 33.6% investment interest in NY Proton. As a result of NY Proton’s continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we are required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party. On July 15, 2015, we transitioned our ownership interest in NY Proton to a third party.

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

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, Income Taxes (“ASC 740”), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2013, we determined that the valuation allowance should be $97.4 million, consisting of $87.5 million against federal deferred tax assets and $9.9 million against state deferred tax assets. This represented an increase of $15.1 million in valuation allowance. For the year ended December 31, 2014, we determined that the valuation allowance should be $184.0 million, consisting of $163.4 million against federal deferred tax assets and $20.6 million against state deferred tax assets. This represents an increase of $86.6 million in valuation allowance. The valuation allowance remained unchanged at June 30, 2015.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new guidance requires inventories to be valued at the lower of cost or net realizable value. This guidance does not apply to entities using the last in, first out valuation method. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the potential impact of this guidance.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) for all affected entities. As a result, ASU 2014-09 is effective for us beginning January 1, 2018.

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

Inflation

While inflation was not a material factor in revenue or operating expenses during the periods presented, the healthcare industry is labor-intensive. Wages and other expenses increase during periods of inflation and labor shortages, such as the nationwide shortage of dosimetrists and radiation therapists. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures to curb increases in operating costs and expenses. We have to date offset increases in operating costs by increasing reimbursement or expanding services. However, we cannot predict our ability to cover, or offset, future cost increases.

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

Interest Rates

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid. As of June 30, 2015, we have interest rate exposure on $610.0 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of $6.1 million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

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

As of June 30, 2015, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses that we identified in December 2014 related to the integration of SFRO into our control environment. Specifically the material weaknesses relate to maintaining appropriate segregation of duties over cash, adequate access controls with regard to financial applications, and adequate controls over the processing of expenditures.

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

Additionally, during the quarter ended June 30, 2015, we identified a material weakness related to the design of our regulatory compliance monitoring procedures for Urology.  Specifically, the scope of our compliance work programs and procedures did not address all relevant risks to the organization, including procedures to test for the medical necessity of claims in Urology related to FISH.

We are in the process of developing, implementing, and executing a remediation plan to address the material weakness related to our regulatory compliance monitoring programs in Urology.  In addition, we have engaged a third-party to conduct an evaluation of our compliance program. This evaluation encompasses a comprehensive review of the infrastructure and operations of the enterprise-wide compliance program, including an evaluation of the compliance program activities at physician practices in our various geographic regions.  We have also engaged a third-party to:

•                                          Evaluate the compliance with Medicare’s 1995 Documentation Guidelines for Evaluation and Management Services (“1995 E/M Guidelines”).

•                                          Review the E/M scoring accuracy of certain coders.

•              Identify a random sample of E/M encounters for each coder, using the RAT-STATS methodology (a statistical software package that providers can download to assist in a claims review).

•              Perform a detailed documentation review of the encounters identified in the random selection to evaluate the accuracy of E/M code assignment.

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

Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring ‘‘qui tam,’’ or ‘‘whistleblower,’’ suits against companies that knew or should have known they were submitting false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000 per claim, plus three times the amount of damages which the government sustains because of the submission of a false claim. If the Company is found to have violated the False Claims Act, it could also be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. Certain of our facilities have received, and other facilities may receive, inquiries from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our consolidated financial position, results of operations and cash flow.

As part of all False Claims settlements, the Office of Inspector General reviews the actions by the healthcare provider to determine whether ongoing monitoring related to the settled activities is necessary.  Companies that have entered into ongoing monitoring agreements generally incur additional costs to comply. For example, such companies have been required to produce at least two reports — an implementation report and an annual report which require outside resources to complete.   Healthcare companies that fail to comply with these obligations can face one of two penalties — exclusion from federal healthcare programs; and monetary fines which may range from $1,000 to $2,500 per day, or other stipulated penalty amounts.  We have taken, and continue to take, considerable voluntary and proactive actions to address effective compliance monitoring for the future.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the Office of Inspector General of the U.S. Department of Health and Human Services (the ‘‘OIG’’), CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our consolidated financial position, results of operations and cash flow.

On February 18, 2014, we were served with subpoenas from the OIG acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 up through the date of production of documents responsive to the February 18, 2014 subpoena, regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain physicians employed by us during the relevant time period and performed by us. We were served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the January 2015 subpoena.  We have recorded a liability for this matter of approximately $5.1 million and $19.75 million that is included in accrued expenses in our consolidated balance sheet as of December 31, 2014 and June 30, 2015, respectively.  The recorded liability increased during the period ended June 30, 2015, due to our assessment of new allegations during the period ended June 30, 2015 and our discussions with the Government.  The recorded estimate is based on the amount believed to be necessary to achieve a potential resolution of this matter without litigation. Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, our exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled.

We received two Civil Investigative Demands (“CIDs”)s from the U.S. Department of Justice (“DOJ”), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, pursuant to the False Claims Act.  The CIDs request information concerning allegations that we knowingly billed for services that were not medically necessary and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy). The CIDs cover the period from January 1, 2009 to the present. Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services. Our total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for GAMMA services from January 1, 2009 to June 30, 2015 are approximately $76.0 million. It is not possible to predict when these matters will be resolved or what impact they might have on our consolidated financial position, results of operations or cash flow.

We are cooperating fully with the subpoena requests and the DOJ’s investigation.

In addition to the matters described above, we are involved in various legal actions and claims that arise in the ordinary course of our business. We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision. The other specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of June 30, 2015.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 45%, 45%, 42% and 42% of our U.S. net patient service revenue for the years ended December 31, 2012, 2013 and 2014, and the six months ended June 30, 2015, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid patients, equaling approximately 2.7%, 2.7%, 2.2% and 1.5% for the years ended December 31, 2012, 2013 and 2014, and for the six months ended June 30, 2015, respectively. In addition, Medicare Advantage represents approximately 13% of our 2014 U.S. net patient service revenue. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. Following a public comment period, CMS can change these schedules annually and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

In the final Medicare 2013 Physician Fee Schedule (“PFS”), CMS reduced payments for radiation oncology by 7%. Total gross reductions in the final rule were offset by a 2% increase due to certain other revised radiation oncology codes, which resulted in a total net reduction to radiation oncology of 7%.

In the final Medicare 2014 PFS, CMS finalized its proposal to revise the Medicare Economic Index (-2% impact) and incorporated updated RVUs for new and existing codes (+3% impact) resulting in a net impact of +1% for radiation oncology overall. Because the Medicare Economic Index policy only applies to freestanding settings, the impact to freestanding centers is approximately flat, while hospital-based radiation oncologists received an increase in payment under the Final Rule.

In the final Medicare 2015 PFS, the net impact of the Final Rule to radiation oncology and freestanding radiation therapy centers was approximately neutral overall. In the Final rule, CMS also indicated it would review the family of radiation treatment delivery codes in the FY 2016 Physician Fee Schedule Proposed Rule.

In the proposed Medicare 2016 PFS, CMS proposes to reduce payments for radiation oncology by 3% overall.  The impact to freestanding providers is -6% while hospital-based providers receive a 4% increase.  The reduction to freestanding providers relates primarily to coding changes to the family of radiation treatment delivery services and related imaging services.  CMS also proposes to increase the equipment utilization assumption for radiation treatment delivery services from 50% to 70% over a 2-year period.

The 2016 conversion factor also may be affected through CMS’ “misvalued code target.”  In the Protecting Access to Medicare Act of 2014 and subsequent legislation, Congress set a target for adjustments to misvalued codes in the fee schedule for calendar year 2016 through 2018, with a target amount of 1 percent for 2016 and 0.5 percent for 2017 and 2018.  If the net reductions to misvalued codes in 2016 are not equal to or greater than 1 percent of the estimated expenditures under the fee schedule, a reduction equal to the percentage difference between 1 percent and the estimated net reduction in expenditures resulting from misvalued code reductions must be made to all PFS services.

In April 2015, Congress passed the Medicare Access and CHIP Reauthorization Act, which permanently repeals the previously used Sustainable Growth Rate formula and increases base Medicare reimbursement by 0.5 percent each year between 2015 and 2019. Other growth rates and incentive programs apply beginning in 2019.

Separately, under the Budget Control Act of 2011 and subsequent legislation, payments to Medicare providers are reduced each year relative to baseline spending.  The 2015 Medicare Trustees Report notes that sequestration reduce reduces benefit payments by 2 percent from April 1, 2013 through March 31, 2023, by 2.9 percent from April 1, 2023 through September 30, 2023, by 1.1 percent from October 1, 2023 through March 31, 2024, and by 4 percent from April 1, 2024 through September 30, 2024.

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

                For example, an open question remains whether the availability of these federal subsidies classifies a QHP as a federal healthcare program. In October 30, 2013 and February 6, 2014 letters, Kathleen Sebelius, the former Secretary of the Department of Health and Human Services (“DHHS”), indicated that DHHS does not consider QHPs to be federal healthcare programs. However, this statement by Secretary Sebelius has not been tested in court, and a judge may not agree. Additionally, subsequent letters from U.S. Senator Charles Grassley to Secretary Sebelius and Attorney General Eric Holder on November 7, 2013 and February 12, 2014 indicate that this issue is not settled.  If QHPs are classified as federal healthcare programs it could further increase the cost of compliance significantly for providers.

We can give no assurance that the Health Care Reform Act will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform would affect our business.

We could be the subject of governmental investigations, claims and litigation.

Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring “qui tam,” or “whistleblower,” suits against companies that knowingly submit false claims for payments to, or improperly retain overpayments from, the government. The False Claims Act imposes penalties of not less than $5,500 and not more than $11,000 per claim, plus three times the amount of damages which the government sustains because of the submission of a false claim. In addition, if we are found to have violated the False Claims Act, we could be excluded from participation in Medicare, Medicaid and other federal healthcare programs. Some states have adopted similar state whistleblower and false claims provisions. We have received subpoenas from federal and state agencies related to potential False Claims Act liability. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and cash flow.

As part of all False Claims settlements, the Office of Inspector General reviews the actions by the healthcare provider to determine whether ongoing monitoring related to the settled activities is necessary.  Companies that have entered into ongoing monitoring agreements generally incur additional costs to comply. For example, such companies have been required to produce at least two reports — an implementation report and an annual report which require outside resources to complete.   Healthcare companies that fail to comply with these obligations can face one of two penalties — exclusion from federal healthcare programs; and monetary fines which may range from $1,000 to $2,500 per day, or other stipulated penalty amounts.  We have taken, and continue to take, considerable voluntary and proactive actions to address effective compliance monitoring for the future.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the OIG, CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position, results of operations and cash flow.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established the Recovery Audit Contractor (“RAC”) three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and expanded the program nationwide as of 2010. Since the nationwide expansion of the RAC program, CMS has recouped more than $5 billion in overpayments from fee-for-service Medicare providers. In addition, the Health Care Reform Act mandated the expansion of the RAC program to Medicaid. In 2011, CMS issued a Final Rule on Medicaid RAC program, requiring every state Medicaid agency to implement its Medicaid RAC program by 2012. State Medicaid agencies have also increased their review activities. Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be materially adversely affected.

On February 18, 2014, we were served with subpoenas from the OIG acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 up through the date of production of documents responsive to the February 18, 2014 subpoena, regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of FISH laboratory tests ordered by certain physicians employed by us during the relevant time period and performed by us.  We were served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the January 2015 subpoena. We have recorded a liability for this matter of approximately $5.1 million and $19.75 million that is included in accrued expenses in our consolidated balance sheet as of December 31, 2014 and June 30, 2015, respectively.  The recorded liability increased during the period ended June 30, 2015, due to our assessment of new allegations during the period ended June 30, 2015 and our discussions with the Government. The recorded estimate is based on the amount believed to be necessary to achieve a potential resolution of this matter without litigation. Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, our exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled.

We received two CIDs, one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the DOJ pursuant to the False Claims Act.  The CIDs request information concerning allegations that we knowingly billed for services that were not medically necessary and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy).  The CIDs cover the period from January 1, 2009 to the present.  Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services.  Our total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for GAMMA services from January 1, 2009 to June 30, 2015 are approximately $76.0 million. It is not possible to predict when these matters will be resolved or what impact they might have on our consolidated financial position, results of operations or cash flow.

We are cooperating fully with the subpoena requests and the DOJ’s investigation.

Our substantial debt could adversely affect our financial condition.

We have $1.0 billion of total debt outstanding as of June 30, 2015. Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

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

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends and royalties to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Mercado Unico Libre de Cambios, which is the only market where exchange transactions may be lawfully made.

During January 2014, the Argentinean Peso exchange rate against the U.S. Dollar increased by approximately 23%, from 6.52 Argentinean Pesos per U.S. Dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. Dollar. Since January 2014, the depreciation of the Argentine Peso has been low with the Argentinean Peso exchange rate at 9.14 Argentine Pesos per U.S. Dollar as of June 30, 2015.

Our international subsidiaries accounted for $60.4 million and $45.5 million or 10.7% and 9.1% of our revenues for the six months ended June 30, 2015 and 2014, respectively.

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

We have addressed previous material weaknesses with respect to our internal controls and have identified additional material weaknesses in our internal controls, which could, if not sufficiently remediated, result in material misstatements in our consolidated financial statements.

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

Additionally, during the quarter ended June 30, 2015, we identified a material weakness related to the design of our regulatory compliance monitoring procedures for Urology.  Specifically, the scope of our compliance work programs and procedures did not address all relevant risks to the organization, including procedures to test for the medical necessity of claims in Urology related to FISH.

We are in the process of developing, implementing, and executing a remediation plan to address the material weakness related to our regulatory compliance monitoring programs in Urology.  In addition, we have engaged a third-party to conduct an evaluation of our compliance program. This evaluation encompasses a comprehensive review of the infrastructure and operations of the enterprise-wide compliance program, including an evaluation of the compliance program activities at physician practices in our various geographic regions.

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

Item 5.     Other Information.

None.

Item 6.      Exhibits.

Exhibit Number	Description

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

101

The following financial information from 21st Century Oncology Holdings, Inc. Quarterly Report on Form 10-Q for the period June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2015 and December 31, 2014 (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (iv) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Date: August 14, 2015
	By:	/s/ JOSEPH BISCARDI
Joseph Biscardi
SVP, Assistant Treasurer,
Controller and Chief Accounting Officer