Form 10-Q
period 2015-09-30
21st Century Oncology Holdings, Inc.
filed 2016-02-12
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. * ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 12, 2016, we had outstanding 1,059 shares of Common Stock, par value $0.01 per share, which are 100% owned by 21st Century Oncology Investments, LLC.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)	(a)
ASSETS
Current assets:
Cash and cash equivalents ($7,700 and $7,202 related to VIEs)	$47,793	$99,167
Restricted cash	80	7,051
Marketable securities	622	—
Accounts receivable, net ($21,036 and $13,799 related to VIEs)	149,224	137,807
Prepaid expenses ($559 and $651 related to VIEs)	9,381	8,728
Inventories ($344 and $370 related to VIEs)	5,162	4,526
Deferred income taxes ($6 and $6 related to VIEs)	191	227
Other ($367 and $403 related to VIEs)	8,056	7,457
Total current assets	220,509	264,963
Equity investments in joint ventures	1,236	1,646
Property and equipment, net ($22,412 and $19,051 related to VIEs)	249,392	270,757
Real estate subject to finance obligation	11,625	22,552
Goodwill ($52,454 and $54,377 related to VIEs)	492,084	469,596
Intangible assets, net ($6,083 and $12,421 related to VIEs)	74,434	81,680
Other assets ($6,261 and $6,335 related to VIEs)	49,282	35,530
Total assets	$1,098,562	$1,146,724
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($2,965 and $1,270 related to VIEs)	$59,397	$57,635
Accrued expenses ($2,467 and $3,534 related to VIEs)	140,061	82,609
Income taxes payable ($0 and $0 related to VIEs)	1,814	2,114
Current portion of long-term debt ($62 and $14 related to VIEs)	30,858	26,350
Current portion of finance obligation	481	433
Other current liabilities	6,484	19,687
Total current liabilities	239,095	188,828
Long-term debt, less current portion ($174 and $11 related to VIEs)	1,009,196	940,771
Finance obligation, less current portion	12,057	23,610
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	27,339	15,843
Other long-term liabilities ($2,830 and $2,474 related to VIEs)	39,861	51,079
Deferred income taxes	3,716	4,480
Total liabilities	1,331,264	1,224,611
Series A convertible redeemable preferred stock, $0.001 par value, $1,000 stated value, 3,500,000 authorized, 385,000 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	370,478	328,926
Noncontrolling interests — redeemable	19,934	15,273

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,059 and 1,028 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	599,733	626,001
Retained deficit	(1,204,171)	(1,067,487)
Accumulated other comprehensive loss, net of tax	(45,008)	(38,690)
Total 21st Century Oncology Holdings, Inc. shareholder’s deficit	(649,446)	(480,176)
Noncontrolling interests - nonredeemable	26,332	58,090
Total deficit	(623,114)	(422,086)
Total liabilities and equity	$1,098,562	$1,146,724

(a)         Derived from audited financial statements.

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands):	2015	2014	2015	2014
Revenues:
Net patient service revenue	$239,606	$238,403	$759,743	$698,261
Management fees	14,180	16,762	45,261	50,215
Other revenue	4,199	2,453	16,673	8,437
Total revenues	257,985	257,618	821,677	756,913

Expenses:
Salaries and benefits	142,640	134,599	436,996	396,311
Medical supplies	22,498	24,771	73,563	71,007
Facility rent expenses	16,821	14,867	50,618	47,529
Other operating expenses	16,049	15,558	47,046	46,035
General and administrative expenses	68,236	37,811	140,922	101,985
Depreciation and amortization	22,479	22,388	67,290	65,272
Provision for doubtful accounts	5,651	5,621	13,872	13,345
Interest expense, net	23,724	30,233	73,737	87,659
Gain on BP settlement	(5,796)	—	(5,796)	—
Impairment loss	—	47,526	—	229,526
Early extinguishment of debt	—	8,558	37,390	8,558
Equity initial public offering expenses	—	742	—	4,905
Loss on sale leaseback transaction	—	—	—	135
Fair value adjustment of noncontrolling interest and earn-out liabilities	(3,723)	209	(518)	612
Fair value adjustment of embedded derivatives and other financial instruments	2,363	—	8,922	—
Loss on foreign currency transactions	337	210	548	317
Gain on foreign currency derivative contracts	—	—	—	(4)
Total expenses	311,279	343,093	944,590	1,073,192

Loss before income taxes	(53,294)	(85,475)	(122,913)	(316,279)
Income tax expense	1,152	1,173	6,930	4,213
Net loss	(54,446)	(86,648)	(129,843)	(320,492)

Net income attributable to noncontrolling interests — redeemable and non-redeemable	(2,458)	(729)	(6,841)	(4,590)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(56,904)	(87,377)	(136,684)	(325,082)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(2,688)	(1,990)	(7,185)	(12,596)

Other comprehensive loss	(2,688)	(1,990)	(7,185)	(12,596)

Comprehensive loss	(57,134)	(88,638)	(137,028)	(333,088)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	(2,043)	(512)	(5,974)	(3,502)
Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(59,177)	$(89,150)	$(143,002)	$(336,590)

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands):	2015	2014
Cash flows from operating activities
Net loss	$(129,843)	$(320,492)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities:
Depreciation and amortization	67,290	65,272
Deferred rent expense	153	477
Deferred income taxes	(773)	638
Stock-based compensation	6	99
Provision for doubtful accounts	13,872	13,345
(Gain) loss on the sale/disposal of property and equipment	(143)	256
Loss on sale leaseback transaction	—	135
Gain on the sale of marketable securities	(2)	—
Impairment loss	—	229,526
Early extinguishment of debt	37,390	8,558
Equity initial public offering expenses	—	4,905
Loss on foreign currency transactions	298	105
Gain on foreign currency derivative contracts	—	(4)
Fair value adjustment of noncontrolling interest and earn-out liabilities	(518)	612
Fair value adjustment of embedded derivatives and other financial instruments	8,922	—
Amortization of debt discount	1,228	2,035
Amortization of loan costs	3,675	4,821
Paid in kind interest on notes payable	370	—
Equity interest in net (earnings) loss of joint ventures	(202)	161
Distribution received from unconsolidated joint ventures	106	168
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(33,058)	(31,317)
Income taxes payable	(109)	(933)
Inventories	(624)	(195)
Prepaid expenses	2,192	2,747
Accounts payable	3,921	12,320
Accrued deferred compensation	1,057	1,059
Accrued expenses / other liabilities	58,134	17,392
Net cash provided by operating activities	33,342	11,690
Cash flows from investing activities
Purchase of property and equipment	(33,595)	(44,269)
Acquisition of medical practices	(33,064)	(50,121)
Restricted cash associated with medical practice acquisitions	6,970	(3,471)
Proceeds from the sale of property and equipment	1,143	91
Purchase of marketable securities	(4,633)	—
Sale of marketable securities	4,013	—
Repayments from (loans to) employees	353	(871)
Contribution of capital to joint venture entities	—	(620)
Distribution received from joint venture entities	496	—
Proceeds from foreign currency derivative contracts	—	26
Company owned life insurance policies	(1,015)	(851)
Change in other assets and other liabilities	45	(256)
Net cash used in investing activities	(59,287)	(100,342)

continued

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands):
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $6.1 million and $3.4 million, respectively)	972,851	164,556
Principal repayments of debt	(921,871)	(250,208)
Repayments of finance obligation	(168)	(167)
Proceeds from issuance of Series A convertible redeemable preferred stock	—	325,000
Proceeds from issuance of noncontrolling interest	743	1,250
Proceeds from noncontrolling interest holders - redeemable and non-redeemable	3,230	229
Purchase of noncontrolling interest - non-redeemable	(16,233)	—
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(4,072)	(2,050)
Payments for contingent considerations	(8,537)	—
Payments of costs for equity securities offering	—	(4,220)
Payment of call premium on long-term debt	(24,877)	—
Payments of loan costs	(26,481)	(2,437)
Net cash (used in) provided by financing activities	(25,415)	231,953
Effect of exchange rate changes on cash and cash equivalents	(14)	(42)
Net (decrease) increase in cash and cash equivalents	(51,374)	143,259
Cash and cash equivalents, beginning of period	99,167	17,462
Cash and cash equivalents, end of period	$47,793	$160,721

Supplemental disclosure of non-cash investing and financing activities
Finance obligation related to real estate projects	$844	$2,465
Derecognition of finance obligation related to real estate projects	$12,215	$4,119
Capital lease obligations related to the purchase of equipment	$2,408	$7,069
Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$665	$12,486
Issuance of notes payable relating to the acquisition of medical practices	$—	$2,000
Liability relating to the escrow debt and purchase price of medical practices	$—	$2,970
Capital lease obligations related to the acquisition of medical practices	$—	$47,796
Change in earn-out liabilities	$13,572	$1,003
Assumed debt obligations related to the acquisition of medical practices	$290	$—
Amounts payable to sellers in the purchase of a medical practice	$150	$295
Incurred offering costs	$—	$685
Noncash dividend declared to noncontrolling interest	$35	$246
Noncash issuance of noncontrolling interest	$56	$—
Issuance costs related to the Series A convertible preferred stock	$—	$6,792
Issuance of notes payable relating to the purchase of SFRO noncontrolling interest	$14,560	$—
Issuance of equity units relating to the purchase of SFRO noncontrolling interest	$14,500	$—
Accrued dividends on Series A convertible preferred stock, accrued at effective rate	$29,828	$982
Accretion of redemption value on Series A convertible preferred stock	$14,728	$87
Change in additional paid-in capital from sale/purchase of interest in subsidiaries	$3,780	$—

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

As of September 30, 2015, the Company deployed approximately 803 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care in the United States. The Company’s physicians provide medical services at approximately 389 locations, including our 182 radiation therapy centers, of which 60 operate in partnership with health systems. The Company’s cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Washington, and West Virginia, as well as countries in Latin America, Central America and the Caribbean. The Company’s 36 international radiation therapy centers, located in Argentina, Mexico, Colombia, Costa Rica, the Dominican Republic, Guatemala, and El Salvador operate under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals.

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

2.  Leverage and Liquidity

The Company is highly leveraged. As of September 30, 2015, the Company had approximately $1.0 billion of long-term debt outstanding.  The Company has experienced and continues to experience losses from its operations. The Company reported a net loss of approximately $343.2 million, $129.8 million and $320.5 million for the year ended December 31, 2014 and nine month periods ended September 30, 2015 and 2014, respectively.

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

At September 30, 2015, the Company had $47.8 million of unrestricted cash and $121.5 million of availability under its revolver. The Company believes that it has sufficient liquidity to fund operations for the next year.

3.  Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

Out of period adjustments:

During the quarter ended September 30, 2015, the Company determined that net patient service revenue in certain international locations has historically been recognized at the time authorization for treatment was received from the payer.  Net patient service revenue should have been recognized as services were provided.  The cumulative difference between revenue that should have been recognized and that actually was recognized was not material to the Company’s results of operations or financial position as of or for any of the periods presented.  The Company recorded an adjustment to correct net patient service revenue and accounts receivable for $5.4 million in the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2015 and the consolidated balance sheet as of September 30, 2015.  There was no impact to the consolidated statement of cash flows for the nine months ended September 30, 2015.

During the quarter ended September 30, 2015, the Company determined that the South Florida Radiation Oncology (“SFRO”) noncontrolling interest — redeemable was incorrectly classified outside of permanent equity. The Company corrected the error in the December 31, 2014 condensed consolidated balance sheet by reclassifying $34.5 million from noncontrolling interests — redeemable to noncontrolling interests — nonredeemable. The Company has determined the impact of this error was immaterial to its condensed consolidated balance sheets for prior periods affected. The correction had no effect on the Company’s net loss or cash flows included in previously issued consolidated financial statements.

The Company identified certain errors with respect to its accounting for the Series A convertible redeemable preferred stock, including the determination that warrant rights in the agreement were freestanding financial instruments requiring separate recognition, and errors in the calculation of accretion of the Series A convertible redeemable preferred stock. The Company has recorded the correction of these errors as of September 30, 2015 which resulted in a reduction in the carrying value of the Series A convertible redeemable preferred stock of approximately $33.7 million; an increase in additional paid-in capital of approximately $30.7 million; a liability for freestanding and embedded features of Series A convertible redeemable preferred stock of approximately $3.0 million, and an increase in the fair value adjustment of freestanding and embedded derivative features of approximately $0.8 million for changes in that liability since its issuance.  The Company has determined the impact of these errors is immaterial to its consolidated financial statements for all prior periods effected.  The correction, which was recorded during the three month period ended September 30, 2015, increased the Company’s net loss by approximately $0.8 million and had no impact on the Company’s cash flows included in previously issued consolidated financial statements.

Seasonality:

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

Variable interest entities:

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

The Company has evaluated certain radiation oncology practices in order to determine if they are variable interest entities (“VIEs”). This evaluation resulted in the Company determining that certain of its radiation oncology practices were potential VIEs. For each of these practices, the Company has evaluated (1) the sufficiency of the fair value of the entity’s equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and that their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entity’s activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. The Accounting Standards Codification (“ASC”), 810, Consolidation (“ASC 810”), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of the Company’s radiation oncology practices are VIEs and the Company has a variable interest in each of these practices through its administrative services agreements. Other of the Company’s radiation oncology practices (primarily consisting of partnerships) are VIEs and the Company has a variable interest in each of these practices because the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without the additional subordinated financial support provided by its members.

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

As of September 30, 2015 and December 31, 2014, the combined total assets included in the Company’s condensed consolidated balance sheet relating to the VIEs were approximately $117.2 million and $114.6 million, respectively.

As of September 30, 2015, the Company was the primary beneficiary of, and therefore consolidated, 28 VIEs, which operate 50 radiation therapy centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE’s assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York, North Carolina, and Washington, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the nine months ended September 30, 2015 and 2014 approximately 13.9% and 15.0% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative management agreements.

As of September 30, 2015, the Company also held equity interests in five VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $1.2 million and $1.6 million at September 30, 2015 and December 31, 2014, respectively, with ownership interests ranging between 33.3% and 50.1% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

The cost of revenues for the three months ended September 30, 2015 and 2014 are approximately $193.3 million and $185.1 million, respectively. The cost of revenues for the nine months ended September 30, 2015 and 2014 are approximately $595.6 million and $544.9 million, respectively. The cost of revenues includes costs related to expenses incurred for the delivery of patient care.  These costs include salaries and benefits of physician, physicists, dosimetrists, radiation technicians etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

Foreign currency translation

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends and royalties to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Local Exchange Market (“Mercado Unico Libre de Cambios,” or “MULC”), which is the only market where exchange transactions may be lawfully made.

During January 2014, the Argentinean peso exchange rate against the U.S. Dollar increased by approximately 23%, from 6.52 Argentinean Pesos per U.S. Dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. Dollar. As of September 30, 2015, the Argentinean Peso exchange rate was 9.41 Argentine Pesos per U.S. Dollar.

Recent pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company intends to adopt the new guidance on January 1, 2016. As of September 30, 2015, the Company has recorded approximately $25.4 million of debt issuance costs in other assets that would be reclassified to long-term debt in accordance with the new guidance.

In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance establishes guidelines for evaluating whether a cloud computing arrangement involves the sale of a software license and the appropriate accounting. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company intends to adopt the new guidance on January 1, 2016 and is currently evaluating the potential impact of this guidance.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new guidance requires inventories to be valued at the lower of cost or net realizable value. This guidance does not apply to entities using the last in, first out valuation method. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company intends to adopt January 1, 2017 and is currently evaluating the potential impact of this guidance.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) for all affected entities. As a result, ASU 2014-09 is effective for the Company beginning January 1, 2018. The Company intends to adopt the new guidance on January 1, 2018 and is currently evaluating the potential impact of this guidance.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company intends to adopt the new guidance on January 1, 2016 and is currently evaluating the potential impact of this guidance.

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

Generally, for Class MEP units awarded, 66.6% vest upon issuance, while the remaining 33.4% vest on the 18 month anniversary of the issuance date. There are no performance conditions for the MEP units to vest. For newly hired individuals after January 1, 2012, vesting occurs at 33.3% in years one and two, and 33.4% in year three of the individual’s hire date. In the event of a sale or public offering of the Company prior to termination of employment, all unvested Class MEP units would vest upon consummation of the transaction. The MEP units are eligible to receive distributions only upon a return of all capital invested in 21CI, plus the amounts to which the Class EMEP Units are entitled to receive under the Amended LLC Agreements; which effectively creates a market condition that is reflected in the value of the Class MEP units.

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

Grants under 2013 Plan

On December 9, 2013, 21CI entered into the Fourth Amended LLC Agreement which replaced the Amended LLC Agreement in its entirety. The Fourth Amended LLC Agreement established new classes of incentive equity units such new units, together with Class MEP Units, as modified under the Fourth Amended LLC Agreement, (the “2013 Plan”) in 21CI in the form of Class M Units, Class N Units and Class O Units for issuance to employees, officers, directors and other service providers, eliminated 21CI’s Class L Units and Class EMEP Units, and modified the distribution entitlements for holders of each existing class of equity units of 21CI.

The Company recorded approximately $1,000 and $28,000 of stock-based compensation for the three months ended September 30, 2015 and 2014, respectively, and $6,000 and $99,000 for the nine months ended September 30, 2015 and 2014, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss.

The summary of activity under the 2012 and 2013 Plans is presented below:

2012 and 2013 Plans	Class MEP Units Outstanding	Weighted- Average Grant Date Fair Value	Class M Units Outstanding	Weighted- Average Grant Date Fair Value	Class O Units Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at end of period December 31, 2014	20,611	$0.55	66,500	$58.37	72,806	$0.47
Units granted	—	—	—	—	—	—
Units forfeited	—	—	(579)	58.37	(741)	0.47
Units vested	(12,127)	0.18	—	—	—	—

Nonvested balance at end of period September 30, 2015	8,484	$1.08	65,921	$58.37	72,065	$0.47

As of September 30, 2015, there was approximately $0.1 million of total unrecognized compensation expense related to the MEP Units. These costs are expected to be recognized over a weighted-average period of 0.94 years.

As of September 30, 2015, there was approximately $2.7 million, and $33,000 of total unrecognized compensation expense related to the M Units and O Units, respectively. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company’s common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units.

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

As of September 30, 2015, there was approximately $7.0 million total unrecognized compensation expense related to the Executive Bonus Plan. The Executive Bonus Plan compensation will be recognized upon the sale of the Company or an initial public offering.

Grant of Class N Units

In December 2013, 10 class N units were granted to an employee. 50% of the Class N Units vest upon the sale of the Company or an initial public offering. The remaining 50% is amortized over five years subsequent to an initial public offering. As of September 30, 2015, there was approximately $6,000 total unrecognized compensation expense related to the Class N Units.

Grant of Class G Units

In May 2014, 10 class G units were granted to an employee. 100% of the Class G Units vest upon the sale of the Company or an initial public offering. As of September 30, 2015, there was approximately $1.5 million total unrecognized compensation expense related to the Class G Units.

Seventh Amended and Restated Limited Liability Company Agreement

On October 7, 2015, 21CI entered into the Seventh Amended and Restated Limited Liability Company Agreement (the “Seventh Amended LLC Agreement”). The Seventh Amended LLC Agreement amends and restates the Sixth Amended and Restated Limited Liability Company Agreement of 21CI, dated as of July 2, 2015 (the “Sixth LLC Agreement”), in its entirety to, among other things, authorize two new classes of incentive units of 21CI, Class D and Class E Units, and amend the waterfall distribution provisions. Each recipient of such Class D and/or Class E Units forfeits any and all incentive equity units previously granted to him/her.  Under the Seventh Amended LLC Agreement, 21CI now has ten classes of equity outstanding:  SFRO Preferred Units, Preferred Units and Class A, D, E, G, M, MEP, N and O Units.  The other material terms of the Sixth LLC Agreement remain unchanged.

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

The components of accumulated other comprehensive loss were as follows (in thousands):

	21st Century Oncology Holdings, Inc. Shareholder			Noncontrolling Interests	Other Comprehensive Income (Loss)
		Unrealized
Quarter to date (in thousands):	Foreign Currency Translation Adjustments	Loss on Fair Value of Pension Plan Assets	Total	Foreign Currency Translation Adjustments	Foreign Currency Translation Adjustments
As of June 30, 2015	$(42,644)	$(91)	$(42,735)	$(4,400)	$
Other comprehensive loss	(2,273)	—	(2,273)	(415)	(2,688)
As of September 30, 2015	$(44,917)	$(91)	$(45,008)	$(4,815)	$(2,688)

	21st Century Oncology Holdings, Inc. Shareholder			Noncontrolling Interests	Other Comprehensive Income (Loss)
		Unrealized
Year to date (in thousands):	Foreign Currency Translation Adjustments	Loss on Fair Value of Pension Plan Assets	Total	Foreign Currency Translation Adjustments	Foreign Currency Translation Adjustments
As of December 31, 2014	$(38,599)	$(91)	$(38,690)	$(3,948)	$
Other comprehensive loss	(6,318)	—	(6,318)	(867)	(7,185)
As of September 30, 2015	$(44,917)	$(91)	$(45,008)	$(4,815)	$(7,185)

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

As set forth in the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”), holders of Series A Preferred Stock are entitled to receive, as and if declared by the board of directors of the Company, dividends at an applicable rate per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year.  During the first three years after issuance, any dividends when and if declared, shall be paid by the Company in the form of additional shares of Series A Preferred Stock.  During the first twelve months after issuance, the applicable dividend rate on the Series A Preferred Stock shall be 9.875%, thereafter increasing on a periodic basis, as set forth in the Certificate of Designations.  Such dividends accrue daily, whether or not declared by the board of directors of the Company.  After the third anniversary of issuance, and only if the Company’s outstanding 9.875% senior subordinated notes due 2017 are repaid in full, dividends shall be paid in cash upon the election of a majority of the holders of Series A Preferred Stock (the “Majority Preferred Holders”) or upon certain other events of default as defined by the Certificate of Designation..

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

Changes to the Series A Preferred Stock are as follows. See note 3 for further discussion of adjustments to Series A Preferred Stock and warrant rights.

Quarter to date (in thousands):
As of June 30, 2015	$378,471
Accretion of Series A preferred stock to redemption value	10,717
Series A preferred stock dividends accrued at effective rate	(15,706)
Recognition of freestanding warrant rights	(3,004)
As of September 30, 2015	$370,478

Year to date (in thousands):
As of December 31, 2014	$328,926
Accretion of Series A preferred stock to redemption value	14,728
Series A preferred stock dividends accrued at effective rate	29,828
Recognition of freestanding warrant rights	(3,004)
As of September 30, 2015	$370,478

7. Reconciliation of total equity

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company.

The following table presents changes in total equity for the respective periods:

(in thousands):	21st Century Oncology Holdings, Inc. Shareholder’s Deficit	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2014	$(480,176)	$58,090	$(422,086)	$15,273
Net (loss) income	(136,684)	4,872	(131,812)	1,969
Other comprehensive loss from foreign currency translation	(6,318)	(866)	(7,184)	(1)
Accretion of Series A convertible redeemable preferred stock to redemption value	(14,728)	—	(14,728)	—
Accrued Series A convertible redeemable preferred stock dividends	(29,828)	—	(29,828)	—
Purchase price fair value of noncontrolling interest	14,500	(44,060)	(29,560)	—
Purchase and sale of noncontrolling interests	3,782	7,473	11,255	3,767
Proceeds from noncontrolling interest holders	—	3,170	3,170	686
Stock-based compensation	6	—	6	—
Distributions	—	(2,347)	(2,347)	(1,760)
Balance, September 30, 2015	$(649,446)	$26,332	$(623,114)	$19,934

Balance, December 31, 2013	$(93,751)	$14,533	$(79,218)	$15,899
Net (loss) income	(325,082)	3,540	(321,542)	1,050
Other comprehensive loss from foreign currency translation	(11,508)	(1,079)	(12,587)	(9)
Accretion of Series A convertible redeemable preferred stock to redemption value	(87)	—	(87)	—
Accrued Series A convertible redeemable preferred stock dividends	(982)	—	(982)	—
Purchase price fair value of noncontrolling interest	—	29,036	29,036	—
Proceeds from issuance of noncontrolling interest	84	1,166	1,250	—
Proceeds from noncontrolling interest holders	—	229	229	—
Stock based compensation	99	—	99	—
Distributions	—	(1,041)	(1,041)	(1,255)
Balance, September 30, 2014	$(431,227)	$46,384	$(384,843)	$15,685

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

Series A Preferred Stock embedded derivative and other financial instruments

The Company’s Series A Preferred Stock contains provisions for contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and require the issuance of warrants to CPPIB. The Company determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. In addition, the Company determined the warrant rights qualify as freestanding financial instruments. The Company evaluates the fair value of those embedded derivatives and other financial instruments and adjusts changes in fair value through the fair value adjustment of embedded derivative and other financial instruments caption in the condensed consolidated statements of operations and comprehensive loss.

SFRO seller financing note embedded derivative

On July 2, 2015, the Company purchased the noncontrolling interest of SFRO as further described in Note 11. The Company structured a portion of the purchase price with seller financing paid in kind (“PIK”) notes (“SFRO PIK Notes”) that, in the event the sellers achieve certain milestones, require payment acceleration of principal amounts as well as premium payments. The Company determined that the contingent conversion features of the SFRO PIK Notes qualify as embedded derivatives, requiring bifurcation and classification as debt, measured at fair value. The Company evaluates the fair value of those embedded derivatives and adjusts changes in fair value through the fair value adjustment of embedded derivative caption in the condensed consolidated statements of operations and comprehensive loss.

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

In accordance with ASC 820, the fair values of the Term Loan Facility due April 30, 2022, the Senior Notes due May 1, 2023, and the 11 3/4% Senior Secured Notes due 2017 were based on prices quoted from third-party financial institutions (Level 2). At September 30, 2015, the fair values are as follows:

(in thousands):	Fair Value	Carrying Value

$610.0 million Term Loan Facility due April 30, 2022	$573,488	$602,752

$360.0 million Senior Notes due May 1, 2023	$336,600	$360,000

$75.0 million Senior Secured Notes due January 15, 2017	$443	$443

At December 31, 2014, the fair values of the Term Facility, the Senior Subordinated Notes, Senior Secured Second Lien Notes, and Senior Secured Notes are as follows:

(in thousands):	Fair Value	Carrying Value

$90.0 million senior secured credit facility - (Term Facility)	$88,763	$88,704

$380.1 million Senior Subordinated Notes due April 15, 2017	$349,646	$378,407

$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$353,500	$349,275

$75.0 million Senior Secured Notes due January 15, 2017	$79,125	$75,000

As of September 30, 2015 and December 31, 2014, the Company held certain items that are required to be measured at fair value on a recurring basis, including the embedded derivative features of its Series A Preferred Stock and SFRO PIK Notes. The primary Level 3 valuation technique used to value the embedded derivative was comparing the difference between the present value of discounted cash flows, assuming no triggering events occur and the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management’s estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. Earn-out liabilities are generally contingent upon the acquiree achieving certain EBITDA targets. The Company values earn-out liabilities by estimating the timing and amount of potential payments. The estimated payments are discounted to present value and probability weightings are assigned, if applicable.

Cash and cash equivalents and restricted cash are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity. The carrying values of the Company’s long-term debt other than the Term Loan Facility, Senior Notes, Senior Secured Notes, Term Facility, Senior Subordinated Notes, and Senior Secured Second Lien Notes approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. There have been no transfers between levels of valuation hierarchies for the nine months ended September 30, 2015 and 2014.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of September 30, 2015:

		Fair Value Measurements at Reporting Date Using
(in thousands):	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current liabilities
Earn-out liabilities	$957	$—	$—	$957

Long-term debt
Embedded derivative features of SFRO PIK Notes	$3,760	$—	$—	$3,760

Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$27,339	$—	$—	$27,339

Other long-term liabilities
Earn-out liabilities	$529	$—	$—	$529

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current liabilities
Earn-out liabilities	$9,736	$—	$—	$9,736

Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$15,843	$—	$—	$15,843

Other long-term liabilities
Earn-out liabilities	$11,853	$—	$—	$11,853

The following table presents changes during the three months and nine months ended September 30, 2015 in Level 3 liabilities measured at fair value on a recurring basis:

	Fair value	Instruments	Change in	Fair value
Quarter to date (in thousands):	June 30, 2015	Issued/Paid	Fair Value	September 30, 2015

Other current liabilities
Earn-out liabilities	$2,975	$—	$(2,018)	$957

Long-term debt
Embedded derivative features of SFRO PIK Notes	$—	$3,330	$430	$3,760

Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$22,402	$3,004	$1,933	$27,339

Other long-term liabilities
Earn-out liabilities	$1,582	$652	$(1,705)	$529

	Fair value	Instruments	Change in	Fair value
Year to date (in thousands):	December 31, 2014	Issued/Paid	Fair Value	September 30, 2015

Other current liabilities
Earn-out liabilities	$9,736	$(7,764)	$(1,015)	$957

Long-term debt
Embedded derivative features of SFRO PIK Notes	$—	$3,330	$430	$3,760

Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$15,843	$3,004	$8,492	$27,339

Other long-term liabilities
Earn-out liabilities	$11,853	$(11,821)	$497	$529

10.  Income taxes

The Company provides for federal, state and non-U.S. income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expense for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

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

The Company is subject to taxation in the United States, approximately 25 state jurisdictions, the Netherlands, and throughout Latin America, namely, Argentina, Bolivia, Brazil, Colombia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which the Company is subject to tax are the United States, Florida and Argentina.

The Company’s effective rate was (5.6)% and (1.3)% for the nine months ended September 30, 2015 and 2014, respectively. The change in the effective rate for the first nine months of 2015 compared to the same period of the year prior is primarily the result of the recording of an impairment against goodwill of the domestic operations and the release of previously recorded tax reserves during the second and third quarters of 2014 as well as the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.  The Company’s tax expense in the first nine months of fiscal 2015 is primarily due to the non-U.S. tax expense associated with foreign subsidiaries.

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

The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2012 through 2014 are subject to examination. During 2014, the Company reached favorable settlements with the U.S. Internal Revenue Service related to tax years 2007 and 2008 and various U.S. state and local jurisdictions and foreign jurisdictions related to tax years 2005 through 2012. As a result, the Company released approximately $3.2 million of previously recorded reserves.

11.  Acquisitions and other arrangements

On January 13, 2014, Carepoint Health Solutions, LLC (“Carepoint”), a wholly owned subsidiary of the Company, purchased the membership interest in Quantum Care, LLC for approximately $1.9 million. Carepoint offers a comprehensive suite of cancer management solutions to insurers, providers, employers and other entities that are financially responsible for the health of defined populations. With proven capabilities to manage medical, radiation and surgical oncology care across the entire continuum of settings, Carepoint represents a unique offering in the health services marketplace. Advanced technology and third-party administrator services, cost management solutions and a focused oncology-specific clinical model enable Carepoint to improve quality and reduce total oncology cost of care for its clients. Carepoint tailors its solutions to the needs of each customer and provides assistance through full-risk transfer, “a la carte” administrative services only packages or hybrid models. The allocation of the purchase price is to tangible assets of $1.4 million, intangible assets of approximately $0.1 million, goodwill of $0.6 million and current liabilities of $0.2 million.

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

On February 10, 2014, the Company purchased a 65% equity interest in SFRO for approximately $65.5 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt. The acquisition of the SFRO further expands the Company’s presence in southeast Florida.

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
$11,500

The contingent consideration is contingent upon SFRO exceeding a certain EBITDA target measured over the year ended December 31, 2014. The Company estimated the potential payments ranging from $0 to approximately $15.3 million, however, the final amount could be unlimited. The earn-out payment was discounted to the present value to determine the estimated fair value. Pursuant to the Company’s purchase of SFRO’s noncontrolling interest described below, the contingent consideration was incorporated into the purchase price of SFRO’s noncontrolling interest.

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

During the three months and nine months ended September 30, 2014, respectively, the Company recorded $36.8 million and $97.6 million of net patient service revenue and reported a net income of $0.1 million and $1.0 million in connection with the SFRO acquisition.

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

(in thousands):	Nine Months Ended September 30, 2014
Pro forma total revenues	$767,932

Pro forma net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(325,808)

On July 2, 2015, the Company purchased the remaining 35% of SFRO for $44.1 million, comprised of $15.0 million in cash, $14.6 million SFRO PIK Notes, and $14.5 million in 21CI preferred stock. The SFRO PIK Notes accrue interest at 10% per annum, which will be accrued quarterly and added to the outstanding principal amount. The SFRO PIK Notes mature on June 30, 2019 and provide for accelerated principal payments along with premium payments to the sellers upon achievement of certain operational milestones.

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

On January 2, 2015, the Company purchased an 80% interest in a legal entity that that operates a radiation oncology facility in Kennewick, Washington for approximately $19.2 million comprised of approximately $17.7 million in cash, $0.3 million in assumed capital leases, and a contingent earn-out payment valued at $1.3 million. The allocation of the purchase price is to tangible assets of $3.0 million, intangible assets of approximately $2.2 million ($1.2 million in non-compete, amortized over 5 years, and $1.0 million in tradename), noncontrolling interest-redeemable of $3.8 million, and goodwill of $17.8 million, which is deductible for tax purposes. The acquisition expands the Company’s presence into the state of Washington.

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

On January 6, 2015, the Company purchased an additional 9.0% interest in a joint venture radiation facility located in Providence, Rhode Island for approximately $1.2 million.

On January 6, 2015, the Company acquired the assets of a radiation oncology practice located in Warwick, Rhode Island for approximately $8.0 million in cash. The allocation of the purchase price is to tangible assets of $0.6 million, intangible assets of approximately $0.9 million ($0.2 million in non-compete, amortized over 5 years, and $0.7 million in certificate of need), and goodwill of $6.5 million, which is deductible for tax purposes. The acquisition further expands the Company’s presence in Rhode Island.

On January 6, 2015, the Company acquired the additional assets of a radiation oncology practice it already manages located in Hollywood, Florida for approximately $0.5 million. The allocation of the purchase price is to tangible assets of $0.1 million, current liabilities of $0.2 million and goodwill of $0.6 million.

On January 6, 2015, the Company acquired the assets of a physician practice in Florida for approximately $0.2 million. The physician practice provides synergistic clinical services and an ICC service to its patients in the respective markets in which the Company provides radiation therapy treatment services.  The allocation of the purchase price to goodwill is $0.2 million.

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

On August 1, 2015, the Company purchased a controlling 50.7% interest in a radiation oncology facility in Medellin, Colombia for approximately $0.8 million. The preliminary allocation of the purchase price is to tangible assets of $1.2 million, goodwill of $0.4 million, and total liabilities of approximately $0.8 million. Given the date of the acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed, which is in process.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective date of the acquisition.

12.  Goodwill

The changes in the carrying amount of goodwill are as follows:

(in thousands):	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance, beginning of period
Goodwill	$1,170,395	$1,050,533
Accumulated impairment loss *	(700,799)	(472,520)
Net goodwill, beginning of period	469,596	578,013

Goodwill acquired during the period	25,397	126,193
Impairment	—	(228,279)
Adjustments to purchase price allocations	(41)	(115)
Foreign currency translation	(2,868)	(6,216)
Balance, end of period
Goodwill	1,192,883	1,170,395
Accumulated impairment loss *	(700,799)	(700,799)
Net goodwill, end of period	$492,084	$469,596

* Accumulated impairment losses incurred relate to the U.S. Domestic reporting segment.

13. Accrued Expenses

Accrued expenses consist of the following:

(in thousands):	September 30, 2015	December 31, 2014
Accrued payroll and payroll related deductions and taxes	$26,973	$23,630
Accrued compensation arrangements	31,102	28,693
Accrued interest	16,986	16,229
Accrued Medicare investigative matters	54,444	5,143
Accrued other	10,556	8,914
Total accrued expenses	$140,061	$82,609

14. Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014

$610.0 million senior secured credit facility — (Term Facility) with interest rates at LIBOR (with a minimum rate of 1.0%) or prime (with a minimum rate of 2.0%) plus applicable margin (5.50% for LIBOR Loans and 4.50% for Base Rate Loans), secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through April 30, 2022, interest rate at 6.50% as of September 30, 2015.	$602,752	$—

$90.0 million senior secured credit facility — (Term Facility) with interest rates at LIBOR (with a minimum rate of 1.0%) or prime (with a minimum rate of 2.0%) plus applicable margin (6.5% for LIBOR Loans and 5.50% for Base Rate Loans), secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	—	88,704

$125.0 million senior secured credit facility — (Revolver Credit Facility) with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through April 30, 2020	—	—

$360.0 million Senior Notes due May 1, 2023; semi-annual cash interest payments due on May 1 and November 1, fixed interest rate of 11.0%	360,000	—

$380.1 million Senior Subordinated Notes due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	—	378,407

$350.0 million Senior Secured Second Lien Notes due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	—	349,275

$75.0 million Senior Secured Notes due January 15, 2017; semi-annual cash interest payments due on January 15 and July 15, fixed interest rate of 11¾%	443	75,000

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 19.1%, due at various maturity dates through March 2022	52,921	66,552

SFRO PIK Notes, with an interest rate at 10% per annum, interest accrued quarterly and added to the outstanding principal amount, due on June 30, 2019. Provides for accelerated principal payments along with premium payments to sellers upon achievement of certain milestones.	15,616	—

Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 9.5% to 19.5%, due at various maturity dates through April 2021	8,322	9,183
	1,040,054	967,121
Less current portion	(30,858)	(26,350)
	$1,009,196	$940,771

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

Loans under the 2015 Term Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), provided that such percentage shall be deemed to be not less than 1.00%, plus (iii) a rate per annum equal to 5.50%; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, provided that such percentage shall be deemed to be not less than 2.00%, plus (ii) a rate per annum equal to 4.50%.

Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin based upon a total leverage pricing grid; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin based upon a total leverage pricing grid.

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

The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at September 30, 2015		Level at September 30, 2015
Maximum permitted first lien leverage ratio	<	7.50 to 1.00	5.77 to 1.00

The Revolving Credit Facility also requires that the Company comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which the Company was in compliance as of September 30, 2015.

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

As part of all False Claims settlements, the Office of Inspector General reviews the actions by the healthcare provider to determine whether ongoing monitoring related to the settled activities is necessary. Companies that have entered into ongoing monitoring agreements generally incur additional costs to comply. For example, such companies have been required to produce at least two reports — an implementation report and an annual report which require outside resources to complete. Healthcare companies that fail to comply with these obligations can face one of two penalties: (1) exclusion from federal healthcare programs; and (2) monetary fines which may range from $1,000 to $2,500 per day, or other stipulated penalty amounts. The Company has taken, and continues to take, considerable voluntary and proactive actions to address effective compliance monitoring for the future.

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

On February 18, 2014,  the Company was served with subpoenas from the OIG acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of the Company’s physicians for the period from January 2007 up through the date of production of documents responsive to the February 18, 2014 subpoena, regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as the Company’s agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain physicians employed by the Company during the relevant time period and performed by the Company.  The Company was served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the January 2015 subpoena. The Company has recorded a liability for this matter of approximately $19.75 million and $5.1 million that is included in accrued expenses in the condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014, respectively.

On December 16, 2015, 21st Century Oncology, LLC (“21C LLC”), a subsidiary of the Company, entered into a settlement agreement (“Settlement Agreement”) with the United States of America, among others. Pursuant to the Settlement Agreement, 21C LLC agreed to pay $19.75 million to the federal government and approximately $0.5 million in attorneys’ fees and costs related to a qui tam action regarding the previously disclosed dispute related to the fluorescence in situ hybridization (FISH) diagnostic test. Subject to certain conditions, the federal government agreed to release the Company from any civil or administrative monetary claim the federal government has with respect to the conduct covered by the Settlement Agreement under the False Claims Act and certain other statutes and legal theories. The Settlement Agreement avoids the uncertainty and expense of protracted litigation and does not constitute an admission of liability by the Company.

In connection with the Settlement Agreement, on December 16, 2015, 21C LLC entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General (“OIG”) and agreed to maintain its compliance program in accordance with that CIA.  Violations of the CIA could subject the Company to substantial monetary penalties or result in the Company being excluded from participation in federal healthcare programs. The compliance measures and reporting and auditing requirements contained in the CIA include:

•                  Employ and maintain a Corporate Compliance Officer and regional corporate compliance officers;

•                  Maintain an Executive Compliance Committee and Board oversight of compliance activities;

•                  Require certain employees to certify that activities within their areas of authority are in compliance with applicable Federal health care program requirements and the obligations in the CIA ;

•                  Maintain a written code of conduct, which outlines the commitment to full compliance with all laws, regulations and guidelines applicable to federal healthcare programs and monitor compliance as part of the employee review process;

•                  Update and maintain written policies and procedures addressing the operation of the compliance program;

•                  Provide training to the Board of Directors, owners, all employees, and certain other parties on compliance;

•                  Provide specific training for the appropriate personnel on billing, coding and cost reporting issues;

•                  Conduct internal coding audits and have an Independent Review Organization conduct an annual review of 21C LLC laboratory claims and claims related to those areas where physicians participate in ancillary bonus pools;

•                  Continue the confidential hotline reporting system to allow employees or others to disclose concerns or questions regarding possible inappropriate behavior;

•                  Continue the screening program to ensure 21C LLC does not hire or engage employees or contractors who have been sanctioned or excluded from participation in federal health care programs;

•                  Report and refund as appropriate any overpayment from a Federal healthcare program;

•                  Report any healthcare related fraud or violations of laws involving any federally funded programs;

•                  Conduct an annual assessment of the effectiveness of the compliance program; and

•                  Submit an implementation report and annual reports to the OIG describing in detail the compliance program.

The Company has voluntarily instituted a number of improvements to the compliance program over the past year.  Following an assessment of the compliance program in the Spring of 2015, the Board restructured the Compliance Committee to operate as a separate committee, the Compliance and Quality Committee. Further, the Executive Compliance Committee is now scheduled to meet quarterly and the membership of the committee has been expanded to include key leaders and regional compliance officers.  Finally, the Compliance Department is now tasked with overseeing a number of audits, both internal and external.

The Company received two Civil Investigative Demands (“CIDs”), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the U.S. Department of Justice (“DOJ”) pursuant to the False Claims Act. The CIDs request information concerning allegations that the Company knowingly billed for services that were not medically necessary and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy).  The CIDs cover the period from January 1, 2009 to the present.  Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services. The Company has recorded a liability for this matter of approximately $34.7 million that is included in accrued expenses in the condensed consolidated balance sheets as of September 30, 2015. The Company recorded this liability during the period ended September 30, 2015 based on its discussions with the government. The recorded estimate is based on the amount believed to be necessary to achieve a potential resolution of this matter without litigation. The Company’s recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, the exposure may be less than or more than the liability recorded and the Company will continue to reassess and adjust the liability until this matter is settled.

The Company is cooperating fully with the CIDs and the DOJ’s investigation.

In addition to the matters described above, the Company is involved in various legal actions and claims arising in the ordinary course of its business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

BP Claims Settlement

During the quarter ended September 30, 2015, the Company received approximately $5.8 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill that occurred in 2010.

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

Financial information by geographic segment is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands):	2015	2014	2015	2014
Total revenues:
U.S. Domestic	$231,062	$231,772	$734,348	$685,595
International	26,923	25,846	87,329	71,318
Total	$257,985	$257,618	$821,677	$756,913

Facility gross profit:
U.S. Domestic	$56,696	$63,924	$193,935	$188,861
International	13,415	14,399	48,350	39,256
Total	$70,111	$78,323	$242,285	$228,117

Depreciation and amortization:
U.S. Domestic	$20,978	$21,097	$62,812	$61,509
International	1,501	1,291	4,478	3,763
Total	$22,479	$22,388	$67,290	$65,272

Capital expenditures: *
U.S. Domestic			$33,094	$53,907
International			3,574	9,917
Total			$36,668	$63,824

* includes capital lease obligations related to capital expenditures

(in thousands):	September 30, 2015	December 31, 2014
Total assets:
U.S. Domestic	$949,119	$997,136
International	149,443	149,588
Total	$1,098,562	$1,146,724

Property and equipment:
U.S. Domestic	$219,190	$239,203
International	30,202	31,554
Total	$249,392	$270,757

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$502,368	$483,214
International	64,150	68,062
Total	$566,518	$551,276

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands):	2015	2014	2015	2014
Facility gross profit	$70,111	$78,323	$242,285	$228,117
Less:
General and administrative expenses	68,236	37,811	140,922	101,985
General and administrative salaries	28,694	28,285	84,258	83,547
General and administrative depreciation and amortization	3,919	4,603	11,863	13,811
Provision for doubtful accounts	5,651	5,621	13,872	13,345
Interest expense, net	23,724	30,233	73,737	87,659
Impairment loss	—	47,526	—	229,526
Early extinguishment of debt	—	8,558	37,390	8,558
Equity IPO expenses	—	742	—	4,905
Gain on BP settlement	(5,796)	—	(5,796)	—
Fair value adjustment of noncontrolling interest and earn-out liabilities	(3,723)	209	(518)	612
Fair value adjustment of embedded derivatives and other financial instruments	2,363	—	8,922	—
Loss on sale leaseback transaction	—	—	—	135
Foreign currency transaction loss	337	210	548	317
Gain on foreign currency derivative contracts	—	—	—	(4)
Loss before income taxes	$(53,294)	$(85,475)	$(122,913)	$(316,279)

17. Subsequent events

Long-term debt

Subsequent to September 30, 2015, the Company borrowed funds under the Revolving Credit Facility. As of December 31, 2015, borrowings under the Revolving Credit Facility were $60.0 million.

Acquisitions and other arrangements

On December 14, 2015, the Company acquired the assets of a radiation oncology practice it already manages located in Miami, Florida for approximately $9.0 million.

Legislation

On December 28, 2015, the President signed S. 2425, the Patient Access and Medicare Protection Act. Among other things, this legislation would freeze the code definitions and relative value units for radiation treatment delivery and imaging codes (HCPCS G-codes G6001 through G6015) in 2017 and 2018 according to code definition and relative value units in existence for these codes in 2016.  The legislation also requires the Secretary of Health and Human Services to report to Congress no later than 18 months after the enactment of S. 2425 on the development of an episodic alternative payment model for payment under the Medicare program under title XVIII of the Social Security Act for radiation therapy services furnished in the freestanding setting.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  This section of this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q in the section titled “Risk Factors” and in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this Form 10-Q. References in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are references to 21st Century Oncology Holdings, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise. References in this Quarterly Report on Form 10-Q to “our treatment centers” refer to owned, managed and hospital based treatment centers.

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

We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of September 30, 2015, deployed approximately 803 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care in the United States. Our physicians provide medical services at approximately 389 locations, including our 182 radiation therapy centers. Of the 182 radiation therapy centers, 34 treatment centers were internally developed and 136 were acquired (including three which were transitioned from professional and other arrangements to freestanding). 60 radiation therapy centers operate in partnership with health systems and other clinics and community-based sites. Our 146 radiation therapy cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 32 local markets in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, Washington and West Virginia. Our 36 international radiation therapy centers in Latin America are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets.

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

Operating Costs

The principal costs of operating a treatment center are the salaries and benefits of the physician and technical staff (“compensation expense”) as well as equipment and facility costs. Compensation expense is generally variable in nature and limited by the number of patients individuals can appropriately treat each day. Equipment and facility costs are generally fixed in nature. Consequently, profitability of a treatment center is sensitive to treatment volumes and will fluctuate based upon utilization of the equipment and facility.

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our U.S. domestic net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the nine months ended September 30, 2015 and 2014.

	Year Ended December 31,	Nine Months Ended September 30,
U.S. Domestic:	2014	2015	2014

Payer
Medicare	39.8%	39.1%	39.8%
Commercial	57.1	58.4	57.0
Medicaid	2.2	1.6	2.3
Self-pay	0.9	0.9	0.9

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

Since cancer disproportionately affects elderly people, a significant portion of our U.S. net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid revenues represent approximately 1.6% of our U.S. net patient service revenue for the nine months ended September 30, 2015.

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

In the final Medicare 2015 PFS, the net impact of the Final Rule to radiation oncology and freestanding radiation therapy centers was approximately neutral overall. In the Final rule, CMS also indicated it would review the family of radiation treatment delivery codes in the FY 2016 PFS Proposed Rule.

In the final Medicare 2016 PFS, CMS did not implement its proposal to make coding changes to the family of radiation treatment services and related imaging services.  However, CMS did finalize its proposal to increase the equipment utilization assumption for radiation treatment delivery services from 50% to 70% over a 2-year period.  The impact to freestanding providers was -3% while hospital-based providers received a slight (less than 1%) increase.

The 2016 conversion factor also is affected through CMS’ “misvalued code target.”  In the Protecting Access to Medicare Act of 2014 (“PAMA”) and subsequent legislation, Congress set a target for adjustments to misvalued codes in the fee schedule for calendar year 2016 through 2018, with a target amount of 1% for 2016 and 0.5% for 2017 and 2018.  If the net reductions to misvalued codes in 2016 are not equal to or greater than 1% of the estimated expenditures under the fee schedule, a reduction equal to the percentage difference between 1% and the estimated net reduction in expenditures resulting from misvalued code reductions must be made to all PFS services.

In addition, on December 28, 2015, the President signed S. 2425, the Patient Access and Medicare Protection Act. Among other things, this legislation would freeze the code definitions and relative value units for radiation treatment delivery and imaging codes (HCPCS G-codes G6001 through G6015) in 2017 and 2018 according to code definition and relative value units in existence for these codes in 2016.  The legislation also requires the Secretary of Health and Human Services to report to Congress no later than 18 months after the enactment of S. 2425 on the development of an episodic alternative payment model for payment under the Medicare program under title XVIII of the Social Security Act for radiation therapy services furnished in the freestanding setting.

In April 2015, Congress passed the Medicare Access and CHIP Reauthorization Act (“MACRA”), which permanently repealed the previously used Sustainable Growth Rate formula and increased base Medicare reimbursement by 0.5% each year between 2015 and 2019. Other growth rates and incentive programs apply beginning in 2019.

Commercial

Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 97% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. For the nine months ended September 30, 2015 approximately 3% of our U.S. net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income would decrease.

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

•                  increased costs associated with development and optimization of our internal infrastructure; and

•                  healthcare reform.

Results of Operations

The following table summarizes key operating statistics of our results of operations for our domestic U.S. operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
United States	2015	2014	% Change	2015	2014	% Change
Number of treatment days	64	64	0.0%	191	191	0.0%

Total treatments - freestanding centers (same store basis)	193,840	200,078	(3.1)%	586,160	583,594	0.4%

Treatments per day - freestanding centers (same store basis)	3,029	3,126	(3.1)%	3,069	3,055	0.4%

Percentage change in freestanding revenues same store basis	(3.4)%	3.5%		0.2%	6.4%

Total radiation oncology cases completed *	8,168	8,042	1.6%	25,866	23,767	8.8%

Total radiation oncology cases completed (same store basis) *	8,042	8,010	0.4%	24,926	23,374	6.6%

Revenue per completed radiation oncology case (same store basis) *	$18,219	$18,935	(3.8)%	$17,911	$19,055	(6)%

Radiation therapy centers - freestanding (global)	170	167
Radiation therapy centers — professional / other (global)	12	11

Total radiation therapy centers	182	178

Days sales outstanding at quarter end	44	41

Net patient service revenue (global) — professional services only (in thousands)	$81,135	$78,001	4.0%	$261,902	$230,919	13.4%

Net patient service revenue (global) — excluding physician practice expense (in thousands)	$260,961	$260,953	0.0%	$822,892	$764,595	7.6%

*                                         Total cases completed represents a count of patients that have completed their course of treatment. Total case counts are based on legacy and acquired clinical systems.

The following table summarizes key operating statistics of our results of operations for our international operations, which are operated through Medical Developers, LLC (“MDLLC”) and its subsidiaries for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
International	2015	2014	% Change	2015	2014	% Change

Total number of new cases	4,907	4,480	9.5%	14,034	13,361	5.0%

Revenue per radiation oncology case	$5,489	$5,761	(4.7)%	$6,216	$5,328	16.7%

International

Comparison of the Three Months Ended September 30, 2015 and 2014

MDLLC’s total revenues increased $1.1 million, or 4.2%, from $25.8 million to $26.9 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Total revenue decreased by approximately $5.4 million as a result of the out of period adjustment relating to MDLLC’s revenue recognition. Revenue was positively impacted by $0.3 million from an August, 2015 acquisition in Medellin, Colombia, $0.4 million from a de novo in the Dominican Republic which began operations in October, 2014, revenue growth in Costa Rica resulting from the installation of a new linear accelerator, growth in treatments in Argentina due to additional installed capacity, and revenue per case growth in Argentina resulting from inflation growing faster than the devaluation of the Argentine Peso. Case growth increased by 427 or 9.5% during the quarter. The trend toward more clinically-advanced treatments, which require more time to complete, continued during the quarter with an increase in the number of higher-revenue IMRT/IGRT treatments as compared to the same period in 2014.

Facility gross profit decreased $1.0 million, or 6.8%, from $14.4 million to $13.4 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  Facility-level gross profit as a percentage of total revenues decreased to 49.8% from 55.7%. Operating costs as a percent of revenue was positively affected by the operation of three additional centers during the period versus the prior year period, lower physician compensation and medical supplies, offset by increases in repairs and maintenance and depreciation and amortization expense relating to our continued growth and investment in Latin America.

Comparison of the Nine Months Ended September 30, 2015 and 2014

MDLLC’s total revenues increased $16.0 million, or 22.5%, from $71.3 million to $87.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Total revenue decreased by approximately $5.4 million as a result of the out of period adjustment relating to MDLLC’s revenue recognition. Total revenue was positively impacted by $0.3 million from an August 2015 acquisition in Medellin, Colombia, $0.8 million of revenue from a de novo in the Dominican Republic which began operations in October, 2014, revenue growth in Costa Rica resulting from the installation of a new linear accelerator, growth in treatments in Argentina due to additional installed capacity, and revenue per case growth in Argentina resulting from inflation growing faster than the devaluation of the Argentine Peso. Case growth increased by 673 or 5.0% during the first nine months. The trend toward more clinically-advanced treatments, which require more time to complete, continued during the quarter with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments versus 2D treatments as compared to the same period in 2014.

Facility gross profit increased $9.1 million, or 23.2%, from $39.3 million to $48.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Facility-level gross profit as a percentage of total revenues increased to 55.4% from 55.0%. Operating costs as a percent of revenue was positively affected by the operation of three additional centers during the period versus the prior period, lower physician compensation, salaries and benefits, medical supplies, facility rent, and repairs and maintenance costs offset by increases in depreciation and amortization expense relating to our continued growth and investment in Latin America.

The following table presents summaries of our results of operations for the three months ended September 30, 2015 and 2014.

(in thousands):	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
Revenues:
Net patient service revenue	$239,606	92.9%	$238,403	92.5%
Management fees	14,180	5.5	16,762	6.5
Other revenue	4,199	1.6	2,453	1.0
Total revenues	257,985	100.0	257,618	100.0
Expenses:
Salaries and benefits	142,640	55.3	134,599	52.2
Medical supplies	22,498	8.7	24,771	9.6
Facility rent expenses	16,821	6.5	14,867	5.8
Other operating expenses	16,049	6.2	15,558	6.0
General and administrative expenses	68,236	26.4	37,811	14.7
Depreciation and amortization	22,479	8.7	22,388	8.7
Provision for doubtful accounts	5,651	2.2	5,621	2.2
Interest expense, net	23,724	9.2	30,233	11.7
Gain on BP settlement	(5,796)	(2.2)	—	—
Impairment loss	—	—	47,526	18.4
Early extinguishment of debt	—	—	8,558	3.3
Equity initial public offering expenses	—	—	742	0.3
Fair value adjustment of noncontrolling interest and earn-out liabilities	(3,723)	(1.4)	209	0.1
Fair value adjustment of embedded derivatives and other financial instruments	2,363	0.9	—	—
Loss on foreign currency transactions	337	0.1	210	0.1
Gain on foreign currency derivative contracts	—	—	—	—
Total expenses	311,279	120.6	343,093	133.1
Loss before income taxes	(53,294)	(20.6)	(85,475)	(33.1)
Income tax expense	1,152	0.4	1,173	0.5
Net loss	(54,446)	(21.0)	(86,648)	(33.6)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(2,458)	(1.0)	(729)	(0.3)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(56,904)	(22.0)%	$(87,377)	(33.9)%

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenues

Net patient service revenue. For the three months ended September 30, 2015 and 2014, net patient service revenue comprised 92.9% and 92.5%, respectively, of our total revenues.  In our net patient service revenue for the three months ended September 30, 2015 and 2014, revenue from the professional-only component of radiation therapy where we do not bill globally (inclusive of professional and technical components) and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 31.4% and 30.3%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each radiation therapy center. For the three months ended September 30, 2015 and 2014, management fees comprised 5.5% and 6.5%, respectively, of our total revenues.

Other revenue. For the three months ended September 30, 2015 and 2014, other revenue comprised approximately 1.6% and 1.0%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $0.4 million, or 0.1%, from $257.6 million for the three months ended September 30, 2014 to $258.0 million for the three months ended September 30, 2015. Total revenue was positively impacted by $6.3 million due to our expansion into new practices and treatments centers in new and existing local markets during 2014 and 2015 through the acquisition of urology and medical oncology practices in Florida and the acquisition of physician radiation practices in Colombia, The Dominican Republic, Florida, Kentucky, North Carolina, Rhode Island, and Washington. The following table summarizes the acquisition and development of physician radiation practices for the comparable periods:

Date	Sites	Location	Market	Type

October 2014	1	Miami, Florida	Miami/Dade County — Florida	Acquisition

October 2014	1	The Dominican Republic	International (The Dominican Republic)	De Novo

January 2015	1	Kennewick, Washington	Washington	Acquisition

January 2015	1	Warwick, Rhode Island	Rhode Island	Acquisition

January 2015	1	West Palm Beach, Florida	Palm Beach County — Florida	Acquisition

January 2015	1	Weaverville, North Carolina	Western North Carolina	De Novo

April 2015	1	Corbin, Kentucky	Corbin — Kentucky	Hospital Based

August 2015	1	Medellin, Colombia	International (Colombia)	Acquisition

Revenue in our existing local markets and practices decreased by approximately $5.6 million, predominately related to the MDLLC’s out of period adjustment relating to revenue recognition, as well as a decrease in revenue from CMS for the 2015 PQRI program of approximately $0.3 million. Same store freestanding revenues declined primarily as a result of the bundling of the simulation code with the IMRT Planning code beginning July 1, and a clinical shift change in modality whereby improved technology allows us to treat tumors with more-intensive radiation, but fewer number of treatments.

Expenses

Salaries and benefits. Salaries and benefits increased by $8.0 million, or 6.0%, from $134.6 million for the three months ended September 30, 2014 to $142.6 million for the three months ended September 30, 2015. Salaries and benefits as a percentage of total revenues increased from 52.2% for the three months ended September 30, 2014 to 55.3% for the three months ended September 30, 2015.  Additional staffing of personnel and physicians due to our development and expansion of urology and medical oncology practices in Florida and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015 contributed $1.7 million to our salaries and benefits. For existing practices and centers within our local markets, salaries and benefits increased $6.3 million. The increase included severance payments for terminated employees as a result of a reduction in workforce and severance payments to certain executives, as well as additional physician compensation in our existing local markets as a result of our growth in revenue during the respective period.

Medical supplies. Medical supplies decreased by $2.3 million, or 9.2%, from $24.8 million for the three months ended September 30, 2014 to $22.5 million for the three months ended September 30, 2015. Medical supplies as a percentage of total revenues decreased from 9.6% for the three months ended September 30, 2014 to 8.7% for the three months ended September 30, 2015. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. In our practices and centers in existing local markets, medical supplies decreased by approximately $3.0 million as certain chemotherapy drugs were increasingly administered through hospital settings under physician practice arrangements, which was offset by a $0.7 million increase related to our development and expansion of urology and medical oncology practices in Florida and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.9 million, or 13.1%, from $14.9 million for the three months ended September 30, 2014 to $16.8 million for the three months ended September 30, 2015. Facility rent expenses as a percentage of total revenues increased from 5.8% for the three months ended September 30, 2014 to 6.5% for the three months ended September 30, 2015. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $1.4 million of the increase was related to our development and expansion of urology and medical oncology practices in Florida and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.5 million.

Other operating expenses. Other operating expenses increased by $0.4 million, or 3.2%, from $15.6 million for the three months ended September 30, 2014 to $16.0 million for the three months ended September 30, 2015. Other operating expense as a percentage of total revenues increased from 6.0% for the three months ended September 30, 2014 to 6.2% for the three months ended September 30, 2015.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $0.5 million of the increase was related to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. Approximately $0.1 million of the increase relates to equipment rental expense relating to medical equipment refinancing, offset by a decrease of approximately $0.2 million in our remaining practices and centers in existing local markets.

General and administrative expenses. General and administrative expenses increased by $30.4 million, or 80.5%, from $37.8 million for the three months ended September 30, 2014 to $68.2 million for the three months ended September 30, 2015. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 14.7% for the three months ended September 30, 2014 to 26.4% for the three months ended September 30, 2015.  The net increase of $30.4 million in general and administrative expenses was due to increases of approximately $0.5 million relating to our development and expansion of urology and medical oncology practices in Florida and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. In addition, there was an increase of approximately $38.1 million in legal, consulting costs and liabilities associated with the Medicare investigative matters (including FISH and GAMMA) and litigation settlements with certain physicians, and an increase of approximately $1.3 million in our remaining practices and treatments centers in our existing local markets including accounting and consulting fees of approximately $0.5 million and additional general and administrative expenses in MDL of approximately $0.5 million, offset by decreases of approximately $0.2 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $9.3 million relating to expenses associated with note-holder negotiations and management of liquidity.

Depreciation and amortization. Depreciation and amortization expense increased by $0.1 million, or 0.4%, from $22.4 million for the three months ended September 30, 2014 to $22.5 million for the three months ended September 30, 2015. Depreciation and amortization expense as a percentage of total revenues remained constant at 8.7%. Approximately $0.6 million was related to our development and expansion of urology and medical oncology practices in Florida and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015 offset by a decrease in certain local markets of our depreciation and amortization by approximately $0.4 million and a decrease of approximately $0.1 million in amortization of certain non-compete agreements.

Provision for doubtful accounts. The provision for doubtful accounts increased by $0.1 million, or 0.5%, from $5.6 million for the three months ended September 30, 2014 to $5.7 million for the three months ended September 30, 2015.  The provision for doubtful accounts as a percentage of total revenues remained at 2.2% for the three months ended September 30, 2014 and September 30, 2015. We continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self-pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

Interest expense, net. Interest expense, decreased by $6.5 million, or 21.5%, from $30.2 million for the three months ended September 30, 2014 to $23.7 million for the three months ended September 30, 2015. As a result of our refinancing in April 2015, approximately $5.5 million of the decrease related to a lower average interest rate. We replaced certain debt instruments with interest rates predominantly ranging from 8 7/8% - 11 3/4% with a new Term Loan at a rate of 6.5% and a new senior notes at a rate of 11.0%. As a result, our weighted average cost of debt decreased from 10.0% to 8.9%. Approximately $1.0 million of the decrease related to a decrease in amortization of debt discount and deferred financing costs as a result of our refinancing in April 2015.

Gain on BP settlement. During the quarter ended September 30, 2015, we received approximately $5.8 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill that occurred in 2010.

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

In addition to the goodwill impairment losses noted above, we recorded an impairment loss of approximately $1.2 million during the third quarter of 2014 related to the write-off of our 33.6% investment interest in a development stage proton therapy center located in New York. As a result of NY Proton’s continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we were required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party. On July 15, 2015, we transitioned our ownership interest in NY Proton to a third party.

Early Extinguishment of Debt. During the quarter ended September 30, 2014, we incurred approximately $8.6 million from the early extinguishment of debt as a result of the prepayment of the Term Loan A and B Facilities, MDLLC Credit Agreement, Purchase Money Note Purchase Agreement, and certain capital leases, which included the write-offs of $2.0 million in deferred financing costs, $2.7 million in original issue discount costs, and $3.8 million in pre-payment penalties, including $0.3 million paid to Theriac Management Investments, LLC (a related party real estate entity owned by certain of the Company’s directors and officers) pursuant to the Purchase Money Note Purchase Agreement.

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

Fair value adjustment of noncontrolling interests and earn-out liability. We funded a portion of the purchase price related to the OnCure and Kennewick, Washington acquisitions with contingent consideration. The contingent consideration is generally dependent on the acquiree achieving certain EBITDA thresholds. We estimated and recorded an earn-out liability for each of the acquisitions as of their respective acquisition dates. We estimate the fair value of the earn-out liabilities at each reporting date. Changes to the estimated earn-out liabilities are recorded to expense in the fair value adjustment of noncontrolling interest and earn-out liability caption in the consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2015 and 2014 we recorded $0.1 million and $0.2 million, respectively related to changes in the fair value of earn-out liabilities.

On July 2, 2015, we purchased the remaining 35% of SFRO for $44.1 million. As of June 30, 2015, we preliminarily adjusted the respective noncontrolling interest and earn out to fair value, resulting in a net increase to fair value adjustment of noncontrolling interest and earn-out liability of approximately $3.7 million. During the quarter ended September 30, 2015, we finalized the valuation and identification of consideration transferred and reclassified the $3.7 million from fair value adjustment of noncontrolling interest and earn-out liability to additional paid in capital.

Fair value adjustment of embedded derivatives and other financial instruments. Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of our qualifying initial public offering or a qualifying merger, we will execute and deliver to Canada Pension Plan Investment Board (“CPPIB”) a Warrant Agreement (the “Warrant Agreement”) and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share.  The warrants expire on the tenth anniversary of the date of issuance. We evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. For the three months ended September 30, 2015 and 2014 we recorded $1.9 million and $0 million, respectively, related to changes in the fair value of the CPPIB related embedded derivatives.

On July 2, 2015, we purchased the noncontrolling interest of SFRO. We structured a portion of the purchase with seller financing notes (“SFRO PIK Notes”) that contain clauses requiring payment acceleration of principal amounts as well as premium payments if the sellers achieve specific operational milestones. We determined that the contingent conversion features of the SFRO PIK Notes qualify as embedded derivatives, requiring bifurcation and classification as debt, measured at fair value. We estimate the fair value of embedded derivatives at each reporting date and record the change in fair value of the embedded derivatives to expense in the fair value adjustment of embedded derivatives caption in the consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2015 and 2014 we recorded $0.4 million and $0 million, respectively, related to changes in the fair value of the SFRO PIK Notes embedded derivatives.

Income taxes.  Our effective tax rate was (2.2)% for the three months ended September 30, 2015 and (1.4)% for the three months ended September 30, 2014. The change in the effective rate for the third quarter of 2015 compared to the same period of the year prior is primarily the result of the release of previously recorded tax reserves as well as the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.  As a result, the expense for income taxes was $1.2 million for the three months ended September 30, 2014 and September 30, 2015.

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

Net loss. Net loss decreased by $32.2 million, from $86.6 million in net loss for the three months ended September 30, 2014 to $54.4 million net loss for the three months ended September 30, 2015. Net loss represents 33.6% of total revenues for the three months ended September 30, 2014 and 21.0% of total revenues for the three months ended September 30, 2015.

The following table presents summaries of our results of operations for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended		Nine Months Ended
(in thousands):	September 30, 2015		September 30, 2014
Revenues:
Net patient service revenue	$759,743	92.5%	$698,261	92.3%
Management fees	45,261	5.5	50,215	6.6
Other revenue	16,673	2.0	8,437	1.1
Total revenues	821,677	100.0	756,913	100.0
Expenses:
Salaries and benefits	436,996	53.2	396,311	52.4
Medical supplies	73,563	9.0	71,007	9.4
Facility rent expenses	50,618	6.2	47,529	6.3
Other operating expenses	47,046	5.7	46,035	6.1
General and administrative expenses	140,922	17.2	101,985	13.5
Depreciation and amortization	67,290	8.2	65,272	8.6
Provision for doubtful accounts	13,872	1.7	13,345	1.8
Interest expense, net	73,737	9.0	87,659	11.6
Gain on BP Settlement	(5,796)	(0.7)	—	—
Impairment loss	—	—	229,526	30.3
Early extinguishment of debt	37,390	4.6	8,558	1.1
Equity initial public offering expenses	—	—	4,905	0.6
Loss on sale leaseback transaction	—	—	135	—
Fair value adjustment of noncontrolling interest and earn-out liabilities	(518)	(0.1)	612	0.1
Fair value adjustment of embedded derivatives and other financial instruments	8,922	1.1	—	—
Loss on foreign currency transactions	548	0.1	317	—
Loss (gain) on foreign currency derivative contracts	—	—	(4)	—
Total expenses	944,590	115.2	1,073,192	141.8
Loss before income taxes	(122,913)	(15.2)	(316,279)	(41.8)
Income tax expense	6,930	0.8	4,213	0.6
Net loss	(129,843)	(16.0)	(320,492)	(42.4)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(6,841)	(0.8)	(4,590)	(0.6)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(136,684)	(16.8)%	$(325,082)	(43.0)%

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenues

Net patient service revenue. For the nine months ended September 30, 2015 and 2014, net patient service revenue comprised 92.5% and 92.3%, respectively, of our total revenues.  In our net patient service revenue for the nine months ended September 30, 2015 and 2014, revenue from the professional-only component of radiation therapy where we do not bill globally (inclusive of professional and technical components) and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 31.9% and 30.5%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each radiation therapy center. For the nine months ended September 30, 2015 and 2014, management fees comprised 5.5% and 6.6%, respectively, of our total revenues.

Other revenue. For the nine months ended September 30, 2015 and 2014, other revenue comprised approximately 2.0% and 1.1%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

Total revenues. Total revenues increased by $64.8 million, or 8.6%, from $756.9 million for the nine months ended September 30, 2014 to $821.7 million for the nine months ended September 30, 2015. Total revenue was positively impacted by $59.1 million due to our expansion into new practices and treatments centers in new and existing local markets during 2014 and 2015 through the acquisition of several urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of physician radiation practices in Argentina, Colombia, The Dominican Republic, Florida, Guatemala, Kentucky, New York, North Carolina, Rhode Island, and Washington. The following table summarizes the acquisition and development of physician radiation practices for the comparable periods:

Date	Sites	Location	Market	Type

January 2014	1	Guatemala	International (Guatemala)	Acquisition

February 2014	17	Miami/Dade/Palm Beach/ Broward Counties — Florida	Miami/Dade/Palm Beach/ Broward Counties — Florida	Acquisition - SFRO Freestanding

February 2014	4	Miami/Dade/Palm Beach/ Broward Counties — Florida	Miami/Dade/Palm Beach/ Broward Counties — Florida	Acquisition - SFRO professional / other

February 2014	1	Riverhead, New York	Westchester/Bronx/Long Island — New York	De Novo

March 2014	1	Argentina	International (Argentina)	Acquisition

October 2014	1	Miami, Florida	Miami/Dade County — Florida	Acquisition

October 2014	1	The Dominican Republic	International (The Dominican Republic)	De Novo

January 2015	1	Kennewick, Washington	Washington	Acquisition

January 2015	1	Warwick, Rhode Island	Rhode Island	Acquisition

January 2015	1	West Palm Beach, Florida	Palm Beach County — Florida	Acquisition

January 2015	1	Weaverville, North Carolina	Western North Carolina	De Novo

April 2015	1	Corbin, Kentucky	Corbin — Kentucky	Hospital Based

August 2015	1	Medellin, Colombia	International (Colombia)	Acquisition

Revenue in our existing local markets and practices increased by approximately $12.1 million due to increases in cases completed, which was offset by a decrease in revenue of approximately $5.4 million related to the MDLLC’s out of period adjustment relating to revenue recognition, and a decrease in revenue from CMS for the 2015 PQRI program of approximately $1.0 million.  Same store freestanding revenues declined primarily as a result of the bundling of the simulation code with the IMRT Planning code beginning July 1, and a clinical shift change in modality whereby improved technology allows us to treat tumors with more-intensive radiation, but fewer number of treatments.

Salaries and benefits. Salaries and benefits increased by $40.7 million, or 10.3%, from $396.3 million for the nine months ended September 30, 2014 to $437.0 million for the nine months ended September 30, 2015. Salaries and benefits as a percentage of total revenues increased from 52.4% for the nine months ended September 30, 2014 to 53.2% for the nine months ended September 30, 2015.  Additional staffing of personnel and physicians due to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015 contributed $33.8 million to our salaries and benefits. For existing practices and centers within our local markets, salaries and benefits increased $6.9 million due to increases in severance payments for terminated employees as a result of a reduction in workforce and severance payments to certain executives.

Medical supplies. Medical supplies increased by $2.6 million, or 3.6%, from $71.0 million for the nine months ended September 30, 2014 to $73.6 million for the nine months ended September 30, 2015. Medical supplies as a percentage of total revenues decreased from 9.4% for the nine months ended September 30, 2014 to 9.0% for the nine months ended September 30, 2015. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $13.0 million of the increase was related to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. In our remaining practices and centers in existing local markets, medical supplies decreased by approximately $10.4 million as certain chemotherapy drugs were increasingly administered through hospital settings under physician practice arrangements. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $3.1 million, or 6.5%, from $47.5 million for the nine months ended September 30, 2014 to $50.6 million for the nine months ended September 30, 2015. Facility rent expenses as a percentage of total revenues decreased from 6.3% for the nine months ended September 30, 2014 to 6.2% for the nine months ended September 30, 2015. Facility rent expenses consist of rent expense associated with our treatment center locations.  Approximately $2.9 million of the increase was related to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.2 million.

Other operating expenses. Other operating expenses increased by $1.0 million, or 2.2%, from $46.0 million for the nine months ended September 30, 2014 to $47.0 million for the nine months ended September 30, 2015.  Other operating expense as a percentage of total revenues decreased from 6.1% for the nine months ended September 30, 2014 to 5.7% for the nine months ended September 30, 2015.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $0.9 million of the increase was related to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. Approximately $0.4 million of the increase relates to equipment rental expense relating to medical equipment refinancing, offset by a decrease of approximately $0.3 million in our remaining practices and centers in existing local markets.

General and administrative expenses. General and administrative expenses increased by $38.9 million, or 38.2%, from $102.0 million for the nine months ended September 30, 2014 to $140.9 million for the nine months ended September 30, 2015. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 13.5% for the nine months ended September 30, 2014 to 17.2% for the nine months ended September 30, 2015. The net increase of $38.9 million in general and administrative expenses was due to an increase of approximately $4.0 million relating to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. In addition, there was an increase of approximately $53.4 million in legal, consulting costs and liabilities associated with the Medicare investigative matters (including FISH and GAMMA) and litigation settlements with certain physicians, offset by decreases of $9.4 million relating to expenses associated with note-holder negotiations and management of liquidity, $0.1 million related to expenses for consulting services for the CMS 2015 fee schedule, $6.4 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $0.6 million relating to our rebranding initiatives and a decrease of approximately $2.0 million in our remaining practices and treatments centers in our existing local markets.

Depreciation and amortization. Depreciation and amortization expense increased by $2.0 million or 3.1%, from $65.3 million for the nine months ended September 30, 2014 to $67.3 million for the nine months ended September 30, 2015. Depreciation and amortization expense as a percentage of total revenues decreased from 8.6% for the nine months ended September 30, 2014 to 8.2% for the nine months ended September 30, 2015.  The change in depreciation and amortization was due to an increase of approximately $2.6 million relating to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. An increase in capital expenditures related to our investment in advanced radiation treatment technologies and software maintenance in certain local markets increased our depreciation and amortization by approximately $0.2 million offset by a decrease of approximately $0.8 million in amortization of certain non-compete agreements.

Provision for doubtful accounts. The provision for doubtful accounts increased by $0.6 million, or 3.9%, from $13.3 million for the nine months ended September 30, 2014 to $13.9 million for the nine months ended September 30, 2015.  The provision for doubtful accounts as a percentage of total revenues decreased from 1.8% for the nine months ended September 30, 2014 to 1.7% for the nine months ended September 30, 2015. We continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self-pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

Interest expense, net. Interest expense decreased by $14.0 million, or 15.9%, from $87.7 million for the nine months ended September 30, 2014 to $73.7 million for the nine months ended September 30, 2015. As a result of our refinancing in April 2015, approximately $12.0 million of the decrease related to a lower average interest rate. We replaced certain debt instruments with interest rates predominately ranging from 8 7/8% - 11 3/4% with a new Term Loan at a rate of 6.5% and a new senior notes at a rate of 11.0%. As a result, our weighted average cost of debt decreased from 10.0% to 8.9%.  Approximately $2.0 million of the decrease related to a decrease in amortization of debt discount and deferred financing costs as a result of our refinancing in April 2015. As of September 30, 2015, we had approximately $610.0 million outstanding under our Term Facility and $-0- million outstanding under our Revolver Credit Facility. The decrease is attributable to the reduction of outstanding debt, including the Revolver Credit Facility and the pay-off of the SFRO Credit Agreement, which provided for a $60 million Term B Loan, $7.9 million Term A Loan, and assumed capital lease obligations.

Gain on BP settlement. During the quarter ended September 30, 2015, we received approximately $5.8 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill that occurred in 2010.

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

In addition to the goodwill impairment losses noted above, we recorded an impairment loss of approximately $1.2 million during the third quarter of 2014 related to the write-off of our 33.6% investment interest in a development stage proton therapy center located in New York. As a result of NY Proton’s continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we were required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party. On July 15, 2015, we transitioned our ownership interest in NY Proton to a third party.

Early Extinguishment of Debt. During the nine months ended September 30, 2015, we incurred a loss of approximately $37.4 million from the early extinguishment of debt as a result of the $1.0 billion in debt refinancing in April 2015.  We paid approximately $24.9 million in premium payments for the early retirement of our $350.0 million senior secured second lien notes and our $380.1 million senior subordinated notes, along with the tender offer premium payments on our $75.0 million senior secured notes. As a result of the debt refinancing, we wrote-off approximately $3.1 million in original issue discount and $9.4 million in deferred financing costs.

During the quarter ended September 30, 2014, we incurred approximately $8.6 million from the early extinguishment of debt as a result of the prepayment of the Term Loan A and B Facilities, MDLLC Credit Agreement, Purchase Money Note Purchase Agreement, and certain capital leases, which included the write-offs of $2.0 million in deferred financing costs, $2.7 million in original issue discount costs, and $3.8 million in pre-payment penalties, including $0.3 million paid to Theriac Management Investments, LLC (a related party real estate entity owned by certain of the Company’s directors and officers) pursuant to the Purchase Money Note Purchase Agreement.

Equity initial public offering expenses. We determined due to market conditions to postpone the initial public offering of our equity securities. As a result of the postponement and entering into the Recapitalization Support Agreement with Consenting Subordinated Noteholders, we wrote-off approximately $4.9 million in additional expenses associated with the initial public offering during the nine months ended September 30, 2014.

Loss on sale leaseback transaction.  In March 2014, the Company entered into a sale leaseback transaction with a financial institution. The sale leaseback transaction related to medical equipment. Proceeds from the sale were approximately $5.7 million. The Company recorded a loss on the sale leaseback transaction of approximately $0.1 million.

Fair value adjustment of noncontrolling interests and earn-out liability.. We funded a portion of the purchase price related to the OnCure, SFRO and Kennewick, Washington acquisitions with contingent consideration. The contingent consideration is generally dependent on the acquiree achieving certain EBITDA thresholds. We estimated and recorded an earn-out liability for each of the acquisitions as of their respective acquisition dates. We estimate the fair value of the earn-out liabilities at each reporting date. Changes to the estimated earn-out liabilities are recorded to expense in the fair value adjustment of noncontrolling interest and earn-out liability caption in the consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2015 and 2014, we recorded ($0.5) million and $0.6 million, respectively related to changes in the fair value of earn-out liabilities.

On July 2, 2015 we purchased the remaining 35% of SFRO for $44.1 million, which resulted in the cancellation of the SFRO earn-out.

Fair value adjustment of embedded derivatives and other financial instruments. Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of our qualifying initial public offering or a qualifying merger, we will execute and deliver to CPPIB the Warrant Agreement and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share.  The warrants expire on the tenth anniversary of the date of issuance. We evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. For the nine months ended September 30, 2015 and 2014 we recorded $8.5 million and $0 million, respectively, related to changes in the fair value of the CPPIB related embedded derivatives.

On July 2, 2015, we purchased the noncontrolling interest of SFRO. We structured a portion of the purchase with seller financing notes that contain clauses requiring payment acceleration of principal amounts as well as premium payments if the sellers achieve specific operational milestones. We determined that the contingent conversion features of the SFRO PIK Notes qualify as embedded derivatives, requiring bifurcation and classification as debt, measured at fair value. We estimate the fair value of embedded derivatives at each reporting date and record the change in fair value of the embedded derivatives to expense in the fair value adjustment of embedded derivatives caption in the consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2015 and 2014 we recorded $0.4 million and $0 million, respectively related to changes in the fair value of the SFRO PIK Notes embedded derivatives.

Income taxes.  Our effective tax rate was (5.6)% for the nine months ended September 30, 2015 and (1.3)% for the nine months ended September 30, 2014. The change in the effective rate for the nine months ended September 30, 2015 compared to the same period of the year prior is primarily the result of the recording of an impairment against goodwill of the domestic operations and the release of previously recorded tax reserves during the second and third quarters of 2014 as well as the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.  As a result, the expense for income taxes changed by $2.7 million from the income tax expense of $4.2 million for the nine months ended September 30, 2014 to $6.9 million for the nine months ended September 30, 2015.

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

Net loss. Net loss decreased by $190.7 million, from $320.5 million in net loss for the nine months ended September 30, 2014 to $129.8 million net loss for the nine months ended September 30, 2015.  Net loss represents 42.4% of total revenues for the nine months ended September 30, 2014 and 16.0% of total revenues for the nine months ended September 30, 2015.

Seasonality and Quarterly Fluctuations

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods.  61 of our 182 radiation therapy centers are located in Florida.

Liquidity and Capital Resources

We are highly leveraged. As of September 30, 2015, we had $1.0 billion of long-term debt outstanding. We have experienced and continue to experience losses from operations. We reported a net loss of approximately $343.2 million, $129.8 million and $320.5 million for the year ended December 31, 2014 and for the nine month periods ended September 30, 2015 and 2014, respectively. At September 30, 2015, we had $47.8 million of unrestricted cash and $121.5 million of availability under our revolver.

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

We have several initiatives designed to increase profitability including: (i) fully integrating our recent acquisitions to improve operational performance; (ii) improving commercial payer contracting to increase reimbursement;  (iii) continued development and expansion of our ICC model; and (iv) realignment of our physician compensation arrangements to reflect the current reimbursement environment. Although we are significantly leveraged, we expect that the current cash balance, liquidity from our revolver, and cash generated from operations will be sufficient to meet working capital, capital expenditure, debt service, and other cash needs through September 30, 2016.

Cash Flows From Operating Activities

Net cash provided by operating activities for the nine month period ended September 30, 2015 and 2014 was $33.3 million and $11.7 million, respectively.

Net cash provided by operating activities increased by $21.6 million from $11.7 million used in operating activities for the nine month period ended September 30, 2014 to $33.3 million provided by operating activities for the nine month period ended September 30, 2015, predominately due to management of our vendor payables and increased cash flow related to our OnCure and SFRO transactions, along with continued expense management of consulting and other general and administrative expenses.

Cash at September 30, 2015 held by our foreign subsidiaries was $6.2 million.  We consider these cash flows to be permanently invested in our foreign subsidiaries and therefore do not anticipate repatriating any excess cash flows to the U.S.  We believe that the magnitude of our growth opportunities outside of the U.S. will cause us to continuously reinvest foreign earnings. We do not require access to the earnings and cash flow of our international subsidiaries to fund our U.S. operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine month periods ended September 30, 2015 and 2014 was $59.3 million and $100.3 million, respectively.

Net cash used in investing activities decreased by $41.0 million, from $100.3 million for the nine month period ended September 30, 2014 to $59.3 million for the nine month period ended September 30, 2015.  In 2015, net cash used in investing activities was impacted by approximately $33.1 million in the acquisition of medical practices. On January 2, 2015, we purchased an 80% equity interest in a legal entity that operates a radiation oncology facility in Kennewick, Washington for approximately $19.2 million, subject to working capital and other customary adjustments. The transaction was funded with $17.7 million in cash, assumed capital lease obligation of $0.3 million, and a $1.3 million contingent earn-out payment. On January 6, 2015, we purchased the assets of a radiation oncology practice located in Warrick, Rhode Island for approximately $8.0 million in cash. On January 6, 2015, we purchased the assets of a radiation oncology practice we already managed located in Hollywood, Florida for approximately $0.5 million in cash. During 2015, we paid approximately $7.0 million associated with settlement of reserve funds pursuant to the OnCure, SFRO, and other acquisitions. In addition, we purchased approximately $33.6 million in property and equipment for the nine months ended September 30, 2015.

In 2014, net cash used in investing activities was impacted by approximately $50.1 million in the acquisition of medical practices. On January 13, 2014, our subsidiary Carepoint Health Solutions, LLC, purchased the membership interest in Quantum Care, LLC for approximately $1.9 million. On January 15, 2014, we purchased 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $0.9 million plus the assumption of approximately $3.1 million in debt. On February 10, 2014, we purchased a 65% equity interest in SFRO for approximately $55.4 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility that accrues interest at the Eurodollar Rate plus a margin of 10.50% per annum and matures on January 15, 2017 and $7.9 million of term loans to refinance existing SFRO debt. In addition, we reflected approximately $11.7 million in restricted cash relating to the SFRO existing debt and an indemnity escrow for the determination of the final purchase price.  On March 26, 2014 we purchased 75% interest in a legal entity that operates a radiation oncology facility in Villa Maria, Argentina for approximately $0.5 million. During 2014, we acquired the assets of several physician practices in Florida for approximately $0.3 million. During 2014, we purchased approximately $44.3 million in property and equipment. We have one of the most technically-advanced radiation equipment platforms in the industry. A significant portion of this spend is for growth related projects.  This includes the upgrade of technology and equipment at the legacy OnCure centers to expand capacity as well as add SRS capacity, and Medical Developers’ growth.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine month period ended September 30, 2015 was $25.4 million and net cash provided by financing activities for the nine months ended September 30, 2014 was $232.0 million.

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

On February 10, 2014, 21C East Florida and South Florida Radiation Oncology Coconut Creek, LLC (“Coconut Creek”), a subsidiary of SFRO, as borrowers (the “Borrowers”), the several lenders and other financial institutions or entities from time to time parties thereto and Cortland Capital Market Services LLC as administrative agent and collateral agent entered into a new credit agreement (the “SFRO Credit Agreement”).  The SFRO Credit Agreement provides for a $60 million Term B Loan in favor of 21C East Florida (“Term B Loan”) and $7.9 million Term A Loan in favor of Coconut Creek issued for purposes of refinancing existing SFRO debt (“Term A Loan” and together with the Term B Loan, the “SFRO Term Loans”).  The SFRO Term Loans each have a maturity date of January 15, 2017.  We incurred approximately $1.0 million in deferred financing costs relating to the SFRO debt.  On July 2, 2015 we purchased the remaining 35% of SFRO for $44.1 million, comprised of $15.0 million in cash, $14.6 million in a seller financing note, and $14.5 million in 21st Century Oncology Investments, LLC (“21CI”) preferred stock. The seller financing note accrues interest at 10% per annum, which is accrued quarterly and added to the outstanding principal amount. The seller financing note matures on June 30, 2019 and provides for an earn-out payable to the sellers based on certain milestones being achieved, which could entitle the sellers to up to an additional $4.5 million in the aggregate.

On September 26, 2014, we issued to CPPIB, in a private placement, an aggregate of 385,000 newly issued shares of our Series A Convertible Redeemable Preferred Stock for a purchase price of $325.0 million.

This equity investment provided us with substantial incremental liquidity, significantly reduced our debt, and provided the necessary long-term capital to continue to grow our business.  As further described in Note 14 to our condensed consolidated financial statements, a portion of the net proceeds from the Series A Preferred Stock was used to repay all outstanding borrowings under our revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes. As a result of this investment, the Recapitalization Support Agreement that we entered into in July was terminated.

For the nine months ended September 30, 2014, we paid approximately $4.2 million in costs associated with an initial public offering costs and incurred costs of approximately $0.7 million.

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

For the nine months ended September 30, 2015, we paid approximately $26.5 million in loan costs from our refinancing of our long term debt with during April 2015 with the issuance on new subordinated notes due 2023 and a new senior credit facility. With the refinancing of our long term debt, we paid approximately $24.9 million related to breakage, premium call payments and tender offer payments on our $380.1 million senior subordinated notes, $350.0 million senior secured second lien notes and our $75.0 million senior secured notes.

We paid approximately $8.5 million predominately related to the earn-out liabilities associated with the OnCure notes and two previous acquisitions in North Carolina.

We had partnership distributions from non-controlling interests of approximately $4.1 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Loans under the 2015 Term Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), provided that such percentage shall be deemed to be not less than 1.00%, plus (iii) a rate per annum equal to 5.50%; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, (B) the federal funds effective rate at such time plus ½ of 1% and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, provided that such percentage shall be deemed to be not less than 2.00%, plus (ii) a rate per annum equal to 4.50%.

Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin based upon a total leverage pricing grid; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin based upon a total leverage pricing grid.

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

The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at September 30, 2015		Level at September 30, 2015
Maximum permitted first lien leverage ratio	<	7.50 to 1.00	5.77 to 1.00

The 2015 Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of September 30, 2015. As of December 31, 2015, borrowings under the Revolving Credit Facility were approximately $60.0 million.

Finance Obligation

We lease certain of our treatment centers (each, a “facility” and, collectively, the “facilities”) and other properties from partnerships that are majority-owned by related parties (each, a “related party lessor” and, collectively, the “related party lessors”). The related party lessors construct the facilities in accordance with our plans and specifications and subsequently lease these facilities to us. Due to the related party relationship, we are considered the owner of these facilities during the construction period pursuant to the provisions of ASC 840-40, Sale-Leaseback Transactions (“ASC 840-40”). In accordance with ASC 840-40, we record a construction in progress asset for these facilities with a corresponding finance obligation during the construction period. These related parties guarantee the debt of the related party lessors, which is considered to be “continuing involvement” pursuant to ASC 840-40. Accordingly, these leases did not qualify as a normal sale-leaseback at the time that construction was completed and these facilities were leased to us. As a result, the costs to construct the facilities and the related finance obligation are recorded on our condensed consolidated balance sheets after construction is completed. The construction costs are included in “Real Estate Subject to Finance Obligation” in the condensed consolidated balance sheets and the accompanying notes. The finance obligation is amortized over the lease term based on payments designated in the lease agreements.

Billing and Collections

Our billing system in the U.S., excluding recently acquired businesses, utilizes a fee schedule for billing patients, third-party payers and government sponsored programs, including Medicare and Medicaid. Fees billed to government sponsored programs, including Medicare and Medicaid, and fees billed to contracted payers and self-pay patients (not covered under other third party payer arrangements) are automatically adjusted to the allowable payment amount at time of billing. For all our practices, other than SFRO, our billing system includes fee schedules for the majority of payers and a blended allowable rate for the remaining payers. As a result, fees billed to all payers are automatically adjusted to the estimated allowable payment at time of billing. SFRO’s billing system also utilizes a fee schedule for billing patients, third-party payers and government sponsored programs. For all fees billed from the SFRO billing system, contractual adjustments are recorded upon the receipt of payment. As a result, an estimate of contractual allowances is made on a monthly basis to reflect the estimated realizable value of net patient service revenue. The development of the estimate of contractual allowances is based on historical cash collections related to gross charges developed by facility and payer in order to calculate average collection percentages by facility and payer. The development of the collection percentages are applied to gross accounts receivable in determining an estimate of contractual allowances at the end of a reporting period. We are currently working on integrating the SFRO practice management system to our processes and billing system.

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

Charges are posted to the billing system by coders in our central billing office and our medical offices. After charges are posted, edits are performed, any necessary corrections are made, billing forms are generated and sent electronically to our clearinghouse whenever electronic submission is possible. Any billing forms not able to be processed through the clearinghouse are printed and mailed from our print mail service. Statements are automatically generated from our billing system and mailed to either the payer or patient on a regular basis for any amounts still outstanding from the respective responsible party. Daily, weekly and monthly accounts receivable analysis reports are utilized by staff and management to prioritize accounts for collection purposes, as well as to identify trends and issues. Our write-off process requires manual review and our process for collecting accounts receivable is dependent on the type of payer as set forth below.

Medicare, Medicaid and Commercial Payer Balances

Our central billing office staff expedites the payment process from insurance companies and other payers via electronic inquiries, phone calls and automated letters to ensure timely payment. Our billing system generates standard aging reports by date of billing in increments of 30 day intervals. The collection team utilizes these reports to assess and determine the payers requiring additional focus and collection efforts. Our accounts receivable exposure on Medicare, Medicaid and commercial payer balances is largely limited to denials and other unusual adjustments and consequently our bad debt expense on balances relating to these types of payers over the years has been insignificant.

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

Acquisitions and Developments

The following table summarizes our growth in radiation therapy centers for the period indicated:

Nine Months Ended September 30, 2015
Radiation therapy centers at beginning of period	180
Internally developed / reopened	1
Internally (consolidated / closed / sold)	(4)
Acquired	4
Hospital-based / other groups	1
Radiation therapy centers at period end	182

On January 2, 2015, we purchased an 80% interest in a legal entity that operates a radiation oncology facility in Kennewick, Washington for approximately $19.2 million. The acquisition expands our presence into the state of Washington. The purchase agreement contains a provision for earn out payments, contingent upon achieving certain EBITDA targets measured over three years from the acquisition date. The earn out payments cannot exceed approximately $3.4 million.

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

On July 2, 2015, we purchased the remaining 35% of SFRO for approximately $44.1 million., comprised of $15.0 million in cash, $14.6 million SFRO PIK Notes, and $14.5 million in 21CI preferred stock.

On August 1, 2015, we purchased a controlling interest in an entity that operates a cancer treatment center located in Medellin, Colombia for approximately $0.8 million.

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

During the third quarter of 2015, we consolidated two treatment centers, one located in Broward County and one located in St. Lucie County, both related to the acquisition of SFRO.

On December 14, 2015, we acquired the assets of a radiation oncology practice we already manage located in Miami, Florida for approximately $9.0 million.

As of September 30, 2015, we have four additional de novo radiation treatment centers located in The Dominican Republic, California and South Carolina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

We had been selected by a consortium of leading New York academic medical centers (including Memorial Sloan-Kettering Cancer Center, Beth Israel Medical Center/Continuum Health System, NYU Langone Medical Center, Mt. Sinai Medical Center and Montefiore Medical Center) to serve as the developer and manager of a proton beam therapy center to be constructed in Manhattan. The project is in the final stages of certificate of need approval. As a result of NY Proton’s continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26,

2014, we were required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party. We had accounted for our interest in the center as an equity method investment. On July 15, 2015, we transitioned our ownership interest in NY Proton to a third party.

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

Variable Interest Entities

We evaluate certain of our radiation oncology practices in order to determine if they are variable interest entities (“VIE”). This evaluation resulted in determining that certain of our radiation oncology practices were potential VIEs. For each of these practices, we have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. ASC 810 requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of our radiation oncology practices are VIEs and we have a variable interest in each of these practices through our administrative services agreements. Pursuant to ASC 810, through our variable interests in these practices, we have the power to direct the activities of these practices that most significantly impact the entity’s economic performance and we would absorb a majority of the expected losses of these practices should they occur. Based on these determinations, we have included these radiation oncology practices in our condensed consolidated financial statements for all periods presented. All significant intercompany accounts and transactions have been eliminated.

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

During the nine months ended September 30, 2015 and 2014, approximately 41% and 42%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable are reported net of estimated allowances for doubtful accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payers and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for concentrations (other than Medicare) of receivables is limited due to the large number of insurance companies and other payers that provide payments for our services. We do not believe that there are any significant concentrations of receivables from any particular insurance company that would subject us to any significant credit risk in the collection of our accounts receivable.

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

Intangible assets consist of trade names, certificates of need, non-compete agreements, licenses and hospital contractual relationships. Trade names and certificates of need have an indefinite life and are tested annually for impairment. Non-compete agreements, licenses and hospital contractual relationships are amortized over the life of the agreement (which typically ranges from 2 to 20 years) using the straight-line method. No intangible asset impairment loss was recognized for the years ended December 31, 2012, 2013 and 2014.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Assessment of possible impairment of a particular asset is based on our ability to recover the carrying value of such asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of such asset, an impairment charge would be recognized for the amount by which the asset’s carrying value exceeds its estimated fair value.

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

For 2014 and 2015, the estimated fair value of the units, less an assumed forfeiture rate of 3.9%, is recognized in expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months, and for Class EMEP Units, the requisite service period is 36 months only if probable of being met. The Class M Units and O Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class M Units and Class O Units, in the event of an initial public offering of the Company’s common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class M Units and Class O Units. The assumed forfeiture rate is based on an average historical forfeiture rate.

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

On October 7, 2015, 21CI entered into the Seventh Amended and Restated Limited Liability Company Agreement (the “Seventh Amended LLC Agreement”). The Seventh Amended LLC Agreement amends and restates the Sixth Amended and Restated Limited Liability Company Agreement of 21CI, dated as of July 2, 2015 (the “Sixth LLC Agreement”), in its entirety to, among other things, authorize two new classes of incentive units of 21CI, Class D and Class E Units, and amend the waterfall distribution provisions. Each recipient of such Class D and/or Class E Units forfeits any and all incentive equity units previously granted to him/her.  Under the Seventh Amended LLC Agreement, 21CI now has ten classes of equity outstanding:  SFRO Preferred Units, Preferred Units and Class A, D, E, G, M, MEP, N and O Units.  The other material terms of the Sixth LLC Agreement remain unchanged.

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, Income Taxes (“ASC 740”), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2014, we determined that the valuation allowance should be $184.0 million, consisting of $163.4 million against federal deferred tax assets and $20.6 million against state deferred tax assets. This represents an increase of $86.6 million in valuation allowance. The valuation allowance remained unchanged at September 30, 2015.

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

We are subject to taxation in the United States, approximately 25 state jurisdictions, the Netherlands, and throughout Latin America, namely, Argentina, Bolivia, Brazil, Colombia, Costa Rica, The Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which we are subject to tax are the United States, Florida and Argentina.

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

In addition, we are routinely under audit by federal, state or local authorities in the areas of income taxes and other taxes. These audits include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. We regularly assess the likelihood of adverse outcomes from these audits to determine the adequacy of our provision for income taxes. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.

During 2014, we reached favorable settlements with the U.S. Internal Revenue Service related to tax years 2007 and 2008 and various U.S. state and local jurisdictions and foreign jurisdictions related to tax years 2005 through 2012.  As a result, we released $3.2 million of previously recorded reserves.

New Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We intend to adopt the new guidance on January 1, 2016. As of September 30, 2015, we have recorded approximately $25.4 million of debt issuance costs in other assets that would be reclassified to long-term debt in accordance with the new guidance.

In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance establishes guidelines for evaluating whether a cloud computing arrangement involves the sale of a software license and the appropriate accounting. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We intend to adopt the new guidance on January 1, 2016 and are currently evaluating the potential impact of this guidance.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new guidance requires inventories to be valued at the lower of cost or net realizable value. This guidance does not apply to entities using the last in, first out valuation method. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We intend to adopt the new guidance on January 1, 2017 and are currently evaluating the potential impact of this guidance.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) for all affected entities. As a result, ASU 2014-09 is effective for us beginning January 1, 2018. We intend to adopt the new guidance on January 1, 2018 and are currently evaluating the potential impact of this guidance.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We intend to adopt the new guidance on January 1, 2016 and are currently evaluating the potential impact of this guidance.

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

Interest Rate Sensitivity

We are exposed to various market risks as a part of our operations, and we anticipate that this exposure will increase as a result of our planned growth. In an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments. These derivative financial instruments may take the form of forward sales contracts, option contracts, and interest rate swaps. We have not and do not intend to engage in the practice of trading derivative securities for profit. Because our borrowings under our senior secured credit facilities bear interest at variable rates, we are sensitive to changes in prevailing interest rates.

Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option, which require a minimum floor of 100 basis points on LIBOR. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid if LIBOR rates were above 1.0%. As of September 30, 2015, we have interest rate exposure on $608.5 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of approximately $2.0 million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

Item 4. Controls and Procedures

Background

In December 2014, we identified material weaknesses related to the integration of SFRO into our control environment. Specifically the material weaknesses relate to maintaining appropriate segregation of duties over cash, adequate access controls with regard to financial applications, and adequate controls over the processing of expenditures.

Additionally, during the quarter ended June 30, 2015, we identified a material weakness related to the design of our regulatory compliance monitoring procedures for Urology.  Specifically, the scope of our compliance work programs and procedures did not address all relevant risks to the organization, including procedures to test for the medical necessity of claims in Urology related to fluorescence in situ hybridization (“FISH”).

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. This evaluation identified material weaknesses in our internal control over financial reporting as noted below in Management’s Report on Internal Control over Financial Reporting. Based on the evaluation of this material weakness, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”) and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon that reevaluation, management identified a material weakness as of December 31, 2014 in our internal control over financial reporting. The material weakness is the result of a combination of control deficiencies identified relative to the acquisition of SFRO as it pertains to maintaining appropriate segregation of duties over cash, adequate access controls with regard to financial applications, and adequate controls over the processing of expenditures. Additionally, during the quarter ended June 30, 2015, we identified a material weakness related to the design of our regulatory compliance monitoring procedures for Urology.

As a result of the material weakness in internal control over financial reporting described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 and September 30, 2015 based on the 2013 COSO framework. If not remediated, this material weakness could result in future misstatements of account balances or in disclosures that could result in a material misstatement to our annual or interim consolidated financial statements.

Continued Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in remediation of the material weaknesses. These remediation efforts are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

We are in the process of implementing a remediation plan to address the material weaknesses related to the SFRO integration. The remediation actions that are expected to be taken include the following:

•                                          Integration of the revenue cycle and practice management system platform to our revenue cycle systems.

•                                          Centralization of the cash management process and consolidation of bank accounts and banking transactions.

•                                          Centralization of vendor payments and processes to our payment process systems.

We are in the process of developing and implementing a remediation plan to address the material weakness related to our regulatory compliance monitoring programs in Urology.  In addition, we have engaged a third-party to conduct an evaluation of our compliance program. This evaluation encompasses a comprehensive review of the infrastructure and operations of the enterprise-wide compliance program, including an evaluation of the compliance program activities at physician practices in our various geographic regions.  We have also engaged a third-party to:

•                                          Evaluate compliance with Medicare’s 1995 Documentation Guidelines for Evaluation and Management Services (“1995 E/M Guidelines”).

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

Management believes the measures described above and others that will be implemented will remediate the control deficiencies that we have identified and strengthen our internal control over financial reporting. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not complete, certain of the remediation measures described above.

Inherent Limitations on Effectiveness of Controls

The Company’s management team, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

As part of all False Claims settlements, the Office of Inspector General reviews the actions by the healthcare provider to determine whether ongoing monitoring related to the settled activities is necessary. Companies that have entered into ongoing monitoring agreements generally incur additional costs to comply. For example, such companies have been required to produce at least two reports — an implementation report and an annual report which require outside resources to complete. Healthcare companies that fail to comply with these obligations can face one of two penalties: (1) exclusion from federal healthcare programs; and (2) monetary fines which may range from $1,000 to $2,500 per day, or other stipulated penalty amounts. We have taken, and will continue to take, considerable voluntary and proactive actions to address effective compliance monitoring for the future.

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

On February 18, 2014, we were served with subpoenas from the OIG acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 up through the date of production of documents responsive to the February 18, 2014 subpoena, regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain physicians employed by us during the relevant time period and performed by us. We were served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the January 2015 subpoena.  We have recorded a liability for this matter of approximately $5.1 million and $19.75 million that is included in accrued expenses in our consolidated balance sheet as of December 31, 2014 and September 30, 2015, respectively.

On December 16, 2015, 21st Century Oncology, LLC (“21C LLC”), one of our subsidiaries, entered into a settlement agreement (“Settlement Agreement”) with the United States of America, among others. Pursuant to the Settlement Agreement, 21C LLC agreed to pay $19.75 million to the federal government and approximately $0.5 million in attorneys’ fees and costs related to a qui tam action regarding the previously disclosed dispute related to the fluorescence in situ hybridization (FISH) diagnostic test. Subject to certain conditions, the federal government agreed to release us from any civil or administrative monetary claim the federal government has with respect to the conduct covered by the Settlement Agreement under the False Claims Act and certain other statutes and legal theories. The Settlement Agreement avoids the uncertainty and expense of protracted litigation and does not constitute an admission of liability by us.

In connection with the Settlement Agreement, on December 16, 2016, 21C LLC entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General (“OIG”) and agreed to maintain its compliance program in accordance with that CIA.  Violations of the CIA could subject us to substantial monetary penalties or result in exclusion from participation in federal healthcare programs. The compliance measures and reporting and auditing requirements contained in the CIA include:

•                  Employ and maintain a Corporate Compliance Officer and regional corporate compliance officers;

•                  Maintain an Executive Compliance Committee and Board oversight of compliance activities;

•                  Require certain employees to certify that activities within their areas of authority are in compliance with applicable Federal health care program requirements and the obligations in the CIA ;

•                  Maintain a written code of conduct, which outlines the commitment to full compliance with all laws, regulations and guidelines applicable to federal healthcare programs and monitor compliance as part of the employee review process;

•                  Update and maintain written policies and procedures addressing the operation of the compliance program;

•                  Provide training to the Board of Directors, owners, all employees, and certain other parties on compliance;

•                  Provide specific training for the appropriate personnel on billing, coding and cost reporting issues;

•                  Conduct internal coding audits and have an Independent Review Organization conduct an annual review of 21C LLC laboratory claims and claims related to those areas where physicians participate in ancillary bonus pools;

•                  Continue the confidential hotline reporting system to allow employees or others to disclose concerns or questions regarding possible inappropriate behavior;

•                  Continue the screening program to ensure 21C LLC does not hire or engage employees or contractors who have been sanctioned or excluded from participation in federal health care programs;

•                  Report and refund as appropriate any overpayment from a Federal healthcare program;

•                  Report any healthcare related fraud or violations of laws involving any federally funded programs;

•                  Conduct an annual assessment of the effectiveness of the compliance program; and

•                  Submit an implementation report and annual reports to the OIG describing in detail the compliance program.

We have voluntarily instituted a number of improvements to the compliance program over the past year.  Following an assessment of the compliance program in the Spring of 2015, the Board restructured the Compliance Committee to operate as a separate committee, the Compliance and Quality Committee. Further, the Executive Compliance Committee is now scheduled to meet quarterly and the membership of the committee has been expanded to include key leaders and regional compliance officers.  Finally, the Compliance Department is now tasked with overseeing a number of audits, both internal and external.

We received two Civil Investigative Demands (“CIDs”) from the U.S. Department of Justice (“DOJ”), one on October 22, 2014 addressed to 21st Century Oncology, Inc. (“21C”) and one on October 31, 2014 addressed to South Florida Radiation Oncology (“SFRO”), each pursuant to the False Claims Act.  The CIDs request information concerning allegations that we knowingly billed for services that were not medically necessary and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy). The CIDs cover the period from January 1, 2009 to the present. Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services. We have recorded a liability for this matter of approximately $34.7 million that is included in accrued expenses in our condensed consolidated balance sheets as of September 30, 2015. We recorded this liability during the period ended September 30, 2015 based on our discussions with the government. The recorded estimate is based on the amount believed to be necessary to achieve a potential resolution of this matter without litigation. Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, the exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled.

We are cooperating fully with the CIDs and the DOJ’s investigation.

In addition to the matters described above, we are involved in various legal actions and claims that arise in the ordinary course of our business. We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of the Form 10-K in evaluating us and our business before making an investment decision. The other specific risk factors set forth below were included in our Form 10-K risk factors and have been updated to provide information as of September 30, 2015.  There have been no other material changes from the risk factors previously disclosed in the Form 10-K in response to Item 1A. to Part I of the Form 10-K.  If any of the risks identified herein or in the Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material actually occur and are material it could harm our business, financial condition and results of operations.

We depend on payments from government Medicare and, to a lesser extent, Medicaid programs for a significant amount of our revenue. Our business could be materially harmed by any changes that result in reimbursement reductions.

Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 42% and 41% of our U.S. net patient service revenue for the year ended December 31, 2014, and the nine months ended September 30, 2015, respectively, consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid patients, equaling approximately 2.2% and 1.6% for the year ended December 31, 2014, and for the nine months ended September 30, 2015, respectively. In addition, Medicare Advantage represents approximately 13% of our 2014 U.S. net patient service revenue. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. Following a public comment period, CMS can change these schedules annually and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. Although Medicaid reimbursement encompasses only a small portion of our business, there can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

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

In the final Medicare 2016 PFS, CMS did not implement its proposal to make coding changes to the family of radiation treatment services and related imaging services.  However, CMS did finalize its proposal to increase the equipment utilization assumption for radiation treatment delivery services from 50% to 70% over a 2-year period.  The impact to freestanding providers was -3% while hospital-based providers received a slight (less than 1%) increase.

The 2016 conversion factor also is affected through CMS’ “misvalued code target.”  In the PAMA and subsequent legislation, Congress set a target for adjustments to misvalued codes in the fee schedule for calendar year 2016 through 2018, with a target amount of 1% for 2016 and 0.5% for 2017 and 2018.  If the net reductions to misvalued codes in 2016 are not equal to or greater than 1% of the estimated expenditures under the fee schedule, a reduction equal to the percentage difference between 1% and the estimated net reduction in expenditures resulting from misvalued code reductions must be made to all PFS services.

In April 2015, Congress passed the Medicare Access and CHIP Reauthorization Act (“MACRA”), which permanently repeals the previously used Sustainable Growth Rate formula and increases base Medicare reimbursement by 0.5% each year between 2015 and 2019. Other growth rates and incentive programs apply beginning in 2019.

In addition, on December 28, 2015, the President signed S. 2425, the Patient Access and Medicare Protection Act.  Among other things, this legislation would freeze the code definitions and relative value units for radiation treatment delivery and imaging codes (HCPCS G-codes G6001 through G6015) in 2017 and 2018 according to code definition and relative value units in existence for these codes in 2016.  The legislation also requires the Secretary of Health and Human Services to report to Congress no later than 18 months after the enactment of S. 2425 on the development of an episodic alternative payment model for payment under the Medicare program under title XVIII of the Social Security Act for radiation therapy services furnished in the freestanding setting.

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

For example, an open question remains whether the availability of these federal subsidies classifies a QHP as a federal healthcare program. In October 30, 2013 and February 6, 2014 letters, Kathleen Sebelius, the former Secretary of the Department of Health and Human Services (“DHHS”), indicated that DHHS does not consider QHPs to be federal healthcare programs. However, this statement by Secretary Sebelius has not been tested in court, and a judge may not agree. Additionally, subsequent letters from U.S. Senator Charles Grassley to Secretary Sebelius and Attorney General Eric Holder on November 7, 2013 and February 12, 2014 indicate that this issue is not settled.  If QHPs are classified as federal healthcare programs it could significantly increase  the cost of compliance for providers.

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

As part of all False Claims settlements, the Office of Inspector General reviews the actions by the healthcare provider to determine whether ongoing monitoring related to the settled activities is necessary. Companies that have entered into ongoing monitoring agreements generally incur additional costs to comply. For example, such companies have been required to produce at least two reports — an implementation report and an annual report which require outside resources to complete. Healthcare companies that fail to comply with these obligations can face one of two penalties: (1) exclusion from federal healthcare programs; and (2) monetary fines which may range from $1,000 to $2,500 per day, or other stipulated penalty amounts. We have taken, and will continue to take, considerable voluntary and proactive actions to address effective compliance monitoring for the future.

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

On February 18, 2014, we were served with subpoenas from the OIG acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 up through the date of production of documents responsive to the February 18, 2014 subpoena, regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review relate to the utilization of FISH laboratory tests ordered by certain physicians employed by us during the relevant time period and performed by us.  We were served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the January 2015 subpoena. We have recorded a liability for this matter of approximately $5.1 million and $19.75 million that is included in accrued expenses in our consolidated balance sheet as of December 31, 2014 and September 30, 2015, respectively.

On December 16, 2015, 21C LLC, one of our subsidiaries, entered into the Settlement Agreement with the United States of America, among others. Pursuant to the Settlement Agreement, 21C LLC agreed to pay $19.75 million to the federal government and approximately $0.5 million in attorneys’ fees and costs related to a qui tam action regarding the previously disclosed dispute related to the fluorescence in situ hybridization (FISH) diagnostic test. Subject to certain conditions, the federal government agreed to release us from any civil or administrative monetary claim the federal government has with respect to the conduct covered by the Settlement Agreement under the False Claims Act and certain other statutes and legal theories. The Settlement Agreement avoids the uncertainty and expense of protracted litigation and does not constitute an admission of liability by us.

In connection with the Settlement Agreement, on December 16, 2016, 21C LLC entered into a five-year CIA with the OIG and agreed to maintain its compliance program in accordance with that CIA.  Violations of the CIA could subject us to substantial monetary penalties or result in exclusion from participation in federal healthcare programs. The compliance measures and reporting and auditing requirements contained in the CIA include:

•                  Employ and maintain a Corporate Compliance Officer and regional corporate compliance officers;

•                  Maintain an Executive Compliance Committee and Board oversight of compliance activities;

•                  Require certain employees to certify that activities within their areas of authority are in compliance with applicable Federal health care program requirements and the obligations in the CIA ;

•                  Maintain a written code of conduct, which outlines the commitment to full compliance with all laws, regulations and guidelines applicable to federal healthcare programs and monitor compliance as part of the employee review process;

•                  Update and maintain written policies and procedures addressing the operation of the compliance program.

•                  Provide training to the Board of Directors, owners, all employees, and certain other parties on compliance;

•                  Provide specific training for the appropriate personnel on billing, coding and cost reporting issues;

•                  Conduct internal coding audits and have an Independent Review Organization conduct an annual review of 21C LLC laboratory claims and claims related to those areas where physicians participate in ancillary bonus pools;

•                  Continue the confidential hotline reporting system to allow employees or others to disclose concerns or questions regarding possible inappropriate behavior;

•                  Continue the screening program to ensure 21C LLC does not hire or engage employees or contractors who have been sanctioned or excluded from participation in federal health care programs;

•                  Report and refund as appropriate any overpayment from a Federal healthcare program;

•                  Report any healthcare related fraud or violations of laws involving any federally funded programs;

•                  Conduct an annual assessment of the effectiveness of the compliance program; and

•                  Submit an implementation report and annual reports to the OIG describing in detail the compliance program.

We have voluntarily instituted a number of improvements to the compliance program over the past year.  Following an assessment of the compliance program in the Spring of 2015, the Board restructured the Compliance Committee to operate as a separate committee, the Compliance and Quality Committee. Further, the Executive Compliance Committee is now scheduled to meet quarterly and the membership of the committee has been expanded to include key leaders and regional compliance officers.  Finally, the Compliance Department is now tasked with overseeing a number of audits, both internal and external.

We received two CIDs, one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the DOJ pursuant to the False Claims Act.  The CIDs request information concerning allegations that we knowingly billed for services that were not medically necessary and appear to be focused on GAMMA services (which are dosimetry calculations performed during the course of radiation therapy).  The CIDs cover the period from January 1, 2009 to the present.  Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and GAMMA services.  We have recorded a liability for this matter of approximately $34.7 million that is included in accrued expenses in our condensed consolidated balance sheets as of September 30, 2015. We recorded this liability during the period ended September 30, 2015 based on our discussions with the government. The recorded estimate is based on the amount believed to be necessary to achieve a potential resolution of this matter without litigation. Our recording of a liability related to this matter is not an admission of guilt. Depending on how this matter progresses, the exposure may be less than or more than the liability recorded and we will continue to reassess and adjust the liability until this matter is settled.

We are cooperating fully with the CIDs and the DOJ’s investigation.

Our substantial debt could adversely affect our financial condition.

We have $1.0 billion of total debt outstanding as of September 30, 2015. Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

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

Over the past three years ended December 31, 2014, we have acquired 57 radiation therapy centers, acquired 6 professional/other radiation therapy centers, developed 4 radiation therapy centers, developed 1 professional/other radiation therapy center and transitioned 1 acquired professional/other centers to freestanding radiation therapy centers, all of which included our acquisitions of OnCure and SFRO which we completed on October 25, 2013 and February 10, 2014, respectively. As part of our growth strategy, we expect to continue to add additional treatment centers in our existing and new local and international markets. However, in pursuing our growth strategy, we may:

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

We cannot assure you that we will achieve the revenue and benefits from completed acquisitions, including with respect to SFRO, or that we will achieve synergies and cost savings or benefits in connection with future acquisitions. In addition, many of the businesses that we have acquired and will acquire have unaudited financial statements that have been prepared by the management of such companies and have not been independently reviewed and audited. We cannot assure you that the financial statements of companies we have acquired or will acquire would not be materially different if such statements were audited. Finally, we cannot assure you that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete acquisitions at all.

We are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

We have significant operations in foreign countries. Currently, we operate through 28 legal entities in Argentina, Colombia, Costa Rica, The Dominican Republic, El Salvador, Guatemala and Mexico, in addition to our operations in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

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

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends and royalties to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Mercado Unico Libre de Cambios, which is the only market where exchange transactions may be lawfully made. We may be unable to transfer cash and cash equivalents from Argentina which may adversely affect our financial condition.

During January 2014, the Argentinean Peso exchange rate against the U.S. Dollar increased by approximately 23%, from 6.52 Argentinean Pesos per U.S. Dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. Dollar. Since January 2014, the depreciation of the Argentine Peso has been low with the Argentinean Peso exchange rate at 9.41 Argentine Pesos per U.S. Dollar as of September 30, 2015. We may be at risk for a currency devaluation that would negatively impact our cash reserves in Argentina.

Our international subsidiaries accounted for $87.3 million and $71.3 million or 10.6% and 9.4% of our revenues for the nine months ended September 30, 2015 and 2014, respectively.

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

On November 22, 2015, the opposition leader Mauricio Macri won the Argentine Presidential election, defeating Christina Fernandez de Kirchner. The new president assumed the presidency on December 10, 2015. President Macri promised to address a number of complex economic issues facing Argentina including low foreign-exchange Central Bank reserves, changes to foreign-exchange controls, the expectation of a fiscal deficit of approximately 4.5% of GDP for 2015, a lack of agreement with holdout creditors, and high levels of inflation. On December 18, 2015, Argentina implemented an exchange rate correction in conjunction with changes to monetary policy. The administration’s decision to lift foreign exchange controls and allow the Argentine peso to float freely resulted in the Peso exchange rate to increase to 13.31 to the U.S. Dollar from 9.79 on December 17, 2015, a devaluation of approximately 26.4%. The market expectation is for the Argentine Peso to further weaken during 2016 by an additional 25%.  The exchange rate for the Argentine Peso affects the Company as our results from operations are converted into U.S. dollars for financial reporting purposes.

We have addressed previous material weaknesses with respect to our internal controls and have identified additional material weaknesses in our internal controls, which could, if not sufficiently remediated, result in material misstatements in our consolidated financial statements.

In March 2014, we identified two material weaknesses in our internal communications regarding the identification of and accounting for the loss contingency, along with the related disclosure regarding certain subpoenas we received in February 2014, from the OIG. We have taken steps since then to remediate the internal control weaknesses, such that at September 30, 2015, our controls over the identification and accounting for loss contingencies operated effectively. We implemented a system of internal controls over financial reporting with respect to the accounting for loss contingencies, including the establishment of a disclosure committee and the assessment of future probable loss contingency accounting and methods. While we have implemented the procedures described above and will continue to take further steps in the near future to strengthen further our internal controls, there can be no assurance that we will not identify control deficiencies in the future or that such deficiencies will not have a material impact on our operating results or consolidated financial statements.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as set forth in the Current Report on form 8-K filed by 21st Century Oncology Holdings, Inc. on July 8, 2015.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On December 15, 2015, the Board of Directors (the “Board”) of 21st Century Oncology Holdings, Inc. increased the size of the Board from seven to eight members and appointed Robert W. Miller as a member of the Board, effective immediately. The Board also appointed Mr. Miller as the Chairperson of its Compliance and Quality Committee.

Mr. Miller, age 74, was a partner in the law firm of King & Spalding from 1985 until his retirement in 1997.  In addition, Mr. Miller has served on the board of directors of SunCrest Healthcare, an operator of home health agencies, since 2013. Mr. Miller previously served as a director of QuadraMed Corporation, from 2003 to 2010, where he was a member of the Audit Committee and the Chairman of the Compensation Committee, and as a director of Sonic Innovation, from 2006 to 2010, where he was a member of the Audit Committee and chairman of the Nominating and Governance Committee. Mr. Miller served on the Nonprofit Board of Directors of Grady Memorial Hospital in Atlanta, Georgia, where he served as Chairperson of its Audit Committee, from 2008 to 2014. In addition, he has served as an Adjunct Professor of Law at Emory University School of Law and Editor-in-Chief of the Journal of Health and Life Sciences Law. Mr. Miller has a B.A. from the University of Georgia and an LL.B. from Yale Law School.

Item 6.      Exhibits.

Exhibit Number	Description

2.1

Securities Contribution and Purchase Agreement, dated as of July 2, 2015, by and among 21C East Florida, LLC, 21st Century Oncology Investments, LLC, Kishore Dass, M.D., Ben Han, M.D., Rajiv Patel and SFRO Holdings, LLC, incorporated by reference to Exhibit 2.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on July 8, 2015.*

4.1

Form of Subordinated Unsecured PIK Notes due 2019 issued by 21st Century Oncology Holdings, Inc., incorporated by reference to Exhibit 4.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on July 8, 2015.

4.2

First Supplemental Indenture dated as of September 16, 2015, among, 21st Century Oncology Holdings, Inc. 21st Century Oncology, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee.

10.1

Sixth Amended and Restated Limited Liability Company Agreement of 21st Century Oncology Investments, LLC, effective as of July 2, 2015, incorporated by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on July 8, 2015.

10.2

Executive Employment Agreement dated September 4, 2015, by and between 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc. and LeAnne M. Stewart, incorporated by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 4, 2015.

10.3

Assumption Agreement dated as of September 15, 2015, by and among South Florida Medicine, LLC, Associates in Radiation Oncology Services, LLC, Boynton Beach Radiation Oncology, L.L.C, Treasure Coast Medicine, LLC, SFRO Holdings, LLC, and South Florida Radiation Oncology, LLC.

10.4	Master Lease Agreement, dated August 6, 2015, between the landlords named therein, the tenants named therein and Vidt Centro Médico S.A. and 21st Century Oncology, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Supplemental Consolidating Financial Information

101

The following financial information from 21st Century Oncology Holdings, Inc. Quarterly Report on Form 10-Q for the period September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at September 30, 2015 and December 31, 2014 (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014 (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (iv) Notes to Interim Condensed Consolidated Financial Statements.

* Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Date: February 12, 2016

	By:	/s/ LEANNE M. STEWART
LeAnne M. Stewart
Chief Financial Officer
(principal financial officer)