Form 10-K/A
period 2014-12-31
21st Century Oncology Holdings, Inc.
filed 2016-08-23
CIK 1503518

Use these links to rapidly review the document

21ST CENTURY ONCOLOGY HOLDINGS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

(239) 931-7254
(Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒    No ☐

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Note: The registrant is a voluntary filer and is not subject to the filing requirements.

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

          As of August 23, 2016, there were 1,059 shares of the registrant's common stock, $0.01 par value per share, issued and outstanding, all of which are 100% owned by 21st Century Oncology Investments, LLC.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the year ended December 31, 2014, initially filed with the Securities and Exchange Commission (the "SEC") on March 27, 2015 (the "Original Form 10-K"), is being filed to reflect the restatement of (i) the Company's consolidated balance sheets at December 31, 2014 and 2013 and (ii) the Company's consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2014, 2013 and 2012, and the notes related thereto. For a more detailed description of these restatements see Note 2 to the accompanying consolidated financial statements in this Form 10-K/A.

        This Form 10-K/A sets forth the Original Form 10-K in its entirety and reflects the restatement described above. No other information in the Original Form 10-K is amended or updated. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Form 10-K has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 32.1 and 31.2 and 32.2, respectively.

i

ii

FORWARD-LOOKING STATEMENTS

        Some of the information set forth in this Annual Report on Form 10-K/A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "plans," "believe," "anticipate," "project," "intend," "could," "estimate," or "continue," "may increase," "may fluctuate," and similar expressions or variations, and are based on the beliefs and assumptions of our management based on information then currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks discussed herein under the heading "Risk Factors." We caution readers to carefully consider such factors. Further, such forward- looking statements speak only as of the date on which such statements are made and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

PART I

Item 1.    Business

        References in this Annual Report on Form 10-K/A to "we", "us", "our" and "the Company" are references to 21st Century Oncology Holdings, Inc. (formerly known as Radiation Therapy Services Holdings, Inc.) and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise or unless indicated otherwise. References in this Annual Report on Form 10-K/A to "Parent" and "21CH" are references to 21st Century Oncology Holdings, Inc. and not to its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates. References in this Annual Report on Form 10-K/A to "21C" are references to 21st Century Oncology, Inc. (formerly known as Radiation Therapy Services, Inc.), 21CH's direct subsidiary. References in this Annual Report on Form 10-K/A to "our treatment centers" refer to owned, managed and hospital based treatment centers.

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

        For the year ended December 31, 2014, we generated total revenues of $1.0 billion. During this time period, 91.0% of our net revenue was derived in North America, and 9.0% in Latin America.

        In October 2013, we closed on our acquisition of OnCure Holdings, Inc. (together with its subsidiaries, "OnCure"), which comprises 33 radiation therapy centers and 11 radiation oncology physician groups in Florida, California and Indiana (the "OnCure Acquisition"). In addition, on February 10, 2014, we made an investment in Florida-based SFRO Holdings, LLC (together with its subsidiaries, "SFRO"), acquiring 65% of the equity interests in SFRO, increasing the number of our radiation therapy treatment centers by 21 and adding 88 additional ICC and radiation oncology physicians (the "SFRO Joint Venture").

        We were incorporated on October 9, 2007 under the name Radiation Therapy Services Holdings, Inc. and currently exist as a Delaware corporation. On December 5, 2013, we changed our name to 21st Century Oncology Holdings, Inc (21C). Our business was originally formed in 1983. On February 21, 2008, we consummated the merger of a wholly owned subsidiary of 21CH with and into 21C, with 21C as the surviving corporation and as wholly owned subsidiary of 21CH (the "Merger"). We were acquired in 2008 pursuant to the Merger by affiliates of Vestar Capital Partners ("Vestar"). Our principal executive office is located at 2270 Colonial Boulevard, Fort Myers, Florida 33907 and our telephone number is (239) 931-7275. The address of our main website is www.21co.com.

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

California, Massachusetts, Michigan, Nevada, New York and North Carolina Treatment Centers

        Many states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina prohibit us from employing radiation oncologists. As a result, we operate our treatment centers in such states pursuant to administrative services agreements between professional corporations and our wholly owned subsidiaries. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, our treatment centers are operated as physician office practices. We typically provide technical services to these treatment centers in addition to our administrative services. For the years ended December 31, 2012, 2013 and 2014 approximately 19.4%, 18.6% and 14.9% of our net patient service revenue, respectively, was generated by professional corporations with which we have administrative services agreements. The professional corporations with which we have administrative services agreements in California, Massachusetts, Michigan, Nevada, New York and North Carolina are owned by certain of our directors, physicians and equityholders, who are licensed to practice medicine in the respective state.

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

        Violation of these laws and regulations may result in prohibition of payment for services rendered, a refund of any Medicare payments for services that resulted from an unlawful referral, $15,000 civil monetary penalties for specified infractions, $100,000 for a circumvention scheme, criminal penalties, exclusion from Medicare and Medicaid programs, and potential false claims liability, including via "qui tam" action, of not less than $5,500 and not more than $11,000, plus three times the amount of damages that the government sustains because of an improperly submitted claim. The repayment provisions in Stark Law are not dependent on the parties having an improper intent; rather, Stark Law is a strict liability statute and any violation is subject to repayment of all "tainted" referrals.

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

        Some physicians who are not radiation oncologists are employed by or affiliated with us, companies owned by us or professional corporations owned by certain of our directors, executive officers and equityholders with which we have administrative services agreements. To the extent these professional corporations employ such physicians, and they are deemed to have made referrals for radiation therapy, their referrals will be permissible under the Stark Law if they meet the employment exception, which requires, among other things, that the compensation be consistent with the fair market value of the services provided and that it not take into account (directly or indirectly) the volume or value of any referrals by the referring physician. Another Stark Law exception applicable to our financial relationships with physicians who are not radiation oncologists is the in-office ancillary services exception and accompanying group practice definition which permits profit distributions to physicians within a qualifying group practice structure. The Stark Law imposes detailed requirements in order to qualify for the in-office ancillary services exception, all of which are highly technical and many of which have to date not been subject to extensive judicial review. In the event that the Stark Law were to be amended to modify or otherwise limit the in-office ancillary services exception, this could have a material adverse impact on our business.

        On March 21, 2010, the House of Representatives passed the Patient Protection and Affordable Care Act, and the corresponding reconciliation bill. President Obama signed the larger comprehensive bill into law on March 23, 2010 and the reconciliation bill on March 30, 2010 (collectively, the "Health Care Reform Act"). The Health Care Reform Act requires referring physicians under Stark Law to inform patients that they may obtain certain imaging services (e.g., magnetic resonance imaging ("MRI"), computed tomography ("CT") and positron emission tomography ("PET")) or other designated health services as specified by the Secretary of the DHHS from a provider other than that physician, his or her group practice, or another physician in his or her group practice. To date, DHHS has not included radiation oncology as a service subject to this requirement.

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

        Our corporate website is www.21co.com and we make available copies of our filings under the Exchange Act, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q , Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our website, free of charge, under the heading "SEC Filings", as soon as reasonably practicable after such material is filed or furnished to the SEC. The information contained on the website is not part of this Annual Report on Form 10-K/A and is not incorporated into this Annual Report on Form 10-K/A by reference.

Item 1A.    Risk Factors

        You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K/A, including our consolidated financial statements and the related notes, in evaluating our company and our business. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In such a case, you may lose all or part of your original investment.

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

        We received two Civil Investigative Demands ("CIDs"), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the DOJ pursuant to the False Claims Act. The CIDs requested information concerning allegations that we knowingly billed for services that were not medically necessary and focused on Gamma services (which are dosimetry calculations performed during the course of radiation therapy). The CIDs cover the period from January 1, 2009 to the present. Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and Gamma services. Our total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for Gamma services from January 1, 2009 to December 31, 2014 are approximately $68.4 million. The dispute involved the training protocols of certain staff in the utilization of Gamma and was limited to early implementation and start-up activities at new facility locations across the country. We have not recorded any liability for this matter as of December 31, 2014.

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

        Our compensation and other financial arrangements with physicians are governed by the federal Stark Law. We rely on certain exceptions to the Stark Law, including those covering employees and in-office ancillary services, and the exclusion of certain requests by radiation oncologists for radiation therapy services from the definition of "referral." Under our ICC model, we have relationships with non-radiation oncology physicians such as medical oncologists, surgeons and urologists that are members of a group practice with our radiation oncologists and we rely on the Stark Law group practice definition and rules with respect to such relationships.

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

        Certain states, including California, Massachusetts, Michigan, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in California, Massachusetts, Michigan, Nevada, New York and North Carolina operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2012, 2013 and 2014, $132.8 million, $131.9 million and $139.5 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $551.0 million, $575.7 million and $799.0 million, respectively, from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on any basis, including on the basis of state laws prohibiting the corporate practice of medicine, nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

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

        Our international subsidiaries accounted for $79.3 million, $82.3 million and $91.2 million or 11.4%, 11.3% and 9.0%, of our revenues for the years ended December 31, 2012, 2013 and 2014, respectively.

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

        In July 2014, Argentina and the holdout creditors failed to reach an agreement on the restructuring of this debt. As a result, the Argentine government was prohibited from making certain bond payments. The full consequences of this on Argentina's political and economic landscape, and on the Company, are still unclear. We cannot provide any assurance that inflation, fluctuations in the value of the peso, the implementation of additional foreign currency restrictions and/or other future economic, social and political developments in Argentina resulting from this current Argentine sovereign debt crisis or the difficult economic conditions that currently exist in Argentina, over which we have no control, will not adversely affect our business, financial condition or results of operations, including our ability to pay our debts at maturity.

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

        A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for approximately 48.4% and 58.8% of the total assets on our balance sheet as of December 31, 2014 and 2013, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. We have written off significant amounts of goodwill and intangible assets in the past, and any future write-off could have a material adverse effect on our financial condition and results of operations. For the year ended December 31, 2012, we wrote-off approximately $81.0 million in goodwill and leasehold improvements as a result of our interim impairment testing of our goodwill and indefinite-lived intangible assets. For the year ended December 31, 2013, there was no impairment of goodwill or intangible. For the year ended December 31, 2014, we wrote-off approximately $229.5 million in goodwill, and other investments as a result of our interim impairment testing of our goodwill.

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

        Our Florida treatment centers accounted for approximately 39%, 39% and 45% of our freestanding radiation revenues during the years ended December 31 2012, 2013 and 2014, respectively. Our treatment centers are also concentrated in the states of California and North Carolina, which accounted for approximately 13.0% and 5.9%, respectively, of our freestanding radiation revenues for the year ended December 31, 2014. This concentration makes us particularly sensitive to regulatory requirements in those locations, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee- splitting, corporate practice of medicine, antitrust, licensing and certificates of need, as well as economic and other conditions which could impact us. If our treatment centers in these states are adversely affected by changes in regulatory, economic or other conditions, our revenue and profitability may decline.

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

        We received two Civil Investigative Demands ("CIDs"), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the DOJ pursuant to the False Claims Act. The CIDs requested information concerning allegations that we knowingly billed for services that were not medically necessary and focused on Gamma services (which are dosimetry calculations performed during the course of radiation therapy). The CIDs cover the period from January 1, 2009 to the present. Among other information requests, the CIDs request certain documents and information related to the administration of radiation therapy; selection of various radiation therapies and Gamma services. Our total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for Gamma services from January 1, 2009 to December 31, 2014 are approximately $68.4 million. The dispute involved the training protocols of certain staff in the utilization of Gamma and was limited to early implementation and start-up activities at new facility locations across the country. We have not recorded a liability for this matter as of December 31, 2014.

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

Equity Compensation Plan Information

        The following table lists the number of securities of 21CI available for issuance as of December 31, 2014 under the 21CI equity-based incentive plan, as amended. For a description of the plan, please see note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

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

        As further described in Note 14 to our consolidated financial statements, the Series A Preferred Stock is mandatorily convertible into common stock, par value $0.01 per share, of the Company upon the occurrence of a qualifying initial public offering of the Company or a qualifying merger, in each case at the conversion prices set forth in the Certificate of Designations of Series A Convertible Preferred Stock (the "Certificate of Designations"). The Series A Preferred Stock also becomes convertible on the tenth anniversary of issuance at the option of either the Company or CPPIB. Absent a qualifying initial public offering or qualifying merger, the conversion price shall be determined upon appraisal.

Repurchases of Equity Securities

        Neither the Company nor 21CI repurchased any equity securities during 2014.

Item 6.    Selected Financial Data (Restated)

        The selected consolidated financial data presented below should be read in conjunction with "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8, Consolidated Financial Statements and Supplementary Data," included elsewhere in this Form 10-K/A. We have restated certain consolidated financial data presented in this Form 10-K/A as of, and for, the years ended, December 31, 2014, 2013 and 2012. The restatement reflects adjustments related to revenue recognition, medical malpractice, EHR incentive income, restatement tax impacts and other items identified by management, as further described in Note 2, "Restatement of Previously Issued Consolidated Financial Statements," included in "Part II—Item 8—Consolidated Financial Statements and Supplemental Data."

        As discussed in the Explanatory Note to this Form 10-K/A, we are restating our audited consolidated financial statements for the fiscal years ended December 31, 2014, 2013 and 2012, and the information below with respect to such fiscal years to reflect the adjustments made as part of such restatement. In addition, we have determined that errors existed in the Company's previously issued financial statements for the fiscal years ended December 31, 2011 and 2010.

(in thousands):	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013	Year ended December 31, 2014
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statements of Operations and Comprehensive Loss Data:	(2)	(2)	(1)	(1)	(1)
Net patient service revenue	$535,913	$635,640	$683,781	$707,616	$938,488
Management fees	—	—	—	11,139	67,012
Other revenue	7,782	7,298	9,299	10,168	12,682

Total revenues	543,695	642,938	693,080	728,923	1,018,182
Salaries and benefits	282,302	326,782	372,656	409,352	545,025
Medical supplies	43,027	51,838	61,589	64,640	97,367
Facility rent expenses	27,885	33,375	39,802	45,565	63,111
Other operating expenses	27,103	33,992	38,988	45,629	61,784
General and administrative expenses	65,698	82,020	83,314	107,395	135,819
Depreciation and amortization	46,346	54,024	64,814	65,096	86,583
Provision for doubtful accounts	8,831	16,117	16,916	12,146	19,253
Interest expense, net	58,505	60,656	77,494	86,747	113,279
Electronic health records incentive income	—	—	—	—	(93)
Fair value adjustment of earn-out liability	—	—	1,219	130	1,627
Loss on sale of assets of a radiation treatment center	1,903	—	—	—	—
Gain on the sale of an interest in a joint venture	—	—	—	(1,460)	—
Loss on the sale/disposal of property and equipment	733	235	748	336	119
Loss on sale leaseback transaction	—	—	—	313	135
Loss on investments	—	250	—	—	—
Gain on fair value adjustment of previously held equity interest	—	(234)	—	—	—
Loss on foreign currency transactions	—	84	241	1,138	678
Loss (gain) on foreign currency derivative contracts	—	672	1,165	467	(4)
Early extinguishment of debt	10,947	—	4,473	—	8,558
Impairment loss	97,916	360,639	81,021	—	229,526
Equity initial public offering expenses	—	—	—	—	4,905
Fair value adjustment of embedded derivative	—	—	—	—	837

Total expenses	671,196	1,020,450	844,440	837,494	1,368,509
Loss before income taxes and equity interest loss in joint ventures	(127,501)	(377,512)	(151,360)	(108,571)	(350,327)
Income tax (benefit) expense	(12,810)	(26,635)	3,477	(23,068)	2,319

Loss before equity in net loss of joint ventures	(114,691)	(350,877)	(154,837)	(85,503)	(352,646)
Equity in net earnings/(loss) of joint ventures	1,001	(1,036)	(817)	(454)	(50)

Net loss	(113,690)	(351,913)	(155,654)	(85,957)	(352,696)
Net income attributable to noncontrolling interests	(1,698)	(3,475)	(3,053)	(1,838)	(4,595)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(115,388)	$(355,388)	$(158,707)	$(87,795)	$(357,291)

Balance Sheet Data (at end of period):
Cash and cash equivalents	13,977	9,850	15,076	17,128	99,082
Working capital(3)	19,473	14,477	17,909	(189)	55,816
Total assets	1,238,976	999,781	926,782	1,130,353	1,153,444
Finance obligations	8,568	14,266	17,192	20,650	24,043
Total debt	598,831	679,033	762,368	991,666	967,121
Total equity (deficit)	506,315	172,848	9,364	(95,601)	(437,601)
Other Financial Data:
Ratio of earnings to fixed charges(4)	—	—	—	—	—
Deficiency to cover fixed charges(5)	129,193	379,318	153,586	109,934	370,791

(1)
For adjustments related to December 31, 2014, 2013, and 2012, see Note 2, Restatement of Consolidated Financial Statements, to the consolidated financial statements included in this Form 10-K/A.

(2)
Management has determined that errors existed in the Company's previously issued financial statements for the fiscal years ended December 31, 2011 and 2010. Adjustments related to those periods have been included herein.

(3)
Working capital is calculated as current assets minus current liabilities.

(4)
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

(5)
Coverage deficiency represents the amount by which earnings were insufficient to cover fixed charge.

2014, 2013, 2012, 2011 and 2010 Consolidated Financial Statements

        The effects of the restatement of the Company's Selected Financial Data are as follows:

	Year Ended December 31,
	2014			2013
(in thousands):	As Reported(1)	Adjustments	As Restated	As Reported(1)	Adjustments	As Restated
Revenues:
Net patient service revenue	$946,897	$(8,409)	$938,488	$715,999	$(8,383)	$707,616
Management fees	67,012	—	67,012	11,139	—	11,139
Other revenue	12,513	169	12,682	9,378	790	10,168

Total revenues	1,026,422	(8,240)	1,018,182	736,516	(7,593)	728,923
Salaries and benefits	545,025	—	545,025	409,352	—	409,352
Medical supplies	97,367	—	97,367	64,640	—	64,640
Facility rent expenses	63,048	63	63,111	45,565	—	45,565
Other operating expenses	61,735	49	61,784	45,629	—	45,629
General and administrative expenses	135,257	562	135,819	106,887	508	107,395
Depreciation and amortization	86,701	(118)	86,583	65,195	(99)	65,096
Provision for doubtful accounts	18,713	540	19,253	12,146	—	12,146
Interest expense, net	113,279	—	113,279	86,747	—	86,747
Electronic health records incentive income	(2,783)	2,690	(93)	(1,698)	1,698	—
Impairment loss	229,526	—	229,526	—	—	—
Early extinguishment of debt	8,558	—	8,558	—	—	—
Equity initial public offering expenses	4,905	—	4,905	—	—	—
Loss on sale leaseback transaction	135	—	135	313	—	313
Fair value adjustment of earn-out liability	1,627	—	1,627	130	—	130
Fair value adjustment of embedded derivative	837	—	837	—	—	—
Gain on the sale of an interest in a joint venture	—	—	—	(1,460)	—	(1,460)
Loss on the sale/disposal of property and equipment	—	119	119	—	336	336
Loss on foreign currency transactions	557	121	678	1,283	(145)	1,138
Loss (gain) on foreign currency derivative contracts	(4)	—	(4)	467	—	467

Total expenses	1,364,483	4,026	1,368,509	835,196	2,298	837,494

Loss before income taxes and equity interest loss in joint ventures	(338,061)	(12,266)	(350,327)	(98,680)	(9,891)	(108,571)
Income tax expense (benefit)	5,159	(2,840)	2,319	(20,432)	(2,636)	(23,068)

Loss before equity in net loss of joint ventures	(343,220)	(9,426)	(352,646)	(78,248)	(7,255)	(85,503)
Equity in net loss of joint ventures	—	(50)	(50)	—	(454)	(454)

Net loss	(343,220)	(9,476)	(352,696)	(78,248)	(7,709)	(85,957)
Net income attributable to noncontrolling interests	(6,030)	1,435	(4,595)	(1,966)	128	(1,838)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(349,250)	$(8,041)	$(357,291)	$(80,214)	$(7,581)	$(87,795)

	Year Ended December 31,
	2012			2011
(in thousands):	As Reported(1)	Adjustments	As Restated	As Reported(1)	Adjustments	As Restated
Revenues:
Net patient service revenue	$686,216	$(2,435)	$683,781	$638,690	$(3,050)	$635,640
Other revenue	7,735	1,564	9,299	6,027	1,271	7,298

Total revenues	693,951	(871)	693,080	644,717	(1,779)	642,938
Salaries and benefits	372,656	—	372,656	326,782	—	326,782
Medical supplies	61,589	—	61,589	51,838	—	51,838
Facility rent expenses	39,802	—	39,802	33,375	—	33,375
Other operating expenses	38,988	—	38,988	33,992	—	33,992
General and administrative expenses	82,236	1,078	83,314	81,688	332	82,020
Depreciation and amortization	64,893	(79)	64,814	54,084	(60)	54,024
Provision for doubtful accounts	16,916	—	16,916	16,117	—	16,117
Interest expense, net	77,494	—	77,494	60,656	—	60,656
Electronic health records incentive income	(2,256)	2,256	—	—	—	—
Impairment loss	81,021	—	81,021	360,639	—	360,639
Early extinguishment of debt	4,473	—	4,473	—	—	—
Equity initial public offering expenses	—	—	—	—	—	—
Loss on sale leaseback transaction	—	—	—	—	—	—
Fair value adjustment of earn-out liability	1,219	—	1,219	—	—	—
Fair value adjustment of embedded derivative	—	—	—	—	—	—
Gain on fair value adjustment of previously held equity interest	—	—	—	(234)	—	(234)
Loss on the sale/disposal of property and equipment	—	748	748	—	235	235
Loss on foreign currency transactions	339	(98)	241	106	(22)	84
Loss on investments	—	—	—	250	—	250
Loss (gain) on foreign currency derivative contracts	1,165	—	1,165	672	—	672

Total expenses	840,535	3,905	844,440	1,019,965	485	1,020,450

Loss before income taxes and equity interest loss in joint ventures	(146,584)	(4,776)	(151,360)	(375,248)	(2,264)	(377,512)
Income tax expense (benefit)	4,545	(1,068)	3,477	(25,365)	(1,270)	(26,635)

Loss before equity in net loss of joint ventures	(151,129)	(3,708)	(154,837)	(349,883)	(994)	(350,877)
Equity in net loss of joint ventures	—	(817)	(817)	—	(1,036)	(1,036)

Net loss	(151,129)	(4,525)	(155,654)	(349,883)	(2,030)	(351,913)
Net income attributable to noncontrolling interests	(3,079)	26	(3,053)	(3,558)	83	(3,475)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(154,208)	$(4,499)	$(158,707)	$(353,441)	$(1,947)	$(355,388)

	Year Ended December 31,
	2010
(in thousands):	As Reported(1)	Adjustments	As Restated
Revenues:
Net patient service revenue	$535,913	$—	$535,913
Other revenue	8,050	(268)	7,782

Total revenues	543,963	(268)	543,695
Salaries and benefits	282,302	—	282,302
Medical supplies	43,027	—	43,027
Facility rent expenses	27,885	—	27,885
Other operating expenses	27,103	—	27,103
General and administrative expenses	65,798	(100)	65,698
Depreciation and amortization	46,346	—	46,346
Provision for doubtful accounts	8,831	—	8,831
Interest expense, net	58,505	—	58,505
Loss on sale of assets of a radiation treatment center	1,903	—	1,903
Loss on the sale/disposal of property and equipment	—	733	733
Early extinguishment of debt	10,947	—	10,947
Impairment loss	97,916	—	97,916

Total expenses	670,563	633	671,196

Loss before income taxes and equity interest loss in joint ventures	(126,600)	(901)	(127,501)
Income tax expense (benefit)	(12,810)	—	(12,810)

Loss before equity in net loss of joint ventures	(113,790)	(901)	(114,691)
Equity in net income of joint ventures	—	1,001	1,001

Net loss	(113,790)	100	(113,690)
Net income attributable to noncontrolling interests	(1,698)	—	(1,698)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(115,488)	$100	$(115,388)

        The table below summarizes the effects of the cumulative Restatement adjustments on previously reported net loss for the years ended December 31, 2014, 2013, and 2012, with the adjustments categorized by the nature of the error (in thousands):

	2014	2013	2012
Net loss, as reported	$(343,220)	$(78,248)	$(151,129)
Revenue recognition:
MDL revenue	(8,190)	(8,597)	(2,221)
Other revenues	(219)	214	(214)

Total revenue recognition	(8,409)	(8,383)	(2,435)
Medical malpractice	(148)	(255)	(913)
EHR incentive income	(2,690)	(1,698)	(2,256)
Other adjustments	(781)	174	143

Net, pre-tax, impact of adjustments	(12,028)	(10,162)	(5,461)
Restatement tax impacts	2,552	2,453	936

Net, after-tax, impact of adjustments	(9,476)	(7,709)	(4,525)

Net loss, as restated	$(352,696)	$(85,957)	$(155,654)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated)

        The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this Form 10-K/A. This section of this Form 10-K/A contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as "expect," "anticipate," "plan," "believe," "seek," "estimate," "intend," "future" and similar expressions to identify forward-looking statements. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled "Risk Factors." You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K/A.

        As discussed below and in "Item 8. Financial Statements and Supplementary Data and Notes to the Consolidated Financial Statements—Note 2—Restatement of the Consolidated Financial Statements," we have restated our previously issued audited consolidated financial statements for the fiscal years ended December 31, 2014, 2013 and 2012 and our unaudited condensed quarterly periods for the fiscal years 2014 and 2013. Accordingly, the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below has been revised for the effects of the restatement.

        The following discussion and analysis addresses the results of our operations which are based upon the consolidated financial statements included herein, which have been prepared in accordance with U.S. GAAP. This discussion should be read in conjunction with "Forward-Looking Statements" and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K/A. This discussion and analysis also addresses our liquidity, financial condition and other matters.

Restatement of Previously Issued Consolidated Financial Statements

        As described further below and herein, this Form 10-K/A reflects the restatement of our consolidated financial statements as of and for each of the years ended December 31, 2014, 2013 and 2012. The restatement of the Original Form 10-K reflected in this Amendment corrects errors principally related to:

MDLLC

        MDL Argentina, the largest component of MDLLC, represented approximately 75% of the total revenue of MDLLC in fiscal year ended December 31, 2014. MDL Argentina recognized revenue prior to obtaining substantive evidence that the related services had been rendered. As these revenue recognition practices are not in accordance with US GAAP, MDL Argentina restated revenue by deferring revenue recognition on all of its revenue until the services had been rendered which generally occurs upon invoicing (negotiations, as applicable, with the insurance company are also complete at invoicing). Accordingly, Management has determined that, net patient revenue should be recognized at invoicing to the insurer. As a result of the adjustments to the amounts of revenue recognized during each period and certain other account receivable reconciliation issues identified, the receivables recognized during each period were also appropriately adjusted.

Medical Malpractice

        The Company determined that its medical malpractice liabilities had errors which occurred due to not including an actuarial estimate of estimated future case development that was required in addition to the case reserves established for open reported claims and certain physicians that were incorrectly excluded from the medical malpractice liabilities estimate, for which the Company is at risk. The

Company also corrected the improper classification of the medical malpractice liability between short term liabilities and long term liabilities on the consolidated balance sheets.

EHR Incentive Income

        The Company became aware that the core measures required for attestation to CMS were not supported with the underlying medical records for the Company's employed physicians. As a result, EHR incentive income was improperly recognized as a result of which payments previously received will be refunded to CMS. The Company corrected incentive income to properly reflect the amounts earned during the respective periods including recognizing the refund payable.

Other Adjustments

        The Company has also made other adjustments to correct other errors in various financial statement line items for the following reasons:

  •
  Foreign currency translation matters—The Company analyzed the use of the U.S. dollar as the functional currency for its entities in the Dominican Republic and Guatemala since their respective acquisition dates. It was determined that errors occurred due to incorrectly using the US dollar as the functional currency as opposed to the local currency and has recorded correcting entries to adjust the foreign currency translation accordingly.

  •
  Purchase accounting matters—The Company has made certain adjustments to goodwill recognized as a result of purchase price accounting and valuation adjustments related to acquisitions of SFRO and MDLLC. The Company has also corrected the classification of line items as a result of these acquisitions from property, plant and equipment to other assets.

  •
  Inventory and Other assets—The Company has corrected the classification of spare parts previously classified as inventory to other assets as the spare parts do not meet the definition of inventory under ASC 330-10-20.

  •
  Preferred stock issuance—The Company has made certain adjustments related to the issuance of its preferred stock. Specifically, the Company has corrected the basis of accretion of discount on issuance, the amortization of issuance costs, and the recognition of dividends on the preferred stock issuance.

  •
  Tax adjustments—The Company recorded certain tax adjustments to reflect the impacts of the Restatement and to correct errors related to its tax provision including accruals for uncertain tax positions.

This Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments. See Note 2 to our consolidated financial statements, which accompany the financial statements in Item 8 of this Form 10-K/A, for further detail regarding the restatement adjustments. In addition, for further information regarding the matters leading to the restatement and related findings refer to our disclosure controls and procedures and internal control over financial reporting, within Part II, Item 9A, "Controls and Procedures" of this Amendment.

Classification Errors

        In connection with the Restatement, the Company has corrected classification errors of certain amounts in its historical, as reported, consolidated balance sheets, statement of operations and comprehensive loss, cash flows, and statement of changes in equity as of and for the years ended December 31, 2014, 2013 and 2012 and the quarters ended March 31, June 30 and September 30, 2014 and 2013 (unaudited). The classification corrections alone did not affect its net income on its historical, as reported, consolidated financial statements. Below is a summary of the classification corrections:

  •
  The classification of as reported valuation allowance for taxes was corrected from current to non-current.

  •
  The classification of as reported current tax payable was corrected from receivable to payable by jurisdiction.

  •
  The classification of as reported SFRO Non-Controlling Interest was corrected from redeemable to non-redeemable.

  •
  The classification of as reported cash was corrected to restricted cash.

  •
  The classification of as reported property plant and equipment was corrected to other assets.

  •
  The classification of as reported inventory was corrected to other assets.

The Company's historical, as reported, consolidated cash flow statements have been adjusted to conform to these classification corrections.

Management Review

        Management reviewed and concluded that errors existed in the Company's previously issued financial statements with respect to the fiscal years ended December 31, 2014, 2013, and 2012, and our unaudited condensed quarterly periods for the fiscal years 2014 and 2013. In addition, other errors have been identified in the Company's previously issued consolidated financial statements for the fiscal years ended December 31, 2011, and 2010, for which the Company is including restated financial information for the fiscal years ended December 31, 2011, and 2010 in the "Selected Financial Data" table of this Form 10-K/A. Adjustments prior to January 1, 2012 have been recognized as a cumulative adjustment to beginning retained earnings in the consolidated statements of changes in shareholders' equity included in the consolidated financial statements contained herein.

        As part of the process of completing our Restatement, we have adopted and implemented the appropriate GAAP accounting treatment for our business. We evaluated the facts and circumstances that resulted in accounting errors and related control deficiencies, and we have initiated remediation efforts to address the material weaknesses in our control environment that were identified by management during the Restatement. See "Remediation of Material Weakness in Internal Control Over Financial Reporting" in Item—9A—Controls and Procedures.

        Additional information, including the adjustments required to correct the errors in the consolidated financial statements as a result of completing the Restatement, is described in Note 2, Restatement of Previously Issued Consolidated Financial Statements, in "Part II—Item 8—Financial Statements and Supplementary Data." Accordingly, this MD&A reflects the effects of the Restatement.

        As set forth in more detail below, the restatement of the Company's consolidated financial statements included in this Form 10-K/A decreased total revenues by $8.2 million, $7.6 million and $0.9 million in 2014, 2013 and 2012, respectively. The net loss increased by $9.5 million, $7.7 million and $4.5 million in 2014, 2013 and 2012, respectively. The opening retained deficit and total shareholders' deficit at January 1, 2012 was increased by $3.8 million and $4.5 million, respectively.

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

  •
  healthcare reform.

Results of Operations

        The following summary results of operations data are qualified in their entirety by reference to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes, included in this Annual Report on Form 10-K/A, and other financial information included in this Annual Report on Form 10-K/A.

Years Ended December 31, 2012, 2013 and 2014

        For the year ended December 31, 2014, our total revenues grew by approximately 39.7%, over the prior year, while our total revenues for the year ended December 31, 2013 grew by approximately 5.2% over the prior year. For the years ended December 31, 2014, 2013, and 2012, we had total revenues of $1,018.2 million, $728.9 million and $693.1 million, respectively.

        For the years ended December 31, 2014, 2013, and 2012, net patient service revenue comprised 92.2%, 97.1% and 98.7%, respectively, of our total revenues. In states where we employ radiation oncologists, we derive our net patient service revenue through fees earned from the provision of the professional and technical component fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations.

        In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation" ("ASC 810"), we consolidate the operating results of certain of the professional corporations for which we provide administrative services into our own operating results. In 2014, 2013 and 2012, 14.9%, 18.6% and 19.4%, respectively, of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

        In our net patient service revenue for the years ended December 31, 2014, 2013, and 2012, revenue from the professional-only component of radiation therapy and revenue from our ICC physician practices, comprised approximately 31.2%, 30.1%, and 28.7%, respectively, of our total revenues.

        Management fees are recorded at the amount earned by us under the management services agreements. Services rendered by the respective physician groups are billed by us, as the exclusive billing agent of the physician groups, to patients, third-party payors, and others. For the years ended December 31, 2014 and 2013, management fees comprised 6.6% and 1.5%, respectively of our total revenues. These management fees are as a result of the OnCure transaction, which closed on October 25, 2013.

        For the years ended December 31, 2014, 2013, and 2012, other revenue comprised approximately 1.2%, 1.4% and 1.3%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, gain and losses from sale/disposal of medical equipment, equity interest in net earnings/losses of unconsolidated joint ventures and income for equipment leased by joint venture entities.

        The following table summarizes key operating statistics of our results of operations for the periods presented:

	Years Ended December 31,			Years Ended December 31,
United States	2012	2013	% Change	2013	2014	% Change
Number of treatment days	255	255	0.0%	255	255	0.0%
Total RVUs—freestanding centers	11,483,600	11,615,189	1.1%	11,615,189	15,919,121	37.1%
RVUs per day—freestanding centers	45,034	45,550	1.1%	45,550	62,428	37.1%
Percentage change in RVUs per day—freestanding centers—same store basis	(6.3)%	(3.5)%		(3.5)%	(0.4)%
Total treatments—freestanding centers	493,330	546,951	10.9%	546,951	796,067	45.5%
Treatments per day—freestanding centers	1,935	2,145	10.9%	2,145	3,122	45.5%
Percentage change in revenue per treatment freestanding centers—same store basis	(3.9)%	(6.2)%		(6.2)%	2.5%
Percentage change in treatments per day freestanding centers—same store basis	2.0%	4.3%		4.3%	2.6%
Percentage change in freestanding revenues same store basis	(2.1)%	(2.2)%		(2.2)%	5.1%

Total radiation oncology cases completed*	19,885	21,928	10.3%	21,928	31,440	43.4%

Revenue per radiation oncology case	$19,921	$19,058		$19,058	$18,749
Treatment centers—freestanding (global)	121	155	28.1%	155	169	9.0%
Treatment centers—hospital / other groups (global)	5	8	60.0%	8	11	37.5%

Total treatment centers	126	163	29.4%	163	180	10.4%

Days sales outstanding at quarter end	34	38		38	37
United States
Net patient service revenue (global)—professional services only (in thousands)	$199,097	$219,721		$219,721	$318,047
Net patient service revenue (global)—excluding physician practice expense (in thousands)	$683,781	$722,786		$722,786	$1,027,411

*
Total cases completed represents a count of patients that have completed their course of treatment. Total case counts are based on legacy and acquired clinical systems.

        The following table summarizes key operating statistics of our results of operations for our international operations for the periods presented:

	(Restated)			(Restated)
	Years Ended December 31,			Years Ended December 31,
International	2012	2013	% Change	2013	2014	% Change
Total number of new cases	15,229	16,090	5.7%	16,090	17,756	10.4%

Revenue per radiation oncology case	$5,209	$5,111		$5,111	$5,138

International

        Comparison of the Years Ended December 31, 2013 and 2014.    MDLLC's total revenues increased $8.9 million, or 10.8%, from $82.3 million to $91.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Total revenue was positively impacted by $2.2 million of revenue from the acquisition of a center in Guatemala City, Guatemala in January 2014, growth in cases and an improvement in treatment mix, and less depreciation in the Argentine Peso as compared to the same period in 2013. Case growth increased by 1,666 or 10.4% during the period. The trend toward more clinically-advanced treatments, which require more time to complete, continued during the period with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments versus 2D treatments as compared to the same period in 2013.

        Facility gross profit increased $5.9 million, or 14.4% from $41.0 million to $46.9 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Facility-level gross profit as a percentage of total revenues increased to 51.4% from 49.8%. Increases in facility rent, and incremental depreciation expense relating to our continued growth and investment in Latin America, expenses incurred related to construction of two new centers, one which opened in October 2014 in the Dominican Republic and one which is anticipated to open in the first half of 2015 in Mexico, as well as local inflation was offset by flat physician compensation and modest growth in salaries and benefits and medical supplies.

        Comparison of the Years Ended December 31, 2012 and 2013.    MDLLC's total revenues increased $3.0 million, or 3.8%, from $79.3 million to $82.3 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Total revenue was positively impacted by $0.6 million of revenue from the start-up of a new Center in Argentina in August 2012, growth in treatments and an improvement in treatment mix from our November, 2011 acquisition in Argentina, growth in treatments and overall service mix improvements at our Argentina, El Salvador, and our centers in the Dominican Republic, and improved capitated pricing in Argentina, offset by the impact of a greater depreciation in the Argentine Peso versus the same period in 2012. Case growth increased by 861 or 5.7% during the period. The trend toward more clinically-advanced treatments which require more time to complete continued during the period with an increase in the number of higher-revenue IMRT/IGRT treatments and 3D treatments vs. 2D treatments as compared to the same period in 2012.

        Facility gross profit decreased $0.7 million, or 1.6% from $41.7 million to $41.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Facility-level gross profit as a percentage of total revenues decreased to 49.8% from 52.5%. Margins were impacted by growth in IMRT and 3-D cases, and improved pricing for capitated cases in Argentina, offset by higher depreciation and amortization relating to our continued growth and investment in Latin America, local inflation in Argentina, and higher facility rent expense.

        The following table presents summaries of results of operations for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands). This information has been derived from the consolidated statements of operations and comprehensive loss included elsewhere in this Annual Report on Form 10-K/A.

	Years ended December 31,
	2014		2013		2012
	(Restated)		(Restated)		(Restated)
Revenues:
Net patient service revenue	$938,488	92.2%	$707,616	97.1%	$683,781	98.7%
Management fees	67,012	6.6	11,139	1.5	—	—
Other revenue	12,682	1.2	10,168	1.4	9,299	1.3

Total revenues	1,018,182	100.0	728,923	100.0	693,080	100.0
Expenses:
Salaries and benefits	545,025	53.5	409,352	56.2	372,656	53.8
Medical supplies	97,367	9.6	64,640	8.9	61,589	8.9
Facility rent expenses	63,111	6.2	45,565	6.3	39,802	5.7
Other operating expenses	61,784	6.1	45,629	6.3	38,988	5.6
General and administrative expenses	135,819	13.3	107,395	14.7	83,314	12.0
Depreciation and amortization	86,583	8.5	65,096	8.9	64,814	9.4
Provision for doubtful accounts	19,253	1.9	12,146	1.7	16,916	2.4
Interest expense, net	113,279	11.1	86,747	11.9	77,494	11.2
Electronic health records incentive income	(93)	—	—	—	—	—
Impairment loss	229,526	22.5	—	—	81,021	11.7
Early extinguishment of debt	8,558	0.8	—	—	4,473	0.6
Equity initial public offering expenses	4,905	0.5	—	—	—	—
Loss on sale leaseback transaction	135	—	313	—	—	—
Fair value adjustment of earn-out liability	1,627	0.2	130	—	1,219	0.2
Fair value adjustment of embedded derivative	837	0.1	—	—	—	—
Gain on the sale of an interest in a joint venture	—	—	(1,460)	(0.2)	—	—
Loss on the sale/disposal of property and equipment	119	—	336	—	748	0.1
Loss on foreign currency transactions	678	0.1	1,138	0.2	241	—
Loss (gain) on foreign currency derivative contracts	(4)	—	467	0.1	1,165	0.2

Total expenses	1,368,509	134.4	837,494	115.0	844,440	121.8

Loss before income taxes and equity interest loss in joint ventures	(350,327)	(34.4)	(108,571)	(15.0)	(151,360)	(21.8)
Income tax expense (benefit)	2,319	0.2	(23,068)	(3.2)	3,477	0.5

Loss before equity in net loss of joint ventures	(352,646)	(34.6)	(85,503)	(11.8)	(154,837)	(22.3)
Equity in net loss of joint ventures	(50)	—	(454)	(0.1)	(817)	(0.1)

Net loss	(352,696)	(34.6)	(85,957)	(11.9)	(155,654)	(22.4)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(4,595)	(0.5)	(1,838)	(0.3)	(3,053)	(0.4)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(357,291)	(35.1)%	$(87,795)	(12.2)%	$(158,707)	(22.8)%

Comparison of the Years Ended December 31, 2013 and 2014

Revenues

        Total revenues.    Total revenues increased by $289.3 million, or 39.7%, from $728.9 million in 2013 to $1,018.2 million in 2014. Total revenue was positively impacted by $272.4 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2013 and 2014 through the acquisition of several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island and the acquisition of physician radiation practices in Argentina, California, Guatemala, Florida, Indiana, North Carolina, Mexico and the opening of three de novo centers as follows:

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

        Revenue from CMS for the 2014 Physician Quality Reporting System ("PQRS") program increased approximately $0.1 million and revenues in our existing local markets and practices increased by approximately $16.8 million.

Expenses

        Salaries and benefits.    Salaries and benefits increased by $135.6 million, or 33.1%, from $409.4 million in 2013 to $545.0 million in 2014. Salaries and benefits as a percentage of total revenues decreased from 56.2% in 2013 to 53.5% in 2014. Additional staffing of personnel and physicians due to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014 contributed $130.0 million to our salaries and benefits. In December 2013, we implemented a new equity-incentive plan, which decreased stock compensation by approximately $0.5 million in 2014. For existing practices and centers within our local markets, salaries and benefits increased $6.1 million due to increased salaries related to our physician liaison program and the expansion of our senior management team and increases in severance payments for terminated employees due to a reduction in workforce and incurred severance payments to certain executives offset by decreases in our compensation arrangements with certain radiation oncologists.

        Medical supplies.    Medical supplies increased by $32.8 million, or 50.6%, from $64.6 million in 2013 to $97.4 million in 2014. Medical supplies as a percentage of total revenues increased from 8.9%

in 2013 to 9.6% in 2014. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $27.4 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. In our remaining practices and centers in existing local markets, medical supplies increased by approximately $5.4 million. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

        Facility rent expenses.    Facility rent expenses increased by $17.5 million, or 38.5%, from $45.6 million in 2013 to $63.1 million in 2014. Facility rent expenses as a percentage of total revenues decreased from 6.3% in 2013 to 6.2% in 2014. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $17.7 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. Facility rent expense in our remaining practices and centers in existing local markets decreased by approximately $0.2 million.

        Other operating expenses.    Other operating expenses increased by $16.2 million or 35.4%, from $45.6 million in 2013 to $61.8 million in 2014. Other operating expense as a percentage of total revenues decreased from 6.3% in 2013 to 6.1% in 2014. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $15.3 million of the increase was related to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. Approximately $0.9 million increase relates to equipment rental expense relating to medical equipment refinancing.

        General and administrative expenses.    General and administrative expenses increased by $28.4 million or 26.5%, from $107.4 million in 2013 to $135.8 million in 2014. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues decreased from 14.7% in 2013 to 13.3% in 2014. The net increase of $28.4 million in general and administrative expenses was due to an increase of approximately $19.1 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. In addition, there were increases of approximately $11.9 million related to expenses associated with note-holder negotiations and management of liquidity, approximately $0.3 million related to expenses for consulting services for the CMS 2014 fee schedule, approximately $1.6 million in our remaining practices and treatments centers in our existing local markets offset by decreases in approximately $3.8 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, approximately $0.3 million in litigation settlements with certain physicians and legal and consulting costs associated with the Medicare diagnostic matter and approximately $0.4 million in our rebranding initiatives.

        Depreciation and amortization.    Depreciation and amortization increased by $21.5 million or 33.0%, from $65.1 million in 2013 to $86.6 million in 2014. Depreciation and amortization expense as a percentage of total revenues decreased from 8.9% in 2013 to 8.5% in 2014. The change in depreciation and amortization was due to an increase of approximately $23.5 million relating to our development and expansion in several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina and Rhode Island and the acquisitions of treatment centers in new and existing local markets during the latter part of 2013 and 2014. An increase in capital expenditures related to our investment in advanced radiation treatment technologies and software maintenance in certain local markets increased our depreciation and amortization by approximately $1.4 million offset by a decrease of approximately $3.4 million in amortization of certain non-compete agreements.

        Provision for doubtful accounts.    The provision for doubtful accounts increased by $7.2 million, or 58.5%, from $12.1 million in 2013 to $19.3 million in 2014. The provision for doubtful accounts as a percentage of total revenues increased from 1.7% in 2013 to 1.9% in 2014. As a result of our recent acquisitions, we continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self pay patients, automated insurance rebilling, focused escalation process for claims in Medical Review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

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

        Electronic health records incentive income.    The American Recovery and Reinvestment Act of 2009 provides for incentive payments for Medicare eligible professionals who are meaningful users of certified EHR technology. We account for EHR incentive payments utilizing the gain contingency model. Pursuant to the gain contingency model, we recognize EHR incentive payments when the specified meaningful use criteria have been satisfied, as all contingencies in estimating the amount of the incentive payments to be received are resolved. For the year ended December 31, 2014 and 2013, we recognized approximately $0.1 million and $0.0 million, respectively of EHR revenues.

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

        Early extinguishment of debt.    We incurred approximately $8.6 million from the early extinguishment of debt as a result of the prepayment of the Term A Loan, Term B Loan, MDLLC Credit Agreement, Note Purchase Agreement (each as defined below), and certain capital leases, which included the write-offs of $2.1 million in deferred financing costs, $2.7 million in original issue discount costs, and $3.8 million in pre-payment penalties, including $0.3 million paid to Theriac Management Investments, LLC ("Theriac") (a related party real estate entity owned by certain of the Company's directors and officers) pursuant to the Note Purchase Agreement.

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

        Fair value adjustment of earn-out liability.    On October 25, 2013, we completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from our senior secured credit facility and the issuance of $82.5 million in senior secured notes of OnCure, which accrue interest at a rate of 11.75% per annum and mature January 15, 2017, of which $7.5 million included in other long-term liabilities in the consolidated balance sheets, is subject to escrow arrangements and will be released to holders upon satisfaction of certain conditions (the "earn out payment"). The Company recorded an estimated earn out payment at the time of the closing of the transaction. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due on December 31, 2015, and is payable through the issuance of the 11.75% senior secured notes. At December 31, 2013, we estimated the fair value of the contingent earn out liability and increased the liability due to the holders to approximately $7.6 million. We recorded the $0.1 million to expense in the fair value adjustment of earn-out liability caption in the consolidated statements of operations and comprehensive loss. At December 31, 2014, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller by approximately $0.8 million, which is recorded to expense in the fair value adjustment of earn-out liabilities caption in the consolidated statements of operations and comprehensive loss.

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

        Fair value adjustment of embedded derivative and other financial instruments.    Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of a qualifying initial public offering or a qualifying merger, we will execute and deliver to CPPIB a Warrant Agreement (the "Warrant Agreement") and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share. The warrants expire on the tenth anniversary of the date of issuance. We evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. The Company determined the fair value of the embedded derivative to be, and recorded approximately $15.0 million as of September 30, 2014. As of December 31, 2014 we estimated the fair value of the embedded derivative to be approximately $15.8 million. The $0.8 million change in fair value of the embedded derivative is recorded to expense in the fair value adjustment of embedded derivative caption in the consolidated statements of operations and comprehensive loss.

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

        Income taxes.    Our effective tax rate was (0.7)% in fiscal 2014 and 21.2% in fiscal 2013. The change in the effective rate in 2014 compared to the same period of the year prior is primarily due to the favorable effect of the OnCure purchase price adjustments on the valuation allowance booked against our net deferred tax assets in 2013 and by the release of previously recorded reserves related to US federal, state and international tax issues and the recording of a noncash impairment charge relating to goodwill in the U.S. domestic reporting segment of $229.5 million during 2014. As a result, on an absolute dollar basis, the expense for income taxes changed by $25.4 million from the income tax benefit of $23.1 million in 2013 to an income tax expense of $2.3 million in 2014.

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

        Net loss.    Net loss increased by $266.7 million, from $86.0 million in net loss in 2013 to $352.7 million net loss in 2014. Net loss represents 11.9% of total revenues in 2013 and 34.6% of total revenues in 2014.

Comparison of the Years Ended December 31, 2012 and 2013

Revenues

        Total revenues.    Total revenues increased by $35.8 million, or 5.2%, from $693.1 million in 2012 to $728.9 million in 2013. Total revenue was positively impacted by $59.4 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2012 and 2013 through the acquisition of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, Rhode Island and the acquisition of physician radiation practices in Arizona, California, Florida, Indiana, North Carolina, Mexico and the opening of two de novo centers and two hospital professional services arrangements transitioned to freestanding as follows:

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

        Revenue from CMS for the 2013 PQRS program decreased approximately $0.6 million and revenues in our existing local markets and practices decreased by approximately $23.0 million. The decrease in revenue in our existing local markets is predominately due to the reductions in RVUs for many of our treatment codes effective with the 2013 Physician Fee Schedule, one less treatment day and treatment declines for prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. The decrease was partially offset by increased managed care pricing and organic growth.

Expenses

        Salaries and benefits.    Salaries and benefits increased by $36.7 million, or 9.8%, from $372.7 million in 2012 to $409.4 million in 2013. Salaries and benefits as a percentage of total revenues increased from 53.8% in 2012 to 56.2% in 2013. Additional staffing of personnel and physicians due to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013 contributed $30.8 million to our salaries and benefits. In June 2012, we implemented a new equity-incentive plan, which provided stock compensation of $3.3 million in 2012 as compared to $0.6 million in 2013. For existing practices and centers within our local markets, salaries and benefits increased $8.6 million due increased salaries related to our physician liaison program and the expansion of our senior management team offset by decreases in our compensation arrangements with certain radiation oncologists.

        Medical supplies.    Medical supplies increased by $3.0 million, or 5.0%, from $61.6 million in 2012 to $64.6 million in 2013. Medical supplies as a percentage of total revenues remained constant at 8.9% in 2012 and 2013. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $4.5 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013. In our remaining practices and centers in existing local markets, medical supplies decreased by approximately $1.5 million as certain chemotherapy drugs are administered through hospital settings under physician practice arrangements. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

        Facility rent expenses.    Facility rent expenses increased by $5.8 million, or 14.5%, from $39.8 million in 2012 to $45.6 million in 2013. Facility rent expenses as a percentage of total revenues increased from 5.7% in 2012 to 6.3% in 2013. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $6.0 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013. In March 2012, we paid approximately $0.4 million to terminate a lease for our Beverly Hills, California office we closed in March 2011. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.1 million.

        Other operating expenses.    Other operating expenses increased by $6.6 million or 17.0%, from $39.0 million in 2012 to $45.6 million in 2013. Other operating expense as a percentage of total revenues increased from 5.6% in 2012 to 6.3% in 2013. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $4.7 million of the increase was related to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013. Approximately $1.8 million relates to equipment rental expense relating to the equipment refinancing closed in September 2012. In our remaining practices and centers in existing local markets other operating expenses increased approximately $0.1 million.

        General and administrative expenses.    General and administrative expenses increased by $24.1 million or 28.9%, from $83.3 million in 2012 to $107.4 million in 2013. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 12.0% in 2012 to 14.7% in 2013. The net increase of $24.1 million in general and administrative expenses was due in part to an increase of approximately $7.9 million relating to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013. In addition, there was an increase of approximately $2.0 million related to expenses for consulting services for the CMS 2013/2014 fee schedule, $11.5 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, $4.7 million relating to an estimated loss contingency reserve, $0.3 million in our rebranding initiatives to 21st Century Oncology trade name, offset by a decrease of approximately $1.0 million in litigation settlements with certain physicians and a decrease of approximately $1.3 million in our remaining practices and treatments centers in our existing local markets.

        Depreciation and amortization.    Depreciation and amortization increased by $0.3 million or 0.4%, from $64.8 million in 2012 to $65.1 million in 2013. Depreciation and amortization expense as a percentage of total revenues decreased from 9.4% in 2012 to 8.9% in 2013. The change in depreciation and amortization was due to an increase of approximately $5.6 million relating to our development and expansion of several urology, medical oncology and surgery practices in Arizona, California, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island as well as the acquisitions of treatment centers in existing and new local markets during the latter part of 2012 and 2013. A decrease of approximately $3.7 million in amortization of our trade name and a decrease of approximately $1.4 million predominately due to the refinancing of certain medical equipment leases with a financial institution in September 2012 classified as prepaid rent. In our remaining practices and centers in existing local markets depreciation and amortization decreased approximately $0.2 million.

        Provision for doubtful accounts.    The provision for doubtful accounts decreased by $4.8 million, or 28.2%, from $16.9 million in 2012 to $12.1 million in 2013. The provision for doubtful accounts as a percentage of total revenues decreased from 2.4% in 2012 to 1.7% in 2013. We continued to reduce our provision for doubtful accounts as we made progress in improving the overall collection process, including centralization of the prior authorization process, with a standardization process supporting peer to peer justification of medical necessity, improvements in payment posting timeliness, electronic submission of documentation to Medicare carriers, Medicaid eligibility retro scrubbing of self-pay patients, automated insurance rebilling, focused escalation processes for claims in medical review with insurers, collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service. These actions have resulted in improved collections and lower bad debt expense as a percentage of total revenues.

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

        Early extinguishment of debt.    In May 2012, we incurred approximately $4.5 million from the early extinguishment of debt as a result of the prepayment of the $265.4 million senior secured credit facility—Term Loan B and prepayment of $63.0 million senior secured credit facility—revolving credit portion, which included the write-offs of $3.7 million in deferred financing costs and $0.8 million in original issue discount costs.

        Fair value adjustment of earn-out liability.    On March 1, 2011, we purchased the remaining 67% interest in MDLLC and its subsidiaries, resulting in an ownership interest of approximately 91% in the underlying radiation oncology practices located in South America, Central America, Mexico and the Caribbean. We also purchased an additional 61% interest in Clinica de Radioterapia La Asuncion S.A., resulting in an ownership interest of 80%. The Company recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets, is due 18 months subsequent to the transaction closing, and is payable through Company financing and issuance of equity units. At December 31, 2012, we estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.4 million. We recorded the $1.2 million to expense in the fair value adjustment caption in the consolidated statements of operations and comprehensive loss.

        On November 4, 2011, we purchased an 80% interest in an operating entity, which operates 1 radiation treatment center in Argentina; an 80% interest in another operating entity, which operates 3 radiation treatment centers in Argentina; and a 96% interest in an operating entity, which operates 1 radiation treatment center in Argentina. In November 2012, we exercised our purchase option to purchase the remaining interest for approximately $1.4 million and recorded the adjustment of $0.2 million to the purchase option as an expense in the fair value adjustment of the noncontrolling interests—redeemable in the consolidated statements of operations and comprehensive loss.

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

        Impairment loss.    During the third quarter of 2012, we completed an interim impairment test for goodwill and indefinite-lived intangible assets as a result of our review of growth expectations and the release of the final rule issued on the physician fee schedule for 2013 by CMS on November 1, 2012, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers as well as the changes in treatment patterns and volumes in prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. In performing this test, we assessed the implied fair value of our goodwill and intangible assets. As a result, we recorded an impairment loss of approximately $66.6 million during the third quarter of 2012 primarily relating to goodwill impairment in certain of our reporting units, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida of approximately $66.5 million. In addition, during the third quarter of 2012, an impairment loss of approximately $0.1 million was recognized related to the impairment of certain leasehold improvements of a planned radiation treatment facility office relocation in Monroe, Michigan in the Northeast U.S. region.

        During the fourth quarter of 2012, we completed our annual impairment test for goodwill and indefinite-lived intangible assets. In performing this test, we assessed the implied fair value of our goodwill and intangible assets. As a result, we recorded an impairment loss of approximately $14.4 million during the fourth quarter of 2012 primarily relating to goodwill impairment in certain of our reporting units, including Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), and Southwest Florida of approximately $14.1 million. In addition, during the fourth quarter of 2012, an impairment loss of approximately $0.1 million was recognized related to the impairment of certain leasehold improvements in the Delmarva Peninsula local market and approximately $0.2 million related to a consolidated joint venture in the Central Maryland local market.

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

        Income taxes.    Our effective tax rate was 21.2% for 2013 and (2.3)% in 2012. The change in the effective rate in 2013 compared to the same period of the year prior is primarily due to the favorable effect of the OnCure purchase price adjustments on the valuation allowance booked against our net deferred tax assets. The fiscal year 2012 tax rate was also impacted by the income tax benefit associated with the termination of the interest rate swap in the first quarter and by the recording of a noncash impairment charge relating to goodwill in the U.S. domestic reporting segment of $80.7 million. As a result, on an absolute dollar basis, the expense for income taxes changed by $26.6 million from the income tax expense of $3.5 million in 2012 to an income tax benefit of $23.1 million in 2013.

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

        Net loss.    Net loss decreased by $69.7 million, from $155.7 million in net loss in 2012 to $86.0 million net loss in 2013. Net loss represents 22.4% of total revenues in 2012 and 11.9% of total revenues in 2013.

Liquidity and Capital Resources

        We are highly leveraged. As of December 31, 2014, we had $967.1 million of long-term debt outstanding. We have experienced and continue to experience losses from operations. We reported a net loss of approximately $352.7 million, $86.0 million, and $155.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Cash Flows From Operating Activities

        Net cash provided by operating activities for the years ended December 31, 2012 was $16.6 million. Net cash used in operating activities for the years ended December 31, 2013 and 2014 was $11.0 million and $14.8 million, respectively.

        Net cash used in operating activities increased by $3.8 million from $11.0 million in 2013 to $14.8 million in 2014 predominately due to management of our vendor payables and increased cash flow related to our OnCure and SFRO transactions. In June 2014, we recorded a preliminary impairment loss of approximately $182.0 million as a result of us experiencing some liquidity issues after terminating our previously planned initial public offering. We finalized our goodwill impairment for step two of the process as of September 30, 2014 and recorded an additional $46.3 million in goodwill impairment and $1.2 million in impairment related to our write-off of our 33.6% investment interest in NY Proton. As a result of NY Proton's continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, we are required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party.

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

        Net cash used in operating activities decreased by $27.6 million from $16.6 million in cash provided by operating activities in 2012 to $11.0 million in cash used in operating activities in 2013 predominately due to a decrease in cash flow due to the reductions in RVUs for many of our treatment codes effective with the 2013 physician fee schedule and increased interest costs. On May 10, 2012, we issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017. We used the proceeds to repay our existing senior secured revolving credit facility and the Term Loan B portion of our senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with the new Revolving Credit Facility, and to pay related fees and expenses. We continue to see improvements in our cash collections from our accounts receivable with our days sales outstanding improving from 34 days to 31 days.

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

Cash Flows From Investing Activities

        Net cash used in investing activities for 2012, 2013, and 2014 was $57.8 million, $118.5 million, and $113.8 million, respectively.

        Net cash used in investing activities decreased by $4.7 million from $118.5 million in 2013 to $113.8 million in 2014. In 2014, net cash used in investing activities was impacted by approximately $50.2 million in the acquisition of medical practices. On February 10, 2014, we purchased a 65% equity interest in SFRO for approximately $65.5 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of a new $60 million term loan facility, $2.0 million seller financing note, and $7.9 million of term loans to refinance existing SFRO debt. In addition, we reflected approximately $11.7 million as restricted cash relating to the SFRO existing debt and an indemnity escrow for the determination of the final purchase price as well as recording $11.1 million as a contingent earn out payment. On April 21, 2014, we purchased the assets of a radiation oncology practice located in Boca Raton, Florida for approximately $0.4 million plus the assumption of approximately $2.7 million of debt. During 2014, we purchased approximately $56.6 million in property and equipment. We have one of the most technically-advanced radiation equipment platforms in the industry. A significant portion of this spend is for growth related projects. This includes the upgrade of technology and equipment at the legacy OnCure centers to expand capacity as well as add SRS capacity, and MDLLC's growth.

        Net cash used in investing activities increased by $60.7 million from $57.8 million in 2012 to $118.5 million in 2013. In 2013, net cash used in investing activities was impacted by approximately $0.8 million in cash paid for the assets of several physician practices in Arizona, New Jersey and North Carolina, and approximately $17.7 million in cash paid for the assets of five radiation oncology practices and a urology group located in Lee and Collier Counties in Southwest Florida in May 2013. In June 2013, we contributed our Casa Grande, Arizona radiation physician practice and approximately $5.0 million to purchase a 55.0% interest in a joint venture. In June 2013, we entered into a "stalking horse" investment agreement to acquire OnCure upon effectiveness of its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code for approximately $125.0 million, (excluding capital leases, working capital and other adjustments). The purchase price included $42.5 million in cash and up to $82.5 million in assumed debt ($7.5 million of assumed debt will be released assuming certain OnCure centers achieve a minimum level of EBITDA). We funded an initial deposit of approximately $5.0 million into an escrow account subject to the working capital adjustments.

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

        Historically, our capital expenditures have been primarily for equipment, leasehold improvements and information technology equipment. Total capital expenditures, inclusive of amounts financed through capital lease arrangements, outstanding accounts payable relating to the acceptance and delivery of medical equipment and exclusive of the purchase of radiation treatment centers, were $37.9 million, $43.7 million and $77.3 million in 2012, 2013 and 2014, respectively. Historically, we have funded our capital expenditures with cash flows from operations, borrowings under our senior secured credit facilities and borrowings under lease lines of credit.

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

        The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement at December 31, 2014		Level at December 31, 2014
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$186.4 million

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

        For further information on our critical and other significant accounting policies, see Note 2, Restatement of Consolidated Financial Statements, and Note 4, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K/A.

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

Net Patient Service Revenue and Allowances for Contractual Discounts

        The Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition ("ASC 605"). Accordingly, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. MDL Argentina recognizes revenue at invoicing when it cannot conclude that criteria (ii) or (iii) have been met at an earlier point.

        Generally with respect to net patient service revenue the above criteria is met when services are provided and revenue is reported at the estimated net realizable amount from patients, third-party payers and others for services rendered. The differences between our established billing rates and governmental fee schedules or third-party payer negotiated rates are accounted for as contractual adjustments, which are deducted from gross charges to arrive at net patient service revenue. We must estimate contractual adjustments to prepare the consolidated financial statements. The Medicare and Medicaid regulations and third-party payer contracts under which these contractual adjustments must be calculated are complex and subject to interpretation and adjustment. We estimate the contractual adjustments on a payer class basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process by management. Adjustments to previous reimbursement estimates are accounted for as contractual adjustments and reported in the periods that such adjustments become known.

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

        During the years ended 2012, 2013, and 2014, approximately 45%, 45%, and 42% , respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

        During the third quarter of 2012 we recognized goodwill impairment of approximately $66.6 million as a result of the final rule issued on the Physician Fee Schedule for 2013 by CMS on November 1, 2012, which included certain rate reductions on Medicare payments to freestanding radiation oncology providers as well as the changes in treatment patterns and volumes in prostate cancer as a result of the slowing rate of men diagnosed and referred to treatment regimens, as a result of the Preventative Services Task Force report issued in May 2012 recommending against routine PSA screenings for healthy men, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment. During the fourth quarter of 2012 we incurred an impairment loss of approximately $14.4 million. Approximately $14.1 million relating to goodwill impairment in certain of our reporting units and approximately $0.1 million related to the impairment of certain leasehold improvements in the Delmarva Peninsula local market and approximately $0.2 million related to a consolidated joint venture in the Central Maryland local market. There was no goodwill impairment recorded for the year ended December 31, 2013.

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

Income Taxes

        We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, "Income Taxes" ("ASC 740"), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2012, we determined that the valuation allowance was approximately $82.6 million, consisting of $70.7 million against federal deferred tax assets and $11.9 million against state deferred tax assets. This represented an increase of $37.9 million over the prior year. For the year ended December 31, 2013, we determined that the valuation allowance should be $96.9 million, consisting of $86.9 million against federal deferred tax assets and $10.0 million against state deferred tax assets. This represented an increase of $14.3 million in valuation allowance. For the year ended December 31, 2014, we determined that the valuation allowance should be $181.7 million, consisting of $161.2 million against federal deferred tax assets and $20.5 million against state deferred tax assets. This represents an increase of $84.8 million in valuation allowance.

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

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for all affected entities. As a result, ASU 2014-09 is effective for us beginning January 1, 2018. We intend to adopt the new guidance on January 1, 2018 and are currently evaluating the potential impact of this guidance.

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

Item 8.    Financial Statements and Supplementary Data (Restated)

        Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report, which is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures (Restated)

        This Item 9A includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Annual Report as Exhibits 31.1 and 31.2.

Overview

        As previously announced on March 24, 2016 our Board of Directors determined that it would be necessary for us to restate our consolidated financial statements. The Board of Directors made this determination following consultation with and upon the recommendation of the Audit Committee of the Board of Directors, management and Deloitte & Touche LLP. Refer to "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, Restatement of Previously Issued Consolidated Financial Statements, included in "Part II—Item 8—Consolidated Financial Statements and Supplementary Data" for a more detailed description of the financial statement restatement.

        Notwithstanding the existence of the material weaknesses described below, we believe that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

        In connection with the preparation of the Original Form 10-K in March 2015, the Company's management, under the supervision time and with the participation of the Chief Executive Officer and the current Principal Financial Officer (who is currently our SVP, Assistant Treasurer, Controller and Chief Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.

        Based upon that evaluation, our President and Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective (excluding the internal controls of SFRO).

        Subsequent to the evaluation made in connection with the filing of the Original Form 10-K in March 2015 and in connection with the preparation and filing of the above-described restatement and this Form 10-K/A, our management, with the participation of our President and Chief Executive Officer and our current Chief Financial Officer (who was not employed by the Company at the time of the filing of the Original Form 10-K), re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2014.

Management's Report on Internal Control over Financial Reporting

        Management, under the supervision of our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        In connection with the preparation and filing of the Original Form 10-K in March 2015, the Company's management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based upon the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This framework highlights that the control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Management's evaluation did not include an assessment of the effectiveness of internal control over financial reporting for SFRO, which the Company acquired effective February 10, 2014. SFRO represented approximately $191.0 million of the Company's consolidated total assets as of December 31, 2014 and approximately $135.6 million of the Company's consolidated total revenues during the year ended December 31, 2014. Based on its evaluation, the Company's management concluded at that time that, as of December 31, 2014, the Company's internal control over financial reporting, excluding the internal controls of SFRO, was effective based on the COSO criteria.

        In connection with the preparation and filing of the above-described restatement and this Form 10-K/A, the Company's management, including our President and Chief Executive Officer and our current Chief Financial Officer (who was not employed by the Company at the time of the filing of the Original Form 10-K), has re-evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 (excluding SFRO).

        As a result of the errors that were identified, we determined that there was a material weakness in the control environment. In addition, the material weakness in the control environment contributed to material weaknesses at the control-activity level, as we did not:

  •
  have a sufficient complement of personnel with an appropriate level of knowledge, experience, and oversight commensurate with our financial reporting requirements to ensure proper selection and application of GAAP;

  •
  design and maintain adequate procedures or effective review and approval controls over the accurate recording of revenues and related accounts receivables in MDLLC, our Latin America operations;

  •
  design and maintain adequate procedures or effective review and approval controls over the accurate reporting, including the use of appropriate technical accounting expertise, when recording complex or non-routine transactions such as those involving self-insured medical malpractice programs, purchase accounting, embedded derivatives, accounting and reporting for the SFRO acquisition (including classification of non-controlling interests), CPPIB transactions and related embedded derivatives, foreign currency translations, and functional currency determinations for foreign operations;

  •
  design and maintain adequate procedures or effective controls related to our regulatory compliance monitoring procedures and oversight over compliance/regulatory affairs matters; specifically, the scope of our compliance work programs and procedures did not address all relevant risks to the organization, including procedures to test for the medical necessity;

  •
  design and maintain adequate procedures or effective controls to test that the meaningful use criteria was successfully met and maintained in order for the Company to recognize EHR incentive income under the gain contingency model as prescribed by ASC 450;

  •
  design and maintain procedures or effective controls to ensure effective communication and coordination within the Company on compliance related matters;

  •
  design and maintain adequate oversight over the accounting department of foreign operations including internal controls required to mitigate risks of material misstatement.

  •
  design and maintain procedures or effective controls to ensure adequate oversight over the information technology (IT) organization to maintain effective information technology general controls (access and program change controls) which are required to support automated controls and IT functionality; and

  •
  integrate and maintain (i) appropriate segregation of duties over cash, (ii) adequate access controls with regard to financial applications, and (iii) adequate controls over the processing of expenditures, including payroll expense. Each of these items is specific to the integration of SFRO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's internal controls were not subject to attestation by our independent registered public accounting firm pursuant to an exemption for issuers that are not "large accelerated filers" nor "accelerated filers" set forth in Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.

Remediation of Material Weakness in Internal Control Over Financial Reporting

        Management is committed to the planning and implementation of remediation efforts to address the material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are either implemented or in process of being implemented, are intended to both address the identified material weaknesses and to enhance our overall financial control environment.

        As part of this commitment, we are implementing an internal audit program that will take into account the nature of our business and the geographies in which we conduct it. We are also updating our code of conduct, and all our employees will be required to annually acknowledge their commitment to adhering to its provisions. We have improved our Compliance Hotline to provide an anonymous and confidential process for reporting any suspected violations of federal or state law and regulations, Company policies and procedures, or our Code of Conduct.

        We are in the process of developing a plan for remediation of the ineffective internal control over financial reporting described above. In addition, we have designed and plan to implement, and in some cases have already implemented, the specific remediation initiatives described below:

        More specifically to date we have implemented the following remediation activities:

  •
  adopted new accounting policies including improved documentation and communication for revenue recognition, medical malpractice liability and other complex accounting areas;

  •
  engaged an external team of experienced senior finance and accounting consultants to: (i) review, analyze and enhance our consolidated financial statement close and reporting processes, (ii) perform testing and evaluation of the Company's internal controls, and (iii) assist the Company in designing and implementing additional financial reporting controls and financial reporting control enhancements;

  •
  appointed experienced professionals to key leadership positions, such as the hiring of a new Chief Financial Officer in fiscal year 2015;

  •
  completed the implementation of a more robust contract governance structure to assure appropriate administration, compliance and accounting treatment for new or amended contract terms;

  •
  revised and improved a formal delegation of authority from the Board of Directors;

  •
  engaged compliance experts to conduct an evaluation of our compliance program and a compliance risk assessment to identify opportunities to improve the existing compliance program. The evaluation encompassed a comprehensive review of the infrastructure and operations of the enterprise-wide compliance program, including an evaluation of the compliance program activities at physician practices in our various geographic regions;

  •
  updated our code of conduct and established a process whereby all of our employees will be required to annually acknowledge their commitment to adhering to its provisions;

  •
  outsourced our compliance hotline to a third-party expert to enhance the anonymous and confidential process for reporting any suspected violations of federal or state law and regulations, the Company's policies and procedures, or the Company's code of conduct;

  •
  reviewed, updated, developed and implemented written policies and procedures regarding the operation of the Company's compliance program;

  •
  reviewed, updated, developed and implemented written policies and procedures regarding proper billing, coding and claims submission;

  •
  developed an updated and comprehensive compliance training program for employees, contractors involved in patient care, coding or billing, and the Board of Directors;

  •
  established a program to enhance internal coding audits and the processes and procedures for responding to the results of those audits;

  •
  established a Board Compliance and Quality Committee charged with oversight of the compliance and regulatory functions;

  •
  implemented an annual certification process requiring management employees to attest that their areas of responsibility are in compliance with applicable laws, regulations and internal policies and procedures; and

  •
  established a Regulatory Affairs Department charged with responsibility for our meaningful use process, including oversight and testing of compliance with criteria prior to submitting attestations.

        Management believes that meaningful progress has been made against remaining remediation efforts and successful completion is an important priority. Remaining remediation activities include:

  •
  restructuring key revenue, cost, billing system and related reimbursement accounting policies and processes in Latin America;

  •
  restructuring certain accounting functions and organizational structures to enhance accurate reporting and ensure appropriate accountability;

  •
  integrating the SFRO revenue cycle and practice management system platform into our revenue cycle systems;

  •
  hiring additional accounting, finance, internal audit, compliance, and information technology personnel with appropriate backgrounds and skill sets;

  •
  establishing additional programs to provide appropriate accounting and controls training to financial, operational and corporate executives on an ongoing basis;

  •
  expanding and enhancing our financial reporting systems to facilitate more robust analysis of operating performance, budgeting and forecasting;

  •
  enhancing communication and monitoring processes and the appropriate documentation of such to ensure the Audit Committee's effectiveness in executing its oversight responsibilities;

  •
  implementing controls and procedures to improve processes and communications around non-routine or complex transactions;

  •
  enhancing operational guidelines and oversight over general IT controls to ensure the proper development and implementation of applications, integrity of programs and data, and computer operations;

  •
  strengthening our current disclosure committee with formalized processes to enhance the transparency of our external financial reporting; and

  •
  continuing improvements to our compliance monitoring and reporting programs.

        Management believes the measures, when fully implemented and operational, will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and intend to continue to review and improve our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to implement other initiatives to address control deficiencies or determine to modify, or in appropriate circumstances, not complete, certain of the remediation measures described above.

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

        We are in the process of developing and implementing a remediation plan to address the material weaknesses related to the SFRO integration. The remediation actions that are expected to be taken include the following:

  •
  Integration of the revenue cycle and practice management system platform to our current revenue cycle systems;

  •
  Centralization of the cash management process and consolidation on bank accounts and banking transactions; and

  •
  Centralization of vendor payments and processes to our current payment process systems.

Other than as described above, there has been no change in our internal control over financial reporting that occurred during the year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

        The Company's management team, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. As noted herein, management has identified material weaknesses in our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

21st Century Oncology Holdings, Inc.'s Executive Officers, Directors and Key Employees

Name	Age	Position
Daniel E. Dosoretz, M.D.	62	Chief Executive Officer and Director
Alejandro Dosoretz	56	President and Chief Executive Officer of Medical Developers Cooperatief U.A. B.V. and Vidt Centro Medico
Constantine A. Mantz, M.D.	46	Chief Medical Officer
LeAnne M. Stewart	51	Chief Financial Officer
Gary Delanois	62	Senior Vice President, United States Operations
Joseph Biscardi	46	Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer
James L. Elrod, Jr.	60	Chairman of the Board of Directors
Robert L. Rosner	55	Director
Erin L. Russell	41	Director
Scott Lawrence	41	Director
Christian Hensley	41	Director
Howard M. Sheridan, M.D.	70	Director
Robert W. Miller	74	Director
William R. Spalding	57	Director

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

        LeAnne M. Stewart joined the Company as the Chief Financial Officer in September, 2015. She previously served as Chief Financial Officer of CRC Health Group, Inc. ("CRC"), a private equity sponsored behavioral health organization, from July 2011 to February 2015. In February 2015, CRC was sold to a strategic buyer. Previously, Ms. Stewart was Senior Vice President and Chief Financial Officer of Granite Construction Incorporated from 2008 to 2010. From 1999 through 2007, Ms. Stewart held various roles at Nash Finch Company, including Senior Vice President and Chief Financial Officer from 2004 to 2007 and Vice President and Corporate Controller from 2000 to 2004. She was a Trustee for the College of St. Benedict from 2005 until 2014 and continues to serve as an ad hoc committee member. Ms. Stewart began her career at Ernst & Young in 1987, the same year that she became a Certified Public Accountant. Ms. Stewart became a Certified Management Accountant in 1992. She received a B.A. in Accounting from the College of St. Benedict in 1987 and an M.B.A. in Business Administration from the Wharton School at the University of Pennsylvania in 1997.

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

        Robert L. Rosner has been a member of our Board of Directors since February 2012 and the Chairman of our Board of Directors since October 2014. Mr. Rosner was a founding partner of Vestar in 1988 and currently serves as Co-President of the firm. Prior to founding Vestar, Mr. Rosner was with the Management Buyout Group at The First Boston Corporation. Mr. Rosner is currently a director of Institutional Shareholder Services, Inc., Triton Container International Limited, Tervita Corporation, and was previously a director of Seves S.p.a. until October 2014, Group OGF until October 2013, AZ Electronic Materials S.A. until November 2010, and Sunrise Medical, Inc. until December 2012. He serves as a member of the Graduate Executive Board of The Wharton School and is a Trustee of The Lawrenceville School. Mr. Rosner received a B.A. in Economics from Trinity College and an MBA with Distinction from The Wharton School at the University of Pennsylvania. Mr. Rosner's collective board experience, financial experience, history in governance matters and diverse personal background led to the conclusion that Mr. Rosner should serve as a director of the Company.

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

        Howard M. Sheridan, M.D. is one of our founders and has served as a director since 1988. Dr. Sheridan planned and developed our first radiation treatment center. Prior to joining us, Dr. Sheridan served as President of the medical staff at Southwest Florida Regional Medical Center as well as chairman of the Department of Radiology. Dr. Sheridan currently serves as Chairman of Edison Bancshares, Inc. He previously served on the Advisory Board of Southeast Bank, N.A., and also served as a founding Director and member of the Executive Compensation and Loan Committee of Heritage National Bank from 1989 until September 1996, when Heritage was acquired by SouthTrust Corporation. Dr. Sheridan has practiced interventional radiology and diagnostic radiology in Fort Myers, Florida from 1975 until accepting the chairmanship in April 2004. Dr. Sheridan is a member of the American Medical Association, the Florida Medical Association and the American College of Radiology. Dr. Sheridan is the Vice President of 21st Century C.A.R.E., a non-profit dedicated to cancer patient assistance, research and education. Dr. Sheridan serves as Chairman of the Tulane Medical School's Board of Governors. He graduated from Tulane Medical School and completed his residency at the University of Colorado Medical Center. Dr. Sheridan is board certified by the American Board of Radiology and the American Board of Nuclear Medicine. Dr. Sheridan's board experience, years of experience in the healthcare industry, particularly in radiation oncology and with the Company, as well as his familiarity with all aspects of its business since its founding led to the conclusion that Dr. Sheridan should serve as a director of the Company.

        Robert W. Miller joined the Board in December 2015 and previously served as a director of QuadraMed Corporation, from 2003 to 2010, where he was a member of the Audit Committee and the Chairman of the Compensation Committee, and as a director of Sonic Innovation, from 2006 to 2010, where he was a member of the Audit Committee and chairman of the Nominating and Governance Committee. Mr. Miller served on the Nonprofit Board of Directors of Grady Memorial Hospital in Atlanta, Georgia, where he served as Chairperson of its Audit Committee, from 2008 to 2014. In addition, he has served as an Adjunct Professor of Law at Emory University School of Law and Editor-in-Chief of the Journal of Health and Life Sciences Law. Mr. Miller has a B.A. from the University of Georgia and an LL.B. from Yale Law School.

        William R. Spalding joined the Board in May 2016 and has served in a number of roles for PharMEDium Healthcare Holdings, Inc., including the Chief Executive Officer from January 2014 until November 2015. Prior to that, Mr. Spalding also served as Executive Vice President of CVS Caremark Corporation and Caremark Rx, Inc. Mr. Spalding was also a Senior Partner at King and Spalding, LLP, where he led the Private Equity & Investment Funds Practice and was a member of the firm's management committee. In addition, Mr. Spalding has served as a board member for MedVantx Corporation, PharMEDium Healthcare Holdings, Inc., SecureWorks Corp., and Carter Presidential Center Board of Counselors. Mr. Spalding has an A.B. from Dartmouth College and a J.D. from Washington & Lee University School of Law.

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

Board Committees

        The Amended Securityholders Agreement provides for the establishment of an Executive Committee of the Board of Directors (the "Executive Committee"), which will carry out all activities of our Board of Directors to the extent permitted by applicable Delaware law. Our Board of Directors has the authority to appoint committees to perform certain management and administration functions. Our Board of Directors has also provided for an Audit Committee, a Compliance and Quality Committee, a Capital Allocation Committee and a Compensation Committee. Each committee is comprised of at least three members, one of which is designated by the Majority Preferred Holders, one of which is designated by a fund affiliated with Vestar and one of which is designated by Dr. Dosoretz, subject to certain ongoing security ownership provisions.

Executive Committee

        Messrs. Rosner, Hensley and Dr. Dosoretz serve on the Executive Committee, with Mr. Rosner serving as the Chair. The Executive Committee has and may exercise all the powers and authority of our Board of Directors in the management of the business and affairs of the Company, including to take and authorize actions that would otherwise be in the jurisdiction of our Board of Directors, except to the extent (i) such delegation of authority would not be permitted under applicable Delaware law and (ii) the power and authority is reserved to another existing committee under its existing charter. The Executive Committee did not meet during 2015 as all actions taken in the jurisdiction of the Board of Directors were taken by the approval of the full Board of Directors. The Executive Committee operates under a written charter, which was effective as of September 26, 2014.

Audit Committee

        Messrs. Elrod and Hensley and Ms. Russell serve on the Audit Committee, with Mr. Elrod serving as the Chair. The Audit Committee is responsible for reviewing and monitoring our accounting controls, related party transactions and internal audit functions and recommending to the Board of Directors the engagement of our outside auditors. The Audit Committee met sixteen times during 2015. The Audit Committee operates under a written charter, which was amended and restated effective as of February 10, 2015. Our Board of Directors has determined that each of its members is financially literate. However, as we are privately held and controlled by affiliates of Vestar, our Board of Directors has determined that it is not necessary to designate one or more of its Audit Committee members as an "audit committee financial expert" at this time.

Compliance and Quality Committee

        Messrs Miller, Elrod, and Hensley serve on the Compliance and Quality Committee. The Compliance and Quality Committee is responsible for overseeing, monitoring and evaluating the

Company's compliance and quality assurance systems and initiatives. The committee also reviews and monitors the systems in place to maintain and identify deviations from the Company's compliance standards, including matters related to compliance with federal health care program requirements and other compliance obligations. The Compliance and Quality Committee did not meet during 2015. The Compliance and Quality Committee operates under a written charter, which was effective as of December 14, 2015.

Capital Allocation Committee

        Ms. Russell, Mr. Hensley and Dr. Dosoretz serve on the Capital Allocation Committee, with Ms. Russell serving as the Chair. The Capital Allocation Committee reviews and either approves, on behalf of the Board of Directors, or recommends to the Company's Board of Directors for approval, all material expenditures related to equipment, acquisitions and de novo development, among others. The Capital Allocation Committee met sixteen times during 2015. The Capital Allocation Committee operates under a written charter, which was amended and restated effective as of September 26, 2014.

Compensation Committee

        Messrs. Rosner, Sheridan and Lawrence serve on the Compensation Committee, with Mr. Rosner serving as the Chair. The Compensation Committee reviews and either approves, on behalf of our Board of Directors, or recommends to our Board of Directors for approval, the annual salaries and other compensation of our executive officers and individual unit incentive awards. The Compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The Compensation Committee met five times during 2015. The Compensation Committee operates under a written charter, which was amended and restated effective as of September 26, 2014.

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

	Fiscal Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation	Other Annual Compensation		Total
Daniel E. Dosoretz M.D.,	2014	$1,047,690	$37,086	$—	$850,000	$179,363	(3)	$2,114,139
Chief Executive Officer and	2013	1,200,000	35,284	5,534,725	400,000	857,039	(3)	8,027,048
Director
Constantine A. Mantz, M.D.,	2014	1,730,770	283,206	—	—	180		2,014,156
Chief Medical Officer	2013	1,245,386	260,377	510,772	—	149		2,016,684
Norton L. Travis	2014	900,000	—	—	—	113,308	(4)	1,013,308
Executive Vice President	2013	900,000	—	2,284,712	—	441,958	(4)	3,626,670
and General Counsel
Bryan J. Carey	2014	527,261	—	—	—	303,323	(4)	830,584
Chief Financial Officer	2013	600,000	300,000	3,055,052	—	603,562	(4)	4,558,614

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

Executive Employment Agreement with LeAnne M. Stewart

        We entered into an executive employment agreement, dated effective as of September 14, 2015, with LeAnne M. Stewart, pursuant to which Ms. Stewart serves as Chief Financial Officer. The employment term is a three-year term beginning September 14, 2015, with up to two automatic one-year extensions thereafter, unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

        Ms. Stewart is entitled to receive an annual base salary of at least $475,000 and has the opportunity to earn an annual cash performance-based incentive bonus equal to 85% of her annual base salary, based on objectives to be defined by the Compensation Committee, beginning in 2016. Ms. Stewart was guaranteed a bonus of 40% of her base salary for 2015. The bonus amount will be earned upon completion of the performance period and payable on or before March 15 of the year following the performance period. Ms. Stewart is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We have also agreed to indemnify Ms. Stewart in connection with her capacity as an officer.

        Ms. Stewart may terminate her employment at any time for any reason. If Ms. Stewart resigns or otherwise voluntarily terminates her employment and the termination is not for "good reason" during the term of her employment (as defined in her employment agreement), she will be entitled to receive (i) her base salary and unreimbursed expenses accrued and unpaid through the date of termination, (ii) her earned and unpaid annual cash performance incentive bonus, if any, for the fiscal year prior to the termination date, (iii) any nonforfeitable benefits already earned and payable to her under the terms of any deferred compensation, pension, incentive or other benefit and perquisite plan maintained by the Company, payable in accordance with the terms of the applicable plan (collectively, the "Accrued

Compensation"). If Ms. Stewart's employment is terminated by the Company for "cause" (as defined in her employment agreement), the amount she shall be entitled to receive will be limited to the Accrued Compensation, exclusive of the payment in clause (ii) above.

        If Ms. Stewart's employment is terminated by us without "cause" or by Ms. Stewart for "good reason" (as each such term is defined in her employment agreement), or we undergo a change in control (as defined in her employment agreement), subject to her execution of a release of claims against us and her continued compliance with the restrictive covenants, and in addition to the payment of the Accrued Compensation, we are obligated to make monthly payments to Ms. Stewart for a period of 12 months after her termination date. Each monthly payment shall be equal to one-twelfth of the sum of (i) Ms. Stewart's annual base salary, as in effect at the termination date, plus (ii) the target annual performance incentive bonus, if terminated before the end of year two. After year two, the annual performance incentive bonus will be calculated based on an average of the years prior to termination date. In addition, if Ms. Stewart should elect continued Consolidated Omnibus Budget Reconciliation Act ("COBRA") coverage, we shall pay, during the period Ms. Stewart actually continues such coverage and up to a maximum of 12 months, the same percentage of monthly premium costs for COBRA continuation coverage as it pays of the monthly premium costs for medical coverage for active senior executives generally.

        If Ms. Stewart's employment terminates due to a "disability" (as defined in her employment agreement), she will be entitled to receive the Accrued Compensation, and subject to her execution of a release of claims against us and her continued compliance with the restrictive covenants, we are obligated to make monthly payments to Ms. Stewart for 12 months following her termination date, with each such payment equal to 1/12 of Ms. Stewart's annual base salary, as in effect at the termination date. If Ms. Stewart's employment terminates due to her death, her estate will be entitled to receive the Accrued Compensation, and we are obligated to make monthly payments to Ms. Stewart's estate for 12 months following her date of death, with each such payment equal to 1/12 of Ms. Stewart's annual base salary, as in effect on the date of death.

        Ms. Stewart is also subject to a covenant not to disclose our confidential information during and at any time after her employment term. During her employment term and ending 12 months after her termination date, Ms. Stewart covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Ms. Stewart breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

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

(b)
Payout value represents fair market value determined as of fiscal year-end December 31, 2014, which is $10.90 per Class M non-voting equity unit of 21CI, $0.47 per Class O non-voting equity unit of 21CI, $376.96 per Preferred unit of 21CI and $0.15 per Class A equity unit of 21CI. The Executive Bonus Pool fair market value as of fiscal year-end December 31, 2013 was $9.8 million.

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

Item 14.    Principal Accountant Fees and Services

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

To the Board of Directors and Shareholder of
21st Century Oncology Holdings, Inc.

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

        As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct misstatements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 27, 2015 (August 23, 2016, as to the effects of the restatement discussed in Note 2)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2014	December 31, 2013
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents ($7,202 and $4,414 related to VIEs)	$99,082	$17,128
Restricted cash	7,283	4,102
Accounts receivable, net ($13,799 and $14,527 related to VIEs)	121,799	105,167
Prepaid expenses ($651 and $628 related to VIEs)	8,728	7,577
Inventories ($370 and $609 related to VIEs)	3,162	2,674
Income taxes receivable ($0 and $0 related to VIEs)	4,432	2,425
Deferred income taxes ($6 and $6 related to VIEs)	1,771	3,932
Other ($403 and $47 related to VIEs)	8,291	11,731

Total current assets	254,548	154,736
Equity investments in joint ventures	1,646	2,555
Property and equipment, net ($19,051 and $17,786 related to VIEs)	269,570	239,237
Real estate subject to finance obligation	22,552	19,239
Goodwill ($54,377 and $23,970 related to VIEs)	476,559	579,875
Intangible assets, net ($12,421 and $3,319 related to VIEs)	81,385	84,742
Other assets ($6,335 and $6,035 related to VIEs)	47,184	49,969

Total assets	$1,153,444	$1,130,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($1,270 and $1,469 related to VIEs)	$62,507	$61,213
Accrued expenses ($3,534 and $4,692 related to VIEs)	88,604	64,148
Income taxes payable ($0 and $90 related to VIEs)	1,326	1,721
Current portion of long-term debt ($14 and $13 related to VIEs)	26,350	17,536
Current portion of finance obligation	433	317
Other current liabilities	19,512	9,990

Total current liabilities	198,732	154,925
Long-term debt, less current portion ($11 and $25 related to VIEs)	940,771	974,130
Finance obligation, less current portion	23,610	20,333
Embedded derivative features of Series A convertible redeemable preferred stock	15,843	—
Other long-term liabilities ($2,474 and $1,918 related to VIEs)	71,985	53,348
Deferred income taxes	4,834	7,319

Total liabilities	1,255,775	1,210,055
Series A convertible redeemable preferred stock, $0.001 par value, $1,000 stated value, 3,500,000 and -0- authorized, 385,000 and -0- issued and outstanding at December 31, 2014 and 2013, respectively	319,997	—
Noncontrolling interests—redeemable	15,273	15,899
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 and 1,028 shares authorized, 1,028 issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	634,930	650,879
Retained deficit	(1,091,449)	(734,158)
Accumulated other comprehensive loss, net of tax	(36,920)	(26,102)

Total 21st Century Oncology Holdings, Inc. shareholder's deficit	(493,439)	(109,381)
Noncontrolling interests—nonredeemable	55,838	13,780

Total deficit	(437,601)	(95,601)

Total liabilities and equity	$1,153,444	$1,130,353

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands):	2014	2013	2012
	Restated	Restated	Restated
Revenues:
Net patient service revenue	$938,488	$707,616	$683,781
Management fees	67,012	11,139	—
Other revenue	12,682	10,168	9,299

Total revenues	1,018,182	728,923	693,080
Expenses:
Salaries and benefits	545,025	409,352	372,656
Medical supplies	97,367	64,640	61,589
Facility rent expenses	63,111	45,565	39,802
Other operating expenses	61,784	45,629	38,988
General and administrative expenses	135,819	107,395	83,314
Depreciation and amortization	86,583	65,096	64,814
Provision for doubtful accounts	19,253	12,146	16,916
Interest expense, net	113,279	86,747	77,494
Electronic health records incentive income	(93)	—	—
Impairment loss	229,526	—	81,021
Early extinguishment of debt	8,558	—	4,473
Equity initial public offering expenses	4,905	—	—
Loss on sale leaseback transaction	135	313	—
Fair value adjustment of earn-out liability	1,627	130	1,219
Fair value adjustment of embedded derivative	837	—	—
Gain on the sale of an interest in a joint venture	—	(1,460)	—
Loss on the sale/disposal of property and equipment	119	336	748
Loss on foreign currency transactions	678	1,138	241
(Gain) loss on foreign currency derivative contracts	(4)	467	1,165

Total expenses	1,368,509	837,494	844,440

Loss before income taxes and equity in net loss of joint ventures	(350,327)	(108,571)	(151,360)
Income tax expense (benefit)	2,319	(23,068)	3,477

Loss before equity in net loss of joint ventures	(352,646)	(85,503)	(154,837)
Equity in net loss of joint ventures	(50)	(454)	(817)

Net loss	(352,696)	(85,957)	(155,654)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(4,595)	(1,838)	(3,053)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(357,291)	(87,795)	(158,707)
Other comprehensive loss:
Net periodic benefit cost of pension plan	(91)	—	—
Unrealized loss on derivative interest rate swap agreements, net of tax	—	—	(333)
Unrealized loss on foreign currency translation	(12,098)	(15,813)	(8,011)

Other comprehensive loss	(12,189)	(15,813)	(8,344)

Comprehensive loss:	(364,885)	(101,770)	(163,998)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable:	(3,224)	(303)	(2,216)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(368,109)	$(102,073)	$(166,214)

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands):	2014	2013	2012
	Restated	Restated	Restated
Cash flows from operating activities
Net loss	$(352,696)	$(85,957)	$(155,654)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	72,784	55,211	52,878
Amortization	13,799	9,885	11,936
Deferred rent expense	774	973	1,234
Deferred income taxes	(783)	(28,117)	(3,029)
Stock-based compensation	106	597	3,257
Provision for doubtful accounts	19,253	12,146	16,916
Loss on the sale/disposal of property and equipment	119	336	748
Loss on sale leaseback transaction	135	313	—
Impairment loss	229,526	—	81,021
Early extinguishment of debt	8,558	—	4,473
Equity initial public offering expenses	4,905	—	—
Gain on the sale of an interest in a joint venture	—	(1,460)	—
Amortization of termination of interest rate swap	—	—	958
Write-off of loan costs	—	—	525
Termination of derivative interest rate swap agreements	—	—	(972)
Loss on fair value adjustment of noncontrolling interests—redeemable	—	—	175
Loss on foreign currency transactions	348	143	33
(Gain) loss on foreign currency derivative contracts	(4)	467	1,165
Fair value adjustment of earn-out liability	1,627	130	1,219
Fair value adjustment of embedded derivative	837	—	—
Amortization of debt discount	2,483	1,191	798
Amortization of loan costs	6,277	5,595	5,434
Equity interest in net loss of joint ventures	50	454	817
Distribution received from unconsolidated joint ventures	221	21	9
Pension plan contributions	(1,587)	—	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(35,108)	(32,539)	(16,930)
Income taxes payable	(3,453)	(2,247)	(2,072)
Inventories	8	(195)	602
Prepaid expenses	3,677	4,191	3,815
Accounts payable and other current liabilities	514	29,373	(2)
Accrued deferred compensation	1,522	1,344	1,339
Accrued expenses / other current liabilities	11,321	17,124	5,952

Net cash (used in) provided by operating activities	(14,787)	(11,021)	16,645
Cash flows from investing activities
Purchase of property and equipment	(56,659)	(40,651)	(30,639)
Acquisition of medical practices	(50,245)	(68,661)	(25,861)
Restricted cash associated with medical practice acquisitions	(3,181)	(3,768)	(7)
Proceeds from the sale of equity interest in a joint venture	—	1,460	—
Proceeds from the sale of property and equipment	96	78	2,987
Loans to employees	(1,226)	(859)	(621)
Contribution of capital to joint venture entities	(620)	(992)	(714)
Purchase of noncontrolling interest—non-redeemable	—	(1,509)	(1,364)
Proceeds (payment) of foreign currency derivative contracts	26	(171)	(670)
Premiums on life insurance policies	(1,265)	(1,234)	(1,313)
Change in other assets and other liabilities	(765)	(2,212)	370

Net cash used in investing activities	(113,839)	(118,519)	(57,832)

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands):	2014	2013	2012
	Restated	Restated	Restated
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $3.4 million and $2.3 million, respectively)	169,845	306,063	448,163
Principal repayments of debt	(268,377)	(171,432)	(383,344)
Repayments of finance obligation	(278)	(182)	(109)
Proceeds from issuance of Series A convertible redeemable preferred stock	325,000	—	—
Payments of issue costs related to the issuance of preferred stock	(6,137)	—	—
Proceeds from issuance of noncontrolling interest	1,250	—	—
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	259	765	—
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(3,599)	(2,211)	(3,920)
Payments of costs for equity securities offering	(4,905)	—	—
Payments of notes receivable from shareholder	—	—	72
Payments of loan costs	(2,436)	(1,359)	(14,437)

Net cash provided by financing activities	210,622	131,644	46,425

Effect of exchange rate changes on cash and cash equivalents	(42)	(52)	(12)
Net increase in cash and cash equivalents	81,954	2,052	5,226
Cash and cash equivalents, beginning of period	17,128	15,076	9,850

Cash and cash equivalents, end of period	$99,082	$17,128	$15,076

Supplemental disclosure of cash flow information
Interest paid	$101,149	$78,750	$63,632

Income taxes paid	$7,585	$9,364	$9,120

Supplemental disclosure of non-cash transactions
Finance obligation related to real estate projects	$7,790	$7,580	$3,035

Derecognition of finance obligation related to real estate projects	$4,119	$3,940	$—

Capital lease obligations related to the purchase of equipment	$17,625	$3,054	$7,281

Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$3,049	$—	$—

Issuance of notes payable relating to the acquisition of medical practices	$2,000	$2,097	$—

Liability relating to the escrow debt and purchase price of medical practices	$2,970	$—	$—

Capital lease obligations related to the acquisition of medical practices	$47,796	$10,903	$5,746

Earn-out accrual related to the acquisition of medical practices	$11,052	$7,950	$400

Amounts payable to sellers in the purchase of a medical practice	$249	$—	$—

Costs incurred for professional fees relating to issuance of equity securities	$—	$1,323	$—

Noncash dividend declared to noncontrolling interest	$194	$77	$167

Accrued dividends on Series A convertible preferred stock	$12,683	$—	$—

Accretion of redemption value on Series A convertible preferred stock	$3,457	$—	$—

Noncash deconsolidation of noncontrolling interest	$—	$9	$—

Noncash contribution of capital by noncontrolling interest holders	$37	$4,235	$—

Termination of prepaid services by noncontrolling interest holder	$—	$2,551	$—

Issuance of notes payable relating to the earn-out liability in the acquisition of Medical Developers	$—	$2,679	$—

Issuance of equity LLC units relating to the earn-out liability in the acquisition of Medical Developers	$—	$705	$—

Issuance of senior secured notes related to the acquisition of medical practices	$—	$75,000	$—

Reserve claim liability related to the acquisition of medical practices	$—	$3,682	$—

Noncash dividend declared from unconsolidated joint venture	$—	$150	$—

Step up basis in joint venture interest	$—	$83	$—

Property and equipment related to the North Broward Hospital District license agreement	$—	$—	$4,260

Noncash redemption of Parent equity units	$—	$—	$53

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Note Receivable from Shareholder	Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Deficit			Noncontrolling interests— Nonredeemable	Total Equity
(in thousands except share amounts):	Shares	Amount
Balance, December 31, 2011	1,025	$—	$648,703	$(483,815)	$(125)	$(4,890)	$17,421	$177,294
Cumulative effect of adjustment on opening balance	—	—	—	(3,841)	—	(385)	(224)	(4,450)

Balance at January 2, 2012, as restated	1,025	—	648,703	(487,656)	(125)	(5,275)	17,197	172,844
Net (loss) income, Restated	—	—	—	(158,707)	—	—	2,445	(156,262)
Unrealized gain on interest rate swap agreement, net of tax	—	—	—	—	—	(333)	—	(333)
Foreign currency translation loss, Restated	—	—	—	—	—	(7,173)	(653)	(7,826)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	—	—	—	—	—	958	—	958
Consolidation of a noncontrolling interest, Restated	—	—	—	—	—	—	146	146
Redemption of Parent equity units	—	—	(53)	—	53	—	—	—
Stock-based compensation	—	—	3,257	—	—	—	—	3,257
Payment of note receivable from shareholder	—	—	—	—	72	—	—	72
Distributions	—	—	—	—	—	—	(3,492)	(3,492)

Balance, December 31, 2012, Restated	1,025	$—	$651,907	$(646,363)	$—	$(11,823)	$15,643	$9,364

Net (loss) income, Restated	—	—	—	(87,795)	—	—	1,964	(85,831)
Foreign currency translation loss, Restated	—	—	—	—	—	(14,279)	(1,505)	(15,784)
Issuance of equity LLC units relating to earn-out liability	3	—	705	—	—	—	—	705
Deconsolidation of a noncontrolling interest	—	—	(9)	—	—	—	9	—
Purchase price fair value of noncontrolling interest—nonredeemable	—	—	(2,404)	—	—	—	2,194	(210)
Termination of prepaid services by noncontrolling interest holder	—	—	—	—	—	—	(2,551)	(2,551)
Step up in basis of joint venture interests	—	—	83	—	—	—	—	83
Stock-based compensation	—	—	597	—	—	—	—	597
Distributions	—	—	—	—	—	—	(1,974)	(1,974)

Balance, December 31, 2013, Restated	1,028	$—	$650,879	$(734,158)	$—	$(26,102)	$13,780	$(95,601)

Net (loss) income , Restated	—	—	—	(357,291)	—	—	3,300	(353,991)
Net periodic benefit cost of pension plan	—	—	—	—	—	(91)	—	(91)
Foreign currency translation loss, Restated	—	—	—	—	—	(10,727)	(1,371)	(12,098)
Accretion of Series A convertible redeemable preferred stock	—	—	(3,457)	—	—	—	—	(3,457)
Accrued Series A convertible redeemable preferred stock dividends	—	—	(12,683)	—	—	—	—	(12,683)
Reclassification of SFRO NCI—nonredeemable, Restated	—	—	—	—	—	—	32,725	32,725
Purchase price fair value of noncontrolling interest—nonredeemable	—	—	—	—	—	—	7,816	7,816
Proceeds from issuance of noncontrolling interest—nonredeemable	—	—	85	—	—	—	1,165	1,250
Proceeds from noncontrolling interest holders—nonredeemable	—	—	—	—	—	—	296	296
Stock-based compensation	—	—	106	—	—	—	—	106
Distributions	—	—	—	—	—	—	(1,873)	(1,873)

Balance, December 31, 2014, Restated	1,028	$—	$634,930	$(1,091,449)	$—	$(36,920)	$55,838	$(437,601)

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

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements

        Within these financial statements, the Company has included the restated consolidated financial statements for the years ended December 31, 2014, 2013, and 2012 as well as the restated unaudited condensed consolidated financial statements for the interim periods in 2014, 2013, and 2012 (see Note 23), which is referred to as the Restatement. The Restatement corrects accounting errors which are discussed in detail within this footnote.

        The following is a discussion of the significant adjustments identified during the Restatement.

Revenue Recognition

MDL Revenue

        The Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition ("ASC 605"). Accordingly, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. MDL Argentina recognizes revenue at invoicing when it cannot conclude that criteria (ii) or (iii) have been met at an earlier point.

        During the fiscal years ended December 31, 2014, 2013, and 2012 MDL Argentina recognized revenue prior to obtaining substantive evidence that the related services had been rendered. As these revenue recognition practices are not in accordance with US GAAP, the Company has restated revenue by deferring revenue recognition on all of its revenue until the services had been rendered which generally occurs upon invoicing (negotiations, as applicable, with the insurance company are also complete at invoicing). Accordingly, Management has determined that, net patient revenue should be recognized at invoicing to the insurer. As a result of the adjustments to the amounts of revenue recognized during each period and certain other account receivable reconciliation issues identified, the receivables recognized during each period were also appropriately adjusted.

        See Note 4, Summary of Significant Accounting Policies.

Medical Malpractice

        The Company has determined that its medical malpractice liabilities and associated recoveries were not appropriately accounted for during the fiscal years ended December 31, 2014, 2013, and 2012 under ASC 954-605, Health Care Entities, Revenue Recognition and ASC 720, Other Expenses. Errors occurred in establishing the Company's medical malpractice liability. Our method of calculating the medical practice liability resulted in the misapplication of GAAP, which caused us to make adjustments in the restated consolidated financial statements. Specifically, adjustments to medical malpractice liabilities and associated recoveries were required for the following: (1) an actuarial estimate of estimated future case development was required in addition to the case reserves we established on a claim by claim basis for open reported claims; (2) the removal of policy limits was required for the actuarial calculation of the liability; (3) certain physicians were excluded from the valuation, for which the Company has a medical malpractice liability risk; and (4) the improper classification of the medical malpractice liability between short and long term.

        See Note 4, Summary of Significant Accounting Policies.

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

EHR Incentive Income

        The Company became aware that the core measures required for attestation to CMS were not supported with the underlying medical records for the Company's employed physicians. As a result, EHR incentive income was improperly recognized and the matter will be fully disclosed and repayments will be made to CMS. The Company corrected incentive income to properly reflect the amounts earned for the fiscal years ended December 31, 2012, 2013, and 2014, respectively.

Restatement Tax Impacts

        The Company has recorded tax adjustments to reflect the impacts of the Restatement and to correct errors related to its tax provision including accruals for uncertain tax positions.

        The Company also recorded a value added tax liability associated with intercompany charges between affiliates in Latin America.

        In addition to the above adjustments the Company has also corrected the presentation of tax matters related to leasing transactions and due diligence related matters.

        See Note 10, Income Taxes.

Other Adjustments

        The Company has also corrected errors for certain accruals and other items, each of which had a corresponding effect to various financial statement line items for the years ended December 31, 2014, 2013, and 2012. See below for a list of correcting adjustments recorded by the Company:

  •
  Foreign currency translation matters—The Company analyzed the use of the U.S. dollar as the functional currency for its entities in the Dominican Republic and Guatemala since their respective acquisition dates. It was determined that errors occurred due to incorrectly using the US dollar as the functional currency which should have been the local currency and has recorded correcting entries to adjust the foreign currency translation accordingly.

  •
  Inventory and Other assets—The Company has corrected the classification of spare parts previously classified as inventory to other assets as the spare parts do not meet the definition of inventory under ASC 330-10-20.

  •
  Purchase accounting matters—The Company made certain adjustments to goodwill recognized as a result of purchase price accounting and valuation adjustments related to acquisitions of SFRO and MDLLC. The Company has also corrected the classification of line items as a result of these acquisitions from property, plant and equipment to other assets.

    See Note 4, Summary of Significant Accounting Policies.
    See Note 7, Goodwill and Intangible Assets.
    See Note 8, Acquisitions and other arrangements.

  •
  Preferred stock issuance—The Company has made certain adjustments related to the issuance of its preferred stock. Specifically, the Company has corrected the basis of accretion of discount on issuance, the amortization of issuance costs, and the recognition of dividends.

    See Note 14, Redeemable Preferred Stock.

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

        In addition to the restatement of its consolidated financial statements, the Company has also restated the following Notes for the effects of the errors above:

  See Note 3, Liquidity.
  See Note 4, Summary of Significant Accounting Policies.
  See Note 5, Property and Equipment.
  See Note 7, Goodwill and Intangible Assets.
  See Note 8, Acquisitions and Other Arrangements.
  See Note 10, Income Taxes.
  See Note 11, Accrued Expenses.
  See Note 12, Long-term Debt.
  See Note 14, Redeemable Preferred Stock.
  See Note 15, Reconciliation of Total Equity and Noncontrolling Interests.
  See Note 18, Commitments and Contingencies.
  See Note 22, Segment and Geographic Information.

Other Matters

        Footnote 23 in the Original Form 10-K, Supplemental Consolidating Financial Information, has not been included in this Form 10-K/A as the disclosures made in the footnote are not required to be included in our SEC filings as the securities associated with the debt are not publicly registered with the SEC.

Classification Errors

        In connection with the Restatement, the Company has corrected classification errors of certain amounts in its historical, as reported, consolidated balance sheets, statement of operations and comprehensive loss, cash flows, and statement of changes in equity as of and for the years ended December 31, 2014, 2013, and 2012 and the quarters ended March 31, June 30 and September 30, 2014 and 2013 (unaudited). The classification corrections alone did not affect its net income on its historical, as reported, consolidated financial statements. Below is a summary of the classification corrections:

  •
  The classification of as reported valuation allowance for taxes was corrected from current to non-current.

  •
  The classification of as reported current tax payable was corrected from receivable to payable by jurisdiction.

  •
  The classification of as reported SFRO Non-Controlling Interest was corrected from redeemable to non-redeemable.

  •
  The classification of as reported cash was corrected to restricted cash.

  •
  The classification of as reported property plant and equipment was corrected to other assets.

  •
  The classification of as reported inventory was corrected to other assets.

The Company's historical, as reported, consolidated cash flow statements have been adjusted to conform to these classification corrections.

        The adjustments required to correct errors in the consolidated financial statements as a result of completing the Restatement are described below. The cumulative adjustments required to correct the

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

errors in the financial statements prior to the year ended December 31, 2012, are reflected in the restated statements of changes in equity (deficit) as of December 31, 2012. The cumulative effect of those adjustments increased previously reported accumulated deficit by $3.8 million as of January 1, 2012.

        The table below summarizes the effects of the Restatement adjustments on the Consolidated Balance Sheet as of December 31, 2014 and 2013 (in thousands):

	As of December 31, 2014
		Adjustments by Category
	Previously Reported	MDL Revenue	Medical Malpractice	Meaningful Use (EHR)	Restatement Tax Impact	Other	Total Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$99,167	$—	$—	$—	$—	$(85)	$(85)	$99,082
Restricted cash	7,051	—	—	—	—	232	232	7,283
Accounts receivable, net	137,807	(19,694)	—	(1,375)	—	5,061	(16,008)	121,799
Prepaid expenses	8,728	—	—	—	—	—	—	8,728
Inventories	4,526	—	—	—	—	(1,364)	(1,364)	3,162
Income taxes receivable	—	—	—	—	—	4,432	4,432	4,432
Deferred income taxes	227	—	—	—	1,544	—	1,544	1,771
Other	7,457	—	68	—	—	766	834	8,291

Total current assets	264,963	(19,694)	68	(1,375)	5,976	4,610	(10,415)	254,548
Equity investments in joint ventures	1,646	—	—	—	—	—	—	1,646
Property and equipment, net	270,757	—	—	—	—	(1,187)	(1,187)	269,570
Real estate subject to finance obligation	22,552	—	—	—	—	—	—	22,552
Goodwill	469,596	2,667	3,519	528	—	249	6,963	476,559
Intangible assets, net	81,680	—	—	—	—	(295)	(295)	81,385
Other assets	35,530	—	10,483	—	371	800	11,654	47,184

Total assets	$1,146,724	$(17,027)	$14,070	$(847)	$6,347	$4,177	$6,720	$1,153,444

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,635	$—	$—	$—	$—	$4,872	$4,872	$62,507
Accrued expenses	82,609	—	(2,386)	5,797	410	2,174	5,995	88,604
Income taxes payable	2,114	—	—	—	(788)	—	(788)	1,326
Current portion of long-term debt	26,350	—	—	—	—	—	—	26,350
Current portion of finance obligation	433	—	—	—	—	—	—	433
Other current liabilities	19,687	—	(175)	—	—	—	(175)	19,512

Total current liabilities	188,828	—	(2,561)	5,797	(378)	7,046	9,904	198,732
Long-term debt, less current portion	940,771	—	—	—	—	—	—	940,771
Finance obligation, less current portion	23,610	—	—	—	—	—	—	23,610
Embedded derivative features of Series A convertible redeemable preferred stock	15,843	—	—	—	—	—	—	15,843
Other long-term liabilities	51,079	—	20,058	—	785	63	20,906	71,985
Deferred income taxes	4,480	—	—	—	489	(135)	354	4,834

Total liabilities	1,224,611	—	17,497	5,797	896	6,974	31,164	1,255,775
Series A convertible redeemable preferred stock, $0.001 par value, $1,000 stated value, 3,500,000 authorized, 385,000 issued and outstanding at December 31, 2014	328,926	—	—	—	—	(8,929)	(8,929)	319,997
Noncontrolling interests—redeemable	49,797	—	—	—	—	(34,524)	(34,524)	15,273
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,028 issued and outstanding at December 31, 2014	—	—	—	—	—	—	—	—
Additional paid-in capital	626,001	—	—	—	—	8,929	8,929	634,930
Retained deficit	(1,067,487)	(22,251)	(3,427)	(6,644)	7,211	1,149	(23,962)	(1,091,449)
Accumulated other comprehensive loss, net of tax	(38,690)	6,212	—	—	(1,760)	(2,682)	1,770	(36,920)

Total 21st Century Oncology Holdings, Inc. shareholder's deficit	(480,176)	(16,039)	(3,427)	(6,644)	5,451	7,396	(13,263)	(493,439)
Noncontrolling interests—nonredeemable	23,566	(988)	—	—	—	33,260	32,272	55,838

Total deficit	(456,610)	(17,027)	(3,427)	(6,644)	5,451	40,656	19,009	(437,601)

Total liabilities and equity	$1,146,724	$(17,027)	$14,070	$(847)	$6,347	$4,177	$6,720	$1,153,444

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

	As of Decmember 31, 2013
		Adjustments by Category
	Previously Reported	MDL Revenue	Medical Malpractice	Meaningful Use (EHR)	Restatement Tax Impact	Other	Total Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$17,462	$—	$—	$—	$—	$(334)	$(334)	$17,128
Restricted cash	3,768	—	—	—	—	334	334	4,102
Accounts receivable, net	117,044	(15,032)	—	(1,708)	—	4,863	(11,877)	105,167
Prepaid expenses	7,577	—	—	—	—	—	—	7,577
Inventories	4,393	—	—	—	—	(1,719)	(1,719)	2,674
Income taxes receivable	—	—	—	—	2,425	—	2,425	2,425
Deferred income taxes	375	—	—	—	3,557	—	3,557	3,932
Other	12,534	—	(2,054)	—	—	1,251	(803)	11,731

Total current assets	163,153	(15,032)	(2,054)	(1,708)	5,982	4,395	(8,417)	154,736
Equity investments in joint ventures	2,555	—	—	—	—	—	—	2,555
Property and equipment, net	240,371	—	—	—	—	(1,134)	(1,134)	239,237
Real estate subject to finance obligation	19,239	—	—	—	—	—	—	19,239
Goodwill	578,013	3,485	—	—	—	(1,623)	1,862	579,875
Intangible assets, net	85,025	—	—	—	—	(283)	(283)	84,742
Other assets	39,835	—	9,054	—	245	835	10,134	49,969

Total assets	$1,128,191	$(11,547)	$7,000	$(1,708)	$6,227	$2,190	$2,162	$1,130,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,613	$—	$—	$—	$—	$3,600	3,600	$61,213
Accrued expenses	64,021	—	(2,371)	2,246	252	—	127	64,148
Income taxes payable	2,372	—	—	—	(651)	—	(651)	1,721
Current portion of long-term debt	17,536	—	—	—	—	—	—	17,536
Current portion of finance obligation	317	—	—	—	—	—	—	317
Other current liabilities	12,237	—	(2,247)	—	—	—	(2,247)	9,990

Total current liabilities	154,096	—	(4,618)	2,246	(399)	3,600	829	154,925
Long-term debt, less current portion	974,130	—	—	—	—	—	—	974,130
Finance obligation, less current portion	20,333	—	—	—	—	—	—	20,333
Other long-term liabilities	38,453	—	14,895	—	—	—	14,895	53,348
Deferred income taxes	4,498	—	—	—	2,885	(64)	2,821	7,319

Total liabilities	1,191,510	—	10,277	2,246	2,486	3,536	18,545	1,210,055
Noncontrolling interests—redeemable	15,899	—	—	—	—	—	—	15,899
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,028 shares authorized, issued, and outstanding at December 31, 2013	—	—	—	—	—	—	—	—
Additional paid-in capital	650,879	—	—	—	—	—	—	650,879
Retained deficit	(718,237)	(14,234)	(3,277)	(3,954)	4,659	885	(15,921)	(734,158)
Accumulated other comprehensive loss, net of tax	(26,393)	3,440	—	—	(918)	(2,231)	291	(26,102)

Total 21st Century Oncology Holdings, Inc. shareholder's deficit	(93,751)	(10,794)	(3,277)	(3,954)	3,741	(1,346)	(15,630)	(109,381)
Noncontrolling interests—nonredeemable	14,533	(753)	—	—	—	—	(753)	13,780

Total deficit	(79,218)	(11,547)	(3,277)	(3,954)	3,741	(1,346)	(16,383)	(95,601)

Total liabilities and equity	$1,128,191	$(11,547)	$7,000	$(1,708)	$6,227	$2,190	$2,162	$1,130,353

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

        The table below summarizes the effects of the Restatement adjustments on the Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013, 2012 (in thousands):

	Year Ended December 31, 2014
(in thousands):	Previously Reported	MDL Revenue	Medical Malpractice	EHR/ Meaningful Use	Restatement Tax Impact	Other	Total Adjustments	As Restated
Revenues:
Net patient service revenue	$946,897	$(8,190)	$—	$—	$—	$(219)	$(8,409)	$938,488
Management fees	67,012	—	—	—	—	—	—	67,012
Other revenue	12,513	—	—	—	—	169	169	12,682

Total revenues	1,026,422	(8,190)	—	—	—	(50)	(8,240)	1,018,182
Expenses:
Salaries and benefits	545,025	—	—	—	—	—	—	545,025
Medical supplies	97,367	—	—	—	—	—	—	97,367
Facility rent expenses	63,048	—	—	—	—	63	63	63,111
Other operating expenses	61,735	—	—	—	—	49	49	61,784
General and administrative expenses	135,257	—	148	—	226	188	562	135,819
Depreciation and amortization	86,701	—	—	—	—	(118)	(118)	86,583
Provision for doubtful accounts	18,713	—	—	—	—	540	540	19,253
Interest expense, net	113,279	—	—	—	—	—	—	113,279
Electronic health records incentive income	(2,783)	—	—	2,690	—	—	2,690	(93)
Impairment loss	229,526	—	—	—	—	—	—	229,526
Early extinguishment of debt	8,558	—	—	—	—	—	—	8,558
Equity initial public offering expenses	4,905	—	—	—	—	—	—	4,905
Loss on sale leaseback transaction	135	—	—	—	—	—	—	135
Fair value adjustment of earn-out liability	1,627	—	—	—	—	—	—	1,627
Fair value adjustment of embedded derivative	837	—	—	—	—	—	—	837
Loss on the sale/disposal of property and equipment	—	—	—	—	—	119	119	119
Loss on foreign currency transactions	557	—	—	—	—	121	121	678
(Gain) loss on foreign currency derivative contracts	(4)	—	—	—	—	—	—	(4)

Total expenses	1,364,483	—	148	2,690	226	962	4,026	1,368,509

Loss before income taxes and equity in net loss of joint ventures	(338,061)	(8,190)	(148)	(2,690)	(226)	(1,012)	(12,266)	(350,327)
Income tax expense (benefit)	5,159	—	—	—	(2,778)	(62)	(2,840)	2,319

Loss before equity in net loss of joint ventures	(343,220)	(8,190)	(148)	(2,690)	2,552	(950)	(9,426)	(352,646)
Equity in net loss of joint ventures, net of tax	—	—	—	—	—	(50)	(50)	(50)

Net loss	(343,220)	(8,190)	(148)	(2,690)	2,552	(1,000)	(9,476)	(352,696)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(6,030)	171	—	—	—	1,264	1,435	(4,595)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(349,250)	(8,019)	(148)	(2,690)	2,552	264	(8,041)	(357,291)
Other comprehensive loss, net of tax:
Net periodic benefit cost of pension plan	(91)	—	—	—	—	—	—	(91)
Unrealized loss on foreign currency translation	(13,514)	2,708	—	—	(737)	(555)	1,416	(12,098)

Other comprehensive loss	(13,605)	2,708	—	—	(737)	(555)	1,416	(12,189)

Comprehensive loss:	(356,825)	(5,482)	(148)	(2,690)	1,815	(1,555)	(8,060)	(364,885)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable	(4,722)	234	—	—	—	1,264	1,498	(3,224)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(361,547)	$(5,248)	$(148)	$(2,690)	$1,815	$(291)	$(6,562)	$(368,109)

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

	Year Ended December 31, 2013
(in thousands):	Previously Reported	MDL Revenue	Medical Malpractice	EHR/ Meaningful Use	Restatement Tax Impact	Other	Total Adjustments	As Restated
Revenues:
Net patient service revenue	$715,999	$(8,597)	$—	$—	$—	$214	$(8,383)	$707,616
Management fees	11,139	—	—	—	—	—	—	11,139
Other revenue	9,378	—	—	—	—	790	790	10,168

Total revenues	736,516	(8,597)	—	—	—	1,004	(7,593)	728,923
Expenses:
Salaries and benefits	409,352	—	—	—	—	—	—	409,352
Medical supplies	64,640	—	—	—	—	—	—	64,640
Facility rent expenses	45,565	—	—	—	—	—	—	45,565
Other operating expenses	45,629	—	—	—	—	—	—	45,629
General and administrative expenses	106,887	—	255	—	189	64	508	107,395
Depreciation and amortization	65,195	—	—	—	—	(99)	(99)	65,096
Provision for doubtful accounts	12,146	—	—	—	—	—	—	12,146
Interest expense, net	86,747	—	—	—	—	—	—	86,747
Electronic health records incentive income	(1,698)	—	—	1,698	—	—	1,698	—
Loss on sale leaseback transaction	313	—	—	—	—	—	—	313
Fair value adjustment of earn-out liability	130	—	—	—	—	—	—	130
Loss on the sale/disposal of property and equipment	—	—	—	—	—	336	336	336
Gain on the sale of an interest in a joint venture	(1,460)	—	—	—	—	—	—	(1,460)
Loss on foreign currency transactions	1,283	—	—	—	—	(145)	(145)	1,138
(Gain) loss on foreign currency derivative contracts	467	—	—	—	—	—	—	467

Total expenses	835,196	—	255	1,698	189	156	2,298	837,494

Loss before income taxes and equity in net loss of joint ventures	(98,680)	(8,597)	(255)	(1,698)	(189)	848	(9,891)	(108,571)
Income tax expense (benefit)	(20,432)	—	—	—	(2,642)	6	(2,636)	(23,068)

Loss before equity in net loss of joint ventures	(78,248)	(8,597)	(255)	(1,698)	2,453	842	(7,255)	(85,503)
Equity in net loss of joint ventures, net of tax	—	—	—	—	—	(454)	(454)	(454)

Net loss	(78,248)	(8,597)	(255)	(1,698)	2,453	388	(7,709)	(85,957)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(1,966)	128	—	—	—	—	128	(1,838)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(80,214)	(8,469)	(255)	(1,698)	2,453	388	(7,581)	(87,795)
Other comprehensive loss, net of tax:
Unrealized loss on foreign currency translation	(16,242)	2,141	—	—	(507)	(1,205)	429	(15,813)

Other comprehensive loss	(16,242)	2,141	—	—	(507)	(1,205)	429	(15,813)

Comprehensive loss:	(94,490)	(6,456)	(255)	(1,698)	1,946	(817)	(7,280)	(101,770)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable	(653)	350	—	—	—	—	350	(303)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(95,143)	$(6,106)	$(255)	$(1,698)	$1,946	$(817)	$(6,930)	$(102,073)

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

	Year Ended December 31, 2012
(in thousands):	Previously Reported	MDL Revenue	Medical Malpractice	EHR/ Meaningful Use	Restatement Tax Impact	Other	Total Adjustments	As Restated
Revenues:
Net patient service revenue	$686,216	$(2,221)	$—	$—	$—	$(214)	$(2,435)	$683,781
Other revenue	7,735	—	—	—	—	1,564	1,564	9,299

Total revenues	693,951	(2,221)	—	—	—	1,350	(871)	693,080
Expenses:
Salaries and benefits	372,656	—	—	—	—	—	—	372,656
Medical supplies	61,589	—	—	—	—	—	—	61,589
Facility rent expenses	39,802	—	—	—	—	—	—	39,802
Other operating expenses	38,988	—	—	—	—	—	—	38,988
General and administrative expenses	82,236	—	913	—	135	30	1,078	83,314
Depreciation and amortization	64,893	—	—	—	—	(79)	(79)	64,814
Provision for doubtful accounts	16,916	—	—	—	—	—	—	16,916
Interest expense, net	77,494	—	—	—	—	—	—	77,494
Electronic health records incentive income	(2,256)	—	—	2,256	—	—	2,256	—
Impairment loss	81,021	—	—	—	—	—	—	81,021
Early extinguishment of debt	4,473	—	—	—	—	—	—	4,473
Fair value adjustment of earn-out liability	1,219	—	—	—	—	—	—	1,219
Loss on the sale/disposal of property and equipment	—	—	—	—	—	748	748	748
Loss on foreign currency transactions	339	—	—	—	—	(98)	(98)	241
(Gain) loss on foreign currency derivative contracts	1,165	—	—	—	—	—	—	1,165

Total expenses	840,535	—	913	2,256	135	601	3,905	844,440

Loss before income taxes and equity in net loss of joint ventures	(146,584)	(2,221)	(913)	(2,256)	(135)	749	(4,776)	(151,360)
Income tax expense (benefit)	4,545	—	—	—	(1,071)	3	(1,068)	3,477

Loss before equity in net loss of joint ventures	(151,129)	(2,221)	(913)	(2,256)	936	746	(3,708)	(154,837)
Equity in net loss of joint ventures	—	—	—	—	—	(817)	(817)	(817)

Net loss	(151,129)	(2,221)	(913)	(2,256)	936	(71)	(4,525)	(155,654)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(3,079)	26	—	—	—	—	26	(3,053)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(154,208)	(2,195)	(913)	(2,256)	936	(71)	(4,499)	(158,707)
Other comprehensive loss:
Unrealized loss on derivative interest rate swap agreements, net of tax	(333)	—	—	—	—	—	—	(333)
Unrealized loss on foreign currency translation	(7,882)	789	—	—	(263)	(655)	(129)	(8,011)

Other comprehensive loss	(8,215)	789	—	—	(263)	(655)	(129)	(8,344)

Comprehensive loss:	(159,344)	(1,432)	(913)	(2,256)	673	(726)	(4,654)	(163,998)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable	(2,396)	180	—	—	—	—	180	(2,216)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(161,740)	$(1,252)	$(913)	$(2,256)	$673	$(726)	$(4,474)	$(166,214)

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

        The Restatement adjustments had an impact on the cash and cash equivalents balance as of December 31, 2014, 2013, and 2012 primarily related to the correction of certain cash classified as cash and cash equivalents to restricted cash. The Restatement adjustments affecting the consolidated statement of cash flows for the year ending December 31, 2014, are predominantly included in the Company's net loss from operations, offset by non-cash adjustments to net loss and changes in operating assets and liabilities. The significant non-cash adjustments include decreases to depreciation and amortization offset by adjustments to deferred tax assets. Changes in operating assets and liabilities are largely attributable to decreases in accounts receivable and increases to liabilities associated with revenue recognition adjustments. There were no significant adjustments related to cash provided by financing activities.

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

        The table below summarizes the effects of the Restatement adjustments on the Consolidated Statement of Cash Flows for the year ended December 31, 2014, 2013, 2012 (in thousands):

(in thousands):	2014 As Reported(1)	Adjustments	2014 As Restated
Cash flows from operating activities
Net loss	$(343,220)	$(9,476)	$(352,696)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	72,914	(130)	72,784
Amortization	13,787	12	13,799
Deferred rent expense	711	63	774
Deferred income taxes	(329)	(454)	(783)
Stock-based compensation	106	—	106
Provision for doubtful accounts	18,713	540	19,253
Loss on the sale/disposal of property and equipment	119	—	119
Loss on sale leaseback transaction	135	—	135
Impairment loss	229,526	—	229,526
Early extinguishment of debt	8,558	—	8,558
Equity initial public offering expenses	4,905	—	4,905
Loss on foreign currency transactions	348	—	348
(Gain) loss on foreign currency derivative contracts	(4)	—	(4)
Fair value adjustment of earn-out liability	1,627	—	1,627
Fair value adjustment of embedded derivative	837	—	837
Amortization of debt discount	2,483	—	2,483
Amortization of loan costs	6,277	—	6,277
Equity interest in net loss of joint ventures	50	—	50
Distribution received from unconsolidated joint ventures	221	—	221
Pension plan contributions	(1,587)	—	(1,587)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(42,218)	7,110	(35,108)
Income taxes payable	(500)	(2,953)	(3,453)
Inventories	(88)	96	8
Prepaid expenses and other assets	3,339	338	3,677
Accounts payable and other current liabilities	346	168	514
Accrued deferred compensation	1,522	—	1,522
Accrued expenses / other current liabilities	6,054	5,267	11,321

Net cash (used in) provided by operating activities	(15,368)	581	(14,787)
Cash flows from investing activities
Purchase of property and equipment	(56,563)	(96)	(56,659)
Acquisition of medical practices	(50,245)	—	(50,245)
Restricted cash associated with medical practice acquisitions	(3,283)	102	(3,181)
Proceeds from the sale of property and equipment	96	—	96
Loans to employees	(888)	(338)	(1,226)
Contribution of capital to joint venture entities	(620)	—	(620)
Proceeds (payment) of foreign currency derivative contracts	26	—	26
Premiums on life insurance policies	(1,265)	—	(1,265)
Change in other assets and other liabilities	(765)	—	(765)

Net cash used in investing activities	(113,507)	(332)	(113,839)

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

(in thousands):	2014 As Reported(1)	Adjustments	2014 As Restated
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $3.4 million)	169,845	—	169,845
Principal repayments of debt	(268,377)	—	(268,377)
Repayments of finance obligation	(278)	—	(278)
Proceeds from issuance of Series A convertible redeemable preferred stock	325,000	—	325,000
Payments of issue costs related to the issuance of preferred stock	(6,137)	—	(6,137)
Proceeds from issuance of noncontrolling interest	1,250	—	1,250
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	259	—	259
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(3,599)	—	(3,599)
Payments of costs for equity securities offering	(4,905)	—	(4,905)
Payments of loan costs	(2,436)	—	(2,436)

Net cash provided by financing activities	210,622	—	210,622

Effect of exchange rate changes on cash and cash equivalents	(42)		(42)
Net increase in cash and cash equivalents	81,705	249	81,954
Cash and cash equivalents, beginning of period	17,462	(334)	17,128

Cash and cash equivalents, end of period	$99,167	$(85)	$99,082

Supplemental disclosure of cash flow information
Interest paid	$101,149	$—	$101,149

Income taxes paid	$7,585	$—	$7,585

Supplemental disclosure of non-cash transactions
Finance obligation related to real estate projects	$7,790	$—	$7,790

Derecognition of finance obligation related to real estate projects	$4,119	$—	$4,119

Capital lease obligations related to the purchase of equipment	$17,625	$—	$17,625

Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$3,049	$—	$3,049

Issuance of notes payable relating to the acquisition of medical practices	$2,000	$—	$2,000

Liability relating to the escrow debt and purchase price of medical practices	$2,970	$—	$2,970

Capital lease obligations related to the acquisition of medical practices	$47,796	$—	$47,796

Earn-out accrual related to the acquisition of medical practices	$11,052	$—	$11,052

Amounts payable to sellers in the purchase of a medical practice	$249	$—	$249

Noncash dividend declared to noncontrolling interest	$194	$—	$194

Accrued dividends on Series A convertible preferred stock	$23,078	$(10,395)	$12,683

Accretion of redemption value on Series A convertible preferred stock	$1,991	$1,466	$3,457

Noncash contribution of capital by noncontrolling interest holders	$37	$—	$37

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

(in thousands):	2013 As Reported(1)	Adjustments	2013 As Restated
Cash flows from operating activities
Net loss	$(78,248)	$(7,709)	$(85,957)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	55,430	(219)	55,211
Amortization	9,765	120	9,885
Deferred rent expense	973	—	973
Deferred income taxes	(27,908)	(209)	(28,117)
Stock-based compensation	597	—	597
Provision for doubtful accounts	12,146	—	12,146
Loss on the sale/disposal of property and equipment	336	—	336
Loss on sale leaseback transaction	313	—	313
Gain on the sale of an interest in a joint venture	(1,460)	—	(1,460)
Loss on foreign currency transactions	143	—	143
(Gain) loss on foreign currency derivative contracts	467	—	467
Fair value adjustment of earn-out liability	—	130	130
Amortization of debt discount	1,191	—	1,191
Amortization of loan costs	5,595	—	5,595
Equity interest in net loss of joint ventures	454	—	454
Distribution received from unconsolidated joint ventures	21	—	21
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(42,570)	10,031	(32,539)
Income taxes payable	20	(2,267)	(2,247)
Inventories	(102)	(93)	(195)
Prepaid expenses and other assets	3,544	647	4,191
Accounts payable and other current liabilities	29,373	—	29,373
Accrued deferred compensation	1,344	—	1,344
Accrued expenses / other current liabilities	16,999	125	17,124

Net cash (used in) provided by operating activities	(11,577)	556	(11,021)
Cash flows from investing activities
Purchase of property and equipment	(40,744)	93	(40,651)
Acquisition of medical practices	(68,659)	(2)	(68,661)
Restricted cash associated with medical practice acquisitions	(3,768)	—	(3,768)
Proceeds from the sale of equity interest in a joint venture	1,460	—	1,460
Proceeds from the sale of property and equipment	78	—	78
Loans to employees	(212)	(647)	(859)
Contribution of capital to joint venture entities	(992)	—	(992)
Purchase of noncontrolling interest—non-redeemable	(1,509)	—	(1,509)
Proceeds (payment) of foreign currency derivative contracts	(171)	—	(171)
Premiums on life insurance policies	(1,234)	—	(1,234)
Change in other assets and other liabilities	(2,212)	—	(2,212)

Net cash used in investing activities	(117,963)	(556)	(118,519)

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

(in thousands):	2013 As Reported(1)	Adjustments	2013 As Restated
Cash flows from financing activities		—
Proceeds from issuance of debt (net of original issue discount of $2.3 million)	306,063	—	306,063
Principal repayments of debt	(171,432)	—	(171,432)
Repayments of finance obligation	(182)	—	(182)
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	765	—	765
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(2,211)	—	(2,211)
Payments of loan costs	(1,359)	—	(1,359)

Net cash provided by financing activities	131,644	—	131,644

Effect of exchange rate changes on cash and cash equivalents	(52)		(52)
Net increase in cash and cash equivalents	2,052	—	2,052
Cash and cash equivalents, beginning of period	15,410	(334)	15,076

Cash and cash equivalents, end of period	$17,462	$(334)	$17,128

Supplemental disclosure of cash flow information
Interest paid	$78,750	$—	$78,750

Income taxes paid	$9,364	$—	$9,364

Supplemental disclosure of non-cash transactions
Finance obligation related to real estate projects	$7,580	$—	$7,580

Derecognition of finance obligation related to real estate projects	$3,940	$—	$3,940

Capital lease obligations related to the purchase of equipment	$3,054	$—	$3,054

Issuance of notes payable relating to the acquisition of medical practices	$2,097	$—	$2,097

Capital lease obligations related to the acquisition of medical practices	$10,903	$—	$10,903

Earn-out accrual related to the acquisition of medical practices	$7,950	$—	$7,950

Costs incurred for professional fees relating to issuance of equity securities	$1,323	$—	$1,323

Noncash dividend declared to noncontrolling interest	$77	$—	$77

Noncash deconsolidation of noncontrolling interest	$9	$—	$9

Noncash contribution of capital by noncontrolling interest holders	$4,235	$—	$4,235

Termination of prepaid services by noncontrolling interest holder	$2,551	$—	$2,551

Issuance of notes payable relating to the earn-out liability in the acquisition of Medical Developers	$2,679	$—	$2,679

Issuance of equity LLC units relating to the earn-out liability in the acquisition of Medical Developers	$705	$—	$705

Issuance of senior secured notes related to the acquisition of medical practices	$75,000	$—	$75,000

Reserve claim liability related to the acquisition of medical practices	$3,682	$—	$3,682

Noncash dividend declared from unconsolidated joint venture	$150	$—	$150

Step up basis in joint venture interest	$83	$—	$83

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

(in thousands):	2012 As Reported(1)	Adjustments	2012 As Restated
Cash flows from operating activities
Net loss	$(151,129)	$(4,525)	$(155,654)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	53,052	(174)	52,878
Amortization	11,841	95	11,936
Deferred rent expense	1,234	—	1,234
Deferred income taxes	(2,023)	(1,006)	(3,029)
Stock-based compensation	3,257	—	3,257
Provision for doubtful accounts	16,916	—	16,916
Loss on the sale/disposal of property and equipment	748	—	748
Impairment loss	81,021	—	81,021
Early extinguishment of debt	4,473	—	4,473
Amortization of termination of interest rate swap	958	—	958
Write-off of loan costs	525	—	525
Termination of derivative interest rate swap agreements	(972)	—	(972)
Loss on fair value adjustment of noncontrolling interests—redeemable	175	—	175
Loss on foreign currency transactions	33	—	33
(Gain) loss on foreign currency derivative contracts	1,165	—	1,165
Fair value adjustment of earn-out liability	—	1,219	1,219
Amortization of debt discount	798	—	798
Amortization of loan costs	5,434	—	5,434
Equity interest in net loss of joint ventures	817	—	817
Distribution received from unconsolidated joint ventures	9	—	9
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(21,578)	4,648	(16,930)
Income taxes payable	(2,121)	49	(2,072)
Inventories	639	(37)	602
Prepaid expenses	3,262	553	3,815
Accounts payable and other current liabilities	(1)	(1)	(2)
Accrued deferred compensation	1,339	—	1,339
Accrued expenses / other current liabilities	6,258	(306)	5,952

Net cash (used in) provided by operating activities	16,130	515	16,645
Cash flows from investing activities
Purchase of property and equipment	(30,676)	37	(30,639)
Acquisition of medical practices	(25,862)	1	(25,861)
Restricted cash associated with medical practice acquisitions	—	(7)	(7)
Proceeds from the sale of property and equipment	2,987	—	2,987
Loans to employees	(68)	(553)	(621)
Contribution of capital to joint venture entities	(714)	—	(714)
Purchase of noncontrolling interest—non-redeemable	(1,364)	—	(1,364)
Proceeds (payment) of foreign currency derivative contracts	(670)	—	(670)
Premiums on life insurance policies	(1,313)	—	(1,313)
Change in other assets and other liabilities	370	—	370

Net cash used in investing activities	(57,310)	(522)	(57,832)

Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

(in thousands):	2012 As Reported(1)	Adjustments	2012 As Restated
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $3.4 million and $2.3 million, respectively)	448,163	—	448,163
Principal repayments of debt	(383,344)	—	(383,344)
Repayments of finance obligation	(109)	—	(109)
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(3,920)	—	(3,920)
Payments of notes receivable from shareholder	72	—	72
Payments of loan costs	(14,437)	—	(14,437)

Net cash provided by financing activities	46,425	—	46,425

Effect of exchange rate changes on cash and cash equivalents	(12)		(12)
Net increase in cash and cash equivalents	5,233	(7)	5,226
Cash and cash equivalents, beginning of period	10,177	(327)	9,850

Cash and cash equivalents, end of period	$15,410	$(334)	$15,076

Supplemental disclosure of cash flow information
Interest paid	$63,632	$—	$63,632

Income taxes paid	$9,120	$—	$9,120

Supplemental disclosure of non-cash transactions
Finance obligation related to real estate projects	$3,035	$—	$3,035

Capital lease obligations related to the purchase of equipment	$7,281	$—	$7,281

Capital lease obligations related to the acquisition of medical practices	$5,746	$—	$5,746

Earn-out accrual related to the acquisition of medical practices	$400	$—	$400

Noncash dividend declared to noncontrolling interest	$167	$—	$167

Property and equipment related to the North Broward Hospital District license agreement	$4,260	$—	$4,260

Noncash redemption of Parent equity units	$53	$—	$53

        The table below summarizes the effects of the cumulative Restatement adjustments recorded to all periods prior to December 31, 2012 on previously reported retained deficit balance (in thousands):

December 31, 2011
Accumulated deficit, as reported	$(483,815)
Revenue recognition:
MDL revenue	(3,563)
Other revenue	564

Total revenue recognition	(2,999)
Medical malpractice	(2,112)
Restatement tax impact	1,270

Cumulative adjustments to accumulated deficit	(3,841)

Accumulated deficit, as restated	$(487,656)

Notes to Consolidated Financial Statements (Continued)

(3) Liquidity

        The Company is highly leveraged. As of December 31, 2014, the Company had approximately $967.1 million of long-term debt outstanding. The Company has experienced and continues to experience losses from its operations. The Company reported a net loss of approximately $352.7 million, $86.0 million and $155.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

        As discussed in Note 18, the Company is involved in disputes, litigation, and regulatory matters incidental to its operations, including governmental investigations and other matters arising out of the normal conduct of business. The resolution of these matters could have a material adverse effect on the Company's business and financial position.

        On September 26, 2014, the Company issued to Canada Pension Plan Investment Board ("CPPIB"), in a private placement, an aggregate of 385,000 newly issued shares of its Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), for a purchase price of $325.0 million.

        This equity investment provided the Company with incremental liquidity, reduced its debt, and provided capital to continue to grow its business. As further described in Note 12, a portion of the net proceeds from the issuance of the Company's Series A Preferred Stock was used to repay all outstanding borrowings under the Company's revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.

        The Company has several initiatives designed to increase profitability including: (i) fully integrating the Company's recent acquisitions to improve operational performance; (ii) improving commercial payer contracting to increase reimbursement; (iii) continued development and expansion of the

Notes to Consolidated Financial Statements (Continued)

(3) Liquidity (Continued)

Company's ICC model; and (iv) realignment of physician compensation arrangements to reflect the current reimbursement environment. Although the Company is significantly leveraged, it expects that the current cash balance, liquidity from its revolver, and cash generated from operations will be sufficient to meet working capital, capital expenditure, debt service, and other cash needs through December 31, 2015.

(4) Summary of Significant Accounting Policies

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

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

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

        As of December 31, 2014 and 2013, the combined total assets included in the Company's consolidated balance sheets relating to the VIEs were approximately $114.6 million and $71.3 million, respectively.

        As of December 31, 2014 and 2013, the Company was the primary beneficiary of, and therefore consolidated, 27 and 23 VIEs, which operate 45 and 46 centers, respectively. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE's assets can be used to settle the liabilities of the VIE. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company's debts. In the states of California, Massachusetts, Michigan, Nevada, New York and North Carolina, the Company's treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the years ended December 31, 2014, 2013, and 2012, approximately 14.9%, 18.6% and 19.4% of the Company's net patient service revenue, respectively, was generated by professional corporations with which it has administrative services agreements.

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

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

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

        On an annual basis the Company performs a hindsight analysis in reviewing estimates to its contractual adjustments and bad debt allowance. The Company's review of the estimates is based on a full year look-back of actual adjustments taken in the calculation of the contractual allowance and bad debt allowance. Adjustments to revenue related to changes in prior period estimates decreased net patient service revenue for the year ended December 31, 2014 approximately 0.7% and increased net patient service revenue for the years ended December 31, 2013 and 2012 approximately 0.3% and 0.5%, respectively of the net patient service revenue for each of the respective periods.

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

        In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts written off as charity and indigent care are not recognized in net patient service revenue. The Company's policy is to write off a patient's account balance upon determining that the patient qualifies under certain charity care and/or indigent care policies. The Company's policy includes the completion of an application for eligibility for charity care. The determination for charity care eligibility is based on income relative to federal poverty guidelines, family size, and assets available to the patient. A sliding scale discount is then applied to the balance due with discounts up to 100%. The Company estimates the costs of charity care services it provides by developing a ratio of foregone charity care charges compared to total charges and applying that ratio to the costs of providing services. Costs of providing services includes select direct and indirect costs such as salaries and benefits, medical supplies, facility rent expenses, other operating expenses, general and administrative expenses, depreciation and amortization, provision for doubtful accounts, and interest expense. The Company's estimated cost to provide charity care services is approximately $21.1 million, $28.3 million, and $16.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. Funds received to offset or subsidize charity services provided were approximately $0.6 million, $1.9 million, and $0.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Medical Developers, LLC

        The Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition ("ASC 605"). Accordingly, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. MDL Argentina recognizes revenue at invoicing when it cannot conclude that criteria (ii) or (iii) have been met at an earlier point.

        Specifically, the Company has determined that MDL Argentina needs to defer revenue recognition on all of its revenue until those contingencies (evidence that services have been rendered and that the fee is fixed or determinable) have been removed which generally occurs when the invoicing process is complete (negotiations, as applicable, with the insurance company are also complete at invoicing). Accordingly, the Company recognizes net patient revenue at invoicing to the insurer.

Management Fees

        The Company's physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay. Revenue consists primarily of net patient service revenue that is recorded based upon established billing rates less allowances for contractual adjustments. Third-party payors include private health insurance, as well as related payments for co-insurance and co-payments. Estimates of contractual allowances for patients with healthcare coverage are based upon the payment terms specified in the related contractual agreements. Revenue related to uninsured patients and co-payment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). The Company also records a provision for bad debts based primarily on historical collection experience related to these uninsured accounts to record the net self-pay accounts receivable at the estimated amounts it expects to collect. The affiliated physician groups assign their accounts receivable to the Company. Accounts receivable and the related cash flows upon collection of these accounts receivable are reported net of estimated allowances for doubtful accounts and contractual adjustments.

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
Cost of Revenues

        The cost of revenues for the years ended December 31, 2014, 2013, and 2012 are approximately $744.3 million, $532.2 million, and $483.7 million, respectively. The cost of revenues includes costs related to expenses incurred for the delivery of patient care. These costs include salaries and benefits of

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

physicians, physicists, dosimetrists, radiation technicians, etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

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

        A summary of the activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31,
(in thousands):	2014	2013	2012
	(Restated)
Balance, beginning of period	$29,878	$23,878	$25,042
Acquisitions	7,746	2,591	87
Additions charged to provision for doubtful accounts	19,253	12,146	16,916
Accounts receivable written off, net of recoveries	(14,110)	(8,659)	(18,116)
Foreign currency translation	(223)	(78)	(51)

Balance, end of period	$42,544	$29,878	$23,878

Goodwill and Other Intangible Assets

        The Company's policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment at least annually on October 1, or whenever events or changes in circumstances indicate

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

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

        Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized, but are reviewed annually for impairment, or more frequently if impairment indicators arise. Goodwill impairment was recognized for the years ended December 31, 2014 and 2012 of approximately $228.3 million, and $80.6 million, respectively. No goodwill impairment loss was recognized for the year ended December 31, 2013.

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

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

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

        The swaps are derivatives and are accounted for under ASC 815, "Derivatives and Hedging" ("ASC 815"). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate swap agreements terminated at December 31, 2012 and 2011, was approximately $-0- million and $0.7 million, respectively, which is included in other long term liabilities in the accompanying consolidated balance sheets. The estimated fair value of the Company's interest rate swap was determined using the income approach that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The fair value also incorporates valuation adjustments for credit risk. No ineffectiveness was recorded for the year ended December 31, 2013 and 2012.

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

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

        The amount accrued for professional and general liability claims as of the consolidated balance sheet dates reflects the current estimates of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. As of December 31, 2014 and 2013 the amount accrued for incurred but not reported professional liability claims was $15.9 million and $10.8 million, respectively. In accordance with Accounting Standards Update ("ASU") 2010-24, amounts accrued for reported claims as of December 31, 2014 total approximately $12.8 million. Of the approximate $12.8 million, approximately $3.8 million is recorded as other current liabilities and approximately $9.0 million is reported as other long-term liabilities. In addition the Company has recorded estimated insurance recoveries for both reported, and incurred but not reported claims totaling approximately $19.1 million as of December 31, 2014. Of the approximate $19.1 million of estimated insurance recoveries, approximately $4.0 million is recorded as other current assets and approximately $15.1 million is reported as other long-term assets. Amounts accrued for reported claims as of December 31, 2013 total approximately $10.6 million. Of the approximate $10.6 million, approximately $3.0 million is recorded as other current liabilities and approximately $7.6 million is reported as other long-term liabilities. In addition the Company has recorded estimated insurance recoveries for both reported, and incurred but not reported claims totaling approximately $15.6 million as of December 31, 2013. Of the approximate $15.6 million of estimated insurance recoveries, approximately $3.2 million is recorded as other current assets and approximately $12.4 million is reported as other long-term assets.

Defined Benefit Pension Plan

        The Company recognizes the underfunded status of its defined benefit pension plan as an asset or a liability in its consolidated balance sheets. Each year's actuarial gains or losses are a component of other comprehensive loss, which is then included in accumulated other comprehensive loss. Pension benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. The Company makes significant assumptions (including discount rate, expected rate of return on plan assets, and future increases in compensation) in computing the pension benefit expense and obligations.

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

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

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

Restricted Cash

        Restricted cash totals approximately $7.3 million and $4.1 million as of December 31, 2014 and 2013, respectively. Restricted cash consists of claim reserve accounts established to address any pre-acquisition claims presented to the Company as they relate to the Company's recent acquisitions, including OnCure Holdings, Inc. (together with its subsidiaries, "OnCure") and SFRO Holdings, LLC (together with its subsidiaries, "SFRO"). Any balance of the claim reserve accounts will be released to sellers, once claims have been settled.

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories consist of medical drugs used for patient care services as follows:

(in thousands):	December 31, 2014	December 31, 2013
	(Restated)	(Restated)
Medical drugs	3,162	2,674

	$3,162	$2,674

        Inventories are valued at the lower of cost or market. The cost of medical drugs is determined using the first-in, first-out method.

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

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

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

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for all affected entities. As a result, ASU 2014-09 is effective for the Company beginning January 1, 2018. The Company intends to adopt the new guidance on January 1, 2018 and is currently evaluating the potential impact of this guidance.

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

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

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

Comprehensive Loss

        Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company's other comprehensive loss is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges, the Company's foreign currency translation of its operations in South America, Central America and the Caribbean, and unrealized gains and losses on the fair value of pension plan assets. The impact of the unrealized net loss decreased total equity on a consolidated basis by approximately $12.2 million, $15.8 million and $8.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        Accumulated Other Comprehensive Loss.    The components of accumulated other comprehensive loss were as follows (in thousands):

	21st Century Oncology Holdings, Inc. Shareholder				Noncontrolling Interests
			Derivative Losses on Interest Rate Swap Agreements
(in thousands):	Foreign Currency Translation Adjustments	Net periodic benefit cost of pension plan		Total	Foreign Currency Translation Adjustments	Other Comprehensive Loss
	(Restated)			(Restated)	(Restated)	(Restated)
Year ended December 31, 2011	$(4,650)	$—	$(625)	$(5,275)	$(537)	$
Other comprehensive loss	(7,173)	—	(333)	(7,506)	(838)	(8,344)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	—	—	958	958	—	—

Balance, December 31, 2012	$(11,823)	$—	$—	$(11,823)	$(1,375)	$(8,344)

Other comprehensive loss	(14,279)	—	—	(14,279)	(1,534)	(15,813)

Balance, December 31, 2013	$(26,102)	$—	$—	$(26,102)	$(2,909)	$(15,813)

Other comprehensive loss	(10,727)	(91)	—	(10,818)	(1,371)	(12,189)

Balance, December 31, 2014	$(36,829)	$(91)	$—	$(36,920)	$(4,280)	$(12,189)

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies (Continued)

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

(5) Property and Equipment

        Property and equipment consist of the following:

(in thousands):	December 31, 2014	December 31, 2013
	Restated	Restated
Land	$1,795	$1,795
Buildings and leasehold improvements	85,653	70,709
Office, computer, and telephone equipment	114,669	87,332
Medical and medical testing equipment	300,511	253,347
Automobiles and vans	1,435	1,474

	504,063	414,657
Less: accumulated depreciation	(241,697)	(180,830)
	262,366	233,827
Construction-in-progress	13,373	9,120
Foreign currency translation	(6,169)	(3,710)

	$269,570	$239,237

        During 2012 the Company impaired certain leasehold improvements and other fixed assets of approximately $0.3 million for planned closings of certain offices in Maryland and Michigan.

(6) Capital Lease Arrangements

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

(7) Goodwill and Intangible Assets

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

Notes to Consolidated Financial Statements (Continued)

(7) Goodwill and Intangible Assets (Continued)

2012

        On July 6, 2012, the Centers for Medicare and Medicaid Services ("CMS"), the government agency responsible for administering the Medicare program released its 2013 preliminary physician fee schedule. The preliminary physician fee schedule would have resulted in a 15% rate reduction on Medicare payments to freestanding radiation oncology providers. CMS provided a 60 day comment period and the final rule was released on November 1, 2012. The final rule by CMS provided for a 7% rate reduction on Medicare payments to freestanding radiation oncology providers effective January 1, 2013. The Company completed an interim impairment test for goodwill and indefinite-lived intangible assets based on the Company's estimate of the proposed CMS cuts at September 30, 2012. In performing this test, the Company assessed the implied fair value of its goodwill. It was determined that the implied fair value of goodwill was less than the carrying amount, and as a result the Company recorded an impairment charge for the quarter ended September 30, 2012. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that would be recognized in a hypothetical business combination. The estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each reporting unit and (iii) assumptions similar to those that market participants would make in valuing the Company's reporting units, the Company's management determined that the carrying value of goodwill in certain U.S. Domestic markets, including Mid East United States (Northwest Florida, North Carolina, Southeast Alabama, South Carolina), Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), California, South West United States (central Arizona and Las Vegas, Nevada), and Southwest Florida regions exceeded their fair value. Accordingly, the Company recorded noncash impairment charges in the U.S. Domestic reporting segment totaling $66.5 million in the consolidated statements of operations and comprehensive loss during the quarter ended September 30, 2012.

        Impairment charges relating to goodwill by reporting unit during the third quarter of 2012 are summarized as follows:

(in thousands):	Mid East U.S.	Central South East U.S.	California	South West U.S.	Southwest Florida	Total
Goodwill	$1,493	$30,688	$3,782	$9,636	$20,908	$66,507

        During the fourth quarter of 2012, the Company completed its annual impairment test for goodwill and indefinite-lived intangible assets. In performing this test, the Company assessed the implied fair value of our goodwill and intangible assets. As a result, the Company recorded an impairment loss of approximately $14.4 million during the fourth quarter of 2012 primarily relating to goodwill impairment in the Central South East United States (Delmarva Peninsula, Central Maryland, Central Kentucky, South New Jersey), and Southwest Florida reporting units of approximately $14.1 million.

Notes to Consolidated Financial Statements (Continued)

(7) Goodwill and Intangible Assets (Continued)

        Impairment charges relating to goodwill by reporting unit during the fourth quarter of 2012 are summarized as follows:

(in thousands):	Central South East U.S.	Southwest Florida	Total
Goodwill	$8,586	$5,498	$14,084

        The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
(in thousands):	2014	2013	2012
	(Restated)	(Restated)	(Restated)
U.S. Domestic Segment
Balance, beginning of period
Goodwill	$989,949	$891,314	$876,245
Accumulated impairment loss	(472,520)	(472,520)	(391,929)

Net goodwill, beginning of period	517,429	418,794	484,316

Goodwill acquired during the period	130,735	98,648	15,072
Impairment	(228,279)	—	(80,591)
Adjustments to purchase price allocations	(409)	(13)	(3)
Foreign currency translation	—	—	—

Balance, end of period
Goodwill	1,120,275	989,949	891,314
Accumulated impairment loss	(700,799)	(472,520)	(472,520)

Net goodwill, end of period	$419,476	$517,429	$418,794

International Segment
Balance, beginning of period
Goodwill	$62,446	$70,672	$75,589
Accumulated impairment loss	—	—	—

Net goodwill, beginning of period	62,446	70,672	75,589

Goodwill acquired during the period	1,680	1,086	—
Impairment	—	—	—
Adjustments to purchase price allocations	294	—	—
Foreign currency translation	(7,337)	(9,312)	(4,917)

Balance, end of period
Goodwill	57,083	62,446	70,672
Accumulated impairment loss	—	—	—

Net goodwill, end of period	$57,083	$62,446	$70,672

Notes to Consolidated Financial Statements (Continued)

(7) Goodwill and Intangible Assets (Continued)

        Intangible assets consist of the following:

	December 31, 2014
(in thousands):	Gross	Impairment Loss	Accumulated Amortization	Foreign Currency Translation	Net
Intangible assets subject to amortization
Management service agreements	$57,739	$—	$(6,490)	$—	$51,249
Noncompete agreements	76,450	—	(61,525)	(70)	14,855
Hospital contracts	20,837	—	(4,209)	(7,351)	9,277
Trade names	6,738	—	(5,280)	—	1,458
Intangible assets not subject to amortization (indefinite-lived)
Trade names	4,842	—	—	(709)	4,133
Certificates of need	413	—	—	—	413

Balance, end of period	$167,019	$—	$(77,504)	$(8,130)	$81,385

	December 31, 2013
(in thousands):	Gross	Impairment Loss	Accumulated Amortization	Foreign Currency Translation	Net
Intangible assets subject to amortization
Management service agreements	$57,739	$—	$(926)	$—	$56,813
Noncompete agreements	66,856	—	(55,128)	(55)	11,673
Hospital contracts	20,477	—	(3,025)	(5,516)	11,936
Trade names	4,638	—	(4,638)	—	—
Intangible assets not subject to amortization (indefinite-lived)
Trade names	4,482	—	—	(522)	3,960
Certificates of need	360	—	—	—	360

Balance, end of period	$154,552	$—	$(63,717)	$(6,093)	$84,742

        Amortization expense relating to intangible assets was approximately $13.8 million, $9.9 million, and $11.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. The weighted-average amortization period is approximately 8.7 years.

        Estimated future amortization expense is as follows (in thousands):

2015	$12,612
2016	$10,876
2017	$8,926
2018	$7,971
2019	$5,763
Thereafter	$30,691

Notes to Consolidated Financial Statements (Continued)

(8) Acquisitions and other arrangements

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

        On March 30, 2012, the Company acquired the assets of a radiation oncology practice for $20.3 million and two urology groups located in Sarasota/Manatee counties in Southwest Florida for approximately $1.6 million, for a total purchase price of approximately $21.9 million paid, in cash. The allocation of the purchase price is to tangible assets of $7.8 million, intangible assets including non-compete agreements of $6.1 million amortized over 5 years, goodwill of $13.7 million, which is all deductible for tax purposes, and assumed capital lease obligations of approximately $5.7 million.

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

        On May 25, 2013, the Company acquired the assets of 5 radiation oncology practices and a urology group located in Lee/Collier counties in Southwest Florida for approximately $19.8 million, comprised of $17.7 million in cash and seller financing note of approximately $2.1 million. The acquisition of the 5 radiation treatment centers and the urology group further expands the Company's presence into the Southwest Florida market and builds on its integrated cancer care model. The allocation of the purchase price is to tangible assets of $10.4 million, intangible assets including non-compete agreements of $1.9 million amortized over five years, current liabilities of $0.2 million, assumed capital lease obligations of $8.7 million and goodwill of $16.4 million, all of which is deductible for tax purposes. Pro

Notes to Consolidated Financial Statements (Continued)

(8) Acquisitions and other arrangements (Continued)

forma results and other expanded disclosures prescribed by ASC 805, Business Combinations, have not been presented as this acquisition is not deemed material.

        In June 2013, the Company sold its 45% interest in an unconsolidated joint venture which operated a radiation treatment center in Providence, Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife for approximately $1.5 million.

        In June 2013, the Company contributed its Casa Grande, Arizona radiation physician practice, ICC practice and approximately $5.2 million to purchase a 55.0% interest in a joint venture which included an additional radiation physician practice and an expansion of an integrated cancer care model that includes medical oncology, urology and dermatology. The provisional allocation of the purchase price, subject to working capital adjustments and finalization of intangible asset values, is to tangible assets of $2.20 million, intangible assets including a trade name of approximately $1.8 million, non-compete agreements of $0.4 million amortized over 7 years, goodwill of $5.1 million and noncontrolling interest-redeemable of approximately $4.2 million. For purposes of valuing the noncontrolling interest-redeemable, the Company considered a number of factors such as the joint venture's performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability. During the year ended December 31, 2014, the Company finalized its valuation of assets acquired, primarily working capital. The final valuation resulted in an increase to goodwill of $0.1 million and an increase in current liabilities of $0.1 million.

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

Notes to Consolidated Financial Statements (Continued)

(8) Acquisitions and other arrangements (Continued)

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

        The allocation of the purchase price was as follows (in thousands):

Acquisition Consideration
Cash	$42,250
11.75% senior secured notes due January 2017	75,000
Fair value of contingent earn-out, represented by 11.75% senior secured notes due January 2017 issued into escrow	7,550

Total acquisition consideration	$124,800

        The following table summarizes the allocation of the aggregate purchase price of OnCure, including assumed liabilities (in thousands):

Acquisition Consideration Allocation
Cash and cash equivalents	$307
Accounts receivable	10,087
Inventories	200
Deferred income taxes—asset	4,875
Other current assets	1,742
Accounts payable	(4,856)
Accrued expenses	(3,540)
Other current liabilities	—
Equity investments in joint ventures	1,625
Property and equipment	22,397
Intangible assets—management services agreements	57,739
Other noncurrent assets	265
Long—term debt	(2,090)
Other long—term liabilities	(5,828)
Deferred income taxes—liability	(32,052)
Noncontrolling interest—nonredeemable	(1,299)
Goodwill	75,228

Acquisition consideration	$124,800

        Net identifiable assets includes the following intangible assets:

Management service agreements	$57,739

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

Notes to Consolidated Financial Statements (Continued)

(8) Acquisitions and other arrangements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(8) Acquisitions and other arrangements (Continued)

        On January 15, 2014 the Company purchased 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $0.9 million. This facility is strategically located in Guatemala City's medical corridor. The allocation of the purchase price is to tangible assets of $2.8 million, intangible assets of approximately $0.6 million ($0.2 million in hospital contracts, $0.3 million in trade name and $0.1 million in non-compete), assumption of $3.1 million in debt, goodwill of $1.3 million, noncontrolling interest-non redeemable of approximately $0.5 million and deferred tax liabilities of approximately $0.2 million.

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

        The allocation of the preliminary purchase price was as follows (in thousands):

Preliminary Estimated Acquisition Consideration
Cash	$432
Term B Loan (net of original issue discount)	57,300
Seller financing note	2,000
Working capital settlement	(5,333)
Fair value of contingent earn-out	11,052

Total preliminary estimated acquisition consideration	$65,451

        The following table summarizes the allocation of the aggregate purchase price of SFRO, including assumed liabilities (in thousands):

Preliminary Estimated Acquisition Consideration Allocation (Restated)
Accounts receivable	$12,836
Other current assets	2,089
Current liabilities	(26,175)
Property and equipment	20,750
Intangible assets—(non-compete and trade name)	11,500
Other noncurrent assets	910
Long-term debt	(42,021)
Other long—term liabilities	(4,317)
Noncontrolling interest—redeemable	(39,925)
Goodwill	129,804

Preliminary estimated acquisition consideration	$65,451

Notes to Consolidated Financial Statements (Continued)

(8) Acquisitions and other arrangements (Continued)

        Net identifiable assets include the following intangible assets (in thousands):

Trade name (3 year life)	$2,100
Non-compete agreement (5 year life)	9,400

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

        The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of $129.8 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company's U.S. domestic segment.

        During the year ended December 31, 2014, the Company recorded $135.6 million of net patient service revenue and reported net loss of $1.9 million in connection with the SFRO acquisition.

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

Notes to Consolidated Financial Statements (Continued)

(8) Acquisitions and other arrangements (Continued)

indicated. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined company:

	Years ended December 31,
(in thousands):	2014	2013
Pro forma total revenues	$1,029,201	$906,731
Pro forma net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(357,930)	$(157,096)

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

        On April 21, 2014, the Company acquired the assets of a radiation oncology practice located in Boca Raton, Florida for approximately $0.4 million. The acquisition of the radiation oncology practice further expands the Company's presence in the Broward County market. The allocation of the purchase price is to tangible assets of $3.0 million, non-compete of $0.1 million and the assumption of approximately $2.7 million in debt.

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

Notes to Consolidated Financial Statements (Continued)

(8) Acquisitions and other arrangements (Continued)

summarizes the allocations of the aggregate purchase price of the acquisitions, including assumed liabilities.

	Years Ended December 31,
(in thousands):	2014	2013	2012
Fair value of net assets acquired, excluding cash:
Accounts receivable, net	$11,267	$12,497	$—
Inventories	45	394	228
Other current assets	2,054	1,896	367
Deferred tax assets	7	4,907	—
Other noncurrent assets	934	1,892	35
Property and equipment	28,796	35,615	10,322
Intangible assets	12,468	62,706	6,275
Goodwill	132,300	99,721	15,069
Current liabilities	(27,729)	(8,320)	(654)
Long-term debt	(47,365)	(10,903)	(5,746)
Deferred tax liabilities	(702)	(31,656)	—
Other noncurrent liabilities	(4,367)	(5,828)	(34)
Previously held equity investment	(400)	—	—
Noncontrolling interest	(40,541)	(5,534)	—

	$66,767	$157,387	$25,862

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

(9) Other Income and Loss

Impairment Loss

        In addition to the goodwill impairment losses noted in Note 7, the Company recorded an impairment loss during the third quarter of 2012 of approximately $0.1 million related to the impairment of certain leasehold improvements of a planned radiation treatment facility office closing in

Notes to Consolidated Financial Statements (Continued)

(9) Other Income and Loss (Continued)

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

Fair Value Adjustment of Earn-Out Liability

        On March 1, 2011, the Company purchased a controlling interest in Medical Developers, LLC ("MDLLC") as well as controlling interests in the subsidiaries of MDLLC and a controlling interest in Clinica de Radioterapia La Asuncion S.A. The Company recorded an estimated contingent earn out payment totaling $2.3 million at the time of the closing of these acquisitions. The earn out payment is contingent upon certain acquired centers attaining earnings before interest, taxes, depreciation and amortization targets. At December 31, 2012, the Company estimated the fair value of the contingent earn out liability and increased the liability due to the seller to approximately $3.4 million. The Company recorded approximately $1.2 million as expense in the fair value adjustment of earn-out liability caption in the consolidated statements of operations and comprehensive loss.

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

        On October 25, 2013, the Company completed the acquisition of OnCure. The Company recorded an estimated contingent earn out liability totaling approximately $7.5 million, subject to escrow arrangements and will be released to holders upon attaining certain earnings before interest, taxes, depreciation and amortization targets, and is due and payable on December 31, 2015. At December 31,

Notes to Consolidated Financial Statements (Continued)

(9) Other Income and Loss (Continued)

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

(10) Income Taxes

        Significant components of the income tax provision are as follows:

	Years Ended December 31,
(in thousands):	2014	2013	2012
	Restated	Restated	Restated
Current provision:
Federal	$(1,264)	$—	$1,274
State	(687)	356	(238)
Foreign	5,824	4,697	6,157
Deferred (benefit) provision:
Federal	(1,238)	(22,525)	(1,758)
State	100	(4,229)	(326)
Foreign	(416)	(1,367)	(1,632)

Total income tax provision (benefit)	$2,319	$(23,068)	$3,477

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income before income taxes are as follows:

	Years Ended December 31,
(in thousands):	2014	2013	2012
	Restated	Restated	Restated
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.1)	3.7	—
Effects of rates different than statutory	—	(0.5)	(0.2)
Nondeductible charge for stock based compensation	—	(0.2)	(0.8)
Nondeductible charge for lobbying and political donations	(0.1)	(0.6)	(0.5)
Goodwill impairment	(14.2)	—	(13.2)
Income from noncontrolling interests	0.3	0.2	0.3
Valuation allowance increase	(21.2)	(14.9)	(21.3)
Federal and state true-ups	(0.2)	(1.0)	(1.0)
Uncertain tax positions	0.5	(0.2)	(0.5)
Penalties	—	—	(0.1)
Other permanent items	(0.7)	(0.3)	—

Total income tax provision	(0.7)%	21.2%	(2.3)%

        The Company provides for income taxes using the liability method in accordance with ASC 740, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2014 and 2013:

(in thousands):	December 31, 2014	December 31, 2013
	(Restated)	(Restated)
Deferred income tax assets:
Provision for doubtful accounts	$11,205	$9,034
State net operating loss carryforwards	16,507	12,445
Federal net operating loss carryforwards	118,658	86,180
Deferred rent liability	5,979	5,979
Intangible assets—U.S. Domestic	23,660	—
Management fee receivable allowance	11,613	11,708
Merger costs and debt financing costs	1,305	1,256
Partnership interests	1,086	—
Other	15,595	13,930

Gross deferred income tax assets	205,608	140,532
Valuation allowance	(181,700)	(96,890)

Net deferred income tax assets	23,908	43,642

Deferred income tax liabilities:
Property and equipment	(22,320)	(33,441)
Intangible assets—Foreign	(3,544)	(4,094)
Prepaid expense	(873)	(506)
Partnership interests	—	(675)
Intangible assets—U.S. Domestic	—	(8,155)
Other	(234)	(158)

Total deferred tax liabilities	(26,971)	(47,029)

Net deferred income tax liabilities	$(3,063)	$(3,387)

        ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2012, the Company determined that the valuation allowance was approximately $82.6 million, consisting of $70.7 million against federal deferred tax assets and $11.9 million against state deferred tax assets. This represented an increase of $37.9 million. For the year ended December 31, 2013, the Company determined that the valuation allowance should be $96.9 million, consisting of $86.9 million against federal deferred tax assets and $10.0 million against state deferred tax assets. This represented an increase of $14.3 million in valuation allowance. For the year ended December 31, 2014, the Company determined that the valuation allowance should be $181.7 million, consisting of $161.2 million against federal deferred tax assets and $20.5 million against state deferred tax assets. This represents an increase of $84.8 million in valuation allowance.

Description:	Beginning Balance	Tax Expense	Other Comprehensive Income	Ending Balance
Fiscal Year 2012, Restated	$(44.7)	$(36.9)	$(1.0)	$(82.6)
Fiscal Year 2013, Restated	(82.6)	(14.3)	—	(96.9)
Fiscal Year 2014, Restated	(96.9)	(84.8)	—	(181.7)

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

        The Company has federal net operating loss carryforwards that begin to expire in 2028 available to offset future taxable income of approximately $336.2 million and $238.3 million at December 31, 2014 and 2013, respectively.

        The Company has state net operating loss carryforwards, primarily in Florida and Kentucky, that begin to expire in years 2015 through 2035, available to offset taxable income of approximately $447.1 million and $334.8 million at December 31, 2014 and 2013, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

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

        Since its adoption for uncertainty in income taxes pursuant to ASC 740, Income Taxes, the Company has recognized interest and penalties accrued related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2014, the Company recognized a benefit of approximately $1.6 million in interest and penalties related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2013, the Company accrued approximately $0.2 million in interest and penalties related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2012, the Company accrued approximately $1.3 million in interest and penalties related to unrecognized tax exposures in income tax expense. The Company made payments of accrued interest and penalty during the year ended December 31, 2014 of approximately $0.9 million. The Company did not make any payments of interest and penalties accrued during the years ended December 31, 2013 and 2012.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Gross unrecognized tax benefits at January 1	$1,046	$854	$1,737
Gross increases—tax positions in prior period	—	—	40
Gross increases—tax positions in current period	222	196	268
Lapse of statute of limitiations and settlements	(623)	(4)	(1,191)

Gross unrecognized tax benefits at December 31, 2012 (Restated)	$645	$1,046	$854

        The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million and $0.6 million at December 31, 2014 and 2013, respectively. The Company believes that it is reasonably possible that the portion of unrecognized tax benefits related to pre-acquisition foreign tax positions will reverse within the next 12 months due to the expiration of statutes of limitations.

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

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

        The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. The aggregate undistributed positive accumulated earnings of the Company's foreign subsidiaries for which no deferred tax liability has been recorded is approximately $19.8 million. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

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

(11) Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31, 2014	December 31, 2013
	Restated	Restated
Accrued payroll and payroll related deductions and taxes	$23,630	$23,396
Accrued compensation arrangements	30,867	15,316
Accrued interest	16,229	13,426
Accrued other	17,878	12,010

Total accrued expenses	$88,604	$64,148

Notes to Consolidated Financial Statements (Continued)

(12) Long-Term Debt

        The Company's long-term debt consists of the following (in thousands):

	December 31, 2014	December 31, 2013
$90.0 million senior secured credit facility—(Term Facility) (net of unamortized debt discount of $1,296 and $2,010 at December 31, 2014 and 2013) with interest rates at LIBOR (with a minimum rate of 1.0%) or prime (with a minimum rate of 2.0%) plus applicable margin (6.5% for LIBOR Loans and 5.50% for Base Rate Loans), secured on a first priority basis by a perfected security interest in substantially all of the Company's assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	$88,704	$87,989
$100.0 million senior secured credit facility—(Revolver Credit Facility) with interest rates at LIBOR or prime plus applicable margin, secured on a first priority basis by a perfected security interest in substantially all of the Company's assets. Interest rates are at LIBOR plus applicable margin due at various maturity dates through October 15, 2016	—	50,000
$380.1 million Senior Subordinated Notes (net of unamortized debt discount of $1,643 and $2,383 at December 31, 2014 and 2013) due April 15, 2017; semi-annual cash interest payments due on April 15 and October 15, fixed interest rate of 9 7/8%	378,407	377,667
$350.0 million Senior Secured Second Lien Notes (net of unamortized debt discount of $725 and $1,074 at December 31, 2014 and 2013) due January 15, 2017; semi-annual cash interest payments due on May 15 and November 15, fixed interest rate of 8 7/8%	349,275	348,926
$75.0 million Senior Secured Notes due January 15, 2017; semi-annual cash interest payments due on January 15 and July 15, fixed interest rate of 11 3/4%	75,000	75,000
Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 19.1%, due at various maturity dates through March 2022	66,552	45,455
Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 15.6% to 19.5%, due at various maturity dates through April 2021	9,183	6,629

	967,121	991,666
Less current portion	(26,350)	(17,536)

	$940,771	$974,130

Notes to Consolidated Financial Statements (Continued)

(12) Long-Term Debt (Continued)

        Maturities under the obligations described above are as follows at December 31, 2014 (in thousands):

2015	$26,350
2016	111,562
2017	821,214
2018	4,135
2019	3,428
Thereafter	4,096

970,785
Less unamortized debt discount	(3,664)

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

(12) Long-Term Debt (Continued)

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

(12) Long-Term Debt (Continued)

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

(12) Long-Term Debt (Continued)

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

        The Revolving Credit Facility requires that the Company comply with certain financial covenants, including:

	Requirement at December 31, 2014		Level at December 31, 2014
Minimum permitted unrestricted cash and cash equivalents plus availability under the Revolving Credit Facility	>$	15.0 million	$186.4 million

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

Notes to Consolidated Financial Statements (Continued)

(12) Long-Term Debt (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(12) Long-Term Debt (Continued)

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

(13) Real Estate Subject to Finance Obligation

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

(13) Real Estate Subject to Finance Obligation (Continued)

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

(14) Redeemable preferred stock

        On September 26, 2014, the Company entered into a Subscription Agreement (the "Subscription Agreement") with CPPIB. Pursuant to the Subscription Agreement, the Company issued to CPPIB an aggregate of 385,000 newly issued shares of its Series A Preferred Stock, par value $0.001 per share, stated value $1,000 per share, for a purchase price of $325.0 million.

        As set forth in the Certificate of Designations of Series A Convertible Preferred Stock (the "Certificate of Designations"), holders of Series A Preferred Stock are entitled to receive, as and if declared by the Board of Directors of the Company, dividends at an applicable rate per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the first three years after issuance, any dividends when and if declared, shall be paid by the Company in the form of additional shares of Series A Preferred Stock. During the first twelve months after issuance,

Notes to Consolidated Financial Statements (Continued)

(14) Redeemable preferred stock (Continued)

the applicable dividend rate on the Series A Preferred Stock shall be 9.875%, thereafter increasing on a periodic basis, as set forth in the Certificate of Designations. Such dividends accrue daily, whether or not declared by the Board of Directors of the Company. After the third anniversary of issuance and only if the Company's outstanding 9 7/8% senior subordinated notes due 2017 are repaid in full, or upon certain other events of default, dividends shall be paid in cash upon the election of a majority of the holders of Series A Preferred Stock (the "Majority Preferred Holders").

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

        Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of a qualifying initial public offering of the Company, a qualifying merger, or any date following September 26, 2024 at the option of either CPPIB or the Company, the Company will execute and deliver to CPPIB a Warrant Agreement (the "Warrant Agreement") and issue to CPPIB warrants to purchase shares of Common Stock having a then-current value of $30 million, at a purchase price of $0.01 per share. The warrants expire on the tenth anniversary of the date of issuance. The Company evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to Common Stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair

Notes to Consolidated Financial Statements (Continued)

(14) Redeemable preferred stock (Continued)

value. The estimated fair value measurement was developed using significant unobservable inputs (Level 3). The primary valuation technique used was comparing the difference between the present value of discounted cash flows, assuming no triggering events occur and the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management's estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. The Company determined the fair value of the embedded derivative to be, and recorded approximately $15.0 million as of September 30, 2014.

        The Company is accreting changes to the Series A Preferred Stock redemption value through the tenth anniversary of issuance utilizing the interest method. If the Series A Preferred Stock were redeemable as of the balance sheet date, the Series A Preferred Stock would be redeemable at its stated value plus accrued dividends.

        Changes to the Series A Preferred Stock are as follows:

Year to date (in thousands): (Restated)
As of December 31, 2013	$—
Issuance of Series A preferred stock, net of discount and issuance costs	318,863
Embedded derivative	(15,006)
Accretion of Series A preferred stock to redemption value	3,457
Accrued Series A preferred stock dividends	12,683

As of December 31, 2014	$319,997

(15) Reconciliation of total equity and noncontrolling interests

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

Notes to Consolidated Financial Statements (Continued)

(15) Reconciliation of total equity and noncontrolling interests (Continued)

        The following table presents changes in total equity for the respective periods (in thousands):

	21st Century Oncology Holdings, Inc. Shareholder's Equity	Noncontrolling interests— nonredeemable	Total Equity	Noncontrolling interests— redeemable
Balance, January 1, 2012 (Restated)	$155,647	$17,197	$172,844	$12,728
Net (loss) income (Restated)	(158,707)	2,445	(156,262)	609
Other comprehensive loss from unrealized loss on interest rate swap agreement	(333)	—	(333)	—
Other comprehensive loss from foreign currency translation (Restated)	(7,173)	(653)	(7,826)	(185)
Amortization of other comprehensive income for termination of interest rate swap agreement, net of tax	958	—	958	—
Purchase price fair value of noncontrolling interest—redeemable	—	—	—	(1,189)
Consolidation of noncontrolling interest	—	146	146	—
Stock-based compensation	3,257	—	3,257	—
Payment of note receivable from shareholder	72		72	—
Distributions	—	(3,492)	(3,492)	(595)

Balance, December 31, 2012 (Restated)	$(6,279)	$15,643	$9,364	$11,368
Net (loss) income (Restated)	(87,795)	1,964	(85,831)	(126)
Other comprehensive loss from foreign currency translation (Restated)	(14,279)	(1,505)	(15,784)	(29)
Proceeds from noncontrolling interest holders	—	—	—	765
Deconsolidation of noncontrolling interest	(9)	9	—	—
Noncash contribution of capital by noncontrolling interest holders	—	—	—	4,235
Issuance of equity LLC units relating to earn-out liability	705	—	705	—
Purchase price fair value of noncontrolling interest—nonredeemable	(2,404)	2,194	(210)	—
Termination of prepaid services by noncontrolling interest holder	—	(2,551)	(2,551)	—
Step up in basis of joint venture interest	83	—	83	—
Stock based compensation	597	—	597	—
Distributions	—	(1,974)	(1,974)	(314)

Balance, December 31, 2013 (Restated)	$(109,381)	$13,780	$(95,601)	$15,899
Net (loss) income (Restated)	(357,291)	3,300	(353,991)	1,294
Net periodic benefit cost of pension plan	(91)	—	(91)	—
Other comprehensive loss from foreign currency translation (Restated)	(10,727)	(1,371)	(12,098)	—
Accretion of Series A convertible redeemable preferred stock to redemption value	(3,457)	—	(3,457)	—
Accrued Series A convertible redeemable preferred stock dividends	(12,683)	—	(12,683)	—
Reclassification of SFRO NCI—nonredeemable, Restated	—	32,725	32,725	—
Purchase price fair value of noncontrolling interest—nonredeemable	—	7,816	7,816	—
Proceeds from issuance of noncontrolling interest—nonredeemable	85	1,165	1,250	—
Proceeds from noncontrolling interest holders—nonredeemable	—	296	296	—
Stock-based compensation	106	—	106	—
Distributions	—	(1,873)	(1,873)	(1,920)

Balance, December 31, 2014 (Restated)	$(493,439)	$55,838	$(437,601)	$15,273

Notes to Consolidated Financial Statements (Continued)

(15) Reconciliation of total equity and noncontrolling interests (Continued)

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

(16) Fair Value of Financial Instruments

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

(16) Fair Value of Financial Instruments (Continued)

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

        The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of December 31, 2014 and 2013:

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current liabilities
Earn-out liabilities	$9,736	$—	$—	$9,736

Embedded derivative features of Series A convertible redeemable preferred stock	$15,843	$—	$—	$15,843

Other long-term liabilities
Earn-out liabilities	$11,853	$—	$—	$11,853

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current liabilities
Earn-out liabilities	$1,230	$—	$—	$1,230

Other current assets
Foreign currency derivative contracts	$22	$—	$22	$—

Other long-term liabilities
Earn-out liabilities	$7,680	$—	$—	$7,680

Notes to Consolidated Financial Statements (Continued)

(16) Fair Value of Financial Instruments (Continued)

        The estimated fair value of the Company's embedded derivative feature of Series A convertible redeemable preferred stock was developed using significant unobservable inputs (Level 3) primarily consisting of management's assessment of the probability, timing, and weighting of multiple triggering event scenarios. The primary valuation technique used was comparing the difference between the present value of discounted cash flows, assuming no triggering events occur and the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management's estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input in not usually linear.

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

(17) Equity Investments in Joint Ventures

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

        The Company utilizes the equity method to account for its investments in the unconsolidated joint ventures. At December 31, 2014 and 2013, the Company's investments in the unconsolidated joint ventures were approximately $1.6 million and $2.6 million, respectively. The Company's equity in the earnings (losses) of the equity investments in joint ventures was approximately ($0.1 million), ($0.5 million), and ($0.8 million) for the years ended December 31, 2014, 2013, and 2012, respectively.

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

(17) Equity Investments in Joint Ventures (Continued)

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

(18) Commitments and Contingencies

Letters of Credit

        As of December 31, 2014, the Company maintains approximately $5.0 million in outstanding letters of credit as follows:

(in thousands):
Letter of credit to lessor of a treatment center in Florida to serve as a security for the performance of the assignees' obligations under the real estate lease	$150
Letter of credit for Company's workers' compensation insurance program	1,285
Letter of credit for Company's property insurance programs	500
Letter of credit to a financial institution to provide an uncommitted line of credit to certain operating entities of Medical Developers LLC	2,480
Letter of credit to a lessor under a master lease relating to ourtreatment facilities	625

Outstanding letters of credit as of December 31, 2014	$5,040

Lease Commitments

        The Company is obligated under various operating leases for office space, medical equipment, and an aircraft lease. Total lease expense incurred under these leases was approximately $79.5 million, $54.5 million, and $45.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

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

(18) Commitments and Contingencies (Continued)

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

        On February 18, 2014, the Company was served with subpoenas from the OIG acting with the assistance of the U.S. Attorney's Office for the Middle District of Florida who together have requested the production of medical records of patients treated by certain of its physicians for the period from January 2007 to present regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as the Company's agreements with such physicians. The laboratory services under review relate to the utilization of fluorescence in situ hybridization ("FISH") laboratory tests ordered by certain of the Company's employed physicians and performed by the Company. The Company was served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to this matter for the period from January 1, 2005 up through the production of documents responsive to the February 2014 subpoena. The Company has recorded a liability for this matter of approximately $4.7 million and $5.1 million and that is included in accrued expenses in its consolidated balance sheet as of December 31, 2013 and 2014, respectively. The recorded estimate is based on a probability weighted analysis of the low-end of the range of the liability that considers the facts currently known by the Company, the review of qualitative and quantitative factors, and an assessment of potential outcomes under different scenarios used to assess the Company's exposure which may be used to determine a potential settlement should the Company decide not to litigate. In December 2015, the Company's subsidiary, 21st Century Oncology, LLC ("21C LLC"), entered into a settlement agreement with the federal government, among others, to resolve the matter. Pursuant to the settlement agreement, 21C LLC agreed to pay $19.75 million to the federal government and approximately $0.5 million in attorneys' fees and costs related to the qui tam action. Further, during the first quarter of 2016, the Company discovered that certain of its employees may have falsely certified meaningful use attestations for program years 2012, 2013 and 2014. As a result, the Company agreed to reimburse approximately $3.7 million to Medicare.

        The Company received two Civil Investigative Demands ("CIDs"), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the DOJ pursuant to the False Claims Act. The CIDs requested information concerning allegations that the Company knowingly billed for services that were not medically necessary and focused on Gamma services (which are dosimetry calculations performed during the course of radiation therapy). The CIDs cover the period from January 1, 2009 to the present. Among other information requests, the CIDs request certain

Notes to Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

documents and information related to the administration of radiation therapy; selection of various radiation therapies and Gamma services. The Company's total billings to federal health care programs including Medicare, Medicare Advantage and Medicaid for Gamma services from January 1, 2009 to December 31, 2014 are approximately $68.4 million. The dispute involved the training protocols of certain staff in the utilization of Gamma and was limited to early implementation and start-up activities at new facility locations across the country. The Company has not recorded any liability for this matter as of December 31, 2014.

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

(19) Retirement and Deferred Compensation Plans

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

(19) Retirement and Deferred Compensation Plans (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(19) Retirement and Deferred Compensation Plans (Continued)

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

        The following table sets forth the fair value of total plan assets by major asset category as of the date indicated: All plan assets were valued using the Level 1 methodology, as further described in Note 16.

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

(a)
Mutual funds

Notes to Consolidated Financial Statements (Continued)

(19) Retirement and Deferred Compensation Plans (Continued)

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

(20) Stock Option Plan and Restricted Stock Grants

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

Notes to Consolidated Financial Statements (Continued)

(20) Stock Option Plan and Restricted Stock Grants (Continued)

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

        Vesting of the Class EMEP units is dependent upon achievement of an implied equity value target. The right to receive proceeds from vested units is dependent upon the occurrence of a qualified sale or liquidation event. Specifically, the percentage of EMEP units that vest is based on the implied value of the Company's equity, to be measured quarterly beginning December 31, 2012. An allocated portion of the awards will be eligible for vesting if the "implied equity value" exceeds a predetermined threshold, with the remaining incremental portion eligible if the implied value exceeds several higher thresholds for at least two consecutive quarters. The implied equity value per the Amended LLC Agreement is a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the Amended LLC Agreement. As with the MEP units, the values of the EMEP units are subject to a market condition in the form of the return on investment target for Vestar's interest. The Class EMEP Units were eliminated under the Fourth Amended and Restated Limited Liability Company Agreement (the "Fourth Amended LLC Agreement") in December 2013.

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

Notes to Consolidated Financial Statements (Continued)

(20) Stock Option Plan and Restricted Stock Grants (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(20) Stock Option Plan and Restricted Stock Grants (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(20) Stock Option Plan and Restricted Stock Grants (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(21) Related-Party Transactions

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

        The Company is a participating provider in an oncology network, which is partially owned by a related party. The Company provides oncology services to members of the network. Annual payments received by the Company for the services were approximately $1.3 million, $1.5 million, and $1.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. Amounts due to the Company for these services were approximately $0.3 million and $0.2 million at December 31, 2014 and 2013, respectively.

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

        On February 22, 2008, the Company entered into a management agreement with Vestar Capital Partners V, L.P. (Vestar) relating to certain advisory and consulting services for an annual fee equal to the greater of (i) $850,000 or (ii) an amount equal to 1.0% of the Company's consolidated earnings

Notes to Consolidated Financial Statements (Continued)

(21) Related-Party Transactions (Continued)

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

(22) Segment and geographic information

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

        Financial information by geographic segment is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
	Restated	Restated	Restated
Total revenues:
U.S. Domestic	$926,960	$646,599	$613,756
International	91,222	82,324	79,324

Total	$1,018,182	$728,923	$693,080

Facility gross profit:
U.S. Domestic	$248,868	$159,714	$167,654
International	46,900	41,014	41,682

Total	$295,768	$200,728	$209,336

Depreciation and amortization:
U.S. Domestic	$81,444	$60,563	$61,055
International	5,139	4,533	3,759

Total	$86,583	$65,096	$64,814

Capital expenditures:*
U.S. Domestic	$61,243	$38,626	$32,660
International	16,090	5,079	5,260

Total	$77,333	$43,705	$37,920

*
includes capital lease obligations related to capital expenditures

Notes to Consolidated Financial Statements (Continued)

(22) Segment and geographic information (Continued)

	December 31, 2014	December 31, 2013
	Restated	Restated
Total assets:
U.S. Domestic	$1,018,035	$1,005,557
International	135,409	124,796

Total	$1,153,444	$1,130,353

Property and equipment:
U.S. Domestic	$239,203	$222,475
International	30,367	16,762

Total	$269,570	$239,237

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$489,434	$587,893
International	68,510	76,724

Total	$557,944	$664,617

        Total revenues attributable to the Company's operations in Argentina were $68.7 million, $64.0 million and $60.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Property and equipment attributable to the Company's operations in Argentina was $12.5 million and $7.6 million as of December 31, 2014 and 2013, respectively.

        The reconciliation of the Company's reportable segment profit and loss is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
	Restated	Restated	Restated
Facility gross profit	$295,768	$200,728	$209,336
Less:
General and administrative expenses	135,819	107,395	83,314
General and administrative salaries	114,064	89,655	78,813
General and administrative depreciation and amortization	17,299	12,432	15,292
Provision for doubtful accounts	19,253	12,146	16,916
Interest expense, net	113,279	86,747	77,494
Impairment loss	229,526	—	81,021
Early extinguishment of debt	8,558	—	4,473
Equity IPO expenses	4,905	—	—
Fair value adjustment of earn-out liability	1,627	130	1,219
Fair value adjustment of embedded derivative	837	—	—
Loss on sale leaseback transaction	135	313	—
Gain on the sale of an interest in a joint venture	—	(1,460)	—
Loss on the sale/disposal of property and equipment	119	336	748
Foreign currency transaction loss	678	1,138	241
(Gain) loss on foreign currency derivative contracts	(4)	467	1,165

Loss before income taxes and equity in net loss of joint ventures	$(350,327)	$(108,571)	$(151,360)

Notes to Consolidated Financial Statements (Continued)

(23) Unaudited Quarterly Financial Information

        The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein. The following tables present the Consolidated Balance Sheet data for each quarter end in 2014 (in thousands), including adjustments consistent with Note 2:

	September 30, 2014
	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,721	$(230)	$160,491
Restricted cash	7,239	230	7,469
Accounts receivable, net	139,316	(10,699)	128,617
Prepaid expenses	8,516	—	8,516
Inventories	4,596	(1,484)	3,112
Income taxes receivable	—	3,944	3,944
Deferred income taxes	108	3,557	3,665
Other	8,337	298	8,635

Total current assets	328,833	(4,384)	324,449
Equity investments in joint ventures	1,596	—	1,596
Property and equipment, net	274,655	(1,325)	273,330
Real estate subject to finance obligation	17,743	—	17,743
Goodwill	442,293	6,984	449,277
Intangible assets, net	83,727	(322)	83,405
Other assets	35,468	12,674	48,142

Total assets	$1,184,315	$13,627	$1,197,942

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,133	$5,200	$91,333
Accrued expenses	97,459	4,581	102,040
Income taxes payable	730	(241)	489
Current portion of long-term debt	25,950	—	25,950
Current portion of finance obligation	361	—	361
Other current liabilities	12,018	(855)	11,163

Total current liabilities	222,651	8,685	231,336
Long-term debt, less current portion	942,963	—	942,963
Finance obligation, less current portion	18,468	—	18,468
Embedded derivative features of Series A convertible redeemable preferred stock	15,006	—	15,006
Other long-term liabilities	45,505	21,687	67,192
Deferred income taxes	4,609	2,527	7,136

Total liabilities	1,249,202	32,899	1,282,101
Series A convertible redeemable preferred stock	304,271	—	304,271
Noncontrolling interests—redeemable	45,987	(30,302)	15,685
Commitments and contingencies
Equity:
Common stock	—	—	—
Additional paid-in capital	649,993	—	649,993
Retained deficit	(1,043,319)	(19,788)	(1,063,107)
Accumulated other comprehensive loss, net of tax	(37,901)	1,490	(36,411)

Total 21st Century Oncology Holdings, Inc. shareholder's deficit	(431,227)	(18,298)	(449,525)
Noncontrolling interests—nonredeemable	16,082	29,328	45,410

Total deficit	(415,145)	11,030	(404,115)

Total liabilities and equity	$1,184,315	$13,627	$1,197,942

Notes to Consolidated Financial Statements (Continued)

(23) Unaudited Quarterly Financial Information (Continued)

	June 30, 2014			March 31, 2014
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,682	$(232)	$25,450	$12,286	$(312)	$11,974
Restricted cash	14,760	232	14,992	14,080	312	14,392
Accounts receivable, net	144,325	(9,684)	134,641	143,469	(9,486)	133,983
Prepaid expenses	7,319	—	7,319	8,995	—	8,995
Inventories	4,841	(1,517)	3,324	4,973	(1,620)	3,353
Income taxes receivable	—	3,739	3,739	—	3,003	3,003
Deferred income taxes	46	3,557	3,603	184	3,557	3,741
Other	7,617	407	8,024	13,282	(509)	12,773

Total current assets	204,590	(3,498)	201,092	197,269	(5,055)	192,214
Equity investments in joint ventures	2,925	—	2,925	2,769	—	2,769
Property and equipment, net	275,297	(1,243)	274,054	275,170	(1,179)	273,991
Real estate subject to finance obligation	16,476	—	16,476	15,175	—	15,175
Goodwill	486,536	7,172	493,708	675,348	7,319	682,667
Intangible assets, net	87,451	(312)	87,139	91,141	(298)	90,843
Other assets	38,192	12,221	50,413	39,732	12,208	51,940

Total assets	$1,111,467	$14,340	$1,125,807	$1,296,604	$12,995	$1,309,599

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$83,153	$5,742	$88,895	$72,083	$3,800	$75,883
Accrued expenses	84,130	4,567	88,697	90,925	3,401	94,326
Income taxes payable	180	85	265	2,183	(154)	2,029
Current portion of long-term debt	38,180	—	38,180	31,172	—	31,172
Current portion of finance obligation	278	—	278	255	—	255
Other current liabilities	18,880	(732)	18,148	19,364	(1,663)	17,701

Total current liabilities	224,801	9,662	234,463	215,982	5,384	221,366
Long-term debt, less current portion	1,097,473	—	1,097,473	1,087,479	—	1,087,479
Finance obligation, less current portion	17,246	—	17,246	15,915	—	15,915
Embedded derivative features of Series A convertible redeemable preferred stock	—	—	—	—	—	—
Other long-term liabilities	45,549	21,054	66,603	44,503	20,812	65,315
Deferred income taxes	4,790	2,506	7,296	4,611	2,840	7,451

Total liabilities	1,389,859	33,222	1,423,081	1,368,490	29,036	1,397,526
Noncontrolling interests—redeemable	46,652	(30,652)	16,000	44,952	(28,979)	15,973
Commitments and contingencies
Equity:
Common stock	—	—	—	—	—	—
Additional paid-in capital	651,034	—	651,034	650,999	—	650,999
Retained deficit	(955,942)	(19,282)	(975,224)	(748,419)	(16,568)	(764,987)
Accumulated other comprehensive loss, net of tax	(36,128)	1,301	(34,827)	(35,430)	1,311	(34,119)

Total 21st Century Oncology Holdings, Inc. shareholder's deficit	(341,036)	(17,981)	(359,017)	(132,850)	(15,257)	(148,107)
Noncontrolling interests—nonredeemable	15,992	29,751	45,743	16,012	28,195	44,207

Total deficit	(325,044)	11,770	(313,274)	(116,838)	12,938	(103,900)

Total liabilities and equity	$1,111,467	$14,340	$1,125,807	$1,296,604	$12,995	$1,309,599

Notes to Consolidated Financial Statements (Continued)

(23) Unaudited Quarterly Financial Information (Continued)

        The following tables present Consolidated Statements of Operations and Comprehensive Loss for each quarter in 2014 (in thousands), including adjustments consistent with Note 2:

	Three Months Ended September 30, 2014
(in thousands):	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Net patient service revenue	$238,403	$(1,822)	$236,581
Management fees	16,762	—	16,762
Other revenue	2,453	223	2,676

Total revenues	257,618	(1,599)	256,019
Expenses:
Salaries and benefits	134,599	—	134,599
Medical supplies	24,771	—	24,771
Facility rent expenses	14,867	—	14,867
Other operating expenses	15,558	—	15,558
General and administrative expenses	37,811	108	37,919
Depreciation and amortization	22,388	(30)	22,358
Provision for doubtful accounts	5,621	—	5,621
Interest expense, net	30,233	—	30,233
Impairment loss	47,526	—	47,526
Early extinguishment of debt	8,558	—	8,558
Equity initial public offering expenses	742	(742)	—
Fair value adjustment of earn-out liabilities	209	—	209
Loss on the sale/disposal of property and equipment	—	197	197
Loss on foreign currency transactions	210	14	224

Total expenses	343,093	(453)	342,640

Loss before income taxes and equity interest loss in joint ventures	(85,475)	(1,146)	(86,621)
Income tax expense (benefit)	1,173	(645)	528

Loss before equity in net loss of joint ventures	(86,648)	(501)	(87,149)
Equity in net loss of joint ventures	—	(26)	(26)

Net loss	(86,648)	(527)	(87,175)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(729)	21	(708)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(87,377)	(506)	(87,883)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(1,990)	137	(1,853)

Other comprehensive loss	(1,990)	137	(1,853)

Comprehensive loss:	(88,638)	(390)	(89,028)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable	(512)	73	(439)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(89,150)	$(317)	$(89,467)

Notes to Consolidated Financial Statements (Continued)

(23) Unaudited Quarterly Financial Information (Continued)

	Three Months Ended June 30, 2014			Three Months Ended March 31, 2014
(in thousands):	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Net patient service revenue	$245,950	$(2,801)	$243,149	$213,908	$(1,112)	$212,796
Management fees	16,856	—	16,856	16,597	—	16,597
Other revenue	3,092	141	3,233	2,892	53	2,945

Total revenues	265,898	(2,660)	263,238	233,397	(1,059)	232,338
Expenses:
Salaries and benefits	135,803	—	135,803	125,909	—	125,909
Medical supplies	24,502	—	24,502	21,734	—	21,734
Facility rent expenses	17,167	—	17,167	15,495	—	15,495
Other operating expenses	16,096	—	16,096	14,381	—	14,381
General and administrative expenses	34,060	100	34,160	30,114	76	30,190
Depreciation and amortization	22,162	(28)	22,134	20,722	(28)	20,694
Provision for doubtful accounts	3,428	—	3,428	4,296	—	4,296
Interest expense, net	29,899	—	29,899	27,527	—	27,527
Impairment loss	182,000	—	182,000	—	—	—
Equity initial public offering expenses	4,163	742	4,905	—	—	—
Loss on sale leaseback transaction	—	—	—	135	—	135
Fair value adjustment of earn-out liabilities	204	—	204	199	—	199
Loss on the sale/disposal of property and equipment	—	44	44	—	15	15
Loss on foreign currency transactions	79	(17)	62	28	(20)	8
(Gain) loss on foreign currency derivative contracts	—	—	—	(4)	—	(4)

Total expenses	469,563	841	470,404	260,536	43	260,579

Loss before income taxes and equity interest loss in joint ventures	(203,665)	(3,501)	(207,166)	(27,139)	(1,102)	(28,241)
Income tax expense (benefit)	934	(839)	95	2,106	(488)	1,618

Loss before equity in net loss of joint ventures	(204,599)	(2,662)	(207,261)	(29,245)	(614)	(29,859)
Equity in net loss of joint ventures	—	(97)	(97)	—	(38)	(38)

Net loss	(204,599)	(2,759)	(207,358)	(29,245)	(652)	(29,897)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(2,925)	45	(2,880)	(936)	4	(932)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(207,524)	(2,714)	(210,238)	(30,181)	(648)	(30,829)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(750)	(81)	(831)	(9,856)	994	(8,862)

Other comprehensive loss	(750)	(81)	(831)	(9,856)	994	(8,862)

Comprehensive loss:	(205,349)	(2,840)	(208,189)	(39,101)	342	(38,759)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable	(2,873)	116	(2,757)	(117)	30	(87)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(208,222)	$(2,724)	$(210,946)	$(39,218)	$372	$(38,846)

Notes to Consolidated Financial Statements (Continued)

(23) Unaudited Quarterly Financial Information (Continued)

        The following tables present the Consolidated Balance Sheet data for each quarter end in 2013 (in thousands), including adjustments consistent with Note 2:

	September 30, 2013
	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,469	$(347)	$32,122
Restricted cash	5,002	347	5,349
Accounts receivable, net	97,337	(11,273)	86,064
Prepaid expenses	7,898	—	7,898
Inventories	4,647	(1,627)	3,020
Income taxes receivable	—	1,299	1,299
Deferred income taxes	981	1,060	2,041
Other	8,445	1,868	10,313

Total current assets	156,779	(8,673)	148,106
Equity investments in joint ventures	684	—	684
Property and equipment, net	217,575	(1,206)	216,369
Real estate subject to finance obligation	20,704	—	20,704
Goodwill	503,908	2,237	506,145
Intangible assets, net	30,816	(273)	30,543
Other assets	38,097	9,442	47,539

Total assets	$968,563	$1,527	$970,090

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,030	$2,600	$40,630
Accrued expenses	63,974	356	64,330
Income taxes payable	2,769	(1,584)	1,185
Current portion of long-term debt	12,333	—	12,333
Current portion of finance obligation	298	—	298
Other current liabilities	5,014	421	5,435

Total current liabilities	122,418	1,793	124,211
Long-term debt, less current portion	837,810	—	837,810
Finance obligation, less current portion	22,089	—	22,089
Other long-term liabilities	25,007	14,141	39,148
Deferred income taxes	5,055	209	5,264

Total liabilities	1,012,379	16,143	1,028,522
Noncontrolling interests—redeemable	15,933	—	15,933
Commitments and contingencies
Equity:
Common stock	—	—	—
Additional paid-in capital	650,680	—	650,680
Retained deficit	(703,312)	(13,071)	(716,383)
Accumulated other comprehensive loss, net of tax	(20,432)	(624)	(21,056)

Total 21st Century Oncology Holdings, Inc. shareholder's deficit	(73,064)	(13,695)	(86,759)
Noncontrolling interests—nonredeemable	13,315	(921)	12,394

Total deficit	(59,749)	(14,616)	(74,365)

Total liabilities and equity	$968,563	$1,527	$970,090

Notes to Consolidated Financial Statements (Continued)

(23) Unaudited Quarterly Financial Information (Continued)

	June 30, 2013			March 31, 2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,759	$(426)	$11,333	$10,727	$(334)	$10,393
Restricted cash	5,001	426	5,427	—	334	334
Accounts receivable, net	90,869	(9,853)	81,016	97,852	(9,262)	88,590
Prepaid expenses	7,383	—	7,383	7,549	—	7,549
Inventories	4,365	(1,537)	2,828	4,055	(1,499)	2,556
Income taxes receivable	—	1,003	1,003	—	484	484
Deferred income taxes	810	1,063	1,873	703	1,060	1,763
Other	5,834	847	6,681	8,550	(639)	7,911

Total current assets	126,021	(8,477)	117,544	129,436	(9,856)	119,580
Equity investments in joint ventures	781	—	781	666	—	666
Property and equipment, net	224,714	(1,373)	223,341	217,760	(1,158)	216,602
Real estate subject to finance obligation	20,465	—	20,465	19,350	—	19,350
Goodwill	504,302	2,715	507,017	484,996	3,190	488,186
Intangible assets, net	33,797	(245)	33,552	32,432	(203)	32,229
Other assets	40,695	9,413	50,108	41,709	9,382	51,091

Total assets	$950,775	$2,033	$952,808	$926,349	$1,355	$927,704

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,261	$1,500	$36,761	$33,064	$1,700	$34,764
Accrued expenses	50,883	252	51,135	62,123	48	62,171
Income taxes payable	2,327	(1,146)	1,181	2,923	(1,308)	1,615
Current portion of long-term debt	12,907	—	12,907	10,502	—	10,502
Current portion of finance obligation	283	—	283	279	—	279
Other current liabilities	8,625	(628)	7,997	10,293	(2,006)	8,287

Total current liabilities	110,286	(22)	110,264	119,184	(1,566)	117,618
Long-term debt, less current portion	799,028	—	799,028	749,792	—	749,792
Finance obligation, less current portion	21,839	—	21,839	20,429	—	20,429
Other long-term liabilities	23,950	13,784	37,734	22,646	13,676	36,322
Deferred income taxes	5,593	424	6,017	5,987	443	6,430

Total liabilities	960,696	14,186	974,882	918,038	12,553	930,591
Noncontrolling interests—redeemable	16,350	—	16,350	11,379	—	11,379
Commitments and contingencies
Equity:
Common stock	—	—	—	—	—	—
Additional paid-in capital	652,252	—	652,252	652,098	—	652,098
Retained deficit	(677,903)	(10,641)	(688,544)	(657,764)	(9,946)	(667,710)
Accumulated other comprehensive loss, net of tax	(16,526)	(743)	(17,269)	(13,478)	(645)	(14,123)

Total 21st Century Oncology Holdings, Inc. shareholder's deficit	(42,177)	(11,384)	(53,561)	(19,144)	(10,591)	(29,735)
Noncontrolling interests—nonredeemable	15,906	(769)	15,137	16,076	(607)	15,469

Total deficit	(26,271)	(12,153)	(38,424)	(3,068)	(11,198)	(14,266)

Total liabilities and equity	$950,775	$2,033	$952,808	$926,349	$1,355	$927,704

Notes to Consolidated Financial Statements (Continued)

(23) Unaudited Quarterly Financial Information (Continued)

        The following tables present Consolidated Statements of Operations and Comprehensive Loss for each quarter in 2013 (in thousands), including adjustments consistent with Note 2:

	Three Months Ended September 30, 2013
(in thousands):	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Net patient service revenue	$178,655	$(3,547)	$175,108
Other revenue	2,385	229	2,614

Total revenues	181,040	(3,318)	177,722
Expenses:
Salaries and benefits	98,032	—	98,032
Medical supplies	15,917	—	15,917
Facility rent expenses	11,427	—	11,427
Other operating expenses	11,882	—	11,882
General and administrative expenses	24,936	270	25,206
Depreciation and amortization	16,059	(27)	16,032
Provision for doubtful accounts	3,767	—	3,767
Interest expense, net	21,952	—	21,952
Loss on the sale/disposal of property and equipment	—	136	136
Loss on foreign currency transactions	364	(49)	315
Loss on foreign currency derivative contracts	67	—	67

Total expenses	204,403	330	204,733

Loss before income taxes and equity interest loss in joint ventures	(23,363)	(3,648)	(27,011)
Income tax expense (benefit)	1,699	(1,261)	438

Loss before equity in net loss of joint ventures	(25,062)	(2,387)	(27,449)
Equity in net loss of joint ventures	—	(93)	(93)

Net loss	(25,062)	(2,480)	(27,542)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(347)	51	(296)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(25,409)	(2,429)	(27,838)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(4,228)	18	(4,210)

Other comprehensive loss	(4,228)	18	(4,210)

Comprehensive loss:	(29,290)	(2,462)	(31,752)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable	(25)	152	127

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(29,315)	$(2,310)	$(31,625)

Notes to Consolidated Financial Statements (Continued)

(23) Unaudited Quarterly Financial Information (Continued)

	Three Months Ended June 30, 2013			Three Months Ended March 31, 2013
(in thousands):	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Net patient service revenue	$175,847	$(1,175)	$174,672	$171,973	$(2,061)	$169,912
Other revenue	2,262	218	2,480	2,004	190	2,194

Total revenues	178,109	(957)	177,152	173,977	(1,871)	172,106
Expenses:
Salaries and benefits	99,687	—	99,687	96,253	—	96,253
Medical supplies	14,407	—	14,407	15,842	—	15,842
Facility rent expenses	10,675	—	10,675	10,183	—	10,183
Other operating expenses	10,997	—	10,997	10,276	—	10,276
General and administrative expenses	23,161	187	23,348	20,735	183	20,918
Depreciation and amortization	15,320	(23)	15,297	15,171	(21)	15,150
Provision for doubtful accounts	2,015	—	2,015	3,075	—	3,075
Interest expense, net	20,473	—	20,473	19,944	—	19,944
Gain on the sale of an interest in a joint venture	(1,460)	—	(1,460)	—	—	—
Loss on the sale/disposal of property and equipment	—	10	10	—	66	66
Loss on foreign currency transactions	758	(54)	704	44	(35)	9
Loss on foreign currency derivative contracts	190	—	190	52	—	52

Total expenses	196,223	120	196,343	191,575	193	191,768

Loss before income taxes and equity interest loss in joint ventures	(18,114)	(1,077)	(19,191)	(17,598)	(2,064)	(19,662)
Income tax expense (benefit)	1,371	(598)	773	1,779	(529)	1,250

Loss before equity in net loss of joint ventures	(19,485)	(479)	(19,964)	(19,377)	(1,535)	(20,912)
Equity in net loss of joint ventures	—	(208)	(208)	—	(124)	(124)

Net loss	(19,485)	(687)	(20,172)	(19,377)	(1,659)	(21,036)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(654)	(8)	(662)	(364)	51	(313)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(20,139)	(695)	(20,834)	(19,741)	(1,608)	(21,349)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(3,408)	(268)	(3,676)	(2,181)	(439)	(2,620)

Other comprehensive loss	(3,408)	(268)	(3,676)	(2,181)	(439)	(2,620)

Comprehensive loss:	(22,893)	(955)	(23,848)	(21,558)	(2,098)	(23,656)

Comprehensive income attributable to noncontrolling interests—redeemable and non-redeemable	(294)	162	(132)	(197)	205	8

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(23,187)	$(793)	$(23,980)	$(21,755)	$(1,893)	$(23,648)

(24) Subsequent Events

Greenville, North Carolina

        On January 1, 2016, the Company contributed its Greenville, North Carolina treatment center operations into a newly formed joint venture ("Newco"). Simultaneously, a local hospital system contributed its Greenville, North Carolina treatment center operations into Newco and purchased

Notes to Consolidated Financial Statements (Continued)

(24) Subsequent Events (Continued)

additional ownership interests from the Company for approximately $6.2 million. As a result of the transaction, the Company owns 50% of Newco. In addition, The Company determined it does not control Newco as of January 1, 2016 and deconsolidated the operations of its Greenville, North Carolina treatment center as of the transaction date.

Legal Proceedings

        On November 13, 2015, the Company was advised by the FBI that patient information was illegally obtained by an unauthorized third party who may have gained access to a Company database.

        On March 9, 2016, 21C entered into a settlement (the "Gamma Settlement") with the federal government to resolve the Gamma investigation. 21C has agreed to pay a settlement amount of $34.7 million as part of the Gamma settlement. 21C fully cooperated with the federal government and has entered into the Gamma Settlement with no admission of wrongdoing. There was no indication that patient harm was a component of the dispute and the Company is not aware of harm to any patient related to this dispute. In connection with the Gamma Settlement, we entered into a letter agreement with the OIG to expand the Corporate Integrity Agreement ("CIA"). Pursuant to the letter agreement, we agreed to develop and implement a training plan regarding the Gamma function and to engage an independent review organization to conduct an annual review of certain claims.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 23, 2016.

21ST CENTURY ONCOLOGY HOLDINGS, INC.
By:	/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D. Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ ROBERT L. ROSNER Robert L. Rosner	Director	August 23, 2016
/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	August 23, 2016
/s/ LEANNE M. STEWART LeAnne M. Stewart	Chief Financial Officer (Principal Financial Officer)	August 23, 2016
/s/ JOSEPH BISCARDI Joseph Biscardi	Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer (Principal Accounting Officer)	August 23, 2016
/s/ JAMES L. ELROD, JR. James L. Elrod, Jr.	Director	August 23, 2016
/s/ ERIN L. RUSSELL Erin L. Russell	Director	August 23, 2016
/s/ CHRISTIAN HENSLEY Christian Hensley	Director	August 23, 2016
/s/ HOWARD M. SHERIDAN, M.D. Howard M. Sheridan, M.D.	Director	August 23, 2016

Name	Title	Date

/s/ ROBERT W. MILLER Robert W. Miller	Director	August 23, 2016
/s/ WILLIAM R. SPALDING William R. Spalding	Director	August 23, 2016

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

Exhibit Number	Description
4.12	Tenth Supplemental Indenture, dated as of March 9, 2015, by and among 21st Century Oncology of Washington, LLC, 21st Century Oncology, Inc., each other then existing guarantor named therein and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.12 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.
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
4.16
Second Supplemental Indenture, dated as of March 9, 2015, by and among 21st Century Oncology of Washington, LLC, 21st Century Oncology, Inc., each other then existing guarantor named therein and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.16 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.
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
4.19
First Supplemental Indenture, dated as of November 19, 2013, by and among Southern New England Regional Cancer Center, LLC, Palms West Radiation Therapy, L.L.C., OnCure Holdings, Inc., each other then existing guarantor named therein and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.19 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.
4.20
Second Supplemental Indenture, dated as of March 9, 2015, by and among 21st Century Oncology of Washington, LLC, OnCure Holdings, Inc., each other then existing guarantor named therein and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.20 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.
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

Exhibit Number	Description
10.25	Master Lease, dated March 31, 2010, among Theriac Rollup, LLC, and its wholly owned subsidiaries as Landlord and Arizona Radiation Therapy Management Services, Inc., 21st Century Oncology, LLC, 21st Century Oncology Management Services, Inc., 21st Century Oncology of El Segundo, LLC, 21st Century Oncology of Kentucky, LLC, Nevada Radiation Therapy Management Services, Inc., West Virginia Radiation Therapy Services, Inc., 21st Century Oncology of New Jersey, Inc., Central Massachusetts Comprehensive Cancer Center, LLC, Jacksonville Radiation Therapy Services, Inc., 21st Century Oncology of Jacksonville, Inc., California Radiation Therapy Management Services, Inc. and Palms West Radiation Therapy, LLC, collectively as Tenant for certain facilities located in Arizona, California, Florida, Kentucky, Massachusetts, New Jersey, Nevada and West Virginia, as guaranteed by Radiation Therapy Services, Inc., incorporated herein by reference to Exhibit 10.23 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.26
Amended and Restated Master Lease, dated October 31, 2012, by and among Spirit SPE Portfolio 2012- 3, LLC, Specialists in Urology Surgery Center, LLC, Specialists in Urology, P.A. and 21st Century Oncology, LLC, as a joining lessee under that certain Joinder and Assumption of Obligations Under Amended and Restated Master Lease Agreement, dated May 24, 2013, by and between Specialists in Urology, P.A. and 21st Century Oncology, LLC for certain facilities located in Naples, Bonita Springs, Fort Myers and Cape Coral, Florida (incorporated herein by reference to Exhibit 10.59 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014) and as amended in the Second Amended and Restated Master Lease, dated November 10, 2014, by and among Spirit Master Funding VII, LLC, Specialists in Urology Surgery Center, LLC and 21st Century Oncology, LLC, incorporated herein by reference to Exhibit 10.26 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.
10.27
Administrative Services Agreement, dated January 1, 1997, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between New York Radiation Therapy Management Services, Incorporated and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Addendum to Administrative Services Agreement, dated January 1, 2011, between New York Radiation Therapy Management Services, LLC f/k/a New York Radiation Therapy Management Services, Inc. and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to 21st Century Oncology, Inc.'s Annual Report on Form 10-K filed on March 11, 2011), Addendum to Administrative Services Agreement, dated January 1, 2012, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012), Addendum to Administrative Services Agreement, dated January 1, 2013, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.49 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 28, 2013), Addendum to Administrative Services Agreement, dated January 1, 2014, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A. (incorporated herein by reference to Exhibit 10.11 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014) and Addendum to Administrative Services Agreement, dated January 1, 2015, between New York Radiation Therapy Management Services, LLC and Yonkers Radiation Medical Practice, P.A, incorporated herein by reference to Exhibit 10.27 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.

Exhibit Number	Description
10.28	Administrative Services Agreement, dated January 1, 2002, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2002, Addendum to Administrative Services Agreement, dated January 1, 2004, Addendum to Administrative Services Agreement, dated January 1, 2005, Addendum to Administrative Services Agreement, dated January 1, 2006, Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between North Carolina Radiation Therapy Management Services, LLC f/k/a North Carolina Radiation Therapy Management Services, Inc. and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Addendum to Administrative Services Agreement, dated January 1, 2011, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology, Inc.'s Annual Report on Form 10-K filed on March 11, 2011), Addendum to Administrative Services Agreement, dated January 1, 2012, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012), Addendum to Administrative Services Agreement, dated January 1, 2013, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 28, 2013), Addendum to Administrative Services Agreement, dated January 1, 2014, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.12 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014), Addendum to Administrative Services Agreement, dated July 1, 2014, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.4 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 28, 2014) and Addendum to Administrative Services Agreement, dated January 1, 2015, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A, incorporated herein by reference to Exhibit 10.28 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.
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
10.40
Facility and Management Services Agreement, dated October 18, 2013, by and between U.S. Cancer Care, Inc. and 21st Century Oncology of California, a Medical Corporation for certain facilities located in California (incorporated herein by reference to Exhibit 10.61 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014), as amended by that certain Addendum to Facility and Management Services Agreement, dated January 1, 2015, between U.S. Cancer Care, Inc. and 21st Century Oncology of California, a Medical Corporation, incorporated herein by reference to Exhibit 10.40 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.
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

Exhibit Number	Description
10.47	Fifth Amended and Restated Limited Liability Company Agreement of 21st Century Oncology Investments, dated effective September 26, 2014, incorporated herein by reference to Exhibit 10.4 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.
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
10.51
Second Amended and Restated Security-holders Agreement, dated as of September 26, 2014, by and among 21st Century Oncology Investments, LLC, 21st Century Oncology Holdings, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.
10.52
Amended and Restated Management Agreement, dated September 26, 2014, by and among 21st Century Oncology, Inc., 21st Century Oncology Holdings, Inc., 21st Century Oncology Investments, LLC and Vestar Capital Partners, incorporated herein by reference to Exhibit 10.5 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015.
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.¥
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 11, 2011.
21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.¥
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.¥
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.¥
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.¥
99.1	Supplemental Consolidating Financial Information¥

Exhibit Number	Description
101	The following financial information from 21st Century Oncology Holdings, Inc. Annual Report on Form 10 K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.¥

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+
Management contracts and compensatory plans and arrangements.

¥
Filed herewith.