Form 10-K
period 2015-12-31
21st Century Oncology Holdings, Inc.
filed 2016-08-23
CIK 1503518

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

PART I

Item 1.    Business

        References in this Annual Report on Form 10-K to "we," "us," "our" and the "Company" are references to 21st Century Oncology Holdings, Inc. (formerly known as Radiation Therapy Services Holdings, Inc.) and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise or unless indicated otherwise. References in this Annual Report on Form 10-K to "Parent" and "21CH" are references to 21st Century Oncology Holdings, Inc. and not to its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates. References in this Annual Report on Form 10-K to "21C" are references to 21st Century Oncology, Inc. (formerly known as Radiation Therapy Services, Inc.), 21CH's direct subsidiary. References in this Annual Report on Form 10-K to "our treatment centers" refer to owned, managed and hospital based treatment centers.

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

        We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of December 31, 2015, deployed approximately 947 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological, general surgery and urology. Our physicians provide medical services at approximately 375 locations, including our 181 radiation therapy centers, of which 59 operate in partnership with health systems. Our cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 32 local markets in 17 states. Our 36 international treatment centers in seven Latin American markets are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets.

        Our operating philosophy is to provide academic center level care to cancer patients in a community setting. We employ or affiliate with leading physicians and provide them with the advanced medical technology necessary to achieve optimal outcomes. In support of our physicians, we develop and invest in medical management software, training programs and business enterprise systems to allow for rapid diffusion of clinical initiatives resulting in continuous quality improvement. In addition, we maintain strong research relationships with academic centers of excellence and research groups, providing us with access to cutting edge treatments. As a result, we attract and retain talented physician leaders by providing opportunities to work in a stimulating clinical environment designed to deliver high quality patient care.

        Our Company was founded in 1983 by a group of physicians that came together to deliver academic level quality radiation therapy at the community level. With significant investment in clinical programs, operating infrastructure and business systems, we expanded our delivery of sophisticated radiation therapy services domestically and then globally. Given the changing healthcare landscape, increased focus on lower cost, higher quality care and the potential for value-based reimbursement, we built a complete and integrated cancer care platform to better meet the needs of patients, physicians and payers. We proactively broadened our provision of care to include a full spectrum of cancer care services by employing and affiliating with physicians in the related specialties of medical oncology, breast, gynecological, general surgery and urology. This innovative approach to cancer care through our

ICC model enables us to collaborate across our physician base, integrate services and payments for related medical needs and disseminate best practices. We believe this results in better cancer care to patients, a stronger presence in each market we serve and the ability to capitalize on changes and developments in the payment and delivery landscape.

        We have demonstrated an ability to grow our business through various environments, and we believe our business is poised for accelerated success given the current industry focus on delivering high quality care in a lower cost setting. The key components of our business model include:

  •
  Differentiated Scale—We treat over 34,000 cases and perform over 817,000 treatments annually. As a result of our scale, we believe we have a higher level of efficiency and clinical and operational sophistication that health systems seek in partners and payers seek for in contractual relationships. In addition, our scale makes us the destination of choice for acquisition candidates and physicians pursuing alignment with larger enterprises.

  •
  ICC Model—Developed to further penetrate existing markets and provide for enhanced clinical care, we believe our ICC model positions us as a key partner for payers, physicians and hospital systems today and to become an important part of any clinical enterprise of the future that seeks superior outcomes at predictable and affordable costs.

  •
  Health System Partnerships—Created to capitalize on the trend of health systems leveraging partners to improve their oncology service offering and help manage the strategic, operational and financial challenges stemming from healthcare reform. These challenges include the pressure to contain healthcare costs, align with key physician resources and manage competitive demands for capital.

  •
  Collaborative Payment Arrangements—Proactively developed collaborative relationships with key payers and industry participants to create alternative payment mechanisms to reduce cost and improve quality. For example, we developed and implemented the nation's first bundled payment radiation therapy program with a national private payer.

        In addition to our demonstrated success in varied environments, we have capitalized on the strength and breadth of our platform to develop new growth opportunities. In 2011, we acquired and partnered with the management team of Medical Developers, LLC ("MDLLC"), the largest company in Latin America dedicated to radiation therapy. This investment was very attractive due to the demand created by a significantly underserved patient population, increased detection, a growing middle-class and expanded insurance access. MDLLC provided us an opportunity for enhanced growth rates and diversified payment sources.

        We have grown through a combination of organic, internally developed ("de novo"), acquisition and joint venture opportunities and innovative payer and hospital system relationships. We believe these major avenues for growth will become increasingly attractive as our scale, sophistication and clinical capabilities continue to distinguish us from our competition. We will continue to employ or affiliate with quality physicians, acquire freestanding radiation oncology centers and partner with leading health systems and payers as a result of the superior value proposition we provide each of these constituents:

  •
  Physicians—We believe physicians choose to join us because of our physician-focused culture, best-in-class clinical and research platform focused on oncology and affiliations with leading academic programs. Physician income is typically enhanced due to the breadth of our services, our focus on technology, the benefits of our ICC model and our scale.

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

        For the year ended December 31, 2015, we generated total revenues of $1.1 billion. During this time period, 89.1% of our net revenue was derived in North America, and 10.9% in Latin America.

        On February 10, 2014, we invested in Florida-based SFRO Holdings, LLC (together with its subsidiaries, "SFRO"), acquiring 65% of the equity interests in SFRO, increasing the number of our radiation therapy treatment centers by 21 and adding 88 additional ICC and radiation oncology physicians (the "SFRO Joint Venture"). On July 2, 2015, we purchased the remaining 35% of SFRO.

        We were incorporated on October 9, 2007 under the name Radiation Therapy Services Holdings, Inc. and currently exist as a Delaware corporation. On December 5, 2013, we changed our name to 21st Century Oncology Holdings, Inc. Our business was originally formed in 1983. On February 21, 2008, we consummated the merger of a wholly owned subsidiary of 21CH with and into 21C, with 21C as the surviving corporation and as wholly owned subsidiary of 21CH (the "Merger"). We were acquired in 2008 pursuant to the Merger by affiliates of Vestar Capital Partners ("Vestar"). Our principal executive office is located at 2270 Colonial Boulevard, Fort Myers, Florida 33907 and our telephone number is (239) 931-7254. The address of our main website is www.21co.com.

Industry Trends

        Cancer treatment is an important, large and growing market globally. We operate in the $290 billion global cancer care market, of which the domestic market comprises approximately $125 billion, as of 2010. Cancer is the second leading cause of death in the United States and globally. According to the most recent data available from the World Health Organization, global cancer prevalence includes approximately 33 million cases with approximately 14 million new cases and approximately 8 million cancer-related deaths per year. In addition to the scale of the current addressable market, cancer incidence in the United States is estimated to grow at an approximately 2% rate annually through 2030, with an outsized proportion of treatments occurring in outpatient settings which are expected to grow at approximately 31% compared to approximately 3% for inpatient services, from 2013 to 2023. As the population ages, the number of U.S. cancer diagnoses is expected to continue to increase, as approximately 86% of all cancers diagnosed were in persons 50 years of age and older. Additionally, since 2006, the percentage of cancer cases addressed by radiation has grown from approximately 55% to nearly two-thirds.

        We believe we are well-positioned to benefit from other major trends currently affecting the healthcare services markets in which we compete, including:

Focus on Cost Containment in Healthcare

        Rising healthcare costs have continued to strain federal, state and local, as well as employer and patient budgets. In addition, domestic cancer costs are projected to grow from $125 billion in 2010 to $207 billion by 2020, and oncology is typically one of the top two largest cost categories for health plans. Efficient management of cancer care across the patient continuum through utilization of more efficient outpatient settings, which can cost less for commercial payers than other alternatives, and coordination across medical disciplines represents a significant opportunity to contain and reduce overall healthcare costs while improving quality and outcomes. In addition, newly developed health insurance exchanges may ultimately present a significant opportunity for us, as payers look to contract with high quality, low cost providers in local markets. We believe we are well positioned to benefit from this trend as the largest provider of lower cost, convenient and high clinical quality cancer care service in outpatient settings. This will also be of increased importance as patients have an increased responsibility for their healthcare costs.

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

        The radiation therapy and related physician specialist landscape is highly fragmented. In 2013, there were approximately 2,340 locations providing radiation therapy in the United States, of which approximately 1,100 were freestanding, or non-hospital based, treatment centers. We believe the Company holds approximately 13% of the freestanding market. It is estimated that there are approximately 794,000 physicians in the United States today, of which 37% remain independent as compared to approximately 50% a decade ago. The Latin American radiation therapy market is similarly fragmented with most competition coming from hospitals and smaller local groups. In Argentina, we are the largest radiation therapy provider. In the majority of other Latin American markets that we serve, we are the number one or number two provider.

Service and Treatment Offerings

        Beginning from a foundation of high-quality radiation therapy centers, we have developed a clinically integrated network of multiple medical disciplines in order to provide a comprehensive set of cancer care services for our patients. In many markets, we employ medical oncologists, breast surgeons, colorectal surgeons, urologists, gynecologic oncologists and other medical professionals whose surgical and medical skills complement our legacy radiation oncology services to complete the end-to-end care of the cancer patient. By leveraging our clinical data management systems, best practices clinical pathway models and clinical performance metrics developed and refined over many years on the radiation therapy side of the business, we have been able to achieve effective care coordination among these other disciplines and an overall level of medical practice comparable to that observed at the best academic cancer centers in the US.

        Particularly unique to our model is our ability to provide a high level of comprehensive and coordinated cancer care in a community setting. Many of our competitors in our markets instead consist of single-specialty practices offering more fragmented care. Further differentiating us from our competitors is our capacity in each market to provide a complete selection of advanced radiotherapy services that may otherwise be locally unavailable. In addition, we provide support services including psychological and nutritional counseling as well as transportation assistance (consistent with regulatory guidelines).

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

Stereotactic Radiosurgery

A process of delivering highly precise, highly accurate, high dose radiation to small tumors. In general, stereotactic radiosurgery delivers treatment with greater precision and accuracy than either intensity modulated radiation therapy or conformal therapy. Historically, stereotactic radiosurgery was used for brain tumors, but recent advancements in imaging and radiation delivery technologies have allowed for expanding applications of this technology to the treatment of extra cranial cancers.

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

Radiopharmaceutical Therapy

Enables radiation oncologists to treat cancer that has metastasized widely to the skeleton with an intravenously injected radioactive solution that is rapidly absorbed by the skeleton and delivers the radiation dose comprehensively to the entire skeleton.

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

Continue to Pursue Our Acquisition Strategy

        Acquisitions and joint ventures are important parts of our expansion plans, and we have invested in the tools and infrastructure to capitalize on these opportunities. The landscape of radiation therapy and related physician specialists is highly fragmented. In 2013, there were approximately 2,340 locations providing radiation therapy in the United States, of which approximately 1,100 were freestanding, or non-hospital based, treatment centers. The Company holds approximately 13% of the freestanding market. In a broader trend, it is estimated that there are approximately 794,000 physicians in the United States today, of which 37% remain independent as compared to over 50% a decade ago. The Latin American radiation therapy market is similarly fragmented with most competition coming from hospitals and smaller local groups.

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

Expand in New and Existing International Markets

        Organic and acquisition growth opportunities for radiation therapy services outside of the United States are driven largely by higher volume growth from strong underlying demographic and healthcare industry trends, an underserved and fragmented market and increased access to and payment for technology in the treatment of cancer. We continue to pursue de novo centers, acquisitions, joint ventures and hospital partnerships to facilitate expansion in existing and new Latin American markets. In addition to our strategy in Latin America, we may selectively evaluate and pursue expansion in other international markets to further enhance our growth profile and diversify our revenue.

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

Treatment Center Operations

        Our treatment centers are designed to deliver high-quality radiation therapy in a patient-friendly environment. A treatment center typically has one or two linear accelerators, with additional rooms for simulators, computed tomography ("CT") scanners, physician offices, film processing and physics functions. In addition, treatment centers include a patient waiting room, dressing rooms, exam rooms and hospitality rooms, all of which are designed to minimize patient discomfort. As of December 31, 2015, in 22 of our treatment centers other cancer care specialists are co-located with our radiation therapy specialists.

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

Standardized Operating Procedures

        We have developed standardized operating procedures for our treatment centers in order to ensure that our professionals are able to operate uniformly and efficiently. Our manuals, policies and procedures are refined and modified as needed to increase productivity and efficiency and to provide for the safety of our employees and patients. We believe that our standard operating procedures facilitate the interaction of physicians, physicists, dosimetrists, radiation therapists and other employees and permit the interchange of employees among our treatment centers. In addition, standardized procedures facilitate the training of new employees. The quality of our operating and related quality assurance procedures has been recognized by the accrediting bodies in our field, namely the American College of Radiology ("ACR") and the American College of Radiation Oncology ("ACRO").

Coding and Billing

        Coding involves the translation of data from a patient's medical chart to our billing system for submission to third-party payers. Our treatment centers provide radiation therapy services under a series of different professional and technical codes, which determine reimbursement. Our Chief Medical Officer, Chief Compliance Officer and certified professional coders work together to establish universal coding and billing rules and procedures. Our certified coders are in charge of executing these rules and procedures. To provide an external check on the integrity of the coding process, we conduct internal audits and periodically retain the services of an external consultant to review and assess our coding procedures and processes. Billing and collection functions are performed centrally. In certain of our ICC practices, billing is performed at the respective physician practice locations or by contracted third party billers. Collections associated with the ICC practices are centralized through our lockbox accounts. In an effort to improve collections, we have increased efforts to confirm patient eligibility with payers, verify insurance coverage, and facilitate payment plans.

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

Clinical Research

        We believe that a well-managed clinical research program enhances the reputation of our physicians and our ability to recruit new cancer specialists. Our treatment centers participate in national cooperative group trials and we have a full-time, in-house research staff. We maintain a proprietary database of information on over 168,000 patients. The data collected includes information on tumor characteristics which can be used to conduct research, measure quality outcomes and improve patient care. In 2015, our radiation oncologists published approximately 831 articles in peer reviewed journals and periodicals.

Payer Contracting

        In an effort to enhance and improve our relationships with managed care and commercial payers, we have added management resources with experience in payer contracting. As a result, we have been able to improve contract terms and increase payment rates in many cases. In addition, we have developed an episode of care or bundled payment agreement with certain payers and are working to develop similar arrangements with other payers. We believe these innovative payment approaches will improve alignment and increase our business opportunities with these payers.

Educational Initiatives

        In 1989, we founded The Radiation Therapy School for Radiation Therapy Technology, which is accredited by the Joint Review Committee on Education in Radiologic Technology. The school trains individuals to become radiation therapists. Upon graduation, students become eligible to take the national registry examination administered by the American Registry of Radiologic Technologists. Since opening in 1989, the school has produced 163 graduates, 78 of whom are currently employed by us.

        Recognizing a growing need for individuals trained in treatment planning, we founded a Training Program for Medical Dosimetry in 2005. As of December 31, 2015, a total of 34 students have completed or are in the process of completing the program in dosimetry.

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

Treatment Centers

        As of December 31, 2015, we owned, operated and managed 181 treatment centers in our 6 domestic divisions and our international markets. Of the 181 total centers, 59 are operated in partnership with health systems and other clinics and community-based sites. In the United States, 48 of these centers are based either on a hospital campus or affiliated with a hospital system, and in Latin America, 11 of these centers are based either on a hospital campus or affiliated with a hospital system.

Internally Developed

        As of December 31, 2015, we operated 33 internally developed treatment centers in Alabama, Argentina, Arizona, California, El Salvador, Florida, Massachusetts, Michigan, Nevada, New Jersey, North Carolina and Rhode Island. In 2013, we opened a de novo treatment center in Troy, Michigan and in Argentina. In 2014, we opened a de novo facility in Riverhead, New York. In 2015, we opened one de novo center in North Carolina and one in California. Our newly developed treatment centers typically achieve positive cash flow within six to fifteen months after opening.

Acquired Treatment Centers

        As of December 31, 2015, we operated 136 acquired treatment centers located in Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Washington and West Virginia, including 33 acquired treatment centers in South America, Central America, Mexico and the Caribbean. Since January 1, 2013, we have acquired 65 treatment centers. Of the 65 acquired treatment centers, 37 were acquired in 2013, 24 were acquired in 2014, and 4 were acquired in 2015. As part of our ongoing acquisition strategy, we continually evaluate potential opportunities.

Professional and Other Group Treatment Centers

        As of December 31, 2015, we operated 12 of our treatment centers pursuant to professional and other service arrangements. A professional corporation owned by certain of our equityholders provides the radiation oncologists for our professional/other treatment centers in Mohawk Valley—New York. In connection with certain of our professional/other treatment center services, we provide technical and administrative services. Professional services in our North Carolina professional/other center are provided by physicians employed by a professional corporation owned by certain of our officers, directors and equityholders. Professional services consist of services provided by radiation oncologists to patients. Technical services consist of the non-professional services provided by us in connection with radiation treatments administered to patients. Administrative services consist of services provided by us to the professional/other center. The contracts under which the professional/other treatment centers are provided service are generally three to seven years with terms for renewal.

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

California, Massachusetts, Michigan, Nevada, New York, North Carolina and Washington Treatment Centers

        Many states, including California, Massachusetts, Michigan, Nevada, New York, North Carolina and Washington prohibit us from employing radiation oncologists. As a result, we operate our treatment centers in such states pursuant to administrative services agreements between professional corporations and our wholly owned subsidiaries. In the states of California, Massachusetts, Michigan, Nevada, New York, North Carolina and Washington, our treatment centers are operated as physician office practices. We typically provide technical services to these treatment centers in addition to our administrative services. For the years ended December 31, 2015, 2014 and 2013 approximately 14.1%, 14.9% and 18.6% of our net patient service revenue, respectively, was generated by professional corporations with which we have administrative services agreements. The professional corporations with which we have administrative services agreements in California, Massachusetts, Michigan, Nevada, New York, North Carolina and Washington are owned by certain of our directors, physicians and equityholders, who are licensed to practice medicine in the respective state.

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

        As a result of our acquisition of OnCure Holdings, Inc. (together with its subsidiaries, "OnCure") in October 2013, in several markets we rely on physician practices to provide our services. Following our acquisition of OnCure, we assumed the Management Services Agreements ("MSAs") previously in place between OnCure and most of its managed practices. Under the MSAs, OnCure provides the necessary medical and office equipment, clinical and operating staff (other than physicians) and office space and leasehold improvements, as well as general management and billing/collection services, in exchange for a management fee based on a percentage of the practice's revenues or earnings before interest, taxes, depreciation and amortization ("EBITDA").

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

        We have a physician liaison program whereby such personnel inform both potential and existing referring physicians about the variety and advanced nature of the radiation therapy services our affiliated radiation oncologists can offer to their patients. As of December 31, 2015 we have 23 physician liaisons.

Employees

        As of December 31, 2015, we employed approximately 3,930 employees in the United States and we were affiliated with 185 radiation oncologists that were employed or under contract with us or our affiliated professional corporations. We do not employ any radiation oncologists in California, Massachusetts, Michigan, Nevada, New York, North Carolina or Washington due to the laws and regulations in effect in these states. None of our employees in our domestic United States markets are a party to a collective bargaining agreement. In addition to our radiation oncologists, we currently employ 164 urologists, 51 surgeons and surgical oncologists, 46 medical oncologists and eight gynecological and other oncologists, six pathologists, 10 pulmonologists, six otolaryngologists and two radiologists. There currently is a shortage of radiation oncologists and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate and manage our treatment centers.

        Approximately 965 employees are employed in our international markets of which approximately 448 are covered by a collective bargaining agreement with the Health Care Providers Union corresponding to the agreement N° 108/75. The agreement does not have a fixed term, although a payment increase is negotiated every year by the labor union.

Seasonality

        Our results of operations have historically fluctuated on a quarterly basis and can be expected to continue to be seasonal. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods. As of December 31, 2015, 60 of our 145 U.S. radiation treatment centers are located in Florida.

Insurance

        We are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient for our operations. We maintain professional malpractice liability insurance that provides primary coverage on a claims-made basis per incident and in annual aggregate amounts. Our malpractice insurance varies in coverage limits for individual physicians. We are also reinsured for excess claims-made coverage through Lloyd's of London. In addition, we currently maintain multiple layers of umbrella coverage through our commercial general liability insurance policies. To minimize our risk, we also maintain insurance for Directors and Officers liability; employment practices liability; fiduciary liability; natural disasters; breach of data; loss due to data center disruption and network privacy and liability insurance.

        We are self-insured for employer provided health insurance as well as worker's compensation benefits up to certain individual and aggregate loss limits. The company carefully monitors claims and participates actively in claims estimates and adjustments. Estimated costs of self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on our balance sheet.

Competition

        The cancer care market is highly fragmented and our business is highly competitive. Competition may result from other radiation oncology practices, sole practitioners, companies in other healthcare industry segments, large physician group practices or radiation oncology physician practice management companies, hospitals, academic institutions and other operators of other radiation treatment centers, some of which may have greater financial and other resources than us. We believe our radiation treatment centers are distinguishable from those of many of our competitors because we offer patients a full spectrum of advanced radiation therapy options that are not otherwise available in certain geographies or offered by other providers, and which are administered by highly trained personnel and leading radiation oncologists.

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

Government Regulations

        The healthcare industry is highly regulated and the federal and state laws that affect our business are extensive and subject to frequent changes. Federal law and regulations are based primarily upon the Medicare and Medicaid programs, each of which is financed, at least in part, with federal money. State jurisdiction is based upon the state's authority to license certain categories of healthcare professionals and providers, the state's interest in regulating the quality of healthcare in the state, regardless of the source of payment, and state healthcare programs. The significant federal and state regulatory laws that could affect our ability to conduct our business include without limitation those regarding:

  •
  false and other improper claims;

  •
  The Health Insurance Portability and Accountability Act of 1996 ("HIPAA");

  •
  civil monetary penalties law;

  •
  privacy, security and code set regulations;

  •
  anti-kickback laws;

  •
  the Stark Law and other self-referral and financial inducement laws;

  •
  fee-splitting;

  •
  corporate practice of medicine;

  •
  antitrust;

  •
  licensing; and

  •
  certificates of need.

        A violation of these laws could result in significant civil and criminal penalties, the refund of monies paid by government and/or private payers, exclusion of the physician, the practice or us from participation in Medicare and Medicaid programs and/or the loss of a physician's license to practice medicine. We exercise care in our efforts to structure our arrangements and our practices to comply with applicable federal and state laws. We have a Compliance and Quality Committee and a Corporate Compliance Program in place to review our practices and procedures. Although we believe we are in material compliance with all applicable laws, these laws are complex and a review of our practices by a court, or law enforcement or regulatory authority could result in an adverse determination that could harm our business. Furthermore, the laws applicable to us are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business. No assurance can be given that we will be able to comply with any future laws or regulations.

        We estimate that approximately 40%, 42% and 45% of our net patient service revenue for 2015, 2014 and 2013, respectively, consisted of reimbursements from Medicaid and Medicare government programs. In order to be certified to participate in the Medicare and Medicaid programs, each provider must meet applicable conditions of participation and regulations relating to, among other things, operating policies and procedures, maintenance of equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. Our treatment centers are certified to participate in the Medicare and Medicaid programs.

Federal Law

        Unless otherwise specified, the federal healthcare laws described in this section apply in any case in which we are providing a service or item that is reimbursable under government healthcare programs, including Medicare or Medicaid. The principal federal laws that affect our business include those that prohibit the filing of false or improper claims with government healthcare programs, those that prohibit unlawful inducements for the referral or generation of business reimbursable under Medicare or Medicaid and those that prohibit the provision of certain services by an entity that has a financial relationship with the referring physician.

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

        If we were ever found to have violated the False Claims Act, we would likely be required to make significant payments to the government (including treble damages and per claim penalties in addition to the reimbursements previously collected) and could be excluded from participating in Medicare, Medicaid and other government healthcare programs. Many states have similar false claims statutes. Healthcare fraud is a priority of the U.S. Department of Justice (the "DOJ"), the Office of Inspector General (the "OIG") and the Federal Bureau of Investigation which continue to devote a significant amount of resources to investigating healthcare fraud. State Medicaid agencies also have similar fraud and abuse authority, and many states have enacted laws similar to the federal False Claims Act.

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

        Effective September 23, 2009, HIPAA requires that individuals be notified without unreasonable delay and within 60 days of their unsecured protected health information having been inappropriately accessed, acquired or disclosed, unless there is a low probability of compromise or other exception applies. If more than 500 individuals are affected by such a breach, notification is required to the media and federal government as well. The regulations prescribe the method and form of the required notices. Civil penalties up to $50,000 per violation with a maximum of $1.5 million per year may attach to failures to notify.

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

Federal Self-Referral Law (The Stark Law)

        We are also subject to federal and state statutes banning payments and assigning penalties for referrals by physicians to healthcare providers with whom the physicians (or close family members) have a financial relationship. The Stark Law prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by Medicare if the physician (or close family members) has a financial relationship with that provider, including an investment interest, a loan, debt or compensation relationship. The designated health services covered by the law include radiology services, infusion therapy, radiation therapy and supplies, clinical laboratory, diagnostic imaging, outpatient prescription drugs and hospital services, among others. In addition to the conduct directly prohibited by the law, the statute also prohibits "circumvention schemes," that are designed to obtain referrals indirectly that cannot be made directly. The regulatory framework of the Stark Law is to first prohibit all referrals from physicians to entities for Medicare designated health services ("DHS") and then to accept certain types of arrangements from that broad general prohibition.

        Violation of these laws and regulations may result in prohibition of payment for services rendered, a refund of any Medicare payments for services that resulted from an unlawful referral, $15,000 civil monetary penalties for specified infractions, $100,000 for a circumvention scheme, criminal penalties, exclusion from Medicare and Medicaid programs, and potential false claims liability, including via "qui tam" action, of not less than $10,781 and not more than $21,563, plus three times the amount of damages that the government sustains because of an improperly submitted claim as of August, 2016. The repayment provisions in the Stark Law are not dependent on the parties having an improper intent; rather, the Stark Law is a strict liability statute and any violation is subject to repayment of all "tainted" referrals.

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

        Some physicians who are not radiation oncologists are employed by or affiliated with us, companies owned by us or professional corporations owned by certain of our directors, executive officers and equityholders with which we have administrative services agreements. To the extent these professional corporations employ such physicians, and they are deemed to have made referrals for radiation therapy, their referrals will be permissible under the Stark Law if they meet the employment exception, which requires, among other things, that the compensation be consistent with the fair market value of the services provided and that it not take into account (directly or indirectly) the volume or value of any referrals by the referring physician. Another exception in the Stark Law applicable to our financial relationships with physicians who are not radiation oncologists is the in-office ancillary services exception and accompanying group practice definition which permits profit distributions to physicians within a qualifying group practice structure. The Stark Law imposes detailed requirements in order to qualify for the in-office ancillary services exception, all of which are highly technical and many of which have to date not been subject to extensive judicial review. In the event that the Stark Law were to be amended to modify or otherwise limit the in-office ancillary services exception, this could have a material adverse impact on our business.

        On March 21, 2010, the House of Representatives passed the Patient Protection and Affordable Care Act, and the corresponding reconciliation bill. President Obama signed the larger comprehensive bill into law on March 23, 2010 and the reconciliation bill on March 30, 2010 (collectively, the "Health Care Reform Act"). The Health Care Reform Act requires referring physicians under Stark to inform patients that they may obtain certain imaging services (e.g., magnetic resonance imaging ("MRI"), CT and positron emission tomography ("PET")) or other designated health services as specified by the Secretary of the DHHS from a provider other than that physician, his or her group practice, or another physician in his or her group practice. To date, DHHS has not included radiation oncology as a service subject to this requirement.

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

State Self-Referral Laws

        A number of states in which we operate, such as Florida, have enacted self- referral laws that are similar in purpose to the Stark Law. However, each state law is unique. The state laws and regulations vary significantly from state to state and, in many cases, have not been widely interpreted by courts or regulatory agencies. State statutes and regulations affecting the referral of patients to healthcare providers range from statutes and regulations that are substantially the same as the federal laws and safe harbor regulations to a simple requirement that physicians or other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is being recommended to the patients. Some states only prohibit referrals where the physician's financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. For example, in Maryland (where we operate four facilities), state law prohibits physicians other than radiologists or radiation oncologists from being part of a group practice or otherwise benefitting from magnetic resonance imaging ("MRI"), X-ray CT, or radiation oncology services.

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

        In certain states, we receive fees from professional corporations owned by certain of our directors, executive officers and equityholders under administrative services agreements. In certain states, we operate integrated cancer care practices and share ancillary profits within the practice. We believe we structure these fee provisions to comply with applicable state laws relating to fee-splitting.

        Despite the agreements' structure, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, our physicians could be subject to civil and criminal penalties, professional discipline and we could be required to restructure or terminate our contractual and other arrangements. Any restructuring of our contractual and other arrangements with physician practices could result in lower revenue from such practices, increased expenses in the operation of such practices and reduced input into the business decisions of such practices and could have a material adverse effect upon us. In addition, expansion of our operations to other states with fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with physicians, affiliated practices and hospitals. Any modifications could result in less profitable relationships with physicians, affiliated practices and hospitals, less influence over the business decisions of physicians and affiliated practices and failure to achieve our growth objectives.

Corporate Practice of Medicine

        We are not licensed to practice medicine. The practice of medicine is conducted solely by our licensed physicians. The manner in which licensed physicians can be organized to perform and bill for medical services is governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by such states to oversee the practice of medicine. Most states prohibit any person or entity other than a licensed professional from holding him, her or itself out as a provider of diagnoses, treatment or care of patients. Many states extend this prohibition to bar companies not wholly owned by licensed physicians from employing physicians, a practice commonly referred to as the "Corporate Practice of Medicine," in order to maintain physician independence and clinical judgment.

        Business corporations are generally not permitted under certain state laws to exercise control over the medical judgments or decisions of physicians, or to engage in certain practices such as fee-splitting with physicians. Particularly in states where we are not permitted to own a medical practice, we perform only non-medical and administrative and support services, do not represent to the public or clients that we offer professional medical services and do not exercise influence or control over the practice of medicine.

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

Certificate of Need

        Many states have enacted certificate of need laws, including, but not limited to, Kentucky, Massachusetts, Michigan, North Carolina, Rhode Island, South Carolina and West Virginia, which require prior approval for a number of actions, including to purchase, construct, acquire, renovate or expand healthcare facilities and treatment centers, to make certain capital expenditures or to make changes in services or bed capacity. In deciding whether to approve certain requests, these states consider the need for additional or expanded healthcare facilities or services. The certificate of need program is intended to prevent unnecessary duplication of services and can be a competitive process whereby only one proposal among competing applicants who wish to provide a particular health service is chosen or a proposal by one applicant is challenged by another provider who may prevail in getting the state to deny the addition of the service.

        Certain states are reconsidering their participation in certificate of need programs, and these decisions could significantly impact the approval process for future projects. In certain states these certificate of need statutes and regulations apply to our affiliated professional corporations and in others, these statues apply to hospitals where we have management agreements or joint venture relationships.

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

Reimbursement

        We derived a significant portion of our net patient service revenue from payments made by government sponsored healthcare programs. We provide a full range of services, some of which are reimbursed as "professional" services, and some of which are reimbursed as "technical" services. Those services include the initial consultation, clinical treatment planning, simulation, medical radiation physics, dosimetry, treatment devices, special services and clinical treatment management procedures.

        Coding and billing for radiation therapy is complex. We maintain a staff of certified coding professionals responsible for interpreting the services documented on the patients' charts to determine the appropriate coding of services for billing of third-party payers. We provide training for our coding staff and believe that our coding and billing expertise result in appropriate and timely reimbursement. Coding and billing for our ICC practices are performed on site by the practice administrator or other personnel. We do not provide coding and billing services to hospitals where we are providing only the professional component of radiation treatment services. Given the complexity of the regulations and guidance governing coding and billing, we cannot guarantee that the government will not challenge any of our practices. Any such challenge could have a material adverse effect on us.

Available Information

        We voluntarily file periodic and current reports and other information with the Securities and Exchange Commission (the "SEC"). Such reports and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC's home page on the Internet (http://www.sec.gov).

        Our corporate website is www.21co.com and we make available copies of our filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on our website, free of charge, under the heading "SEC Filings", as soon as reasonably practicable after such material is filed or furnished to the SEC. The information contained on the website is not part of this Annual Report on Form 10-K and is not incorporated into this Annual Report on Form 10-K by reference.

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

        Our payer mix is concentrated with Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 40% of our U.S. net patient service revenue for the year ended December 31, 2015 consisted of payments from Medicare and Medicaid. Only a small percentage of that revenue resulted from Medicaid patients, equaling approximately 1.5% for the year ended December 31, 2015. In addition, Medicare Advantage represents approximately 14% of our 2015 U.S. net patient service revenue. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. Following a public comment period, the Centers for Medicare and Medicaid Services ("CMS") can change these schedules annually and therefore the prices that the agency pays for these services. In addition, if our operating costs increase, we will not be able to recover these costs from government payers. As a result, our financial condition and results of operations may be adversely affected by changes in reimbursement for Medicare reimbursement. Various state Medicaid programs also have recently reduced Medicaid payments to providers based on state budget reductions. There can be no certainty as to whether Medicaid reimbursement will increase or decrease in the future and what affect, if any, this will have on our business.

Reforms to the U.S. healthcare system may adversely affect our business.

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

        We can give no assurance that the Health Care Reform Act will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes or judicial rulings relating to healthcare reform would affect our business.

If payments by managed care organizations and other commercial payers decrease, our revenue and profitability could be adversely affected.

        We estimate that approximately 59% of our net patient service revenue for the year ended December 31, 2015 was derived from commercial payers such as managed care organizations and private health insurance programs as well as individuals. As of December 31, 2015, we had over 1,200 contracts with commercial payers. These commercial payers generally reimburse us for services rendered to insured patients based upon predetermined rates. Rates for health maintenance organization benefit plans are typically lower than those for preferred provider organization or other benefit plans that offer broader provider access. When Medicare rates change, these commercial rates automatically change as well. Additionally, most commercial payers tend to negotiate their rates as a percentage of Medicare reimbursement. Even when our commercial rates are fixed and not tied directly to changes in Medicare, there is often pressure to renegotiate our reimbursement to align with these modified levels. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward certain additional managed care payers or Medicare or Medicaid reimbursements, then our revenue and profitability may decline and our operating margins will be reduced. Non-government payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts as well as enter into new managed care contracts on terms favorable to us. Any inability to maintain suitable financial arrangements with commercial payers could have a material adverse impact on our business.

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

        During economic downturns, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits may force federal, state and local government entities to decrease spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our treatment centers. Other risks we face from general economic weakness include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective procedures as well as routine diagnostic examinations, potential increases in the uninsured and underinsured populations and further difficulties in collecting patient co-payment and deductible receivables.

Due to the rising costs of managed care premiums and co-pay amounts, we may realize an increased exposure to bad debt due to patients' inability to pay for certain forms of cancer treatment.

        As more patients become uninsured as a result of job losses or receive reduced coverage as a result of cost-control measures by employers to offset the increased costs of managed care premiums, patients are becoming increasingly responsible for the rising costs of treatment, which can increase our exposure to bad debt. This also relates to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The shifting responsibility to pay for care has, in some instances, resulted in patients electing not to receive certain forms of cancer treatment.

        In response, we have improved our processes associated with verification of insurance eligibility and patient responsibility payment programs. In addition, we have improved our patient financial counseling efforts and developed tools to monitor our progress in this area. However, an increase in the proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectability of these accounts will adversely affect our cash flows and results of operations.

We depend on recruiting and retaining qualified healthcare professionals for our success.

        Our success is dependent upon our continuing ability to recruit, train and retain or affiliate with radiation oncologists, ICC physicians, physicists, dosimetrists and radiation therapists. While there is currently a national shortage of certain of these healthcare professionals, we have not experienced significant problems attracting and retaining key personnel and professionals in the recent past. We face competition for such personnel from other healthcare providers, research and academic institutions, government entities and other organizations. In the event we are unable to recruit and retain these professionals, the national shortage of healthcare professionals could have a material adverse effect on our ability to grow. Additionally, many of our senior radiation oncologists, due to their reputations and experience, are very important in the recruitment and education of radiation oncologists. The loss of any such senior radiation oncologists could negatively impact us.

Our non-compete agreements with our physicians may not be enforceable.

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

        We are dependent upon the services of our senior management, especially Daniel E. Dosoretz, M.D., our Chief Executive Officer, and a director on the Company's Board of Directors (the "Board" or "Board of Directors"). We have entered into executive employment and non-competition agreements with certain members of our senior management. Because many members of our senior management team have been with us for over 10 years and have contributed greatly to our growth, their services would be very difficult, time consuming and costly to replace. We carry key-man life insurance on Dr. Daniel Dosoretz. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave our employ, to compete with us or to reduce their involvement in our business, could have a material adverse effect on our business.

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

        Healthcare companies are subject to numerous types of investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring "qui tam," or "whistleblower," suits against companies that knowingly submit false claims for payments to, or improperly retain overpayments from, the government. Penalties can include substantial fines. Some states have adopted similar state whistleblower and false claims provisions. In February 2014, for example, the Company was served with subpoenas from the OIG and the U.S. Attorney's Office as part of a civil False Claims Act investigation regarding the ordering, billing and medical necessity of certain laboratory services as well as the Company's agreements with certain physicians. The laboratory services related to the utilization of fluorescence in situ hybridization ("FISH") laboratory tests ordered by certain physicians employed by the Company. In December 2015, our subsidiary, 21st Century Oncology, LLC ("21C LLC"), entered into a settlement agreement with the federal government, among others, to resolve the matter. Pursuant to the settlement agreement, 21C LLC agreed to pay $19.75 million to the federal government and approximately $0.5 million in attorneys' fees and costs related to the qui tam action. In connection with the settlement agreement, 21C LLC entered into a five-year Corporate Integrity Agreement (the "CIA"), with the OIG. Violations of the CIA could subject us to substantial monetary penalties or result in exclusion from participation in federal healthcare programs. Further, during the first quarter of 2016, we discovered that certain of our employees may have falsely certified meaningful use attestations for program years 2012, 2013 and 2014. As a result, we agreed to reimburse approximately $6.6 million to Medicare. See "Item 3. Legal Proceedings" for additional information. Similar governmental investigations, claims, litigation or settlement in the future could have a material adverse effect on our financial position, results of operations and cash flow.

        In addition, governmental agencies and their agents, such as the Medicare Administrative Contractors, as well as the OIG, CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position, results of operations and cash flow.

        Furthermore, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established the Recovery Audit Contractor ("RAC") three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and expanded the program nationwide as of 2010 and mandated the expansion of the RAC program to Medicaid. State Medicaid agencies have also increased their review activities. Should we be found out of compliance with any of these laws, regulations or programs, or enter into any settlement agreements as a result of such government investigation, our business, our financial position and our results of operations could be materially adversely affected.

We may be subject to actions for false claims, which could harm our business, if we do not comply with government coding and billing rules.

        If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 40% of our U.S. net patient service revenue for the year ended December 31, 2015 consisted of payments from Medicare and Medicaid programs. In addition, Medicare Advantage represents approximately 14% of our 2015 U.S. net patient service revenue. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have not been errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business. For example, in 2014, we received two Civil Investigative Demands ("CIDs") from the DOJ pursuant to the False Claims Act. The CIDs requested information concerning allegations that we knowingly billed for services that were not medically necessary related to a radiation dose calculation system called Gamma. As a result, in March 2016, we entered into a settlement with the federal government in which we agreed to pay a settlement amount of $34.7 million. See "Item 3. Legal Proceedings" for additional information.

If we fail to comply with the federal anti-kickback statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could materially harm us.

        A provision of the Social Security Act, commonly referred to as the federal anti-kickback statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The federal anti-kickback statute is very broad in scope, as remuneration includes the transfer of anything of value, in cash or in kind. Financial relationships covered by this statute can include any relationship where remuneration is provided for referrals including payments not commensurate with fair market value, whether in the form of space, equipment leases, professional or technical services or anything else of value. Violations of the federal anti-kickback statute may result in substantial civil or criminal penalties, including exclusion from participation in the Medicare and Medicaid programs. Such penalties, if applied to us or one or more of our subsidiaries or affiliates, could result in significant reductions in our revenues and could have a material adverse effect on our business.

        Furthermore, under a provision of the federal Civil Monetary Penalties Law, civil monetary penalties (and exclusion) may be imposed on any person who offers or transfers remuneration to any patient who is a Medicare or Medicaid beneficiary, when the person knows or should know that the remuneration is likely to induce the patient to receive medical services from a particular provider. In addition, most of the states in which we operate, including Florida, have also adopted laws, similar to the federal anti-kickback statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of whether the source of payment is a government payer or a private payer. These statutes typically impose criminal and civil penalties as well as loss of licenses.

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

        We are subject to the federal Stark Law, as well as similar state statutes and regulations, which bans payments for designated health services ("DHS") rendered as a result of referrals by physicians to DHS entities with which the physicians (or immediate family members) have a financial relationship. The regulatory framework of the Stark Law is to first prohibit all referrals from physicians to entities for Medicare DHS and then to accept certain types of arrangements from that broad general prohibition.

        Violation of these federal and state laws and regulations may result in prohibition of payment for services rendered, loss of licenses, civil and criminal penalties, exclusion from Medicare and Medicaid programs, and potential false claims liability, including via "qui tam" action. The Stark Law is a strict liability statute and any violation is subject to repayment of all "tainted" referrals.

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

        The Health Care Reform Act also imposes new disclosure requirements, including one such requirement on referring physicians under the Stark Law to inform patients that they may obtain certain imaging services (e.g., MRI, CT and PET) or other designated health services as specified by the Secretary of Health and Human Services in the future from a provider other than that physician, his or her group practice, or another physician in his or her group practice. To date, CMS has not applied these disclosure requirements to radiation therapy referrals but could do so in the future.

        While we strive to ensure that our financial relationships with physicians and referral practices are in compliance with applicable laws and regulations, we cannot guarantee that violations will not occur. For example, we recently discovered an instance of non-compliance with the Stark Law at one of our clinics because the radiologists providing oversight for the imaging services we performed were not part of our group practice but were part of a separate corporate entity. We have since disclosed the incident to the appropriate regulatory authority. Incidents such as this could subject us to significant civil and criminal penalties, exclusion from participation in government and private payer programs and requirements to refund amounts previously received from government and private payers.

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

        Over the past three years ended December 31, 2015, we have acquired 58 treatment centers, acquired 6 professional/other centers, developed 4 treatment centers, developed 2 professional/other center and transitioned 1 acquired professional/other centers to freestanding treatment centers. As part of our growth strategy, we expect to continue to add additional treatment centers in our existing and new local and international markets. When we acquire or develop additional treatment centers, we may:

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

        We plan to continue to develop new treatment centers in existing and new local markets, including international markets. We may not be able to structure economically beneficial arrangements in new markets as a result of healthcare laws applicable to such markets or otherwise. If these plans change for any reason or the anticipated schedules for opening and costs of development are revised by us, we may be negatively impacted. There can be no assurance that these planned treatment centers will be completed or that, if developed, will achieve sufficient patient volume to generate positive operating margins. If we are unable to timely and efficiently integrate a newly-developed treatment center, our business could suffer.

        We cannot assure you that we will achieve the anticipated benefits from completed acquisitions or that we will achieve synergies and cost savings or benefits in connection with future acquisitions. In addition, many of the businesses that we have acquired and will acquire have financial statements that have been prepared by the management of such companies and have not been independently reviewed and audited. We cannot assure you that the financial statements of companies we have acquired or will acquire would not be materially different if such statements were audited. Finally, we cannot assure you that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete acquisitions at all.

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

        Furthermore, the Omnibus HIPAA Rule makes business associates directly obligated to adhere to the HIPAA Security Rule and certain provisions of the HIPAA Privacy and Breach Notification Rules, such that violations of these rules can be enforced by the government directly against the business associate.

        Compliance with these regulations requires substantial time and resources. If we fail to comply with the HIPAA regulations, we could be subject to civil and criminal penalties and, for our employees, possible imprisonment. Furthermore, our facilities could be subject to a periodic audit by the federal government, and enforcement of HIPAA violations may occur by either federal agencies or state attorneys general. See the following risk factor for additional risks related to protecting patient information and security concerns.

A cybersecurity attack or security breach could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law or other theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

        As part of normal operations, the Company collects, processes and retains sensitive and confidential information. The Company is subject to various federal, state and international laws and regulations regarding the use and disclosure of sensitive or confidential information, including HIPAA. Despite the security measures the Company has in place to help ensure compliance with applicable laws and regulations, its facilities and systems, and those of its third party providers, are vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and human errors.

        On November 13, 2015, the Federal Bureau of Investigation advised us that certain patient information (such as names, social security numbers, physicians' names, diagnoses and treatment information, and insurance information) was illegally obtained by an unauthorized third party who may have gained access to our business intelligence database. Upon learning of the intrusion, we immediately hired a leading forensics firm to support our investigation, assess our systems and bolster security.

        Following the data breach, the Company received notice that class action complaints had been filed against the Company and certain of its affiliates. The complaints allege, among other things, that the Company failed to take the necessary security precautions to protect patient information and prevent the data breach. In addition, the Company received a request for information regarding the data breach from the Office for Civil Rights as well as additional inquiries from State Attorneys General. While the Company has contingency plans and insurance coverage for certain potential liabilities relating to the intrusion, the coverage may not be sufficient to cover all claims and liabilities. The Company cannot predict the ultimate resolution of these matters or estimate the amounts of, or ranges of, potential loss, if any, with respect to these proceedings. An adverse outcome in any of these matters could materially impact our business and financial position.

        Further, in spite of our enhanced security measures, there can be no assurance that we will not be subject to additional cyber-attacks or security breaches in the future. Such attacks or breaches could result in loss of protected health information or other data subject to privacy laws or disrupt our information technology systems or business. We continue to prioritize cybersecurity and the development of practices and controls to protect our systems. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. If we are subject to cyber-attacks or security breaches in the future, this could have an adverse impact on our business, financial condition or results of operations.

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

  •
  adding facilities and services.

        In addition, many states impose limits on the tasks a physician may delegate to other staff members. We have administrative services agreements in states that prohibit the corporate practice of medicine. The laws governing the corporate practice of medicine vary from state to state, and regulatory authorities have broad discretion in the enforcement of such laws. We have structured our agreements and services in such states in a manner that we believe complies with the law and its interpretation by government authorities. If, however, we are deemed to be in violation of these laws, we could be required to restructure or terminate our agreements which could materially harm our business and limit how we operate. In the event the corporate practice of medicine laws of other states would adversely limit our ability to operate, it could prevent us from expanding into the particular state and impact our growth strategy.

In certain states we depend on administrative services agreements with professional corporations, including related party professional corporations, and if we are unable to continue to enter into them or they are terminated, we could be materially harmed.

        Certain states have laws prohibiting business corporations from employing physicians. Our treatment centers in those states operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2015, $141.2 million of our net patient service revenue was derived from administrative services agreements, as opposed to $858.9 million from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on any basis, including on the basis of state laws prohibiting the corporate practice of medicine, nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

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

        Our treatment centers provide specialized treatment involving the use of radioactive material in the treatment of the lungs, prostate, breasts, cervix and other organs. The materials are obtained from, and, if not permanently placed in a patient or consumed, returned to a third-party provider of supplies to hospitals and other radiation therapy practices, which has the ultimate responsibility for its proper disposal. We, however, remain subject to state and federal laws regulating the protection of employees who may be exposed to hazardous material and regulating the proper handling, storage and disposal of that material. Although we believe we are in compliance in all material respects with all applicable laws, a violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability, or require us to incur costs that could have a material adverse effect on us.

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

Changes in medical treatment guidelines or recommendations and technological innovations may adversely affect our business.

        There are numerous options that a cancer patient can undergo for treatment. There are also a number of regulatory bodies, research panels and formal guidelines that can influence or even dictate patients, payers and physicians in the course of action that a patient determines to take for his or her particular form of cancer. For example, in May 2012, the U.S. Preventative Task Force finalized its recommendation against prostate-specific antigen screening and the National Cancer Institute suggested changes in treatment patterns for prostate cancer away from definitive treatment and towards "watchful waiting" or "active surveillance." Both of these bodies' proclamations negatively impacted the volume of prostate cancer treatments nationally.

        Technological innovations have improved our ability to deliver higher and more accurate radiation doses to some of the pathologies we see in our patients, making the treatment courses shorter. More specifically, the number of fractions needed to deliver the desired biological effect is shorter. As an example, patients with brain metastasis until recently received treatment aimed at the whole brain, a treatment relatively effective but with known toxic effects. We are currently treating some of those patients with much fewer fractions that are no longer targeting the whole brain, but just the lesions in the brain themselves. Another example is the relatively new medical understanding that we can treat some breast cancer with a lower number of fractions and achieve similar results. These new treatment methods for breast cancer result in fewer fractions and at the same time make those treatments more friendly and practical for a relatively large contingent of patients who in the past chose alternative treatments or chose to directly forgo the treatment because of personal logistics. As a result, such technological innovations have negatively impacted our operating income. Other innovations have had, and future innovations could have, a similar effect.

Efforts to regulate the construction, acquisition or expansion of healthcare treatment centers could prevent us from developing or acquiring additional treatment centers or other facilities or renovating our existing treatment centers.

        Many states have enacted certificate of need laws which require prior approval for the construction, acquisition or expansion of healthcare treatment centers. In giving approval, these states consider the need for additional or expanded healthcare treatment centers or services. In certain states in which we operate, certificates of need must be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered and various other matters. Other states in which we now or may in the future operate may also require certificates of need under certain circumstances not currently applicable to us. We may not be able to obtain the certificates of need or other required approvals for ongoing, additional or expanded treatment centers or services in the future. In addition, at the time we acquire a treatment center, we may agree to replace equipment or expand the acquired treatment center. If we are unable to obtain required approvals, we may not be able to acquire additional treatment centers or other facilities, expand acquired treatment centers, expand the healthcare services we provide at these treatment centers, or replace equipment.

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

  •
  potential restrictions on conversion or repatriation of funds, payments of dividends and other financial options integral to our investments and operations;

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

        Further, our international operations require us to comply with a number of U.S. and international regulations. For example, we must comply with U.S. economic sanctions and export control laws in connection with exports of products and services, and we must comply with the Foreign Corrupt Practices Act ("FCPA"). The FCPA prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to ensure that our employees and agents comply with the FCPA, economic sanctions and export controls, and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions, and our results of operations and financial condition could be materially and adversely affected.

        Local governments may take actions that may be adverse to our interests and our business. We have significant operations in Argentina and any such development could have a material adverse effect on our international operations or upon our financial condition and results of operations. Our international subsidiaries accounted for $117.9 million, or 10.9%, of our revenues for the year ended December 31, 2015.

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

Our operations in Argentina expose us to the changing economic, legal, and political environment in that country, including changing regulations governing the repatriation of cash generated from our operations in Argentina.

        The current economic, legal, and political environment in Argentina and recent devaluations of the Argentinian peso have created increased instability for foreign operations in Argentina. The Argentinian government is currently attempting to address the current high rate of inflation and the continuing currency devaluation pressure. Fiscal and monetary expansion in Argentina has led to devaluations of the Argentinian peso. There can be no assurances that our Argentinian operations will not expose us to the loss of liquidity, foreign exchange losses or other potential financial consequences.

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

        As required by the American Recovery and Reinvestment Act of 2009, the DHHS has developed and is implementing an incentive payment program for eligible healthcare professionals that adopt and meaningfully use certified electronic health record ("EHR") technology. If our future treatment centers are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, eligible healthcare professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare.

Our financial results may suffer if we have to write-off goodwill or other intangible assets.

        A significant portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for approximately 50.4% of the total assets on our balance sheet as of December 31, 2015. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. We have written off significant amounts of goodwill and intangible assets in the past. For example, during the year ended December 31, 2014, we wrote-off approximately $228.3 million in goodwill as a result of our interim impairment testing of our goodwill. Any future write-off could have a material adverse effect on our financial condition and results of operations.

We have addressed previous material weaknesses with respect to our internal controls and have identified additional material weaknesses in our internal controls, which could, if not sufficiently remediated, result in material misstatements in our consolidated financial statements.

        We have experienced material weaknesses with respect to our internal controls in the past. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to the following areas:

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

  •
  design and maintain adequate procedures or effective review and approval controls over the accurate reporting, including the use of appropriate technical accounting expertise, when recording complex or non-routine transactions such as those involving self-insured medical malpractice programs, purchase accounting, embedded derivatives, accounting and reporting for the SFRO acquisition (including classification of noncontrolling interests), CPPIB transactions and related embedded derivatives, foreign currency translations and functional currency determinations for foreign operations;

  •
  design and maintain adequate procedures or effective controls related to our regulatory compliance monitoring procedures and oversight over compliance and regulatory affairs matters; specifically, the scope of our compliance work programs and procedures did not address all relevant risks to the organization, including procedures to test for the medical necessity;

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

  •
  design and maintain procedures or effective controls to ensure adequate oversight over the information technology ("IT") organization to maintain effective information technology general controls (access and program change controls)which are required to support automated controls and IT functionality; and

integrate and maintain (i) appropriate segregation of duties over cash, (ii) adequate access controls with regard to financial applications, and (iii) adequate controls over the processing of expenditures, including payroll expense. Each of these items is specific to the integration of SFRO.

        The above material weaknesses required a restatement of certain of our prior financial statements. While we have taken, and will continue to take, steps to remediate our internal control weaknesses, there can be no assurance that such steps will be effective or that we will not identify control deficiencies in the future.

        If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may be unable to accurately report our financial results, or report them within the required timeframes, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results again in the future, which could cause investors and others to lose confidence in our financial statements, limit our ability to raise capital and could adversely affect our reputation, results of operations and consolidated financial condition.

A significant number of our treatment centers are concentrated in certain states, particularly Florida, which makes us sensitive to regulatory, economic and other conditions in those states.

        A significant number of our treatment centers are concentrated in Florida, California and North Carolina. This concentration makes us particularly sensitive to regulatory requirements in those locations, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee-splitting, corporate practice of medicine, antitrust, licensing and certificates of need, as well as economic and other conditions which could impact us. If our treatment centers in these states are adversely affected by changes in regulatory, economic or other conditions, our revenue and profitability may decline.

Our operations in Florida and other areas could be disrupted or damaged by hurricanes and other natural disasters.

        Our treatment centers in Florida and California, among others, are subject to natural disasters, such as hurricanes and earthquakes, which could significantly disrupt our operations, causing an adverse effect on our business and financial results. While we carry property damage and business interruption insurance on our facilities, there can be no assurance that it would be adequate to cover all such losses.

We have potential conflicts of interest relating to our related party transactions which could harm our business.

        We have potential conflicts of interest relating to existing agreements we have with certain of our directors, executive officers and equityholders. In 2015, for example we paid an aggregate of $16.8 million under certain of our related party agreements, including leases, and malpractice insurance premiums and we received $66.9 million pursuant to our other services agreements with related parties. Potential conflicts of interest can exist if a related party has to make a decision that has different implications for us and the related party. If a dispute arises in connection with any of these agreements, if not resolved satisfactorily to us, our business could be harmed. These agreements include:

  •
  administrative services agreements with professional corporations that are owned by certain of our directors, executive officers and equityholders; and

  •
  leases we have entered into with entities owned by certain of our directors, executive officers and equityholders.

        Related party transactions between us and any related party are subject to approval by our Audit Committee or our Board of Directors, and disputes are handled by the Board of Directors. There can be no assurance that the above or any future conflicts of interest will be resolved in our favor. If not resolved in our favor, such conflicts could harm our business. For a further description of our related party transactions, see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

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

        Of our 145 U.S. treatment centers, 114 have received or are in process of receiving ACR or ACRO accreditation. In addition to a deep physics infrastructure and internal maintenance department, we have recently begun to utilize Gamma Function as a broad application radiation safety monitoring tool to minimize potential errors in our radiation therapy treatments. While we continue to improve upon safety measures aimed at minimizing errors in radiation therapy treatment in accordance with our internal protocols as well as the mandates of organizations like ACR and ACRO, we cannot assure you that any further critical press and government scrutiny will not lead to increased regulation. Additionally we cannot assure you that the cost of complying with any new regulations will not be substantive, that the negative publicity concerning these errors will not adversely affect our business, or that these types of errors will not occur with our services.

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

Risks Related to Our Indebtedness

Our substantial debt could adversely affect our financial condition.

        We have $1.1 billion of total debt outstanding as of December 31, 2015. Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

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

There is substantial doubt that we can continue as a going concern.

        Subject to certain qualifications, the credit agreement governing our term loan and the indenture governing our notes, each as currently in effect, require us to receive, subject to certain important qualifications set forth therein, (1) no later than September 10, 2016, net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments in an aggregate amount of at least $25.0 million (the "First Capital Event"), (2) no later than November 30, 2016, additional net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least $25.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event, the total amount is not less than $50.0 million) (the "Second Capital Event") and (3) no later than March 31, 2017, additional net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least the lesser of (A) $75.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event and the Second Capital Event, the total amount is not less than $125.0 million), and (B) an amount such that, after giving effect to such issuance or sale of capital stock or other equity investments and/or sales of assets, 21C's cash and cash equivalents plus unused revolving loan commitments equals at least $120.0 million and 21C's consolidated leverage ratio is not greater than 6.4 to 1.00 (the "Third Capital Event" and together with the First Capital Event and the Second Capital Event, the "Capital Events" and each, a "Capital Event"). We are also required to comply with a minimum liquidity covenant of an amount not less than $40.0 million after the completion of the First Capital Event, to be tested monthly prior to the completion of the Third Capital Event and quarterly thereafter. Our failure to satisfy such requirements could result in an event of default under our credit agreement or indenture, which could result in the debt thereunder being accelerated. As we do not have firm commitments to obtain the required equity or dispose of assets in place, and we may not be able to maintain the required levels of liquidity, there is substantial doubt about the Company's ability to continue as a going concern.

        In the event we are unable to meet the foregoing requirements, we will need to identify alternative options, such as a debt refinancing, a sale of the Company or other strategic transaction, or a transformative transaction, such as a possible restructuring or reorganization of the Company's operations. In addition, the perception that we may not be able to continue as a going concern may negatively and materially impact our existing and future business relationships, and others may choose not to deal with us at all due to concerns about our ability to meet our contractual obligations.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

        We have the right to incur substantial additional indebtedness in the future. The terms of our $610 million term loan facility (the "2015 Term Facility") and our $125 million revolving credit facility (the "2015 Revolving Credit Facility" and together with the 2015 Term Facility, the "2015 Credit Facilities") and the indentures governing our notes restrict, but do not in all circumstances, prohibit us from doing so. Under the instruments governing our debt, we are permitted to incur additional indebtedness under certain circumstances. Any additional debt may be governed by indentures or other instruments containing covenants that could place restrictions on the operation of our business and the execution of our business strategy in addition to the restrictions on our business already contained in the agreements governing our existing debt. Because any decision to issue debt securities or enter into new debt facilities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future debt financings and whether we may be required to accept unfavorable terms for any such financings.

Our 2015 Credit Facilities and the indentures governing our notes impose significant operating and financial restrictions on our Company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

        Our 2015 Credit Facilities and the indentures governing our notes impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

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

The interests of our equity securityholders may conflict with your interests.

        Vestar indirectly controls approximately 80% of the Class A voting equity units of 21st Century Oncology Investments, LLC ("21CI"), which in turn controls us, and Canada Pension Plan Investment Board ("CPPIB" or the "Majority Preferred Holders") controls 100% of our Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") of 21CI. In addition, pursuant to our Second Amended and Restated Securityholders Agreement (the "Amended Securityholders Agreement"), Vestar and CPPIB are able to appoint a majority of our Board of Directors. As a result, Vestar and CPPIB effectively have control over major decisions regardless of whether creditors believe that any such decisions are in their best interests. The interests of Vestar and CPPIB may conflict with the interests of creditors or with each other. Vestar and CPPIB may have an incentive to increase the value of their investments or cause us to distribute funds at the expense of our financial condition and affect our ability to service our debt. In addition, Vestar and CPPIB may have an interest in pursuing acquisitions, divestitures, financings or other transactions that they believe could enhance their equity investments even though such transactions might involve risks to you as a noteholder.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

        Our executive and administrative offices are located in Fort Myers, Florida. These offices contain approximately 79,000 square feet of space. We are currently developing approximately 46,000 square feet of additional administrative space that we believe will be available during the third quarter of 2016. These offices will be adequate for our current primary needs.

        Our radiation treatment centers typically range in size from 5,000 to 12,000 square feet. As of December 31, 2015, we provided radiation therapy services in 181 treatment centers in 17 states and in Latin America, Central America, Mexico, and the Caribbean. We own the real estate on which two of our treatment centers are located. We lease land and space at 167 treatment center locations, of which in 21 of these locations, certain of our directors, executive officers and equityholders have an ownership interest. These leases expire at various dates between 2016 and 2051 and are typically structured with renewal options. Also, 12 of our treatment center locations are operated pursuant to professional and other service arrangements. We consider all of our offices and treatment centers to be well-suited to our present requirements. However, as we expand to additional treatment centers, or where additional capacity is necessary in a treatment center, additional space will be obtained where feasible. The following list summarizes the number of radiation treatment centers operated in each state or country:

State	Treatment Centers	Country	Treatment Centers
Alabama	2	Argentina	25
Arizona	5	Colombia	1
California	23	Costa Rica	2
Florida	60	Dominican Republic	3
Indiana	4	El Salvador	1
Kentucky	5	Guatemala	2
Maryland	4	Mexico	2

Massachusetts	2	Total International	36

Michigan	6
Nevada	4
New Jersey	4
New York	3
North Carolina	14
Rhode Island	4
South Carolina	1
Washington	1
West Virginia	3

Total U.S. Domestic	145

Item 3.    Legal Proceedings

        We operate in a highly regulated and litigious industry. As a result, we are involved in disputes, litigation, and regulatory matters incidental to our operations, including governmental investigations, personal injury lawsuits, employment claims, and other matters arising out of the normal conduct of business. Other than as set forth below, we do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

  FISH Settlement

        On February 18, 2014, we were served with subpoenas from the OIG acting with the assistance of the U.S. Attorney's Office for the Middle District of Florida, who together requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 up through the date of production of documents responsive to the February 18, 2014 subpoena, regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review related to the utilization of FISH laboratory tests ordered by certain physicians employed by us during the relevant time period and performed by us. We were served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to the matter.

        On December 16, 2015, 21C LLC, one of our subsidiaries, entered into a settlement agreement (the "Settlement Agreement") with the federal government, among others. Pursuant to the Settlement Agreement, 21C LLC agreed to pay $19.75 million to the federal government and approximately $0.5 million in attorneys' fees and costs related to a qui tam action relating to the FISH laboratory tests. Subject to certain conditions, the federal government agreed to release us from any civil or administrative monetary claim the federal government has with respect to the conduct covered by the Settlement Agreement under the False Claims Act and certain other statutes and legal theories. The Settlement Agreement did not constitute an admission of liability by us.

        In connection with the Settlement Agreement, on December 16, 2015, 21C LLC entered into a five-year Corporate Integrity Agreement ("CIA") with the OIG. Violations of the CIA could subject us to substantial monetary penalties or result in exclusion from participation in federal healthcare programs. On March 2, 2016, 21C LLC entered into an amendment to the CIA to include conducting training and audits related to Gamma billing (discussed further below). The compliance measures and reporting and auditing requirements contained in the CIA include:

  •
  Employ and maintain a Corporate Compliance Officer and regional corporate compliance officers;

  •
  Maintain an Executive Compliance Committee and Board oversight of compliance activities;

  •
  Require certain employees to certify that activities within their areas of authority are in compliance with applicable Federal health care program requirements and the obligations in the CIA;

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

  Gamma Settlement

        We received two CIDs from the DOJ, one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, each pursuant to the False Claims Act. The CIDs requested information concerning allegations that we knowingly billed for services that were not medically necessary and focused on clinical training in new facility locations for a radiation dose calculation system used by radiation oncologists called Gamma. The CIDs covered a period going back to January 1, 2009.

        On March 9, 2016, 21C entered into a settlement (the "GAMMA Settlement") with the federal government to resolve the matter, pursuant to which 21C agreed to pay a settlement amount of $34.7 million. 21C fully cooperated with the federal government and entered into the GAMMA Settlement with no admission of wrongdoing. There was no indication that patient harm was a component of the dispute, and the Company is not aware of harm to any patient related to this dispute.

  Data Breach

        On November 13, 2015, we were advised by the Federal Bureau of Investigation (the "FBI") that patient information was illegally obtained by an unauthorized third party who may have gained access to a company database. The Company immediately hired a leading forensic firm to support its investigation, assess its system and bolster its security. Based on its investigation, the Company determined that the intruder may have accessed the database on October 3, 2015. The Company notified approximately 2.2 million current and former patients that certain information may have been copied and transferred.

        Following the data breach, the Company received notice that class action complaints had been filed against the Company and certain of its affiliates in Florida and California. The complaints allege, among other things, that the Company failed to take the necessary security precautions to protect patient information and prevent the data breach. We expect certain, if not all, of the claims to be consolidated to the extent permitted by the courts. Because of the early stages of these matters and the uncertainties of litigation, we cannot predict the ultimate resolution of these matters or estimate the amounts of, or ranges of, potential loss, if any, with respect to these proceedings.

        In addition, the Company has received a request for information regarding the data breach and the Company's response from the Office for Civil Rights as well as additional inquiries from State Attorneys General. The Company has responded to each of those inquiries and provided the information requested. The Company could face fines or penalties as a result of these inquiries. However, due to the early stages of these matters, we cannot predict the ultimate resolution or estimate the amounts of, or ranges of, potential loss, if any.

        The Company has insurance coverage and contingency plans for certain potential liabilities relating to the data breach. Nevertheless, the coverage may be insufficient to satisfy all claims and liabilities related thereto and the Company will be responsible for deductibles and any other expenses that may be incurred in excess of insurance coverage.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        We are a direct wholly owned subsidiary of 21CI. Accordingly, there is no public trading market for our common stock.

Stockholders

        As of August 22, 2016, there was one owner of record of our common stock, 21CI.

Dividends

        We have not declared or paid cash dividends on our common stock in fiscal years 2015 or 2014, and we do not anticipate paying any cash dividends in the foreseeable future.

        Our 2015 Credit Facilities and the indentures governing our notes generally prohibit the payment of dividends by us on shares of our common stock, with certain limited exceptions.

Equity Compensation Plan Information

        The following table lists the number of securities of 21CI available for issuance as of December 31, 2015 under the 21CI equity-based incentive plan, as amended. For a description of the plan, please see note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders			Non-voting preferred equity units: 2,924
Voting Class A equity units: 51,854
	N/A	N/A	Non-voting Class E equity units: 62,237
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL			Non-voting preferred equity units: 2,924
	—	—	Voting Class A equity units: 51,854
Non-voting Class E equity units: 62,237

Unregistered Sales of Equity Securities

        None, other than as set forth in our Current Report on Form 8-K filed with the SEC on July 8, 2015.

Repurchases of Equity Securities

        The Company did not repurchase any equity securities during 2015.

Item 6.    Selected Financial Data

        The following selected historical consolidated financial data as of December 31, 2015 and 2014 and for the three years ended December 31, 2015 were derived from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2013 and as of and for the years ended December 31, 2012 and 2011 were derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results included below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of our future performance. You should read the following data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, and other financial information included in this Annual Report on Form 10-K.

(in thousands):	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Consolidated Statements of Operations and Comprehensive Loss Data:
Net patient service revenue	$1,000,126	$938,488	$707,616	$683,781	$635,640
Management fees	59,719	67,012	11,139	—	—
Other revenue	19,382	12,682	10,168	9,299	7,298

Total revenues	1,079,227	1,018,182	728,923	693,080	642,938
Salaries and benefits	579,492	545,025	409,352	372,656	326,782
Medical supplies	98,654	97,367	64,640	61,589	51,838
Facility rent expenses	68,664	63,111	45,565	39,802	33,375
Other operating expenses	64,750	61,784	45,629	38,988	33,992
General and administrative expenses	174,791	135,819	107,395	83,314	82,020
Depreciation and amortization	89,040	86,583	65,096	64,814	54,024
Provision for doubtful accounts	14,526	19,253	12,146	16,916	16,117
Interest expense, net	98,075	113,279	86,747	77,494	60,656
(Gain) loss on the sale/disposal of property and equipment	(751)	119	336	748	235
Electronic health records incentive income	(39)	(93)	—	—	—
Gain on BP settlement	(7,495)	—	—	—	—
Gain on insurance recoveries	(1,655)	—	—	—	—
Impairment loss	—	229,526	—	81,021	360,639
Early extinguishment of debt	37,390	8,558	—	4,473	—
Equity initial public offering expenses	—	4,905	—	—	—
Loss on sale-leaseback transactions	—	135	313	—	—
Fair value adjustment of earn-out liabilities	(1,811)	1,627	130	1,219	—
Fair value adjustment of embedded derivatives and other financial instruments	(17,919)	837	—	—	—
Gain on the sale of an interest in a joint venture	—	—	(1,460)	—	—
Loss on foreign currency transactions	904	678	1,138	241	84
(Gain) loss on foreign currency derivative contracts	—	(4)	467	1,165	672
Loss on investments	—	—	—	—	250
Gain on fair value adjustment of previously held equity interest	—	—	—	—	(234)

Total expenses	1,196,616	1,368,509	837,494	844,440	1,020,450
Loss before income taxes and equity interest in net loss of joint ventures	(117,389)	(350,327)	(108,571)	(151,360)	(377,512)
Income tax expense (benefit)	9,654	2,319	(23,068)	3,477	(26,635)

Net loss before equity interest in net loss of joint ventures	(127,043)	(352,646)	(85,503)	(154,837)	(350,877)
Equity interest in net income (loss) of joint ventures, net of tax	201	(50)	(454)	(817)	(1,036)

Net loss	(126,842)	(352,696)	(85,957)	(155,654)	(351,913)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(8,007)	(4,595)	(1,838)	(3,053)	(3,475)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(134,849)	$(357,291)	$(87,795)	$(158,707)	$(355,388)

Balance Sheet Data (at end of period):
Cash and cash equivalents	65,211	99,082	17,128	15,076	9,850
Working capital (deficit)(1)	(1,015,573)	55,816	(189)	17,909	14,477
Total assets	1,128,244	1,153,444	1,130,353	926,782	999,781
Finance obligations	13,601	24,043	20,650	17,192	14,266
Total debt	1,097,493	967,121	991,666	762,368	679,033
Total equity (deficit)	(674,630)	(437,601)	(95,601)	9,364	172,848
Other Financial Data:
Ratio of earnings to fixed charges(2)	—	—	—	—	—
Deficiency to cover fixed charges(3)	197,516	370,791	109,934	153,586	379,318

(1)
Working capital is calculated as current assets minus current liabilities. In 2015 all of our senior credit facility and senior notes have been classified as current liabilities due to non-compliance of certain covenants of these loan agreements as it pertains to the timely reporting of annual and quarterly financial information. The classification of long-term debt is contingent upon the generation of specific net cash proceeds to be reviewed within certain time periods.

(2)
For purposes of calculating the ratio of earnings to fixed charges, (i) earnings is defined as pretax income (loss) from continuing operations before adjustment for noncontrolling interests in consolidated subsidiaries plus/minus income or loss from equity investees plus fixed charges, imputed dividends and accretion of Series A Preferred Stock and (ii) fixed charges is defined as interest expense (including capitalized interest, of which we have none, and any amortization of debt issuance costs) and the estimated portion of operating lease expense deemed by management to represent the interest component of rent expense.

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

        We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of December 31, 2015, deployed approximately 947 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. Our physicians provide medical services at approximately 375 locations, including our 181 radiation therapy centers. Of the 181 treatment centers, 33 treatment centers were internally developed and 136 were acquired (including three which were transitioned from professional and other arrangements to freestanding). 59 radiation therapy centers operate in partnership with health systems and other clinics and community-based sites. Our 145 cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 32 local markets in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, Washington and West Virginia. Our 36 international treatment centers in Latin America are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets and continue to expand our affiliation with physician specialties in closely related areas including gynecological, breast and surgical oncology, medical oncology and urology in a number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an ICC model.

        We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

  •
  the total radiation oncology treatment plans;

  •
  the total radiation oncology treatments per day;

  •
  the net patient service revenue per radiation oncology treatment;

  •
  the pro-forma adjusted earnings before interest, taxes, depreciation and amortization;

  •
  the ratio of funded debt to pro-forma adjusted earnings before interest, taxes, depreciation and amortization (leverage ratio); and

  •
  facility gross profit.

Revenue Drivers

        Our revenue growth is primarily driven by expanding our number of centers, optimizing the utilization of advanced technologies at our existing centers, and benefiting from demographic and population trends in most of our local markets and by providing value added services to other healthcare and provider organizations. New centers are added or acquired based on capacity, demographics and competitive considerations.

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

	Year Ended December 31,
	2015	2014	2013
U.S. Domestic:
Payer
Medicare	38.8%	39.8%	41.9%
Commercial	58.7	57.1	54.3
Medicaid	1.5	2.2	2.7
Self-pay	1.0	0.9	1.1

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

        Since cancer disproportionately affects elderly people, a significant portion of our U.S. net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by CMS and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates.

        On December 28, 2015, the President signed S. 2425, the Patient Access and Medicare Protection Act. Among other things, this legislation will freeze the code definitions and relative value units for radiation treatment delivery and imaging codes in 2017 and 2018 according to code definition and relative value units in existence for these codes in 2016. The legislation also requires the Secretary of Health and Human Services to report to Congress no later than 18 months after the enactment of S. 2425 on the development of an episodic alternative payment model for payment under the Medicare program under title XVIII of the Social Security Act for radiation therapy services furnished in the freestanding setting.

        The CY 2017 Physician Fee Schedule Proposed Rule confirmed the provisions of S. 2425 by proposing to freeze radiation treatment delivery codes for 2017. It is expected that the CY 2017 Physician Fee Schedule Final Rule and the CY 2018 rule will continue to reaffirm these freeze provisions.

        The Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA") will have a significant impact on how all physicians will be paid beginning in 2019. Starting in 2019, physicians will be paid either through a new "Merit-Based Incentive Payment System" ("MIPS") program or as part of an "Advanced Alternative Payment Model" ("AAPM"). Physicians paid through the MIPS will be subject to bonuses or penalties of between plus or minus 4% in 2019 to plus or minus 9% in 2022 and beyond based on quality performance. Physicians in an AAPM are exempt from the MIPS program and eligible for 5% incentive payments from 2019 through 2024.

        If a radiation therapy AAPM is not approved for freestanding radiation therapy centers as an option in 2019, it is expected that legislation will be sought to extend the payment freeze.

Commercial

        Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

        Most of our commercial revenue is from managed care delivery systems and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. net patient service revenue. For the year ended December 31, 2015 approximately 3.3% of our U.S. net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals.

Self-Pay

        Self-pay consists of payments for treatments by patients not otherwise covered by third-party payers, such as government or commercial sources. Because the incidence of cancer is much higher in those over the age of 65, most of our patients have access to Medicare or other insurance and therefore the self-pay portion of our business is minor. However, we are seeing a general increase in the patient responsibility portion of our claims and revenue.

        We grant a discount on gross charges to self-pay patients not covered under other third party payer arrangements. The discount amounts are excluded from patient service revenue. To the extent that we realize additional losses resulting from nonpayment of the discounted charges, such additional losses are included in the provision for doubtful accounts.

Operating Costs

        The principal costs of operating a treatment center are the salaries and benefits of the physician and technical staff ("compensation expense") as well as equipment and facility costs. Compensation expense is generally variable in nature and limited by the number of patients individuals can appropriately treat each day. Equipment and facility costs are generally fixed in nature. Consequently, profitability of a treatment center is sensitive to treatment volumes and will fluctuate based upon utilization of the equipment and facility.

Other Material Factors

        Other material factors that we believe will impact our future financial performance include:

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

Years Ended December 31, 2015, 2014 and 2013

        The following table presents summary operating results for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands). This information has been derived from the consolidated statements of operations and comprehensive loss included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2015		2014		2013
Revenues:
Net patient service revenue	$1,000,126	92.7%	$938,488	92.2%	$707,616	97.1%
Management fees	59,719	5.5	67,012	6.6	11,139	1.5
Other revenue	19,382	1.8	12,682	1.2	10,168	1.4

Total revenues	1,079,227	100.0	1,018,182	100.0	728,923	100.0
Expenses:
Salaries and benefits	579,492	53.7	545,025	53.5	409,352	56.2
Medical supplies	98,654	9.1	97,367	9.6	64,640	8.9
Facility rent expenses	68,664	6.4	63,111	6.2	45,565	6.3
Other operating expenses	64,750	6.0	61,784	6.1	45,629	6.3
General and administrative expenses	174,791	16.2	135,819	13.3	107,395	14.7
Depreciation and amortization	89,040	8.3	86,583	8.5	65,096	8.9
Provision for doubtful accounts	14,526	1.3	19,253	1.9	12,146	1.7
Interest expense, net	98,075	9.1	113,279	11.1	86,747	11.9
(Gain) loss on the sale/disposal of property and equipment	(751)	(0.1)	119	—	336	—
Electronic health records incentive income	(39)	—	(93)	—	—	—
Gain on BP settlement	(7,495)	(0.7)	—	—	—	—
Gain on insurance recoveries	(1,655)	(0.2)	—	—	—	—
Impairment loss	—	—	229,526	22.5	—	—
Early extinguishment of debt	37,390	3.5	8,558	0.8	—	—
Equity initial public offering expenses	—	—	4,905	0.5	—	—
Loss on sale-leaseback transactions	—	—	135	—	313	—
Fair value adjustment of earn-out liabilities	(1,811)	(0.2)	1,627	0.2	130	—
Fair value adjustment of embedded derivatives and other financial instruments	(17,919)	(1.7)	837	0.1	—	—
Gain on the sale of an interest in a joint venture	—	—	—	—	(1,460)	(0.2)
Loss on foreign currency transactions	904	0.1	678	0.1	1,138	0.2
(Gain) loss on foreign currency derivative contracts	—	—	(4)	—	467	0.1

Total expenses	1,196,616	110.8	1,368,509	134.4	837,494	115.0

Loss before income taxes and equity interest in net loss of joint ventures	(117,389)	(10.8)	(350,327)	(34.4)	(108,571)	(15.0)
Income tax expense (benefit)	9,654	0.9	2,319	0.2	(23,068)	(3.2)

Net loss before equity interest in net loss of joint ventures	(127,043)	(11.7)	(352,646)	(34.6)	(85,503)	(11.8)
Equity interest in net income (loss) of joint ventures, net of tax	201	—	(50)	—	(454)	(0.1)

Net loss	(126,842)	(11.7)	(352,696)	(34.6)	(85,957)	(11.9)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(8,007)	(0.7)	(4,595)	(0.5)	(1,838)	(0.3)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(134,849)	(12.4)%	$(357,291)	(35.1)%	$(87,795)	(12.1)%

Comparison of the Years Ended December 31, 2015 and 2014

Revenues

        Total revenues.    Total revenues increased by $61.0 million, or 6.0%, from $1,018.2 million in 2014 to $1,079.2 million in 2015. Total revenue was positively impacted by $67.1 million due to our expansion into new practices and treatments centers in new and existing local markets during 2014 and 2015 through the acquisition of several urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of physician radiation practices in Argentina, California, Colombia, The Dominican Republic, Guatemala, Florida, Kentucky, New York, North Carolina, Rhode Island and Washington. The following table summarizes the acquisition and development of physician radiation practices for the comparable periods:

Date	Sites	Location	Market	Type
January 2014	1	Guatemala	International	Acquisition
February 2014	17	Miami/Dade/Palm Beach/Broward Counties—Florida	Miami/Dade/Palm Beach/Broward Counties—Florida	Acquisition—SFRO Freestanding
February 2014	4	Miami/Dade/Palm Beach/Broward Counties—Florida	Miami/Dade/Palm Beach/Broward Counties—Florida	Acquisition—SFRO professional / other
February 2014	1	Riverhead, New York	Westchester/Bronx/Long Island—New York	De Novo
March 2014	1	Argentina	International	Acquisition
October 2014	1	Miami, Florida	Miami/Dade County—Florida	Acquisition
October 2014	1	The Dominican Republic	International	De Novo
January 2015	1	Kennewick, Washington	Washington	Acquisition
January 2015	1	Warwick, Rhode Island	Rhode Island	Acquisition
January 2015	1	West Palm Beach, Florida	Palm Beach County—Florida	Acquisition
January 2015	1	Weaverville, North Carolina	Western North Carolina	De Novo
April 2015	1	Corbin, Kentucky	Corbin—Kentucky	Hospital Based
August 2015	1	Medellin, Colombia	International	Acquisition
November 2015	1	Lompoc, California	California	De Novo
December 2015	1	Kendall, Florida	Miami/Dade County—Florida	Acquisition

        Revenue in our existing local markets and practices decreased by approximately $0.9 million due to same store freestanding revenue declines primarily as a result of the bundling of the simulation code with the IMRT Planning code beginning July 1, 2015. Revenue was also impacted by reductions in CMS funds for the 2015 PQRI program of approximately $1.7 million and EHR incentive payment adjustments of approximately $3.5 million

Expenses

        Salaries and benefits.    Salaries and benefits increased by $34.5 million, or 6.3%, from $545.0 million in 2014 to $579.5 million in 2015. Salaries and benefits as a percentage of total revenues increased from 53.5% in 2014 to 53.7% in 2015. Additional staffing of personnel and physicians due to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015 contributed $33.7 million to our salaries and benefits. For existing practices and centers within our local markets, salaries and benefits increased $0.8 million due to increases in severance payments for terminated employees as a result of a reduction in workforce and severance payments to certain executives.

        Medical supplies.    Medical supplies increased by $1.3 million, or 1.3%, from $97.4 million in 2014 to $98.7 million in 2015. Medical supplies as a percentage of total revenues decreased from 9.6% in 2014 to 9.1% in 2015. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $16.6 million of the increase was related to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. In our remaining practices and centers in existing local markets, medical supplies decreased by approximately $15.3 million as certain chemotherapy drugs were increasingly administered through hospital settings under physician practice arrangements. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

        Facility rent expenses.    Facility rent expenses increased by $5.6 million, or 8.8%, from $63.1 million in 2014 to $68.7 million in 2015. Facility rent expenses as a percentage of total revenues increased from 6.2% in 2014 to 6.4% in 2015. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $4.9 million of the increase was related to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. Facility rent expense in our remaining practices and centers in existing local markets increased by approximately $0.7 million.

        Other operating expenses.    Other operating expenses increased by $3.0 million or 4.8%, from $61.8 million in 2014 to $64.8 million in 2015. Other operating expense as a percentage of total revenues decreased from 6.1% in 2014 to 6.0% in 2015. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $1.4 million of the increase was related to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. Approximately $0.3 million of the increase relates to equipment rental expense relating to medical equipment refinancing, and an increase of approximately $1.3 million in our remaining practices and centers in existing local markets.

        General and administrative expenses.    General and administrative expenses increased by $39.0 million or 28.7%, from $135.8 million in 2014 to $174.8 million in 2015. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 13.3% in 2014 to 16.2% in 2015. The net increase of $39.0 million in general and administrative expenses was due to an increase of approximately $4.5 million relating to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. In addition, there was an increase of approximately $52.8 million in legal, consulting costs and liabilities associated with the Medicare investigative matters (including FISH and Gamma) and litigation settlements with certain physicians and an increase of approximately $2.0 million in our remaining practices and treatments centers in our existing local markets. The increases in general and administrative expenses were offset by decreases of $11.9 million relating to expenses associated with note-holder negotiations and management of liquidity, $0.1 million related to expenses for consulting services for the CMS 2015 fee schedule, $7.7 million in diligence costs relating to acquisitions and potential acquisitions of physician practices, and $0.6 million relating to our rebranding initiatives.

        Depreciation and amortization.    Depreciation and amortization increased by $2.4 million or 2.8%, from $86.6 million in 2014 to $89.0 million in 2015. Depreciation and amortization expense as a percentage of total revenues decreased from 8.5% in 2014 to 8.3% in 2015. The change in depreciation and amortization was due to an increase of approximately $4.1 million relating to our development and expansion of urology, medical oncology and surgery practices in Florida and New Jersey and the acquisition and development of radiation treatment centers in new and existing local markets during 2014 and 2015. In our remaining practices and treatments centers in our existing local markets our depreciation and amortization decreased by approximately $0.8 million in addition to a decrease of approximately $0.9 million in amortization of certain non-compete agreements.

        Provision for doubtful accounts.    The provision for doubtful accounts decreased by $4.8 million, or 24.6%, from $19.3 million in 2014 to $14.5 million in 2015. The provision for doubtful accounts as a percentage of total revenues decreased from 1.9% in 2014 to 1.3% in 2015. We continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardized processes supporting peer to peer justification of medical necessity; improvements in payment posting timeliness; electronic submission of documentation to Medicare carriers and Medicaid eligibility of self-pay patients. We have automated insurance rebilling and focused escalation processes for claims in Medical Review with insurers. The provision for doubtful accounts has improved due to collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

        Interest expense, net.    Interest expense decreased by $15.2 million, or 13.4%, from $113.3 million in 2014 to $98.1 million in 2015. As a result of our refinancing in April 2015, approximately $11.6 million of the decrease related to a lower average interest rate and $1.2 million of the decrease was due to a change in our average gross debt. We replaced certain debt instruments with interest rates predominately ranging from 8 7/8% - 11 3/4% with a new Term Loan at a rate of 6.5% and a new senior notes at a rate of 11.0%. As a result, our weighted average cost of debt decreased from 9.9% to 8.7%. Our average gross debt increased from $984.0 million in 2014 to $1,039 million in 2015. Approximately $2.4 million of the decrease in interest related to a decrease in amortization of debt discount and deferred financing costs as a result of our refinancing in April 2015. As of December 31, 2015, we had approximately $607.0 million outstanding under our Term Facility, $60.0 million outstanding under our 2015 Revolving Credit Facility and $360.0 million of outstanding Senior Notes.

        Gain on BP settlement.    During the year ended December 31, 2015, we received approximately $7.5 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill that occurred in 2010.

        Gain on insurance recoveries.    During the year ended December 31, 2015, we received approximately $1.7 million of insurance recoveries from damages suffered as a fire in one of our North Carolina radiation treatment centers that occurred during 2011.

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

        In addition to the goodwill impairment losses noted above, we recorded an impairment loss of approximately $1.2 million during the third quarter of 2014 related to the write-off of our 33.6% investment interest in a development stage proton therapy center located in New York. As a result of NY Proton's continued operating losses since its inception in 2010 and our liquidity issues experienced during the quarter ended June 30, 2014, we provided notice to the consortium that we may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014 (the "Subscription Agreement"), we were required to use commercially reasonable efforts to transfer and sell our ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party. On July 15, 2015, we transitioned our ownership interest in NY Proton to a third party.

        Early extinguishment of debt.    During the year ended December 31, 2015, we incurred an expense of approximately $37.4 million from the early extinguishment of debt as a result of the $1.0 billion in debt refinancing in April 2015. We paid approximately $24.9 million in premium payments for the early retirement of our $350.0 million senior secured second lien notes and our $380.1 million senior subordinated notes, along with the tender offer premium payments on our $75.0 million senior secured notes. As a result of the debt refinancing, we wrote-off approximately $3.1 million in original issue discount and $9.4 million in deferred financing costs.

        During the year ended December 31, 2014, we incurred an expense of approximately $8.6 million from the early extinguishment of debt as a result of the prepayment of the Term A Loan, Term B Loan, MDLLC Credit Agreement, Note Purchase Agreement (each as defined below), and certain capital leases, which included the write-offs of $2.1 million in deferred financing costs, $2.7 million in original issue discount costs, and $3.8 million in pre-payment penalties, including $0.3 million paid to Theriac Management Investments, LLC ("Theriac") (a related party real estate entity owned by certain of the Company's directors and officers) pursuant to the Note Purchase Agreement.

        Equity initial public offering expenses.    In May 2014, we decided, due to market conditions, to postpone an initial public offering of our equity securities. As a result of the postponement and entering into the Recapitalization Support Agreement with Consenting Subordinated Noteholders, we wrote-off approximately $4.9 million in expenses associated with the initial public offering.

        Loss on sale-leaseback transaction.    In March 2014, the Company entered into a sale-leaseback transaction with a financial institution. The sale-leaseback transaction related to medical equipment. Proceeds from the sale were approximately $5.7 million. The Company recorded a loss on the sale-leaseback transaction of approximately $0.1 million.

        Fair value adjustment of earn-out liabilities.    We funded a portion of the purchase price related to the OnCure, SFRO and Kennewick, Washington acquisitions with contingent consideration. The contingent consideration is generally dependent on the acquiree achieving certain EBITDA thresholds. We estimated and recorded an earn-out liability for each of the acquisitions as of their respective acquisition dates. We estimate the fair value of the earn-out liabilities at each reporting date. Changes to the estimated earn-out liabilities are recorded to expense in the fair value adjustment of earn-out liabilities caption in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2015 and 2014, we recorded $(1.8) million and $1.6 million, respectively, related to changes in the fair value of earn-out liabilities. On July 2, 2015 we purchased the remaining 35% of SFRO for $44.1 million, which resulted in the cancellation of the SFRO earn-out.

        Fair value adjustment of embedded derivatives and other financial instruments.    Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of our qualifying initial public offering or a qualifying merger, we will execute and deliver to CPPIB the Warrant Agreement and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share. The warrants expire on the tenth anniversary of the date of issuance. We evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. For the years ended December 31, 2015 and 2014 we recorded $(16.8) million and $0.8 million, respectively, related to changes in the fair value of the CPPIB related embedded derivatives.

        On July 2, 2015, we purchased the noncontrolling interest of SFRO. We structured a portion of the purchase with seller financing notes that contain clauses requiring payment acceleration of principal amounts as well as premium payments if the sellers achieve specific operational milestones. We determined that the contingent conversion features of the SFRO PIK Notes qualify as embedded derivatives, requiring bifurcation and classification as debt, measured at fair value. We estimate the fair value of embedded derivatives at each reporting date and record the change in fair value of the embedded derivatives to expense in the fair value adjustment of embedded derivatives caption in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2015 and 2014 we recorded $(1.1) million and $0 million, respectively, related to changes in the fair value of the SFRO PIK Notes embedded derivatives.

        Loss (gain) on foreign currency derivative contracts.    We are exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at our Latin American operations and purchases of goods and services in foreign currencies. We maintained a foreign currency derivative contract which expired on March 31, 2014. The expiration of the foreign currency derivative contract resulted in a gain of $4,000 in 2014.

        Income taxes.    Our effective tax rate was (8.2)% in fiscal 2015 and (0.7)% in fiscal 2014. The change in the effective rate in 2015 compared to the same period of the year prior is primarily due to the release of previously recorded reserves related to US federal, state and international tax issues and the recording of a noncash impairment charge relating to goodwill in the U.S. domestic reporting segment of $229.5 million during 2014. As a result, on an absolute dollar basis, the expense for income taxes changed by $7.4 million from the income tax expense of $2.3 million in 2014 to income tax expense of $9.7 million in 2015.

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

        Net loss.    Net loss decreased by $225.9 million, from $352.7 million in net loss in 2014 to $126.8 million net loss in 2015. Net loss represents 34.6% of total revenues in 2014 and 11.7% of total revenues in 2015.

Comparison of the Years Ended December 31, 2014 and 2013

Revenues

        Total revenues.    Total revenues increased by $289.3 million, or 39.7%, from $728.9 million in 2013 to $1,018.2 million in 2014. Total revenue was positively impacted by $272.4 million due to our expansion into new practices and treatments centers in existing local markets and new local markets during 2013 and 2014 through the acquisition and development of several urology, medical oncology and surgery practices in Arizona, Florida, Nevada, New Jersey, New York, North Carolina, and Rhode Island and the acquisition and development of physician radiation practices in Argentina, Arizona, California, The Dominican Republic, Florida, Guatemala, Indiana, New York, North Carolina and Mexico. The following table summarizes the acquisition and development of physician radiation practices for the comparable periods:

Date	Sites	Location	Market	Type
May 2013	3	Cape Coral / Ft. Myers / Bonita Springs, Florida	Lee County—Florida	Acquisition
May 2013	2	Naples, Florida	Collier County—Florida	Acquisition
June 2013	1	Casa Grande, Arizona	Central Arizona	Joint Venture Acquisition
July 2013	1	Mexico	International	Acquisition
September 2013	1	Argentina	International	De Novo (Hospital Campus)
October 2013	30	California / Indiana / Florida	California / Indiana / Florida	Acquisition—OnCure freestanding
October 2013	3	Indiana	Indiana	Acquisition—OnCure professional / other
October 2013	1	Roanoke Rapids, North Carolina	Eastern North Carolina	Acquisition
January 2014	1	Guatemala	International	Acquisition
February 2014	17	Miami/Dade/Palm Beach/Broward Counties—Florida	Miami/Dade/Palm Beach/Broward Counties—Florida	Acquisition—SFRO Freestanding
February 2014	4	Miami/Dade/Palm Beach/Broward Counties—Florida	Miami/Dade/Palm Beach/Broward Counties—Florida	Acquisition—SFRO professional / other
February 2014	1	Riverhead, New York	Westchester/Bronx/Long Island—New York	De Novo
March 2014	1	Argentina	International	Acquisition
October 2014	1	Miami, Florida	Miami/Dade County—Florida	Acquisition
October 2014	1	The Dominican Republic	International	De Novo

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

        Provision for doubtful accounts.    The provision for doubtful accounts increased by $7.2 million, or 58.5%, from $12.1 million in 2013 to $19.3 million in 2014. The provision for doubtful accounts as a percentage of total revenues increased from 1.7% in 2013 to 1.9% in 2014. As a result of our recent acquisitions, we continue to make progress in improving the overall collection process, including centralization of the prior authorization process, with standardized processes supporting peer to peer justification of medical necessity; improvements in payment posting timeliness; electronic submission of documentation to Medicare carriers and Medicaid eligibility of self-pay patients. We have automated insurance rebilling and focused escalation process for claims in Medical Review with insurers. Provision for doubtful accounts has improved due to collector productivity and quality tracking and monitoring, and improved processes at the treatment centers to collect co-pay amounts at the time of service.

        Interest expense, net.    Interest expense increased by $26.6 million, or 30.6%, from $86.7 million in 2013 to $113.3 million in 2014. The increase is primarily attributable to additional debt obligations predominately relating to our senior credit facility. As of December 31, 2014, we had approximately $90.0 million outstanding in our Term Facility and $-0- million outstanding in our 2015 Revolving Credit Facility. The increase is also attributable to recent acquisitions. Pursuant to the SFRO acquisition, we entered into the SFRO Credit Agreement (as defined below) which provides for a $60 million Term B Loan, $7.9 million Term A Loan, and assumed capital lease obligations. The OnCure transaction included the issuance of $82.5 million in senior secured notes which accrue interest at a rate of 11.75% per annum and additional capital lease financing. On September 26, 2014, a portion of the net proceeds from the issuance of our Series A Preferred Stock was used to repay all outstanding borrowings under our revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.

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

        Loss on sale-leaseback transaction.    In March 2014, the Company entered into a sale-leaseback transaction with a financial institution. The sale-leaseback transaction related to medical equipment. Proceeds from the sale were approximately $5.7 million. The Company recorded a loss on the sale-leaseback transaction of approximately $0.1 million.

        In December 2013, the Company entered into a sale-leaseback transaction with two financial institutions. The sale-leaseback transaction related to medical equipment. Proceeds from the sale were approximately $18.4 million. The Company recorded a loss on the sale-leaseback transaction of approximately $0.3 million.

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

        Early extinguishment of debt.    During 2014 we incurred approximately $8.6 million from the early extinguishment of debt as a result of the prepayment of the Term A Loan, Term B Loan, MDLLC Credit Agreement, Note Purchase Agreement (each as defined below), and certain capital leases, which included the write-offs of $2.1 million in deferred financing costs, $2.7 million in original issue discount costs, and $3.8 million in pre-payment penalties, including $0.3 million paid to Theriac Management Investments, LLC ("Theriac") (a related party real estate entity owned by certain of the Company's directors and officers) pursuant to the Note Purchase Agreement.

        Equity initial public offering expenses.    In May 2014, we decided, due to market conditions, to postpone the initial public offering of our equity securities. As a result of the postponement and entering into the Recapitalization Support Agreement with Consenting Subordinated Noteholders, we wrote-off approximately $4.9 million in expenses associated with the initial public offering.

        Fair value adjustment of earn-out liabilities.    We funded a portion of the purchase price related to the OnCure, SFRO and Kennewick, Washington acquisitions with contingent consideration. The contingent consideration is generally dependent on the acquiree achieving certain EBITDA thresholds. We estimated and recorded an earn-out liability for each of the acquisitions as of their respective acquisition dates. We estimate the fair value of the earn-out liabilities at each reporting date. Changes to the estimated earn-out liabilities are recorded to expense in the fair value adjustment of noncontrolling interest and earn-out liability caption in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2014 and 2013, we recorded $1.6 million and $0.1 million, respectively related to changes in the fair value of earn-out liabilities.

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

Liquidity and Capital Resources

        Our principal capital requirements are for working capital, acquisitions, expansion and de novo treatment center development. Working capital is funded through cash from operations, supplemented, as needed, by our revolving credit facility. The construction of de novo treatment centers has historically been funded directly by third parties and then leased to us. We finance our operations, capital expenditures and acquisitions through a combination of borrowings and cash generated from operations.

        We are currently highly leveraged. As of December 31, 2015, we had $1.1 billion of long-term debt outstanding. We have experienced and continue to experience losses from operations. We reported a net loss of approximately $126.8 million, $352.7 million, and $86.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015, we had $65.2 million of unrestricted cash and $61.5 million of availability under our revolver after factoring in capacity absorbed by outstanding letters of credit. As of June 30, 2016, we were fully drawn under our revolver.

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

  •
  increasing our cost of borrowing.

        Further, subject to certain qualifications, the 2015 Credit Agreement and the Senior Notes Indenture, each as currently in effect, require us to receive, subject to certain important qualifications set forth therein, (1) no later than September 10, 2016, net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments in an aggregate amount of at least $25.0 million (the "First Capital Event"), (2) no later than November 30, 2016, additional net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transaction on a pro forma basis) in an aggregate amount of at least $25.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event, the total amount is not less than $50.0 million) (the "Second Capital Event") and (3) no later than March 31, 2017, additional net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least the lesser of (A) $75.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event and the Second Capital Event, the total amount is not less than $125.0 million), and (B) an amount such that, after giving effect to such issuance or sale of capital stock or other equity investments and/or sales of assets, 21C's cash and cash equivalents plus unused revolving loan commitments equals at least $120.0 million and 21C's consolidated leverage ratio is not greater than 6.4 to 1.00 (the "Third Capital Event" and together with the First Capital Event and the Second Capital Event, the "Capital Events" and each, a "Capital Event"). We are also required to comply with a minimum liquidity covenant in an amount not less than $40.0 million after the completion of the First Capital Event, to be tested monthly prior to the completion of the Third Capital Event and quarterly thereafter. Our failure to satisfy such requirements could result in an event of default under the 2015 Credit Agreement or Senior Notes Indenture, which could result in the debt thereunder being accelerated. While the Company is pursuing a variety of initiatives to satisfy the requirements of the 2015 Credit Agreement and Senior Notes Indenture, we do not have firm commitments to obtain the required equity or dispose of assets in place, and we may not be able to maintain the required levels of liquidity. Consequently there is substantial doubt about the Company's ability to continue as a going concern.

        In the event we are unable to meet the foregoing requirements, we will need to identify alternative options, such as a debt refinancing, a sale of the Company or other strategic transaction, or a transformative transaction, such as a possible restructuring or reorganization of the Company's operations. In addition, the perception that we may not be able to continue as a going concern may negatively and materially impact our existing and future business relationships, and others may choose not to deal with us at all due to concerns about our ability to meet our contractual obligations.

        As of July 31, 2016 we had approximately $40.5 million of cash.

        Within the last year, we have remitted significant amounts of cash to CMS as a result of the FISH and GAMMA settlements, the Meaningful Use attestation issue and other compliance related matters. In addition, significant cash costs have been associated with these same matters, including legal, compliance and accounting fees. Moreover, industry trends have affected us negatively. These trends include reimbursement reductions by CMS and shifts in treatment protocols that have reduced treatment volumes.

        Looking forward these industry trends appear to be more stable. CMS has confirmed a rate freeze until 2018 and the impact of the change in treatment protocol appears to have been absorbed in the business. In addition to the improved stability in revenue, we have undertaken and continue to implement significant cost saving initiatives. We expect operating cash flow improvement to commence in the fourth quarter of 2016 and continue to improve in the first half of 2017 due to the seasonality of the business.

        In efforts to enhance our liquidity position above the required capital events, we are also pursuing financing transactions permitted under our credit agreement and indenture.

        As such we feel confident in our ability to meet our financial obligations over the next twelve months.

Cash Flows From Operating Activities

        Net cash provided by operating activities for the year ended December 31, 2015 was $8.4 million. Net cash used in operating activities for the years ended December 31, 2014 and 2013 was $14.8 million and $11.0 million, respectively.

        Net cash provided by operating activities increased by $23.2 million from $14.8 million used in operating activities in 2014 to $8.4 million provided by operating activities in 2015 predominately due to increased cash flow related to our OnCure and SFRO transactions, along with continued expense management of consulting and other general and administrative expenses.

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

Cash Flows From Investing Activities

        Net cash used in investing activities for 2015, 2014, and 2013 was $68.1 million, $113.8 million, and $118.5 million, respectively.

        Net cash used in investing activities decreased by $45.7 million, from $113.8 million in 2014 to $68.1 million in 2015. In 2015, net cash used in investing activities was impacted by approximately $34.2 million associated with the acquisition of medical practices. On January 2, 2015, we purchased an 80% equity interest in a legal entity that operates a radiation oncology facility in Kennewick, Washington for approximately $17.6 million in cash and a $1.3 million contingent earn-out payment. On January 6, 2015, we purchased the assets of a radiation oncology practice located in Warrick, Rhode Island for approximately $8.0 million in cash. On December 14, 2015, we acquired the assets of a radiation oncology practice we already manage located in Miami, Florida for approximately $6.6 million. The transaction was funded with $1.1 million in cash and a $5.5 million seller financing note. During 2015, we paid approximately $6.7 million associated with settlement of reserve funds pursuant to the OnCure, SFRO and Roanoke transactions. In addition, we purchased approximately $40.9 million in property and equipment for the year ended December 31, 2015.

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

        In 2013, net cash used in investing activities was impacted by approximately $0.8 million in cash paid for the assets of several physician practices in Arizona, New Jersey and North Carolina, and approximately $17.7 million in cash paid for the assets of five radiation oncology practices and a urology group located in Lee and Collier Counties in Southwest Florida in May 2013. In June 2013, we contributed our Casa Grande, Arizona radiation physician practice and approximately $5.0 million to purchase a 55.0% interest in a joint venture. In June 2013, we entered into a "stalking horse" investment agreement to acquire OnCure upon effectiveness of its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code for approximately $125.0 million, (excluding capital leases, working capital and other adjustments). The purchase price included $42.5 million in cash and entering into up to $82.5 million of debt with OnCure's prior bondholders ($7.5 million of assumed debt will be released assuming certain OnCure centers achieve a minimum level of EBITDA). We funded an initial deposit of approximately $5.0 million into an escrow account subject to the working capital adjustments.

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

        Historically, our capital expenditures have been primarily for equipment, leasehold improvements and information technology equipment. Total capital expenditures, inclusive of amounts financed through capital lease arrangements, outstanding accounts payable relating to the acceptance and delivery of medical equipment and exclusive of the purchase of radiation treatment centers, were $46.2 million, $77.3 million and $43.7 million in 2015, 2014 and 2013, respectively. Historically, we have funded our capital expenditures with cash flows from operations, borrowings under our senior secured credit facilities and borrowings under lease lines of credit.

Cash Flows From Financing Activities

        Net cash provided by financing activities for 2015, 2014 and 2013 was $25.9 million, $210.6 million and $131.6 million, respectively.

        On January 6, 2015, one of our joint ventures acquired the assets of a radiation oncology practice located in Warwick, Rhode Island for approximately $8.0 million. Two of our hospital partners in the joint venture contributed approximately $3.2 million in 2015 for the purchase transaction. On January 6, 2015, we purchased an additional 9% interest in a joint venture radiation oncology practice for approximately $1.2 million in cash. On July 2, 2015, we purchased the remaining 35% of SFRO for $44.1 million, comprised of $15.0 million in cash, $14.6 million SFRO PIK Notes, and $14.5 million in 21CI preferred stock.

        On February 1, 2015, the Company formed a joint venture comprising the operations of three radiation therapy centers located in New Jersey and sold a 30% interest of the joint venture to the Lourdes Health systems for approximately $0.7 million.

        In 2015, we paid approximately $26.5 million in loan costs associated with the refinancing of our long term debt in April 2015 with the issuance on new subordinated notes due in 2023 and a new senior credit facility. With the refinancing, we paid approximately $24.9 million related to breakage, premium call payments and tender offer payments on our $380.1 million senior subordinated notes, $350.0 million senior secured second lien notes and our $75.0 million senior secured notes.

        During 2015, we paid approximately $8.5 million predominately related to the earn-out liabilities associated with the OnCure notes and two previous acquisitions in North Carolina.

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

        On September 26, 2014, we issued to CPPIB, in a private placement, an aggregate of 385,000 newly issued shares of our Series A Preferred Stock for a purchase price of $325.0 million. A portion of the net proceeds from the issuance of our Series A Preferred Stock was used to repay all outstanding borrowings under our revolving credit facility, repay all obligations under the South Florida Radiation Oncology Term A, Term A-1, and Term B loans, repay certain other debt and capital leases, as well as provide capital for near-term strategic initiatives and general corporate purposes.

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

        We had partnership distributions from non-controlling interests of approximately $2.2 million, $3.6 million, and $5.2 million in 2013, 2014, and 2015, respectively.

Senior Secured Credit Facility

        On April 30, 2015, 21C entered into the Credit Agreement (the "2015 Credit Agreement") among 21C, as borrower, us, Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the "2015 Administrative Agent"), collateral agent, issuing bank and swingline lender, the other agents party thereto and the lenders party thereto.

        The credit facilities provided under the 2015 Credit Agreement consist of a revolving credit facility providing for up to $125 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the "2015 Revolving Credit Facility") and an initial term loan facility providing for $610 million of term loan commitments (the "2015 Term Facility," and together with the 2015 Revolving Credit Facility, the "2015 Credit Facilities"). 21C may (i) increase the aggregate amount of revolving loans by an amount not to exceed $25 million in the aggregate and (ii) subject to a consolidated secured leverage ratio test, increase the aggregate amount of the term loans or the revolving loans by an unlimited amount or issue pari passu or junior secured loans or notes or unsecured loans or notes in an unlimited amount. The 2015 Revolving Credit Facility matures April 30, 2020 and the 2015 Term Facility matures April 30, 2022. As of December 31, 2015, 21C had approximately $60 million outstanding under the 2015 Revolving Credit Facility and approximately $601.5 million outstanding under the 2015 Term Facility.

        Borrowings pursuant to the 2015 Credit Agreement are secured on a first priority basis by a perfected security interest in substantially all of our assets.

        Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

        (a)   for loans which are Eurodollar loans, including LIBOR loans for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin of 5.5% based upon a total leverage pricing grid; and

        (b)   for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent's prime lending rate on such day, which was 3.50% as of December 31, 2015, (B) the federal funds effective rate at such time plus 1/2 of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin of 4.5% based upon a total leverage pricing grid.

        21C will pay certain recurring fees with respect to the 2015 Revolving Credit Facility, including (i) fees on the unused commitments of the lenders under the 2015 Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

        Loans under the 2015 Term Facility are subject to the following interest rates:

        (a)   for loans which are Eurodollar loans, including London Interbank Offered Rate ("LIBOR") for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), provided that such percentage shall be deemed to be not less than 1.00%, plus (iii) an applicable margin of 5.50%; and

        (b)   for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent's prime lending rate on such day, (B) the federal funds effective rate at such time plus 1/2 of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, provided that such percentage shall be deemed to be not less than 2.00%, plus (ii) an applicable margin of 4.50%.

        The 2015 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Senior Notes (as defined below); change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C's subsidiaries to make distributions, advances and asset transfers. In addition, under the 2015 Credit Facilities, we are required to comply with a first lien leverage ratio of 7.50 to 1.00 until March 30, 2018, stepping down to 6.25 to 1.00 thereafter. The first lien leverage ratio is as follows as of December 31, 2015:

	Requirement at December 31, 2015	Level at December 31, 2015
Maximum permitted first lien leverage ratio	<7.50 to 1.00	6.41 to 1.00

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

        On June 10, 2016, we entered into an amendment and waiver ("Amendment No. 1") to the 2015 Credit Agreement, which waived through July 31, 2016 any default or event of default under the 2015 Credit Agreement for failure to timely provide the audited annual financial statements and related reports and certificates for the year ended December 31, 2015 and quarterly financial statements and related reports and certificates for the quarter ended March 31, 2016 (the "Specified Deliverables").

        Additionally, Amendment No. 1 waived any cross-default that may have arisen under the 2015 Credit Agreement prior to or on July 31, 2016 as a result of a default or event of default under the indenture governing the Senior Notes, which occurred as a result of the Company's failure to timely deliver to the trustee under the indenture governing the Senior Notes its annual report on Form 10-K for the year ended December 31, 2015 (the "Delayed 10-K") and its quarterly report on Form 10-Q for the quarter ended March 31, 2016 (the "Delayed 10-Q").

        Amendment No. 1 also amends the interest rates applicable to the loans under the 2015 Credit Agreement. Loans under the term loan credit facility, as amended, are subject to the following interest rates: (a) for loans which are Eurodollar loans, 6.00% per annum; and (b) for loans which are ABR loans, 5.00% per annum. Loans under the 2015 Revolving Credit Facility, with respect to the Eurodollar loans or the ABR loans, as applicable, are determined on the basis of a pricing grid tied to 21C's consolidated leverage ratio. Amendment No. 1 further provides that the interest rate applicable to the loans under the Credit Agreement increases in each case by 0.125% per annum as of July 1, 2016 in the event that 21C did not deliver the Specified Deliverables to the Administrative Agent by June 30, 2016.

        On August 15, 2016, we entered into an amendment and waiver ("Amendment No. 2") to the 2015 Credit Agreement.

        Amendment No. 2 provides for a limited waiver:

          (1)   through September 10, 2016, in respect of (a) any default or event of default under the 2015 Credit Agreement resulting from failure to provide audited annual financial statements and related reports and certificates for the year ended December 31, 2015 without a "going concern" or like qualification as and when required pursuant to the 2015 Credit Agreement and (b) any cross-default that may arise under the 2015 Credit Agreement as a result of a default or event of default under the Senior Notes Indenture, which occurs as a result of the Company's failure to timely furnish to the Trustee and holders of the Senior Notes (each as defined below) or file with the SEC the financial information required in the Delayed 10-K; and

          (2)   through September 30, 2016, in respect of (a) any default or event of default under the 2015 Credit Agreement resulting from failure to timely provide quarterly financial statements and related reports and certificates for the quarters ended March 31, 2016 and June 30, 2016 and (b) any cross-default that may arise under the 2015 Credit Agreement as a result of a default or event of default under the Senior Notes Indenture which occurs as a result of the Company's failure to timely furnish to the Trustee and holders of the Senior Notes or file with the SEC the financial information required in the Delayed 10-Q and the quarterly report on Form 10-Q for the quarter ended June 30, 2016 (together, the "Quarterly SEC Reports").

        In addition, Amendment No. 2 requires 21C to receive:

          (1)   no later than September 10, 2016, net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments in an aggregate amount of at least $25.0 million;

          (2)   no later than November 30, 2016, additional net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least $25.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event, the total amount is not less than $50.0 million); and

          (3)   no later than March 31, 2017, additional net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least the lesser of (A) $75.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event and the Second Capital Event, the total amount is not less than $125.0 million), and (B) an amount such that, after giving effect to such issuance or sale of capital stock or other equity investments and/or sales of assets, 21C's cash and cash equivalents plus unused revolving loan commitments equals at least $120.0 million and 21C's consolidated leverage ratio is not greater than 6.4 to 1.00.

        Notwithstanding any qualification provided for in the above described Capital Events, Amendment No. 2 requires that 21C receive, on or prior to March 31, 2017, at least $50.0 million of net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments.

        Amendment No. 2 provides for a new minimum liquidity covenant pursuant to which 21C must maintain at least $40.0 million of liquidity after the completion of the First Capital Event, which will be tested monthly prior to the completion of the Third Capital Event and quarterly thereafter.

        Amendment No. 2 also amends certain existing covenants (and definitions related thereto) in the 2015 Credit Agreement and provides for additional restrictions regarding the ability of 21C and certain of its subsidiaries to incur additional debt, make restricted payments and make investments. These covenants are subject to a number of important limitations and exceptions.

Senior Notes

        On April 30, 2015, 21C completed an offering of $360.0 million aggregate principal amount of 11.00% senior notes due 2023 at an issue price of 100.00% (the "Senior Notes"). The Senior Notes are senior unsecured obligations of 21C and are guaranteed on an unsecured senior basis by us and each of 21C's existing and future direct and indirect domestic subsidiaries that is a guarantor (the "Guarantors") under the 2015 Credit Facilities.

        The Senior Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

        21C used the net proceeds from the offering, together with cash on hand and borrowings under the 2015 Credit Facilities, to repay our $90.0 million Term Facility, to redeem our 9 7/8% Senior Subordinated Notes due 2017 and our 8 7/8% Senior Secured Second Lien Notes due 2017, to repurchase a portion of the 11 3/4% Senior Secured Notes due 2017 issued by OnCure, to pay related fees and expenses and for general corporate purposes. We incurred approximately $26.5 million in transaction fees and expenses, including legal, accounting, and other fees associated with the offering.

        We incurred a loss of approximately $37.4 million from the early extinguishment of debt as a result of the notes offering in April 2015. We paid approximately $24.9 million in premium payments for the early retirement of our $350.0 million senior secured second lien notes and $380.1 million senior subordinated notes, along with the tender offer premium payments on the $75.0 million senior secured notes. As a result of the notes offering, we wrote-off approximately $3.1 million in original issue discount and $9.4 million in deferred financing costs.

        The Senior Notes were issued pursuant to an indenture, dated April 30, 2015 (the "Senior Notes Indenture") among 21C, the Guarantors and Wilmington Trust, National Association, as trustee (the "Trustee"), governing the Senior Notes. As of December 31, 2015, 21C had $360.0 million aggregate principal amount of Senior Notes outstanding.

        Interest is payable on the Senior Notes on each May 1 and November 1, commencing November 1, 2015. 21C may redeem some or all of the Senior Notes at any time prior to May 1, 2018 at a price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest to the redemption date, if any, and an applicable make-whole premium. On or after May 1, 2018, 21C may redeem some or all of the Senior Notes at redemption prices set forth in the Senior Notes Indenture. In addition, at any time prior to May 1, 2018, 21C may redeem up to 35% of the aggregate principal amount of the Senior Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

        The Senior Notes Indenture contains covenants that, among other things, restrict the ability of 21C and certain of its subsidiaries to: incur additional debt or issue preferred shares; pay dividends on or make distributions in respect of their equity interest or make other restricted payments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. In addition, in certain circumstances, if 21C sells assets or experiences certain changes of control, it must offer to purchase the Senior Notes.

        On July 25, 2016, we entered into the second supplemental indenture to the Senior Notes Indenture (the "Second Supplemental Indenture"), providing for a limited waiver through July 31, 2016 of certain defaults or events of default under the Senior Notes Indenture for failure to timely furnish to the trustee and holders of the Senior Notes or file with the SEC the Delayed 10-K or Delayed 10-Q. As consideration for the foregoing, 21C paid to all holders of the Senior Notes an amount representing additional interest on the Senior Notes equal to $2.30 per $1,000 principal amount of the Senior Notes. 21C also paid certain fees and expenses of the advisors to certain holders of the Senior Notes incurred in connection with the Second Supplemental Indenture.

        On August 16, 2016, 21C received the requisite consents from the holders of a majority of the aggregate principal amount of the Senior Notes outstanding to enter into a third supplemental indenture (the "Third Supplemental Indenture") to the Senior Notes Indenture.

        The Third Supplemental Indenture provides for a limited waiver:

        (1)   through September 10, 2016, in respect of certain defaults or events of default under the Senior Notes Indenture resulting from failure to timely furnish to the Trustee and holders of the Senior Notes or file with the SEC the Delayed 10-K; and

        (2)   through September 30, 2016, in respect of certain defaults or events of default under the Senior Notes Indenture resulting from failure to timely furnish to the Trustee and holders of the Senior Notes or file with the SEC the Quarterly SEC Reports.

        The Third Supplemental Indenture requires 21C to complete each Capital Event as described above and in the same time frame described above.

        The Third Supplemental Indenture provides for a new minimum liquidity covenant pursuant to which 21C must maintain at least $40.0 million of liquidity after the completion of the First Capital Event, which will be tested monthly prior to the completion of the Third Capital Event and quarterly thereafter.

        The Third Supplemental Indenture also amends certain existing covenants (and definitions related thereto) in the Senior Notes Indenture and provides for additional restrictions regarding the ability of 21C and certain of its subsidiaries to incur additional debt and pay dividends on or make distributions in respect of their equity interests or make other restricted payments. These covenants are subject to a number of important limitations and exceptions.

        Pursuant to the Third Supplemental Indenture, in addition to any cash interest provided for in the Senior Notes Indenture, during the period starting on August 1, 2016 through August 31, 2016, holders of the Senior Notes will be entitled to PIK interest at a rate of 0.75% per annum, which rate will increase by an additional 0.75% per annum on the first day of each subsequent month, commencing on September 1, 2016. PIK interest will be paid monthly on the first day of each month, starting on September 1, 2016. PIK interest will stop accruing on the date of completion of the Third Capital Event, and the last PIK interest payment will be made on the first day of the month following such date.

        The Third Supplemental Indenture also provides that the holders of a majority of the aggregate principal amount of the Senior Notes outstanding shall have the right to designate one non-voting board observer to attend meetings of the Board of Directors of each of the Company and 21C until the date of completion of the Third Capital Event.

Billing and Collections

        Our billing system in the U.S., excluding recently acquired businesses, utilizes a fee schedule for billing patients, third-party payers and government sponsored programs such that fees billed to each responsible party are automatically adjusted to the allowable payment amount at time of billing.

        For all fees billed from the SFRO billing system, contractual adjustments are recorded upon the receipt of payment. As a result, an estimate of contractual allowances is made on a monthly basis to reflect the estimated realizable value of net patient service revenue. The development of the estimate of contractual allowances is based on historical cash collections related to gross charges developed by facility and payer in order to calculate average collection percentages by facility and payer. The development of the collection percentages are applied to gross accounts receivable in determining an estimate of contractual allowances at the end of a reporting period. We are currently integrating the SFRO practice management system to our processes and billing system.

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

        In our international operations, generally, our commercial and billing department obtains an authorization by the payer for the type of radiation therapy services to be provided and the agreed upon amount for the completion of the course of treatment. Upon completion of the course of treatment, the billing department invoices the payer for the authorized amount. If the course of treatment is not completed due to cancellations, death of patient etc., the commercial department contacts the payer to negotiate a revised fee.

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

        In the event of denial of payment, we follow the payers' standard appeals process, both to secure payment and to lobby the payers, as appropriate, to modify their medical policies to expand coverage for the newer and more advanced treatment services that we provide which, in many cases, is the payers' reason for denial of payment. If all reasonable collection efforts with these payers have been exhausted by our central billing office staff, the account receivable is written-off.

Self-Pay Balances

        We administer self-pay account balances through our central billing office and our policy is to first attempt to collect these balances. If initial attempts are unsuccessful, we often send outstanding self-pay patient claims to collection agencies at designated points in the collection process. In some cases, monthly payment arrangements are made with patients for the account balance remaining after insurance payments have been applied. These accounts are reviewed monthly to ensure payments continue to be made in a timely manner. Once it has been determined by our staff that the patient is not responding to our collection attempts, a final notice is mailed. This generally occurs more than 120 days after the date of the original bill. If there is no response to our final notice, after 30 days the account is assigned to a collection agency and, as appropriate, recorded as a bad debt and written off.

Acquisitions and Developments

        The following table summarizes our change in treatment centers in which we operate for the year ended December 31, 2015:

2015
Radiation therapy centers at beginning of period	180
Internally developed / reopened	2
Internally (consolidated / closed / sold)	(6)
Acquired	4
Hospital-based / other groups	1

Radiation therapy centers at period end	181

        On December 14, 2015, we acquired the assets of a radiation oncology practice we already manage located in Miami, Florida for approximately $6.6 million.

        On November 16, 2015 we commenced operations at a de novo radiation therapy center located in Lompoc, California.

        On August 1, 2015, we purchased a controlling interest in an entity that operates a cancer treatment center located in Medellin, Colombia for approximately $0.8 million.

        On July 2, 2015, we purchased the remaining 35% of SFRO for approximately $44.1 million, comprised of $15.0 million in cash, $14.6 million SFRO PIK Notes, and $14.5 million in 21CI preferred stock.

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

        On January 2, 2015, we purchased an 80% interest in a legal entity that operates a radiation oncology facility in Kennewick, Washington for approximately $18.9 million. The acquisition expands our presence into the state of Washington. The purchase agreement contains a provision for earn out payments, contingent upon achieving certain EBITDA targets measured over three years from the acquisition date. The earn out payments cannot exceed approximately $3.4 million.

        The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of operations and comprehensive loss from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

        During the fourth quarter of 2015, we consolidated one treatment center located in Manatee County related to the acquisition of OnCure. In addition we closed one treatment center in New York as a result of expiration of the underlying real estate lease.

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

        On January 1, 2016, we contributed our Greenville, North Carolina treatment center operations into a newly formed joint venture. Simultaneously, a local hospital system contributed their Greenville, North Carolina treatment center operations into the joint venture and purchased additional ownership interests from us for approximately $6.2 million. As a result, we own 50% of the joint venture.

        As of December 31, 2015, we have three additional de novo radiation treatment centers located in The Dominican Republic and South Carolina. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified healthcare and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned internally developed treatment centers could harm our business and impair our future growth.

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

Variable Interest Entities

        We evaluate certain radiation oncology practices in order to determine if they are variable interest entities ("VIEs"). This evaluation resulted in us determining that certain of our radiation oncology practices were potential VIEs. For each of these practices, we have evaluated (1) the sufficiency of the fair value of the entity's equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity's significant activities, (b) the obligation to absorb the expected losses of the entity and that their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entity's activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. The Accounting Standards Codification ("ASC"), 810, Consolidation ("ASC 810"), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of our radiation oncology practices are VIEs and we have a variable interest in each of these practices through our administrative services agreements. Other of our radiation oncology practices (primarily consisting of partnerships) are VIEs and we have variable interest in each of these practices because the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without the additional subordinated financial support provided by its members.

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

        Specifically, the Company has determined that MDL Argentina needs to defer revenue recognition on all of its revenue until those contingencies (evidence that services have been rendered and that the fee is fixed or determinable) have been removed which generally occurs when the invoicing process is complete (negotiations, as applicable, with the insurance company are also complete at invoicing). Accordingly, the Company has determined that, net patient revenue should be recognized at invoicing to the insurer.

        Generally with respect to net patient service revenue the above criteria is met when services are provided and revenue is reported at the estimated net realizable amount from patients, third-party payers and others for services rendered. The differences between our established billing rates and governmental fee schedules or third-party payer negotiated rates are accounted for as contractual adjustments, which are deducted from gross charges to arrive at net patient service revenue. We must estimate contractual adjustments to prepare our consolidated financial statements. The Medicare and Medicaid regulations and third-party payer contracts under which these contractual adjustments must be calculated are complex and subject to interpretation and adjustment. We estimate the contractual adjustments on a payer class basis given our interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process by management. Adjustments to previous reimbursement estimates are accounted for as contractual adjustments and reported in the periods that such adjustments become known. Amounts estimated by management can change by a material amount, due to reviews of billings and contract renegotiations.

        Changes in estimates related to the allowance for contractual discounts affect revenues reported in our consolidated statements of operations and comprehensive loss. If our overall estimated allowance for contractual discounts on our revenues for the year ended December 31, 2015 were changed by 1%, our after-tax loss from continuing operations would change by approximately $0.1 million. This is only one example of reasonably possible sensitivity scenarios. A significant increase in our estimate of contractual discounts for all payers would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

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

Accounts Receivable and Allowances for Doubtful Accounts

        Accounts receivable in the accompanying consolidated balance sheets are reported net of estimated allowances for doubtful accounts and contractual adjustments, as further described above. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payers and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.

        The allowance for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in federal and state governmental healthcare coverage, and other collection indicators. The primary tool used in our assessment is an annual, detailed review of historical collections and write-offs of accounts receivable. The results of the detailed review of historical collections and write-off experience, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. Accounts receivable are written off after collection efforts have been followed in accordance with our policies.

        If the actual bad debt allowance percentage applied to our accounts receivable aging would change by 1% from our estimated bad debt allowance percentage for the year ended December 31, 2015, our after-tax loss from continuing operations would change by approximately $1.1 million and our net accounts receivable would change by approximately $1.8 million at December 31, 2015. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate.

Goodwill and Intangible Assets Not Subject to Amortization

        Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by us in business combinations. Goodwill and indefinite life intangible assets are not amortized. We test goodwill for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. We perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit, defined as an operating segment or one level below an operating segment, being tested to its carrying value. The reporting units may change over time as the our operating segments change, or the component businesses therein change, due to economic conditions, acquisitions, restructuring or otherwise. At the time of these events, we reevaluate our reporting units using the reporting unit determination guidelines. As necessary, goodwill is reassigned between the affected reporting units using a relative fair-value approach.

        We determine the fair value of reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate fair value based on what investors have paid for similar interests in comparable companies through the development of ratios of market prices to various earnings indications of comparable companies taking into consideration adjustments for growth prospects, debt levels and overall size. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

        The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis. Our estimated future cash flows are based on assumptions that are consistent with our annual planning process and include estimates for revenue and operating margins and future economic and market conditions. Actual future results may differ from those estimates. Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years.

        Our intangible assets not subject to amortization consist of trade names and certificates of need. We test these assets for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. We apply a fair value-based impairment test to the net book value of the assets using a combination of income and market approaches.

Long-Lived Assets and Intangible Assets Subject to Amortization

        We test our long-lived and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. If the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded. Fair value is determined using discounted cash flow methods.

        Our analysis requires judgment with respect to many factors, including future cash flows, success at executing its business strategy, and future revenue and expense growth rates. It is possible that our estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of its long-lived and intangible assets subject to amortization for impairment.

        Intangible assets subject to amortization consist of management fee agreements, noncompete agreements, hospital contracts and trade names. Management fee agreements are amortized over the term of each respective agreement, including renewal options which range from 4.7 to 15.2 years using the straight-line method. Noncompete agreements and hospital contracts are amortized over the life of the agreement (which typically ranges from 1.0 to 18.5 years) using the straight-line method.

Stock-Based Compensation

        All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statement of operations and comprehensive loss over the requisite service period.

        For purposes of determining the compensation expense associated with the 2015 equity-based incentive plan grants, we engaged a third party valuation company to value the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The third party valuation company then used the probability-weighted expected return method ("PWERM") to determine the fair value of these units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company's ability to achieve a certain growth and profitability milestone in order to maximize shareholder value at the time of potential exit. Management considers an initial public offering of the Company's stock to be one of the exit scenarios for the current shareholders, as well as a sale or merger/acquisition transaction. For the scenarios the enterprise value at exit was estimated based on a multiple of the Company's EBITDA for the fiscal year preceding the exit date. The enterprise value for the scenario where the Company stays private (and under the majority ownership of Vestar, our equity sponsor) was estimated based on a discounted cash flow analysis as well as guideline company market approach. The guideline companies were publicly-traded companies that were deemed comparable to the Company. The discount rate analysis also leveraged market data of the same guideline companies. For each PWERM scenario, management estimated probability factors based on the outlook of the Company and the industry as well as prospects and timing for a potential exit based on information known or knowable as of the grant date. The probability-weighted unit values calculated at each potential exit date was present-valued to the grant date to estimate the per-unit value. The discount rate utilized in the present value calculation was the cost of equity calculated using the Capital Asset Pricing Model and based on the market data of the guideline companies as well as historical data published by Morningstar, Inc. For each PWERM scenario, the per unit values were adjusted for lack of marketability discount to determine unit value on a minority, non-marketable basis.

        For 2015, the estimated fair value of the units, less an assumed forfeiture rate of 8.2%, is recognized in expense in the Company's consolidated financial statements on a straight-line basis over the requisite service periods of the awards for Class MEP Units. For Class MEP Units, the requisite service period is approximately 18 months. The Class D Units and E Units compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the Class D Units and Class E Units, in the event of an initial public offering of the Company's common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their Class D Units and Class E Units. The assumed forfeiture rate is based on an average historical forfeiture rate.

Grants under 2015 Plan

        On October 7, 2015, 21CI entered into the Seventh Amended and Restated Limited Liability Company Agreement (the "Amended LLC Agreement"). The Amended LLC Agreement, among other things, authorizes two new classes of incentive units of 21CI, Class D and Class E Units. Each recipient of such Class D and/or Class E Units forfeits any and all incentive equity units previously granted to him/her. Under the Amended LLC Agreement, 21CI now has ten classes of equity outstanding: SFRO Preferred Units, Preferred Units and Class A, D, E, G, M, MEP, N and O Units.

Income Taxes

        We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740, "Income Taxes" ("ASC 740"), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2013, we determined that the valuation allowance should be $96.9 million, consisting of $86.9 million against federal deferred tax assets and $10.0 million against state deferred tax assets. This represented an increase of $14.3 million in valuation allowance. For the year ended December 31, 2014, we determined that the valuation allowance should be $181.7 million, consisting of $161.2 million against federal deferred tax assets and $20.5 million against state deferred tax assets. This represents an increase of $84.8 million in valuation allowance. For the year ended December 31, 2015, we determined that the valuation allowance should be $227.1 million, consisting of $201.9 million against federal deferred tax assets and $25.2 million against state deferred tax assets. This represents an increase of $45.4 million in valuation allowance.

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

        We are subject to taxation in the United States, approximately 24 state jurisdictions, the Netherlands, and throughout Latin America, namely, Argentina, Bolivia, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which we are subject to tax are the United States, Florida and Argentina.

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

        During 2014, we reached a favorable settlement with the US Internal Revenue Service related to the interest and penalty issues in tax years 2007 and 2008 and various US state and local and foreign jurisdictions related to tax years 2005 through 2012. As a result, we released $3.2 million of previously recorded reserves. During 2015, the statues expired on the remaining foreign issues and we released $0.1 million of previously recorded reserves. No income tax audits were initiated during 2015.

New Pronouncements

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard allows for either a full retrospective or a modified retrospective transition method. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for all affected entities. As a result, ASU 2014-09 is effective for us beginning January 1, 2018. We intend to adopt the new guidance on January 1, 2018 and are currently evaluating the potential impact of this guidance.

        In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 810, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). The new guidance requires that a performance targets that affect vesting and that could be achieved after the requisite service period be treated as a performance conditions and compensation costs related to the performance conditions be recognized in the period in which it becomes probable that the performance condition will be achieved.

The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. We prospectively adopted this guidance on January 1, 2015.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

        In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The new guidance intends to reduce the number of consolidation models as well as place more emphasis on risk of loss when determining a controlling financial interest. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. We will adopt this guidance on January 1, 2016 and it is not expected to have a material impact on our consolidated financial statements.

        In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. We will adopt the new guidance on January 1, 2016. As of December 31, 2015, we have recorded approximately $19.8 million of debt issuance costs in other assets that would be reclassified to long-term debt in accordance with the new guidance.

        In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance establishes guidelines for evaluating whether a cloud computing arrangement involves the sale of a software license and the appropriate accounting. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. We will adopt the new guidance on January 1, 2016 and it is not expected to have a material impact on our consolidated financial statements.

        In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new guidance requires inventories to be valued at the lower of cost or net realizable value. This guidance does not apply to entities using the last in, first out valuation method. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We intend to adopt January 1, 2017 and are currently evaluating the potential impact of this guidance.

        In August 2015, FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The new guidance allows debt issuance costs related to line-of-credit arrangements to be recognized as an asset and amortized ratably over the line-of-credit term. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. We will adopt the new guidance on January 1, 2016. As of December 31, 2015, we have recorded approximately $4.6 million of debt issuance costs in other assets that would be reclassified to long-term debt in accordance with the new guidance.

        In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. We adopted the new guidance on December 31, 2015 and it did not have a material impact on our consolidated financial statements.

        In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that all deferred tax assets and liabilities for each jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance becomes effective for public business entities in fiscal years beginning after December 15, 2016. Early adoption is permitted. We adopted this new standard in the fourth quarter of 2015 and have applied the new guidance prospectively. Accordingly, the prior balance sheets were not retrospectively adjusted.

        In January 2016, the FASB issued ASU 2016-1 Financial Instruments-Overall (Topic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities for the purpose of improving certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Among other things, this guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income and to perform a qualitative assessment to identify impairment for equity investments without readily determinable fair values. Entities are required to apply this guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and, for the guidance related to equity securities without readily determinable fair values, entities are required to apply a prospective approach to equity investments that exist as of the date of adoption. This guidance will be effective for us on January 1, 2018. We are currently assessing the impact of this guidance on our consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02") which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on the consolidated balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018 with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements. We are party to approximately 400 real estate leases and expects adoption of ASU 2016-02 to have a material impact to our consolidated balance sheets.

        In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Option in Debt Instruments ("ASU 2016-06") that intends to resolve diversity in practice as it relates to assessing the accounting for contingent put and call options contained in debt instruments. ASU 2016-06 will be effective for annual periods beginning after December 15, 2016 with early adoption permitted. This standard requires a modified retrospective approach upon adoption. We intend to adopt this new standard on January 1, 2017 and are currently evaluating the potential impact of this guidance.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that modifies several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016 with early adoption permitted. This standard requires different adoption methodologies for each aspect adopted. We intend to adopt this new standard on January 1, 2017 and are currently evaluating the potential impact of this guidance.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") for the purpose of replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses. ASU 2016-13 will be effective for annual periods beginning after December 15, 2019 with early adoption permitted in annual periods beginning after December 15, 2018. This standard requires a modified retrospective transition approach upon adoption. We intend to adopt this new standard on January 1, 2020 and are currently evaluating the potential impact of this guidance.

Reimbursement, Legislative and Regulatory Changes

        Legislative and regulatory action has resulted in continuing changes in reimbursement under the Medicare and Medicaid programs that will continue to limit payments we receive under these programs.

        Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to legislative and regulatory changes, administrative rulings, interpretations, and discretion which may further affect payments made under those programs. In addition the federal and state governments may, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of our treatment centers or require other changes in our operations. There may also be a continued increase in managed care programs and future restructuring of the financing and delivery of healthcare in the United States. These events could have an adverse effect on our future financial results.

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

Commitments

        The following table sets forth our contractual obligations as of December 31, 2015.

Contractual Cash Obligations	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Senior secured credit agreement revolver portion(1)(a)	$76,698	3,853	7,707	65,138	—
Senior secured credit agreement term portion(2)(a)	849,171	45,403	89,617	88,031	626,120
Senior notes(3)(a)	650,400	39,600	79,200	79,200	452,400
Senior secured notes(4)(a)	497	52	445	—	—
Other notes and capital leases(5)	93,127	31,309	30,637	30,671	510
Operating lease obligations(6)	563,232	61,304	113,642	98,791	289,495
Finance obligations(7)	17,442	1,488	2,813	2,874	10,267

Total contractual cash obligations	$2,250,567	$183,009	$324,061	$364,705	$1,378,792

(a)
Maturities of the Company's borrowings and interest payments pursuant to such borrowings are based on contractual terms and scheduled maturities. The maturities of the Company's borrowings and interest payments in the table above are as of December 31, 2015 and do not assume any acceleration of the Company's long-term debt.

(1)
As of December 31, 2015, there was $60.0 million in aggregate principal amount outstanding under our senior secured revolving credit facility (excluding issued but undrawn letters of credit). Interest expense and fees on our senior secured revolving credit facility is based on an assumed interest rate of the one-month LIBOR rate as of December 31, 2015 plus 550 basis points plus unused commitment fees on our $125.0 million senior secured revolving credit facility.

(2)
As of December 31, 2015, there was $607.0 million in aggregate principal amount outstanding under our senior term credit facility. Interest expense is based on an interest rate of 6.5%.

(3)
Senior subordinated notes of $360.0 million, due May 1, 2023. Interest expense is based on an interest rate of 11.0%.

(4)
Senior secured notes of $0.4 million, due January 15, 2017. Interest expense is based on an interest rate of 11 3/4%.

(5)
Other notes and capital leases includes leases relating to medical equipment.

(6)
Operating lease obligations includes land and buildings, and equipment.

(7)
Finance obligations includes real estate under the failed sale-leaseback accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Finance Obligation."

Off-Balance Sheet Arrangements

        As of December 31, 2015, our off-balance sheet obligation consisted of $3.5 million in letters of credit. We do not currently have any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Interest Rates

        Outstanding balances under our senior secured credit facility bear interest based on either LIBOR plus an initial spread, or an alternate base rate plus an initial spread, at our option, which require a minimum floor of 100 basis points on LIBOR. Accordingly, an adverse change in interest rates would cause an increase in the amount of interest paid if LIBOR rates were above 1.0%. As of December 31, 2015, we have interest rate exposure on $607.0 million of our senior secured credit facility. A 100 basis point change in interest rates on our senior secured credit facility would result in an increase of approximately $3.7 million in the amount of annualized interest paid and annualized interest expense recognized in our condensed consolidated financial statements.

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

        On August 25, 2015, the Company notified Deloitte & Touche LLP ("Deloitte") that Deloitte was dismissed as the Company's independent registered public accounting firm. Deloitte's dismissal became effective on August 25, 2015. The decision to change accounting firms was approved by the Audit Committee and by the Board of Directors of the Company.

        During fiscal years ended December 31, 2014 and 2013 and during the period from January 1, 2015 through August 25, 2015, the Company did not have any disagreement with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Deloitte's satisfaction, would have caused Deloitte to make reference to the subject matter of disagreement in their reports on the Company's consolidated financial statements.

(b)   Engagement of new independent registered public accounting firm.

        On August 25, 2015, the Company approved the engagement of Ernst & Young LLP ("EY") as the Company's new independent registered public accounting firm. The engagement of EY had previously been approved by the Audit Committee on August 24, 2015 and by the Board of Directors on August 25, 2015.

Item 9A.    Controls and Procedures

        This Item 9A includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Annual Report as Exhibits 31.1 and 31.2.

Overview

        As previously announced on March 24, 2016 our Board of Directors determined that it would be necessary for us to restate our audited consolidated financial statements as of and for the years ended December 31, 2012, 2013 and 2014 and the unaudited condensed consolidated financial statements as of and for each of the interim periods within the years ended December 31, 2012, 2013 and 2014 and for the interim periods ended March 31, June 30 and September 30, 2015. The Board of Directors made this determination following consultation with and upon the recommendation of the Audit Committee of the Board of Directors, management and the Company's current independent registered public accounting firm, Ernst & Young LLP, as they relate to the unaudited condensed consolidated financial statements as of and for the periods ended March 31, June 30 and September 30, 2015 and with the Company's predecessor independent registered public accounting firm, Deloitte, as they relate to the audited consolidated financial statements or unaudited condensed consolidated financial statements for all other periods identified above. Refer to Notes 2 and 24 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

        In connection with the preparation of this report, the Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the restatement of previously issued financial statements noted above, the identification of material weaknesses in internal control over financial reporting described below, which we view as an integral part of our disclosure controls, the inability to file the Annual Report on Form 10-K within the statutory time period, and the evaluation that we have performed, we have concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were ineffective.

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

        Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based upon the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). This framework highlights that the control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting.

        Based upon evaluation, management identified material weaknesses in our internal control over financial reporting. More specifically, the material weaknesses occurred at the control-activity level, as we did not:

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

  •
  design and maintain adequate procedures or effective review and approval controls over the accurate reporting, including the use of appropriate technical accounting expertise, when recording complex or non-routine transactions such as those involving self-insured medical malpractice programs, purchase accounting, embedded derivatives, accounting and reporting for the SFRO acquisition (including classification of noncontrolling interests), CPPIB transactions and related embedded derivatives, foreign currency translations and functional currency determinations for foreign operations;

  •
  design and maintain adequate procedures or effective controls related to our regulatory compliance monitoring procedures and oversight over compliance and regulatory affairs matters; specifically, the scope of our compliance work programs and procedures did not address all relevant risks to the organization, including procedures to test for the medical necessity;

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

  •
  design and maintain procedures or effective controls to ensure adequate oversight over the information technology ("IT") organization to maintain effective information technology general controls (access and program change controls) which are required to support automated controls and IT functionality; and

  •
  integrate and maintain (i) appropriate segregation of duties over cash, (ii) adequate access controls with regard to financial applications, and (iii) adequate controls over the processing of expenditures, including payroll expense. Each of these items is specific to the integration of SFRO.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Company's internal controls were not subject to attestation by our independent registered public accounting firm pursuant to an exemption for issuers that are not "large accelerated filers" nor "accelerated filers" as set forth in Section 989G(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness in Internal Control Over Financial Reporting

        Management is committed to the planning and implementation of remediation efforts to address the material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment.

        More specifically to date we have:

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

  •
  appointed experienced professionals to key leadership positions;

  •
  completed the implementation of a more robust contract governance structure to assure appropriate administration, compliance and accounting treatment for new or amended contract terms;

  •
  revised and improved a formal delegation of authority from the Board of Directors;

  •
  engaged compliance specialists to conduct an evaluation of our compliance program and a compliance risk assessment to identify opportunities to improve the existing compliance program. The evaluation encompassed a comprehensive review of the infrastructure and operations of the enterprise-wide compliance program, including an evaluation of the compliance program activities at physician practices in our various geographic regions;

  •
  updated our code of conduct and established a process whereby all of our employees will be required to annually acknowledge their commitment to adhering to its provisions;

  •
  outsourced our compliance hotline to a third-party to enhance the anonymous and confidential process for reporting any suspected violations of federal or state law and regulations, the Company's policies and procedures, or the Company's code of conduct;

  •
  reviewed, updated, developed and implemented written policies and procedures regarding the operation of the Company's compliance program;

  •
  reviewed, updated, developed and implemented written policies and procedures regarding proper billing, coding and claims submission;

  •
  reviewed, developed, updated and implemented a comprehensive compliance training program for employees, contractors involved in patient care, coding or billing, and the Board of Directors;

  •
  established a program to enhance internal coding audits and the processes and procedures for responding to the results of those audits;

  •
  established a Compliance and Quality Committee charged with oversight of compliance and regulatory functions;

  •
  implemented an annual certification process requiring management employees to attest that their areas of responsibility are in compliance with applicable laws, regulations and internal policies and procedures; and established a Regulatory Affairs Department charged with responsibility for our meaningful use process, including oversight and testing of compliance with criteria prior to submitting attestations.

        Management believes that progress has been made against remaining remediation efforts and successful completion is an important priority. Remaining remediation activities include:

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

        Management believes the measures described above, when fully implemented and operational, will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and intend to continue to review and improve our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to implement other initiatives to address control deficiencies or determine to modify, or in appropriate circumstances, not complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

        Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

21st Century Oncology Holdings, Inc.'s Executive Officers, Directors and Key Employees

Name	Age	Position
Daniel E. Dosoretz, M.D.	63	Chief Executive Officer and Director
LeAnne M. Stewart	51	Chief Financial Officer
Constantine A. Mantz, M.D.	47	Chief Medical Officer
Alejandro Dosoretz	57	President and Chief Executive Officer of Medical Developers Cooperatief U.A. B.V. and Vidt Centro Medico
Gary Delanois	63	Senior Vice President, United States Operations
Joseph Biscardi	47	Senior Vice President, Assistant Treasurer, Controller and Chief Accounting Officer
Robert L. Rosner	56	Chairman of the Board of Directors
James L. Elrod, Jr.	61	Director
Erin L. Russell	42	Director
Christian Hensley	42	Director
Howard M. Sheridan, M.D.	71	Director
Robert W. Miller	74	Director
William R. Spalding	57	Director

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

        Constantine A. Mantz, M.D. joined us in 2000 and has served in his current capacity as Chief Medical Officer since February 2011 and formerly as Senior Vice President of Clinical Operations from March 2009 to February 2011. Dr. Mantz is also employed as a physician by our wholly owned subsidiary, 21st Century Oncology, Inc. Dr. Mantz received a Bachelor of Science Degree in Biology from Loyola University of Chicago. He earned his medical degree from the University of Chicago's Pritzker School of Medicine and did a surgical internship at the Hennepin County Medical Center in Minneapolis, Minnesota. Dr. Mantz completed his radiation oncology residency at the University of Chicago Hospitals, is Board Certified in Radiation Oncology by the American Board of Radiology and is a member of ACR, the American Medical Association, the American Society for Radiation Oncology and the Association of Freestanding Radiation Oncology Centers. During the course of his career, Dr. Mantz has been involved in numerous radiation therapy research projects, published professional journal articles and given lectures and presented abstracts and poster sessions at national meetings concerning cancer treatment. Dr. Mantz has special clinical interests in the study and treatment of prostate cancer and breast cancer. Dr. Mantz also has published and lectured on healthcare payment and delivery reform in oncology.

        Alejandro Dosoretz joined us in March 2011 in conjunction with our purchase of MDLLC where he serves in his current capacity as President and Chief Executive Officer of Medical Developers Cooperatief U.A. B.V. and Vidt Centro Medico. Prior to 2011, Mr. Dosoretz served as President and Chief Executive Officer of Vidt Centro Medico, where he held that position since 2003. He previously served as President of Provincia ART from 2001 to 2003. From 1983 to 2001, Mr. Dosoretz acted as an advisor to various healthcare companies in Argentina. Mr. Dosoretz has served on Argentina's Congress' Health Advisory Committee, as a general advisor to Argentina's National Institute for Retirees and Pensioners, and has represented Argentina's Ministry of Foreign Affairs. He holds a Public Accounting degree from the University of Buenos Aires, School of Economics.

        Gary Delanois Gary Delanois has served as our Senior Vice President, United States Operations since August 2014 after leading the growth of our integrated cancer care operations network of employed and affiliated physicians for five years. He began his career in business as a Certified Public Accountant with Ernst & Young before leaving to become Chief Operating Officer for a diversified and multi-divisional private company. Mr. Delanois is a member of the American Institute of CPAs and the Florida Institute of Public Accountants.

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

        Robert W. Miller has been a member of our Board since December, 2015. Prior to that time, Mr. Miller was a partner in the law firm of King & Spalding from 1985 until his retirement in 1997. In addition, Mr. Miller has served on the board of directors of SunCrest Healthcare, Inc., an operator of home health agencies, since 2013. Mr. Miller previously served as a director of QuadraMed Corporation, from 2003 to 2010, where he was a member of the Audit Committee and the Chairman of the Compensation Committee, and as a director of Sonic Innovations, Inc., from 2006 to 2010, where he was a member of the Audit Committee and chairman of the Nominating and Governance Committee. Mr. Miller served on the Nonprofit Board of Directors of Grady Memorial Hospital in Atlanta, Georgia, where he served as Chairperson of its Audit Committee, from 2008 to 2014. In addition, he has served as an Adjunct Professor of Law at Emory University School of Law and Editor-in-Chief of the Journal of Health and Life Sciences Law. Mr. Miller has a B.A. from the University of Georgia and an LL.B. from Yale Law School. Mr. Miller's experience in the healthcare industry, board experience and diverse personal background led to the conclusion that Mr. Miller should serve as a director of the Company.

        William R. Spalding has been a member of our Board since May 2016. Prior to that time, Mr. Spalding, served as the Chief Executive Officer of PharMEDium Healthcare Holdings, Inc., from January 2014 to November 2015, when it was acquired by AmerisourceBergen Corporation, a publicly-listed company. Mr. Spalding also served as PharMEDium's Executive Vice President—Strategy, Finance and Legal, from April 2013 to January 2014, and as an independent board member of PharMEDium from August 2010 to February 2013. Prior to that, Mr. Spalding was a Senior Partner in the law firm of King and Spalding, LLP, where he led the Private Equity & Investment Funds Practice and was a member of the firm's management committee. Mr. Spalding also co-founded The CrawfordSpalding Group, a professional advisory and management services firm, and previously served as Executive Vice President—Strategy and Managed Care of CVS Caremark Corporation and Executive Vice President—Strategic Initiatives of Caremark Rx, Inc. Mr. Spalding is the Non-Executive Chairman of the Board of MedVantx Corporation and has served as a board member of SecureWorks Corp. and the Carter Presidential Center Board of Counselors. Mr. Spalding holds an A.B., with honors, from Dartmouth College and a J.D., summa cum laude, from Washington & Lee University School of Law. Mr. Spalding's experience in the healthcare industry, board experience and diverse personal background led to the conclusion that Mr. Spalding should serve as a director of the Company.

Board Composition

        Pursuant to our Amended Securityholders Agreement, our Board of Directors is to be comprised of (i) two managers nominated by the Majority Preferred Holders, (ii) three managers nominated by funds affiliated with Vestar, (iii) Dr. Daniel E. Dosoretz and (iv) one manager nominated by Dr. Dosoretz after consultation with Vestar and the Majority Preferred Holders, subject to certain ongoing security ownership provisions. In addition, the size of our Board of Directors was increased to include one independent director to be nominated by the Majority Preferred Holders at their election. In the event of an event of default under the Certificate of Designations, the parties to the Amended Securityholders Agreement have agreed to vote in favor of a changed board composition at the election of the Majority Preferred Holders. Our board of directors currently consists of Mr. Elrod, Jr., Dr. Dosoretz, Mr. Rosner, Ms. Russell, Mr. Hensley, Dr. Sheridan, Mr. Miller and Mr. Spalding. Each director serves for annual terms and until his or her successor is elected and qualified. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

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

Audit Committee

        Messrs. Elrod, Hensley, Spalding and Ms. Russell serve on the Audit Committee, with Mr. Elrod serving as the Chair. The Audit Committee is responsible for reviewing and monitoring our accounting controls, related party transactions and internal audit functions and recommending to the Board of Directors the engagement of our outside auditors. The Audit Committee met sixteen times during 2015. The Audit Committee operates under a written charter, which was amended and restated effective as of February 10, 2015. Our Board of Directors has determined that each of its members is financially literate. However, as we are privately held and controlled by affiliates of Vestar, our Board of Directors has determined that it is not necessary to designate one or more of its Audit Committee members as an "audit committee financial expert" at this time.

Compliance and Quality Committee

        Messrs. Miller, Elrod and Hensley serve on the Compliance and Quality Committee, with Mr. Miller serving as the Chair. The Compliance and Quality Committee is responsible for overseeing, monitoring and evaluating the Company's compliance and quality assurance systems and initiatives. The committee also reviews and monitors the systems in place to maintain and identify deviations from the Company's compliance standards, including matters related to compliance with federal health care program requirements and other compliance obligations. The Compliance and Quality Committee did not meet during 2015 as the Committee was formed in December 2015. The Compliance and Quality Committee operates under a written charter, which was effective as of December 14, 2015.

Capital Allocation Committee

        Ms. Russell, Messrs. Hensley, Spalding and Dr. Dosoretz serve on the Capital Allocation Committee, with Ms. Russell serving as the Chair. The Capital Allocation Committee reviews and either approves, on behalf of the Board of Directors, or recommends to the Company's Board of Directors for approval, all material expenditures related to equipment, acquisitions and de novo development, among others. The Capital Allocation Committee met sixteen times during 2015. The Capital Allocation Committee operates under a written charter, which was amended and restated effective as of September 26, 2014.

Compensation Committee

        Messrs. Rosner and Hensley, and Dr. Sheridan serve on the Compensation Committee, with Mr. Rosner serving as the Chair. The Compensation Committee reviews and either approves, on behalf of our Board of Directors, or recommends to our Board of Directors for approval, the annual salaries and other compensation of our executive officers and individual unit incentive awards. The Compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The Compensation Committee met five times during 2015. The Compensation Committee operates under a written charter, which was amended and restated effective as of September 26, 2014.

Code of Ethics

        Our Board of Directors expects its members, as well as its officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising its code of conduct and as applicable, in Our Code of Ethics for Senior Financial Officers and Chief Executive Officer (our "Code of Ethics"). Our Code of Ethics is posted on our website located at www.21co.com under the heading "Code of Conduct for Principal Executive Officers and Senior Financial Officers." We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of such code, as required by the SEC, on our website within five business days following such amendment or waiver. Copies of our Code of Ethics are available upon request, without charge, by writing or telephoning us at 21st Century Oncology Holdings, Inc., 2270 Colonial Boulevard, Fort Myers, Florida 33907, Attn: Corporate Secretary, (239) 931-7254.

Section 16(a) Beneficial Ownership Reporting Compliance

        The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and persons holding more than ten percent of the Company's equity securities are not required to comply with Section 16 of the Exchange Act.

Item 11.    Executive Compensation

        References in this Item 11 to "we," "us," "our" and "the Company" are references to 21st Century Oncology Holdings, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise or unless indicated otherwise.

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

        The compensation of our named executive officers generally consists of base salary, annual cash incentive payments, long-term equity incentives and other benefits and perquisites. In addition, our named executive officers are eligible to receive severance or other benefits upon termination of their employment with us. In setting an individual executive officer's initial compensation package and the relative allocation among different types of compensation, we consider the nature of the position being filled, the scope of associated responsibilities, the individual's qualifications, as well as Vestar's and CPPIB's experience with other companies in their investment portfolios and general market knowledge regarding executive compensation.

        The discussion below explains our compensation decisions with respect to fiscal year 2015, our last fiscal year. Throughout this Annual Report, the following officers are referred to as our named executive officers: (i) Daniel E. Dosoretz, M.D., our Chief Executive Officer since April 1997, (ii) LeAnne M. Stewart, our Chief Financial Officer since September 2015, and (iii) Constantine A. Mantz, M.D., our Chief Medical Officer since February 2011.

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

Role of Our Compensation Committee

        Our Compensation Committee evaluates and determines the levels and forms of individual compensation for our named executive officers. Under the term of its charter, our Compensation Committee reviews and either approves, on behalf of the Company's Board of Directors, or recommends to the Company's Board of Directors for approval, the annual salaries and other compensation for our executive officers and individual unit incentive awards. The Compensation Committee develops and determines all components of executive officer compensation, as well as provides assistance and recommendations to the Company's Board of Directors with respect to our incentive-compensation plans, equity-based plans, compensation policies and practices and assists with the administration of our compensation and benefit plans.

Compensation Determination Process

        Our Compensation Committee determines or recommends to the Board of Directors for determination the compensation of each of our named executive officers and solicits input from our Chief Executive Officer in determining the compensation (particularly base salary and annual cash incentive payments) of our named executive officers. The Compensation Committee does not retain compensation consultants to review our policies and procedures with respect to executive officer compensation.

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

	Fiscal Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation	Other Annual Compensation		Total
Daniel E. Dosoretz, M.D.,	2015	$1,246,153	$25,246	$2,166,736	$660,000	$87,896	(3)	$4,186,031
Chief Executive Officer and	2014	1,047,690	37,086	—	850,000	179,363	(3)	2,114,139
Director
LeAnne M. Stewart,	2015	137,019	—	96,141	190,000	8		423,168
Chief Financial Officer	2014	—	—	—	—	—		—
Constantine A. Mantz, M.D.,	2015	1,682,308	327,874	64,094	—	310		2,074,586
Chief Medical Officer	2014	1,730,770	283,206	—	—	180		2,014,156

(1)
The amounts set forth in this column represent production and ancillary bonus arrangements set forth in physician employment agreements.

(2)
2015 stock awards granted on October 7, 2015 with the initial grants under the 21CI 2015 equity-based incentive plan. The values reported herein reflect the grant date fair value of the awards, as calculated in accordance with FASB ASC Topic 718. Such amounts may not correspond to the actual value that may be realized by such persons with respect to these awards. No stock awards were granted in 2014.

(3)
These amounts consist of: (i) compensation associated with the personal use of the Company's corporate aircraft in 2015 and 2014 in the amounts of $86,532 and $178,571, respectively, and (ii) life insurance premiums paid by the Company in 2015 and 2014 of $1,364 and $792, respectively.

Employment Agreements

Executive Employment Agreements with Daniel E. Dosoretz, M.D.

        We have entered into a Second Amended and Restated Executive Employment Agreement, dated as of May 6, 2014 and amended on September 25, 2014 (with such amendment effective July 24, 2014), with Daniel E. Dosoretz, M.D., pursuant to which Dr. Dosoretz serves as our Chief Executive Officer. The employment term is a five-year term with automatic two-year extensions thereafter, unless either party provides the other 120 days' prior written notice of its intention not to renew the employment agreement.

        Dr. Dosoretz is currently entitled to receive an annual base salary of $1,200,000 and entitled to such increases in his annual base salary as may be determined by the Company's Board of Directors or Compensation Committee from time to time. In the event of a Change of Control of the Company (as defined in his employment agreement), a material deleveraging of the Company or a material refinancing or recapitalization of the Company, Dr. Dosoretz's annual base salary will be increased to $1,200,000. Dr. Dosoretz is also eligible to earn an annual performance-based incentive bonus of up to 100% of his annual base salary, in any event not less than $300,000, based upon the attainment of one or more pre-established performance goals established by the Board of Directors or the Compensation Committee.

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

        If Dr. Dosoretz resigns or otherwise voluntarily terminates his employment and the termination is not for "good reason" (as defined in his employment agreement) during the term of the agreement, he will be entitled to receive his base salary accrued and unpaid through the date of termination and his earned and unpaid annual cash incentive payment, if any, for the fiscal year prior to the termination date. Dr. Dosoretz shall also receive any nonforfeitable benefits already earned and payable to him under the terms of any deferred compensation, incentive or other benefit plan maintained by the Company, payable in accordance with the terms of the applicable plan (all amounts in this section are referred to as "Accrued Compensation").

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

        If Dr. Dosoretz's employment terminates due to a "disability" (as defined in his employment agreement), he will be entitled to receive the Accrued Compensation and any other disability benefits payable pursuant to any long-term disability plan or other disability program or insurance policies maintained or provided by the Company. If Dr. Dosoretz dies during the term of his employment term, the Company shall pay to his estate a lump sum payment equal to the sum of (i) his Accrued Compensation and (ii) the Board of Director's good faith estimated annual cash performance incentive bonus for the fiscal year in which the death occurs (on a pro rata basis for the number of whole or partial months in the fiscal year in which the death occurs through the date of death) based on the performance of the Company at the time of his death. In addition, the death benefits payable pursuant to any retirement, deferred compensation or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by Dr. Dosoretz in accordance with the terms of the applicable plan.

        Should Dr. Dosoretz be terminated as Chief Executive Officer for any reason, notwithstanding any other provision in the employment agreement, Dr. Dosoretz may elect to remain employed by the Company as a senior physician providing radiation oncology services at the Company's and its subsidiaries' radiation therapy centers and that, under such circumstances, Dr. Dosoretz and the Company, or one of its affiliates, shall enter into a new employment agreement pursuant to which Dr. Dosoretz will receive an annual base salary of $1,000,000 and be eligible to participate in such other performance, bonus and benefit plans afforded other senior physicians of the Company and receive comparable fringe benefits to such other senior physicians.

        Dr. Dosoretz is also subject to a covenant not to disclose our confidential information during and at any time after his employment term. At all times during his employment term and ending three years after his termination date, Dr. Dosoretz covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, any patient, referral source, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees. If Dr. Dosoretz breaches or threatens to breach these covenants, the Company shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such provisions in any action or proceeding instituted in any court in the State of Florida having subject matter jurisdiction. The provision with respect to injunctive relief shall not, however, diminish the Company's right to claims and recover damages.

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

Physician Employment Agreement with Constantine A. Mantz, M.D.

        We have entered into a physician employment agreement with Constantine A. Mantz, dated effective as of July 1, 2003 and as amended, pursuant to which Dr. Mantz serves as our Chief Medical Officer and provides medical services as a radiation oncologist. The employment term commenced on July 1, 2003 and is a five-year term with automatic one-year extensions thereafter, unless either party provides the other 90 days' prior written notice of its intention not to renew the employment agreement. Dr. Mantz is currently entitled to receive an annual base salary of $1,620,000 and the Company shall be obligated to pay all medical malpractice insurance premiums during employment and any "tail" coverage premiums after termination or expiration of this agreement if Dr. Mantz's employment is terminated without cause, or due to death or disability. Further, during Dr. Mantz's employment, the Company will provide basic hospital and major medical insurance coverage to him to the extent obtainable with coverage amounts as the Company shall in its sole discretion determine and subject to the limitations and restrictions of the Company's group health plan.

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

        Dr. Mantz is also subject to a covenant not to disclose our confidential information during and at any time after his employment term. At all times during his employment term and ending two years after his termination date, Dr. Mantz has agreed (i) not to practice radiation oncology at any center in Lee, Collier or Charlotte County, Florida or at those hospitals in Lee, Collier or Charlotte County, Florida where physicians employed by the Company or an affiliate of the Company are, at the time of such termination, practicing radiation oncology, and (ii) not to solicit or hire any of our employees.

Outstanding Equity Awards at 2015 Fiscal-Year End

        The following table provides information regarding outstanding equity awards held by our named executive officers as of the end of fiscal year 2015.

	Stock Awards
	Equity Incentive Plan Awards
	Number of Earned Shares, Units or Other Rights That Have Vested (#)	Market or Payout Value of Earned Shares, Units or Other Rights That Have Vested ($)
Daniel E. Dosoretz, M.D.,	10 Class D Units(a)	$143,368	(b)
Chief Executive Officer and Director	164,473 Class E Units(a)	29,605	(b)
LeAnne M. Stewart,	123,355 Class E Units(a)	22,204	(b)
Chief Financial Officer
Constantine A. Mantz, M.D.,	82,237 Class E Units(a)	14,803	(b)
Chief Medical Officer

(a)
Granted to Dr. Dosoretz on November 30, 2015 and to Ms. Stewart and Dr. Mantz on October 7, 2015. The Class D and E units are vested upon grant, provided that (i) the Class D and E Units granted to Dr. Dosoretz would be forfeited immediately upon (A) his termination for "cause" (as defined in his employment agreement), (B) his voluntary resignation for a reason other than "good reason" or "disability" (as each term is defined in his employment agreement) or (C) his engagement in a prohibited activity, in each case, prior to the occurrence of a qualified sale or liquidation event; and (ii) the Class E Units granted to Dr. Mantz and Ms. Stewart would be forfeited immediately upon a termination of employment for any reason prior to the occurrence of a qualified sale or liquidation event.

(b)
Represents fair market value determined as of fiscal year-end December 31, 2015, which is $14,336.79 per Class D non-voting equity unit of 21CI and $0.18 per Class E non-voting equity unit of 21CI.

Long-Term Equity Compensation

        On October 7, 2015, 21CI, our sole stockholder, entered into the Seventh Amended and Restated Limited Liability Company Agreement (the "Amended LLC Agreement"). The Amended LLC Agreement amends and restates the Sixth Amended and Restated Limited Liability Company Agreement of 21CI, dated as of July 2, 2015 (the "Prior LLC Agreement"), in its entirety to, among other things, authorize two new classes of incentive units of 21CI, Class D and Class E Units, and amend the waterfall distribution provisions. Each named executive officer that received such Class D and/or Class E Units forfeited any and all incentive equity units previously granted to him or her. Under the Amended LLC Agreement, 21CI now has ten classes of equity outstanding: SFRO Preferred Units, Preferred Units, Class A Units, Class D Units, Class E Units, Class G Units, Class M Units, Class MEP Units, Class N Units and Class O Units. The other material terms of the Prior LLC Agreement remain unchanged. The Amended LLC Agreement contains customary indemnification provisions relating to unitholders and managers and officers of 21CI.

Incentive Agreements

        21CI entered into incentive unit grant agreements ("Incentive Agreements") with each of Dr. Daniel E. Dosoretz, the Company's Chief Executive Officer (on November 30, 2015), Ms. LeAnne M. Stewart, the Company's Chief Financial Officer (on October 7, 2015), and Dr. Constantine A. Mantz, the Company's Chief Medical Officer (on October 7, 2015). Pursuant to the

Incentive Agreements, 21CI granted to Dr. Dosoretz 10 Class D Units and 164,473 Class E Units, to Ms. Stewart 123,355 Class E Units, and to Dr. Mantz 82,237 Class E Units (collectively, the "Incentive Units"). In addition, 21CI has entered into similar Incentive Agreements with other members of the Company's senior management.

        The Incentive Units were fully vested upon grant. With regard to Dr. Dosoretz, if he is terminated for "cause," resigns for a reason other than "good reason" or "disability," or engages in a prohibited activity, all of his respective Incentive Units shall be forfeited immediately without consideration. With regard to Ms. Stewart and Dr. Mantz, if either executive officer is terminated for any or no reason, or engages in a prohibited activity, all of his or her respective Incentive Units shall be forfeited immediately without consideration.

        Under the Amended LLC Agreement, to which each of Dr. Dosoretz, Ms. Stewart and Dr. Mantz is a party, upon a Company Sale (as defined in the Amended LLC Agreement), all holders of a particular class or series of securities would receive the same form and amount of assets per share, provided that to the extent cash is included in such assets, such cash shall first be distributed to the Preferred Unitholders, if they so elect by vote of holders of a majority of the Preferred Units. Upon a Public Offering (as defined in the Amended LLC Agreement), Dr. Dosoretz, Ms. Stewart and Dr. Mantz would be entitled to receive IPO Consideration (also as defined in the Amended LLC Agreement). One-third of such IPO Consideration would be awarded in the form of cash or Company common stock, as determined by the Board of Managers, in its sole discretion, and two-thirds of such IPO Consideration would be awarded in the form of a restricted stock award or a restricted stock unit award for Company common stock under an equity compensation plan then in effect. Any Incentive Units not allocated any Company common stock shall be forfeited and cancelled without further consideration, provided that, as holders of Class E Units, Dr. Dosoretz, Ms. Stewart and Dr. Mantz shall be issued options to acquire shares pursuant to an equity compensation plan then in effect, if they are not allocated any Company common stock. The Board of Managers will determine the number of shares, the exercise price and other terms and conditions thereto, in its sole discretion.

Class D and Class E Bonus Plans

        On October 7, 2015, the Company adopted the Class D and Class E Bonus Plans (each, a "Bonus Plan," and collectively, the "Bonus Plans") to provide certain employees and other service providers of 21CI and its affiliates (including the Company) with an opportunity to receive additional compensation based on the Equity Value (as defined in the Bonus Plans and described in general terms below) of 21CI in connection with a Company Sale or Public Offering (as defined in the Bonus Plans). Upon the first to occur between a Company Sale and a Public Offering, the following bonus pools will be established:

  •
  With regard to the Class D Bonus Plan, a bonus pool will be established equal in value to five percent of the Equity Value of 21CI in excess of $19,000,000 and up to $210,500,000 (i.e. a maximum bonus pool of $9,575,000).

  •
  With regard to the Class E Bonus Plan, a bonus pool will be established equal in value to six percent of the Equity Value of 21CI in excess of $169,000,000 and up to $210,500,000 (i.e. a maximum bonus pool of $2,490,000).

        A participant in a Bonus Plan will participate in the applicable bonus pool based on his or her award percentage. With regard to the Class D Bonus Plan, Dr. Dosoretz is the only participant. With regard to the Class E Bonus Plan, Dr. Dosoretz, Ms. Stewart and Dr. Mantz have received award percentages under the Bonus Plan equal to 16.44730%, 12.33550% and 8.22370%, respectively.

        Payment of awards under the Bonus Plans generally will be made as follows:

  •
  If the applicable liquidity event is a Company Sale, payment of awards under each of the Bonus Plans generally will be made in cash within the thirty days following consummation of the Company Sale. However, the Company reserves the right, under each of the Bonus Plans, to make payment in the same form as the proceeds received by 21CI and its equity holders in connection with the Company Sale, if such Company Sale proceeds do not consist of all cash.

  •
  If the applicable liquidity event is a Public Offering, (i) one-third of the award will be paid within the forty-five days following the effective date of the Public Offering and (ii) the remaining two-thirds of the award will be payable in two equal annual installments on each of the first and second anniversaries of the effective date of the Public Offering. Payment of the award may be made in cash, stock or a combination thereof, as determined by the applicable Bonus Plan administrative committee in its sole discretion. With respect to Dr. Mantz and Ms. Stewart (but not Dr. Dosoretz), the Company may pay the portion of the award described in (ii) herein by granting to the participant a restricted stock award or a restricted stock unit award under any equity compensation plan of the Company then in effect.

        Unless otherwise set forth in an award agreement, the right to receive payment under the Bonus Plans is subject to a participant's continued employment with 21CI or its affiliates through the date of payment.

        For purposes of the Bonus Plans, the term "Equity Value" generally refers to: (i) if the applicable liquidity event is a Company Sale, the aggregate fair market value of the cash and non-cash proceeds received by 21CI and its equity holders in connection with the Company Sale or (ii) if the applicable liquidity event is a Public Offering, the aggregate fair market value of 100% of the common stock of the Company on the effective date of such Public Offering.

        The right to receive payment under the Bonus Plans generally is subject to a participant's continued employment with the Company or its affiliates through the date of payment. However, in the case of Dr. Dosoretz, in the event of his termination of employment by the Company without "cause", by him for "good reason" or as a result of his "disability" (each, as defined in his employment agreement), in any case, on or following the occurrence of the applicable liquidity event, any unvested portion of his awards will become fully vested as of the date of such termination, and payment in respect thereof (if applicable) will be made to him within thirty (30) days following the date of such termination.

        In addition to the right to receive payment of the bonus amounts under the Bonus Plans, each named executive officer will be entitled to a tax "gross up" payment payable in cash and intended to compensate each such executive for the loss of tax benefits resulting from the treatment of awards under the plan being subject to taxation as ordinary income as opposed to long-term capital gains income.

Directors Compensation

        The following tables provide information concerning certain individuals who served as directors on the Company's Board of Directors as of the end of fiscal year 2015 and who are not named executive officers. We did not provide any remuneration to the members of the Company's Board of Directors other than to the directors listed below. See "Item 11. Executive Compensation" and "Item 13. Certain Relationships and Related Transactions, and Director Independence."

	Fiscal Year	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Annual Compensation ($)		Total ($)
Howard M. Sheridan, M.D.	2015	$—	$—	$—	$110,303	(1)	$110,303
Director	2014	—	—	—	173,549	(1)	173,549
Robert W. Miller	2015	5,208	15,000	—	—		20,208
Director	2014	—	—	—	—		—

(1)
We entered into an Executive Employment Agreement with Dr. Sheridan in connection with the Merger under which Dr. Sheridan provides corporate executive services and support in such areas as strategic planning, mergers and acquisitions, and physician, payer and hospital relationships. This agreement provides for a base salary of $300,000, which effective September 26, 2014 was reduced to $100,000 (includes 27 payroll periods in 2015) and a performance incentive bonus at the discretion of the Company's Board of Directors, or its Compensation Committee. Amounts include compensation associated with the personal use of the Company's corporate aircraft in 2015 and 2014 of $6,455 and $5,644, respectively and life insurance premiums paid by the Company in 2014 of $312. Dr. Sheridan did not receive a discretionary bonus in fiscal years 2015 and 2014.

(2)
We entered into an independent contractor agreement with Mr. Miller effective December 15, 2015 to serve as an independent board member for an annual compensation of $100,000 and $25,000 to serve as the Chair of the Compliance and Quality Committee.

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

Independent Contractor Agreement with Robert W. Miller

        We entered into an independent contractor agreement with Mr. Miller effective December 15, 2015 to serve as an independent board member for an annual compensation of $100,000 and to serve as the Chair of the Compliance and Quality Committee for an annual compensation of $25,000. Mr. Miller shall also be reimbursed for the reasonable expenses incurred in accordance with our policies on reimbursement of expenses. The initial term of the agreement is for a period of one year commencing on the effective date and continuing in full force and effect, unless earlier terminated pursuant to the terms of the agreement. Thereafter, the agreement shall automatically renew upon the same terms and conditions for additional one year terms, unless either party provides the other written notice of its intent not to renew. Either party may terminate this Agreement at any time without cause by giving the other party written notice of its intent to terminate.

        Mr. Miller shall participate in our directors and officers liability insurance program at the same level offered to other members of the board of directors. We will provide representation for, indemnification and hold harmless for Mr. Miller against all actions, all losses, damages, costs and expenses including but not limited to attorney's fees, directly or indirectly as a result of Mr. Miller's services under the agreement.

        On December 21, 2015, Mr. Miller entered into an incentive unit grant agreement with 21CI. Pursuant to the Incentive Agreement, Mr. Miller will receive 20,000 Class E Units of 21CI, which vest equally over five years. Upon Mr. Miller's termination from service for any reason, 21CI has the right to repurchase all or a portion of any vested Class E Units. In addition, on December 21, 2015, Mr. Miller and the Company entered into a bonus agreement which provides that upon a sale of the Company, Mr. Miller will receive a cash bonus equal to 0.12% of the equity value of the Company upon such sale, not to exceed $252,600.

Independent Contractor Agreement with William R. Spalding

        We entered into an independent contractor agreement with Mr. Spalding effective May 12, 2016 to serve as an independent board member for an annual compensation of $100,000 and to serve as a member of the Audit Committee and Capital Allocation Committee. Mr. Spalding shall also be reimbursed for the reasonable expenses incurred in accordance with our policies on reimbursement of expenses. The initial term of the agreement is for a period of one year commencing on the effective date and continuing in full force and effect, unless earlier terminated pursuant to the terms of the agreement. Thereafter, the agreement shall automatically renew upon the same terms and conditions for additional one year terms, unless either party provides the other written notice of its intent not to renew. Either party may terminate this Agreement at any time without cause by giving the other party written notice of its intent to terminate.

        Mr. Spalding shall participate in our directors and officers liability insurance program at the same level offered to other members of the Board of Directors. We will provide representation for, indemnification and hold harmless for Mr. Spalding against all actions, all losses, damages, costs and expenses including but not limited to attorney's fees, directly or indirectly as a result of Mr. Spalding's services under the agreement.

        On May 12, 2016, Mr. Spalding entered into an incentive unit grant agreement with 21CI. Pursuant to the Incentive Agreement, Mr. Spalding will receive 20,000 Class E Units of 21CI, which vest equally over five years. Upon Mr. Spalding's termination from service for any reason, 21CI has the right to repurchase all or a portion of any vested Class E Units. In addition, on May 12, 2016, Mr. Spalding and the Company entered into a bonus agreement which provides that upon a sale of the Company, Mr. Spalding will receive a cash bonus equal to 0.12% of the equity value of the Company upon such sale, not to exceed $252,600.

Outstanding Equity Awards at 2015 Fiscal-Year End

        The following table provides information regarding outstanding equity awards held by the members of our Board of Directors as of the end of fiscal year 2015 and who are not named executive officers.

	Stock Awards
	Equity Incentive Plan Awards
	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard M. Sheridan, M.D.	— —	—
Director
Robert W. Miller	20,000 Class E Units(a)	3,600	(b)
Director

(a)
Granted on December 21, 2015 in connection with the initial grants under the 2015 21CI equity-based incentive plan. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is December 21, 2015. The Class E units vest in pro rata portions over the first five anniversaries of the grant date.

(b)
Represents fair market value determined as of fiscal year-end December 31, 2015, which is $0.18 per Class E non-voting equity unit of 21CI.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        21CH is a wholly owned subsidiary of 21CI, whose members include funds affiliated with Vestar and certain members of management. The respective percentages of beneficial ownership of Class A voting equity units of 21CI, Class D non-voting equity units of 21CI, Class E non-voting equity units of 21CI and non-voting preferred equity units of 21CI owned is based on 10,308,594 shares of Class A voting equity units of 21CI, 10 shares of Class D non-voting equity units of 21CI, 908,421 shares of Class E non-voting equity units of 21CI and 543,258 shares of non-voting preferred equity units of 21CI outstanding as of July 31, 2016. CPPIB owns 385,000 shares of Series A Preferred Stock as of July 31, 2016. This information has been furnished by the persons named in the table below. Fractional units have been rounded to the nearest integer. Unless otherwise indicated, the address of each of the directors and executive officers is c/o 21st Century Oncology, Inc., 2270 Colonial Boulevard, Fort Myers, Florida 33907.

	Class A Units		Class D Units(2)		Class E Units(2)		Preferred Units
Name of Beneficial Owner(1)	Number	Percent	Number	Percent	Number	Percent	Number	Percent
Principal Shareholder:
Funds affiliated with Vestar(3)	8,286,564	80.4%	—	—	—	—	437,134	80.5%
Directors and Named Executive Officers
Daniel E. Dosoretz, M.D.(4)	718,374	7.0%	10	100.0%	164,473	18.1%	37,896	7.0%
LeAnne M. Stewart	—	—	—	—	123,355	13.6%	—	—
Constantine A. Mantz, M.D.	7,968	*	—	—	82,237	9.1%	420	*
James L. Elrod, Jr.(5)	—	—	—	—	—	—	—	—
Robert L. Rosner(6)	—	—	—	—	—	—	—	—
Erin L. Russell(7)	—	—	—	—	—	—	—	—
Christian Hensley	—	—	—	—	—	—	—	—
Howard M. Sheridan, M.D.	179,277	1.7	—	—	—	—	9,457	1.7%
Robert W. Miller	—	—	—	—	20,000	2.2%	—	—
William R. Spalding	—	—	—	—	20,000	2.2%	—	—
All directors and officers	—	—	—	—	—	—	—	—
as a group (15 persons)	1,601,830	15.5%	—	—	656,776	72.3%	84,502	15.6%

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

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of equity units subject to options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2016 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)
Class D and E units are non-voting equity units of 21CI issued under 21CI's limited liability company agreement.

(3)
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

For information relating to Securities Authorized for Issuance Under Equity Compensation Plans, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Our Board of Directors has adopted a written policy or procedure for the review, approval and ratification of related party transactions, and the Audit Committee charter requires the Audit Committee to review all relationships and transactions in which 21C and its employees, directors and officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Based on all the relevant facts and circumstances, our Audit Committee will decide whether the related party transaction is appropriate and will approve only those transactions that are in the best interests of the Company.

        Set forth below are certain transactions and relationships between us and our directors, executive officers and equityholders that have occurred during the last three years.

Administrative Services Agreements

        In California, Delaware, Maryland, Massachusetts, Michigan, Nevada, New York, North Carolina and Washington, we have administrative services agreements with professional corporations owned by certain of our directors, executive officers and equityholders, who are licensed to practice medicine in such states. Drs. Dosoretz, Rubenstein and Michael J. Katin, M.D., a former director on the Company's Board of Directors as well as a director on the boards of directors of several of our subsidiaries and a holder of equity in 21CI, own interests in these professional corporations ranging from 0% to 100%.

        We have entered into these administrative services agreements in order to comply with the laws of such states which prohibit us from employing physicians. Our administrative services agreements generally obligate us to provide treatment center facilities, staff and equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting and assistance in marketing services. Terms of the agreements are typically 20-25 years and renew automatically for successive five-year periods, with certain agreements having 30 year terms and automatically renewing for successive one-year periods. The administrative services agreements also contain restrictive covenants that preclude the professional corporations from providing substantially similar healthcare services, hiring another management services organization and soliciting our employees, customers and clients for the duration of the agreement and some period after termination, usually three years. Monthly fees for such services may be computed on a fixed basis, percentage of net collections basis, or on a per treatment basis, depending on the particular state requirements. The administrative services fees paid to us by such professional corporations under the administrative services agreements were approximately $64.0 million, $73.2 million and $66.0 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Lease Arrangements with Entities Owned by Related Parties

        We lease certain of our treatment centers and other properties from partnerships which are majority-owned by Drs. Dosoretz, Sheridan, Katin and Mantz and Dr. Fernandez, our Senior Vice President, Director of Regional Operations. As of December 31, 2015, Drs. Dosoretz, Sheridan, Katin, Fernandez and Mantz had ownership interests in these entities ranging from 0% to 100%. These leases have expiration dates through December 31, 2028, and provide for annual lease payments and executory costs, ranging from approximately $58,000 to $0.7 million. The aggregate lease payments we made to these entities were approximately $12.4 million, $20.0 million and $18.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The rents were determined on the basis of the debt service incurred by the entities and a return on the equity component of the project's funding. In 2004, an independent consultant determined that the rents were at fair market value. Since that time, we have continued to utilize an independent consultant to assist the Audit Committee in determining fair market rental for any renewal or new rental arrangements with any affiliated party.

        We also maintain a construction company which provides remodeling and real property improvements at certain of our facilities. This construction company builds and constructs leased facilities on the lands owned by Drs. Dosoretz, Rubenstein, Sheridan and Katin. Payments received by us for building and construction fees were approximately $0.6 million, $1.3 million and $4.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amounts due to us for the construction services were approximately $0.1 million and $0.2 million at December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, we purchased a construction project from these related parties for approximately $0.7 million. We subsequently completed the construction project and are utilizing the project in our operations. The purchase price was equal to the accumulated construction costs incurred by the related parties.

Securityholders Agreement

        On September 26, 2014, 21CI, the Company, CPPIB and the other parties thereto entered into the Amended Securityholders Agreement. The Amended Securityholders Agreement provides, among other things:

          (1)   for 21CI's Board of Managers, the Company's Board of Directors and 21C's Board of Directors (collectively, the "21C Boards") to be comprised of (i) two managers nominated by the Majority Preferred Holders, (ii) three managers nominated by funds affiliated with Vestar and (iii) Dr. Daniel E. Dosoretz and one manager he nominates after consultation with Vestar and the Majority Preferred Holders, subject to certain ongoing security ownership provisions;

          (2)   that the size of the 21C Boards may be increased to include one independent director/manager nominated by the Majority Preferred Holders at their election;

          (3)   that, following an event of default under the Certificate of Designations, the parties to the Amended Securityholders Agreement agree to vote in favor of a changed board composition at the election of the Majority Preferred Holders;

          (4)   for similar consent rights of the Majority Preferred Holders to those contained in the Certificate of Designations;

          (5)           ,in the event that 21CI or the Company proposes to incur indebtedness to a third party or the Company proposes to issue shares of its capital stock or other equity securities, for the holders of the Series A Preferred Stock to have the right to provide a portion of such indebtedness or purchase a portion of such capital stock or other equity securities;

          (6)   for the establishment of an executive committee of each of the 21C Boards (the "Executive Committees"), which will carry out all activities of each of the 21C Boards to the extent permitted by applicable Delaware law. Each of the Executive Committees are comprised of three members, one of which is designated by the Majority Preferred Holders, one of which is designated by a fund affiliated with Vestar and one of which is designated by Dr. Dosoretz, subject to certain ongoing security ownership provisions;

          (7)   for supermajority voting provisions with respect to certain corporate actions, including certain transactions with Vestar and those that disproportionately alter the rights, preferences or characteristics of Vestar's preferred units having the effect of rendering the Vestar's preferred units superior to the Employee Preferred Units (as defined in the Amended Securityholders Agreement);

          (8)   that 21CI has a right of first refusal to purchase the securities of certain securityholders wishing to sell their interests;

          (9)   that if Vestar elects to consummate a transaction resulting in the sale of 21CI, the securityholders must consent to the transaction and take all other actions reasonably necessary to cause the consummation of the transaction, if certain conditions are fulfilled;

          (10) for restrictions on the transfer of the units of 21CI held by the securityholders;

          (11) for participation rights to certain securityholders so that they may maintain their percentage ownership in 21CI in the event 21CI issues additional equity interests; and

          (12) for registration rights, whereby, upon the request of certain majorities of certain groups of securityholders, 21CI must use its reasonable best efforts to effect the registration of its securities under the Securities Act.

Management Agreement

        Each of 21CI, 21CH and 21C are party to a Management Agreement, amended and restated as of September 26, 2014 (the "Management Agreement"), with Vestar relating to certain advisory and consulting services Vestar provides to 21C, 21CI and 21CH. The Management Agreement provides for Vestar to receive an annual management fee equal to the greater of (i) $850,000 or (ii) an amount equal to 1.0% of 21C's consolidated EBITDA, which fee is payable quarterly, in advance. 21CI, 21CH and 21C must indemnify Vestar and its affiliates against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the Management Agreement, other than those that have resulted primarily from the gross negligence or willful misconduct of Vestar and/or its affiliates.

        The Management Agreement will terminate upon the earlier of (i) such time when Vestar and its affiliates hold, directly or indirectly, less than 20% of the voting power of 21C's outstanding voting stock, (ii) a Public Offering (as defined in the Amended Securityholders Agreement) or (iii) a sale of 21CI, 21CH or 21C in accordance with the Amended Securityholders Agreement.

        We paid approximately $0.9 million, $1.1 million and $1.6 million in management fees to Vestar for the years ended December 31, 2013, 2014 and 2015, respectively.

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

Amended and Restated Limited Liability Company Agreement

        On October 7, 2015, 21CI entered into the Seventh Amended LLC Agreement (the "Amended LLC Agreement"). The Amended LLC Agreement governs the affairs of 21CI and the conduct of its business, and sets forth certain terms of the equity units held by members of 21CI, including, among other things, the right of members to receive distributions, the voting rights of holders of equity units and the composition of the board of managers, subject to the terms of the Amended Securityholders Agreement. The Amended LLC Agreement implements the terms of the Subscription Agreement and the Amended Securityholders Agreement including, without limitation, the board and committee composition terms set forth therein. The Amended LLC Agreement contains customary indemnification provisions relating to holders of units and managers and officers of 21CI.

        Under the Amended LLC Agreement, 21CI has ten classes of equity outstanding: SFRO Preferred Units, Preferred Units, Class A Units, of which Vestar and its affiliates control 80% of the outstanding units and are the only class of voting securities, Class D Units, Class E Units, Class G Units, Class M Units, Class MEP Units, Class N Units and Class O Units.

        The Amended LLC Agreement also provides that upon a public offering of 21CI, the board of managers of 21CI may authorize a recapitalization of 21CI whereby certain unitholders will receive, in exchange for their existing 21CI units and subject to certain limitations, common stock, or the right to receive common stock or cash, in exchange for, or otherwise in satisfaction of, the units then held by such unitholders.

Employment Agreement and Certain Employees

        We have entered employment agreements with certain of our executive officers and directors, which contain compensation, severance, non-compete and confidentiality provisions. In addition, we have employed, and continue to employ, directly or indirectly, immediate family members of certain of our directors, executive officers and equityholders, including Dr. Dosoretz's brothers, Alejandro Dosoretz, and Victor Dosoretz, Dr. Dosoretz's daughter, Amy Fox, M.D., Dr. Dosoretz's son, Arie Dosoretz, M.D., and Dr. Rubenstein's brother, Paul Rubenstein. Alejandro Dosoretz received compensation under an executive employment agreement of approximately $2.7 million, $1.1 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Victor Dosoretz received compensation of approximately $330,000, $330,000 and $260,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Amy Fox, M.D. received compensation under a physician employment agreement of approximately $172,000, $241,000 and $244,000 for the years ended December 31, 2015, 2014 and 2013, respectively. On February 3, 2015, we entered into a physician employment contract with Arie Dosoretz, M.D. for his employment services as a radiation oncologist. Terms of Dr. Arie Dosoretz's includes a base salary of $350,000 plus a production bonus. The terms of Dr. Arie Dosoretz's physician employment contract are standard and customary for radiation oncologists we employ and were reviewed and approved by the Audit Committee. Arie Dosoretz, M.D. received compensation under a physician employment agreement of approximately $130,000 for the year ended December 31, 2015. Paul Rubenstein received compensation as our Director of Physician Contracting of approximately $202,000, $167,000 and $160,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Other Related Party Transactions

        We are a participating provider in an oncology network, of which Dr. Dosoretz has an ownership interest. We provide oncology services to members of the network. Payments received by us for services rendered in 2015, 2014 and 2013 were approximately $2.0 million, $1.3 million and $1.5 million, respectively.

        During the year ended December 31, 2015, one of our subsidiaries, CarePoint Health Solutions, LLC entered into a management agreement with a multi-disciplinary physician practice owned by related parties to provide management and monitoring services related to the physician practice's ACO arrangement. Amounts due to us under this arrangement total approximately $15,000 as of December 31, 2015.

        We are party to a contract with Batan Insurance Company SPC, LTD, an entity which is owned by, among others, Drs. Dosoretz, Rubenstein, Sheridan and Katin to provide us with malpractice insurance coverage. We paid premium payments to Batan Insurance Company SPC, LTD of approximately $4.3 million, $8.9 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. In November 2015, we renewed our medical malpractice insurance coverage with a third party insurance carrier.

Director Independence

        The Company's securities are not listed on any national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent, and it is not otherwise subject to any director independence requirements. In addition, the Company has not adopted its own standards of director independence. However, for purposes of this disclosure, the Company has reviewed the independence of its directors under the corporate governance standards adopted by the New York Stock Exchange. The Company has determined that two of its directors, Mr. Miller and Mr. Spalding, are independent under such standards. Note that under Section 303A.00 of the New York Stock Exchange Listed Company Manual, we would be considered a "controlled company" because more than 50% of our voting power is held by another company. Accordingly, even if we were a listed company on the New York Stock Exchange, we would not be required to maintain a majority of independent directors on our Board of Directors.

Item 14.    Principal Accountant Fees and Services

        The following table presents fees for professional audit and other services rendered by our independent registered public accounting firms, Ernst & Young LLP for the year ended December 31, 2015 and Deloitte & Touche LLP for the year ended December 31, 2014.

Type of Fees	2015	2014
Audit fees	$4,639,761	$3,680,000
Audit-related fees	—	505,000
Tax fees	14,818	507,000
All other fees	—	—

Total	$4,654,579	$4,692,000

        Fees for audit services included fees associated with the annual audit, reviews of the Company's quarterly reports, services in connection with debt and equity offerings, and SEC regulatory filings. Audit-related fees principally included acquisition related work and agreed-upon procedures. Tax fees included tax compliance, tax advice, and tax planning. All other fees include fees not included in the other categories.

Pre-Approval Policies and Procedures

        The Audit Committee approves in advance all audit and non-audit services to be performed by the Company's independent registered public accounting firms. The Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC's rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by Ernst & Young LLP and Deloitte & Touche LLP for up to twelve months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted to the Audit Committee for its consideration.

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

        We have audited the accompanying consolidated balance sheet of 21st Century Oncology Holdings, Inc. (the "Company") as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in equity (deficit), and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 21st Century Oncology Holdings, Inc. at December 31, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not complied with certain covenants of loan agreements with banks and noteholders as it pertains to the timely reporting of annual and quarterly financial information, the resolution of which is contingent upon the generation of specific net cash proceeds to be received within certain time periods. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The 2015 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        As discussed in Note 4 to the consolidated financial statements, the Company changed its method for classifying deferred tax assets and liabilities effective December 31, 2015.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
August 23, 2016

21ST CENTURY ONCOLOGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
21st Century Oncology Holdings, Inc.

        We have audited the accompanying consolidated balance sheet of 21st Century Oncology Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 21st Century Oncology Holdings, Inc. and subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 2014, and for the years ended December 31, 2014 and 2013 have been restated to correct misstatements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida
March 27, 2015 (August 23, 2016, as to the effects of the restatement discussed in Note 2)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents ($10,175 and $7,202 related to VIEs)	$65,211	$99,082
Restricted cash	195	7,283
Marketable securities	1,078	—
Accounts receivable, net ($16,945 and $13,799 related to VIEs)	122,355	121,799
Prepaid expenses ($487 and $651 related to VIEs)	7,822	8,728
Inventories ($409 and $370 related to VIEs)	3,918	3,162
Income taxes receivable	4,966	4,432
Deferred income taxes ($0 and $6 related to VIEs)	—	1,771
Other ($319 and $403 related to VIEs)	15,732	8,291

Total current assets	221,277	254,548
Equity investments in joint ventures	1,214	1,646
Property and equipment, net ($20,866 and $19,051 related to VIEs)	238,585	269,570
Real estate subject to finance obligation	12,631	22,552
Goodwill ($52,454 and $54,377 related to VIEs)	498,680	476,559
Intangible assets, net ($5,987 and $12,421 related to VIEs)	70,115	81,385
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	17,883	—
Other assets ($6,291 and $6,335 related to VIEs)	65,971	47,184
Deferred income taxes ($6 and $0 related to VIEs)	1,888	—

Total assets	$1,128,244	$1,153,444

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable ($2,691 and $1,270 related to VIEs)	$59,888	$62,507
Accrued expenses ($4,637 and $3,534 related to VIEs)	111,653	88,604
Income taxes payable ($0 and $0 related to VIEs)	2,501	1,326
Current portion of long-term debt ($64 and $14 related to VIEs)	1,048,260	26,350
Current portion of finance obligation	283	433
Other current liabilities	14,265	19,512

Total current liabilities	1,236,850	198,732
Long-term debt, less current portion ($155 and $11 related to VIEs)	49,233	940,771
Finance obligation, less current portion	13,318	23,610
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	19,911	15,843
Other long-term liabilities ($2,974 and $2,474 related to VIEs)	70,928	71,985
Deferred income taxes	3,887	4,834

Total liabilities	1,394,127	1,255,775
Series A convertible redeemable preferred stock, $0.001 par value, $1,000 stated value, 3,500,000 authorized, 385,000 issued and outstanding at December 31, 2015 and 2014, respectively	389,514	319,997
Noncontrolling interests—redeemable	19,233	15,273
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,059 and 1,028 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	579,920	634,930
Retained deficit	(1,226,298)	(1,091,449)
Accumulated other comprehensive loss, net of tax	(54,574)	(36,920)

Total 21st Century Oncology Holdings, Inc. shareholder's deficit	(700,952)	(493,439)
Noncontrolling interests—nonredeemable	26,322	55,838

Total deficit	(674,630)	(437,601)

Total liabilities and deficit	$1,128,244	$1,153,444

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands):	2015	2014	2013
Revenues:
Net patient service revenue	$1,000,126	$938,488	$707,616
Management fees	59,719	67,012	11,139
Other revenue	19,382	12,682	10,168

Total revenues	1,079,227	1,018,182	728,923
Expenses:
Salaries and benefits	579,492	545,025	409,352
Medical supplies	98,654	97,367	64,640
Facility rent expenses	68,664	63,111	45,565
Other operating expenses	64,750	61,784	45,629
General and administrative expenses	174,791	135,819	107,395
Depreciation and amortization	89,040	86,583	65,096
Provision for doubtful accounts	14,526	19,253	12,146
Interest expense, net	98,075	113,279	86,747
(Gain) loss on the sale/disposal of property and equipment	(751)	119	336
Electronic health records incentive income	(39)	(93)	—
Gain on BP settlement	(7,495)	—	—
Gain on insurance recoveries	(1,655)	—	—
Impairment loss	—	229,526	—
Early extinguishment of debt	37,390	8,558	—
Equity initial public offering expenses	—	4,905	—
Loss on sale-leaseback transactions	—	135	313
Fair value adjustment of earn-out liabilities	(1,811)	1,627	130
Fair value adjustment of embedded derivatives and other financial instruments	(17,919)	837	—
Gain on the sale of an interest in a joint venture	—	—	(1,460)
Loss on foreign currency transactions	904	678	1,138
(Gain) loss on foreign currency derivative contracts	—	(4)	467

Total expenses	1,196,616	1,368,509	837,494

Loss before income taxes and equity interest in net income (loss) of joint ventures	(117,389)	(350,327)	(108,571)
Income tax expense (benefit)	9,654	2,319	(23,068)

Net loss before equity interest in net income (loss) of joint ventures	(127,043)	(352,646)	(85,503)
Equity interest in net income (loss) of joint ventures, net of tax	201	(50)	(454)

Net loss	(126,842)	(352,696)	(85,957)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(8,007)	(4,595)	(1,838)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(134,849)	(357,291)	(87,795)
Other comprehensive loss, net of tax:
Net periodic benefit cost of pension plan	(366)	(91)	—
Unrealized loss on foreign currency translation	(19,683)	(12,098)	(15,813)

Other comprehensive loss	(20,049)	(12,189)	(15,813)

Comprehensive loss	(146,891)	(364,885)	(101,770)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	(5,612)	(3,224)	(303)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(152,503)	$(368,109)	$(102,073)

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands):	2015	2014	2013
Cash flows from operating activities
Net loss	$(126,842)	$(352,696)	$(85,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	89,040	86,583	65,096
Deferred rent expense	676	774	973
Deferred income taxes	(278)	(783)	(28,117)
Stock-based compensation	8	106	597
Provision for doubtful accounts	14,526	19,253	12,146
(Gain) loss on the sale/disposal of property and equipment	(751)	119	336
Gain on insurance recoveries	(291)	—	—
Loss on sale-leaseback transactions	—	135	313
Gain on the sale of marketable securities	(3)	—	—
Impairment loss	—	229,526	—
Early extinguishment of debt	37,390	8,558	—
Equity initial public offering expenses	—	4,905	—
Gain on the sale of an interest in a joint venture	—	—	(1,460)
Loss on foreign currency transactions	450	348	143
Gain on foreign currency derivative contracts	—	(4)	467
Fair value adjustment of earn-out liabilities	(1,811)	1,627	130
Fair value adjustment of embedded derivatives and other financial instruments	(17,919)	837	—
Amortization of debt discount	1,706	2,483	1,191
Amortization of loan costs	4,708	6,277	5,595
Paid in kind interest on notes payable	757	—	—
Equity interest in net (income) loss of joint ventures, net of tax	(201)	50	454
Distribution received from unconsolidated joint ventures	106	221	21
Pension plan contributions	(1,756)	(1,587)	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(31,636)	(35,108)	(32,539)
Income taxes payable	972	(3,453)	(2,247)
Inventories	(1,680)	8	(195)
Prepaid expenses and other assets	5,331	3,677	4,191
Accounts payable	500	514	29,373
Accrued deferred compensation	1,444	1,522	1,344
Accrued expenses / other liabilities	33,998	11,321	17,124

Net cash provided by (used in) operating activities	8,444	(14,787)	(11,021)
Cash flows from investing activities
Purchase of property and equipment	(40,936)	(56,659)	(40,651)
Acquisition of medical practices	(34,205)	(50,245)	(68,661)
Changes in restricted cash associated with medical practice acquisitions	7,088	(3,181)	(3,768)
Proceeds from the sale of equity interest in a joint venture	—	—	1,460
Proceeds from the sale of property and equipment	1,680	96	78
Proceeds from insurance recoveries	291	—	—
Purchase of marketable securities	(5,687)	—	—
Sale of marketable securities	4,612	—	—
Repayments from (loans to) employees	186	(1,226)	(859)
Contribution of capital to joint venture entities	—	(620)	(992)
Distribution received from joint venture entities	496	—	—
Purchase of noncontrolling interest—non-redeemable	—	—	(1,509)
Proceeds from foreign currency derivative contracts	—	26	(171)
Company owned life insurance policies	(1,302)	(1,265)	(1,234)
Change in other assets and other liabilities	(340)	(765)	(2,212)

Net cash used in investing activities	(68,117)	(113,839)	(118,519)

Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $6.1 million, $3.4 million and $2.3 million, respectively)	1,047,871	169,845	306,063
Principal repayments of debt	(944,437)	(268,377)	(171,432)
Repayments of finance obligation	(219)	(278)	(182)
Proceeds from issuance of Series A convertible redeemable preferred stock	—	325,000	—
Payments of issue costs related to the issuance of preferred stock	—	(6,137)	—

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands):	2015	2014	2013
Proceeds from issuance of noncontrolling interest	743	1,250	—
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	3,230	259	765
Purchase of noncontrolling interest—non-redeemable	(16,233)	—	—
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(5,174)	(3,599)	(2,211)
Payments for contingent considerations	(8,537)	—	—
Payments of costs for equity securities offering	—	(4,905)	—
Payment of call premium on long-term debt	(24,877)	—	—
Payments of loan costs	(26,481)	(2,436)	(1,359)

Net cash provided by financing activities	25,886	210,622	131,644

Effect of exchange rate changes on cash and cash equivalents	(84)	(42)	(52)
Net (decrease) increase in cash and cash equivalents	(33,871)	81,954	2,052
Cash and cash equivalents, beginning of period	99,082	17,128	15,076

Cash and cash equivalents, end of period	$65,211	$99,082	$17,128

Supplemental disclosure of cash flow information
Interest paid	$99,253	$101,149	$78,750

Income taxes paid	$11,467	$7,585	$9,364

Supplemental disclosure of non-cash investing and financing activities
Finance obligation related to real estate projects	$1,898	$7,790	$7,580

Derecognition of finance obligation related to real estate projects	$12,215	$4,119	$3,940

Capital lease obligations related to the purchase of equipment	$2,408	$17,625	$3,054

Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$2,865	$3,049	$—

Noncash vendor credits	$1,500	$—	$—

Issuance of notes payable relating to the acquisition of medical practices	$5,522	$2,000	$2,097

Liability relating to the escrow debt and purchase price of medical practices	$—	$2,970	$—

Capital lease obligations related to the acquisition of medical practices	$3,166	$47,796	$10,903

Change in earn-out liabilities	$13,572	$11,052	$7,950

Amounts payable to sellers in the purchase of a medical practice	$150	$249	$—

Incurred offering costs	$—	$—	$1,323

Noncash dividend declared to noncontrolling interest	$97	$194	$77

Noncash issuance of noncontrolling interest	$56	$—	$—

Issuance of notes payable relating to the purchase of SFRO noncontrolling interest	$14,560	$—	$—

Issuance of equity units relating to the purchase of SFRO noncontrolling interest	$14,500	$—	$—

Noncash dividend declared from unconsolidated joint venture	$—	$—	$150

Accrued dividends on Series A convertible preferred stock, accrued at effective rate	$55,074	$12,683	$—

Accretion of redemption value on Series A convertible preferred stock	$17,447	$3,457	$—

Change in additional paid-in capital from sale/purchase of interest in subsidiaries	$2,315	$—	$—

Noncash deconsolidation of noncontrolling interest	$—	$—	$9

Noncash contribution of capital by noncontrolling interest holders	$—	$37	$4,235

Termination of prepaid services by noncontrolling interest holder	$—	$—	$2,551

Issuance of notes payable relating to the earn-out liability in the acquisition of Medical Developers	$—	$—	$2,679

Issuance of equity LLC units relating to the earn-out liability in the acquisition of Medical Developers	$—	$—	$705

Issuance of senior secured notes related to the acquisition of medical practices	$—	$—	$75,000

Reserve claim liability related to the acquisition of medical practices	$—	$—	$3,682

Step up basis in joint venture interest	$688	$—	$83

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Deficit		Noncontrolling interests— Nonredeemable	Total Equity
(in thousands except share amounts):	Shares	Amount
Balance, January 1, 2013	1,025	$—	$651,907	$(646,363)	$(11,823)	$15,643	$9,364
Net (loss) income	—	—	—	(87,795)	—	1,964	(85,831)
Foreign currency translation loss	—	—	—	—	(14,279)	(1,505)	(15,784)
Issuance of equity LLC units relating to earn-out liability	3	—	705	—	—	—	705
Deconsolidation of a noncontrolling interest	—	—	(9)	—	—	9	—
Purchase price fair value of noncontrolling interest—nonredeemable	—	—	(2,404)	—	—	2,194	(210)
Termination of prepaid services by noncontrolling interest holder	—	—	—	—	—	(2,551)	(2,551)
Step up in basis of joint venture interests	—	—	83	—	—	—	83
Stock-based compensation	—	—	597	—	—	—	597
Distributions	—	—	—	—	—	(1,974)	(1,974)

Balance, December 31, 2013	1,028	$—	$650,879	$(734,158)	$(26,102)	$13,780	$(95,601)

Net (loss) income	—	—	—	(357,291)	—	3,300	(353,991)
Net periodic benefit cost of pension plan	—	—	—	—	(91)	—	(91)
Foreign currency translation loss	—	—	—	—	(10,727)	(1,371)	(12,098)
Accretion of Series A convertible redeemable preferred stock	—	—	(3,457)	—	—	—	(3,457)
Accrued Series A convertible redeemable preferred stock dividends	—	—	(12,683)	—	—	—	(12,683)
Purchase price fair value of noncontrolling interest—nonredeemable	—	—	—	—	—	40,541	40,541
Proceeds from issuance of noncontrolling interest—nonredeemable	—	—	85	—	—	1,165	1,250
Proceeds from noncontrolling interest holders—nonredeemable	—	—	—	—	—	296	296
Stock-based compensation	—	—	106	—	—	—	106
Distributions	—	—	—	—	—	(1,873)	(1,873)

Balance, December 31, 2014	1,028	$—	$634,930	$(1,091,449)	$(36,920)	$55,838	$(437,601)

Net (loss) income	—	—	—	(134,849)	—	5,793	(129,056)
Net periodic benefit cost of pension plan	—	—	—	—	(366)	—	(366)
Foreign currency translation loss	—	—	—	—	(17,288)	(2,356)	(19,644)
Accretion of Series A convertible redeemable preferred stock	—	—	(17,447)	—	—	—	(17,447)
Accrued Series A convertible redeemable preferred stock dividends	—	—	(55,074)	—	—	—	(55,074)
Purchase price fair value of noncontrolling interest—nonredeemable	31	—	14,500	—	—	(44,060)	(29,560)
Purchase and sale of noncontrolling interests	—	—	2,315	—	—	10,541	12,856
Proceeds from noncontrolling interest holders	—	—	—	—	—	3,170	3,170
Step up in basis of joint venture interests	—	—	688	—	—	—	688
Stock-based compensation	—	—	8	—	—	—	8
Distributions	—	—	—	—	—	(2,604)	(2,604)

Balance, December 31, 2015	1,059	$—	$579,920	$(1,226,298)	$(54,574)	$26,322	$(674,630)

The accompanying notes are an integral part of the consolidated financial statements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2015

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

        The Company operates the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of December 31, 2015, deployed approximately 947 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. The Company's physicians provide medical services at approximately 375 locations, including our 181 radiation therapy centers, of which 59 operate in partnership with health systems. The Company's cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Washington and West Virginia, as well as countries in Latin America, Central America and the Caribbean. The Company's 36 international treatment centers, located in Argentina, Colombia, Costa Rica, the Dominican Republic, Guatemala, El Salvador and Mexico operate under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals.

        The Company is also engaged in providing capital equipment and business management services to oncology physician groups ("Groups") that treat patients at cancer centers ("Centers"). The Company owns the Centers' assets and provides services to the Groups through exclusive, long-term management services agreements. The Company provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that the Company provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting, and treasury. Under the terms of the management service agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group. The management fees are primarily based on a predetermined percentage of each Group's earnings before interest, income taxes, depreciation, and amortization ("EBITDA") associated with the provision of radiation therapy. The Company manages the radiation oncology business operations of six Groups in California and one Group in Indiana. The Company's management fees range from 50% to 60% of EBITDA, with one Group in California whose fee ranges from 20% to 30% of collections.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(2) Restatement of Consolidated Financial Statements

        Within these financial statements, the Company has included the restated consolidated financial statements for the years ended December 31, 2014 and 2013 as well as the restated unaudited condensed consolidated financial statements for the interim periods in 2015 (see Note 24), which is referred to as the Restatement. The Restatement corrects accounting errors which are discussed in detail within this footnote.

        The following is a discussion of the significant adjustments identified during the Restatement.

Revenue Recognition

Medical Developers, LLC Revenue

        The Company recognizes revenue in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605"). Accordingly, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. MDL Argentina recognizes revenue at invoicing when it cannot conclude that criteria (ii) or (iii) have been met at an earlier point.

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

        See Note 4, Summary of Significant Accounting Policies.

Medical Malpractice

        The Company has determined that its medical malpractice liabilities and associated recoveries were not appropriately accounted for during the fiscal years ended December 31, 2014, 2013 and prior years in accordance with ASC 954-605, Health Care Entities and ASC 720, Other Expenses. Errors occurred in establishing the Company's medical malpractice liability. The Company's method of calculating the medical malpractice liability was a misapplication of generally accepted accounting principles ("GAAP"), which resulted in adjustments in the restated consolidated financial statements. Specifically, adjustments to medical malpractice liabilities and associated recoveries were required for the following: (1) an actuarial estimate of future case development was required in addition to the case reserves established on a claim by claim basis for open reported claims; (2) the removal of policy limits was required for the actuarial calculation of the liability; (3) certain physicians were excluded from the valuation, for which the Company has a medical malpractice liability risk; and (4) the correction of the classification of the medical malpractice liability between short and long term.

        See Note 4, Summary of Significant Accounting Policies.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(2) Restatement of Consolidated Financial Statements (Continued)

EHR Incentive Income

        The Company became aware that the core measures required for attestation to the Centers for Medicare and Medicaid Services ("CMS") were not supported with the underlying medical records for the Company's employed physicians. As a result, EHR incentive income was improperly recognized and the matter will be fully disclosed and repayments will be made to CMS. The Company corrected incentive income to properly reflect the amounts earned for the fiscal years ended December 31, 2014, 2013 and prior years.

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

        See Note 11, Income Taxes.

Other Adjustments

        The Company has also corrected errors for certain accruals and other items, each of which had a corresponding effect to various financial statement line items for the years ended December 31, 2014, 2013 and prior years. See below for a list of correcting adjustments recorded by the Company:

  •
  Foreign currency translation matters—The Company analyzed the use of the U.S. dollar as the functional currency for its entities in the Dominican Republic and Guatemala since their respective acquisition dates. It was determined that errors occurred due to incorrectly using the U.S. dollar as the functional currency which should have been the local currency and has recorded correcting entries to adjust the foreign currency translation accordingly.

  •
  Inventory and Other assets—The Company has corrected the classification of spare parts previously classified as inventory to other assets as the spare parts do not meet the definition of inventory under ASC 330-10-20.

  •
  Purchase accounting matters—The Company made certain adjustments to goodwill recognized as a result of purchase price accounting and valuation adjustments related to acquisitions of SFRO Holdings, LLC (together with its subsidiaries, "SFRO") and Medical Developers, LLC ("MDLLC"). The Company also made certain classification errors to line items as a result of these acquisitions from property plant and equipment to other assets.

  See Note 4, Summary of Significant Accounting Policies.

  See Note 8, Goodwill and Intangible Assets.

  See Note 9, Acquisitions and other arrangements.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(2) Restatement of Consolidated Financial Statements (Continued)

  •
  Preferred stock issuance—The Company made certain adjustments related to issuance of its preferred stock. The basis of accretion of discount on issuance, amortization of issuance costs and recognition of dividends were adjusted.

        See Note 15, Convertible Redeemable Preferred Stock.

        In addition to the restatement of its consolidated financial statements, the Company has also restated the following Notes for the effects of the errors above:

        See Note 3, Liquidity.

        See Note 4, Summary of Significant Accounting Policies.

        See Note 6, Property and Equipment.

        See Note 8, Goodwill and Intangible Assets.

        See Note 9, Acquisitions and Other Arrangements.

        See Note 11, Income Taxes.

        See Note 12, Accrued Expenses.

        See Note 13, Long-term Debt.

        See Note 15, Redeemable Preferred Stock.

        See Note 16, Reconciliation of Total equity and Noncontrolling Interests.

        See Note 19, Commitments and Contingencies.

        See Note 23, Segment and Geographic Information.

Classification Errors

        In connection with the Restatement, the Company has reclassified certain amounts in its historical, as reported, consolidated balance sheets, statements of operations and comprehensive loss, cash flows, and changes in equity (deficit) as of and for the years ended December 31, 2014 and 2013, and the quarters ended September 30, June 30 and March 31, 2015 (unaudited), to correct classification errors and conform to its as restated consolidated financial statements. The classification errors alone did not affect its net loss on its historical, as reported, consolidated financial statements. Below is a summary of the classification corrections:

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

December 31, 2015

(2) Restatement of Consolidated Financial Statements (Continued)

  •
  The classification of as reported property plant and equipment was corrected to other assets.

  •
  The classification of as reported inventory was corrected to other assets.

        The Company's historical, as reported, consolidated statements of cash flows have been adjusted to conform to these classification errors.

        The adjustments required to correct errors in the consolidated financial statements as a result of completing the Restatement are described below.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(2) Restatement of Consolidated Financial Statements (Continued)

        The table below summarizes the effects of the Restatement adjustments on the Consolidated Balance Sheet as of December 31, 2014 (in thousands):

	As of December 31, 2014
		Adjustments by Category
	Previously Reported	MDL Revenue	Medical Malpractice	Meaningful Use (EHR)	Restatement Tax Impact	Other	Total Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$99,167	$—	$—	$—	$—	$(85)	$(85)	$99,082
Restricted cash	7,051	—	—	—	—	232	232	7,283
Accounts receivable, net	137,807	(19,694)	—	(1,375)	—	5,061	(16,008)	121,799
Prepaid expenses	8,728	—	—	—	—	—	—	8,728
Inventories	4,526	—	—	—	—	(1,364)	(1,364)	3,162
Income taxes receivable	—	—	—	—	4,432		4,432	4,432
Deferred income taxes	227	—	—	—	1,544	—	1,544	1,771
Other	7,457	—	68	—	—	766	834	8,291

Total current assets	264,963	(19,694)	68	(1,375)	5,976	4,610	(10,415)	254,548
Equity investments in joint ventures	1,646	—	—	—	—	—	—	1,646
Property and equipment, net	270,757	—	—	—	—	(1,187)	(1,187)	269,570
Real estate subject to finance obligation	22,552	—	—	—	—	—	—	22,552
Goodwill	469,596	2,667	3,519	528	—	249	6,963	476,559
Intangible assets, net	81,680	—	—	—	—	(295)	(295)	81,385
Other assets	35,530	—	10,483	—	371	800	11,654	47,184

Total assets	$1,146,724	$(17,027)	$14,070	$(847)	$6,347	$4,177	$6,720	$1,153,444

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,635	$—	$—	$—	$—	$4,872	$4,872	$62,507
Accrued expenses	82,609	—	(2,386)	5,797	410	2,174	5,995	88,604
Income taxes payable	2,114	—	—	—	(788)	—	(788)	1,326
Current portion of long-term debt	26,350	—	—	—	—	—	—	26,350
Current portion of finance obligation	433	—	—	—	—	—	—	433
Other current liabilities	19,687	—	(175)	—	—	—	(175)	19,512

Total current liabilities	188,828	—	(2,561)	5,797	(378)	7,046	9,904	198,732
Long-term debt, less current portion	940,771	—	—	—	—	—	—	940,771
Finance obligation, less current portion	23,610	—	—	—	—	—	—	23,610
Embedded derivative features of Series A convertible redeemable preferred stock	15,843	—	—	—	—	—	—	15,843
Other long-term liabilities	51,079	—	20,058	—	785	63	20,906	71,985
Deferred income taxes	4,480	—	—	—	489	(135)	354	4,834

Total liabilities	1,224,611	—	17,497	5,797	896	6,974	31,164	1,255,775
Series A convertible redeemable preferred stock, $0.001 par value, $1,000 stated value, 3,500,000 authorized, 385,000 issued and outstanding at December 31, 2014	328,926	—	—	—	—	(8,929)	(8,929)	319,997
Noncontrolling interests—redeemable	49,797	—	—	—	—	(34,524)	(34,524)	15,273
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,028 issued and outstanding at December 31, 2014	—	—	—	—	—	—	—	—
Additional paid-in capital	626,001	—	—	—	—	8,929	8,929	634,930
Retained deficit	(1,067,487)	(22,251)	(3,427)	(6,644)	7,211	1,149	(23,962)	(1,091,449)
Accumulated other comprehensive loss, net of tax	(38,690)	6,212	—	—	(1,760)	(2,682)	1,770	(36,920)

Total 21st Century Oncology Holdings, Inc. shareholder's deficit	(480,176)	(16,039)	(3,427)	(6,644)	5,451	7,396	(13,263)	(493,439)
Noncontrolling interests—nonredeemable	23,566	(988)	—	—	—	33,260	32,272	55,838

Total deficit	(456,610)	(17,027)	(3,427)	(6,644)	5,451	40,656	19,009	(437,601)

Total liabilities and equity	$1,146,724	$(17,027)	$14,070	$(847)	$6,347	$4,177	$6,720	$1,153,444

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(2) Restatement of Consolidated Financial Statements (Continued)

        The table below summarizes the effects of the Restatement adjustments on the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013 (in thousands):

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

December 31, 2015

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

December 31, 2015

(2) Restatement of Consolidated Financial Statements (Continued)

        The Restatement adjustments had an impact on the cash and cash equivalents balances as of December 31, 2014 and 2013 primarily related to the correction of certain cash classified as cash and cash equivalents to restricted cash. The Restatement adjustments affecting the consolidated statement of cash flows for the years ending December 31, 2014 and 2013, are predominantly included in the Company's net loss from operations, offset by non-cash adjustments to net loss and changes in operating assets and liabilities. The significant non-cash adjustments include decreases to depreciation and amortization offset by adjustments to deferred tax assets. Changes in operating assets and liabilities are largely attributable to decreases in accounts receivable and increases to liabilities associated with revenue recognition adjustments. There were no significant adjustments related to cash provided by financing activities.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(2) Restatement of Consolidated Financial Statements (Continued)

        The table below summarizes the effects of the Restatement adjustments on the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 (in thousands):

(in thousands):	2014 As Reported	Adjustments	2014 As Restated
Cash flows from operating activities
Net loss	$(343,220)	$(9,476)	$(352,696)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	72,914	(130)	72,784
Amortization	13,787	12	13,799
Deferred rent expense	711	63	774
Deferred income taxes	(329)	(454)	(783)
Stock-based compensation	106	—	106
Provision for doubtful accounts	18,713	540	19,253
Loss on the sale/disposal of property and equipment	119	—	119
Loss on sale-leaseback transaction	135	—	135
Impairment loss	229,526	—	229,526
Early extinguishment of debt	8,558	—	8,558
Equity initial public offering expenses	4,905	—	4,905
Loss on foreign currency transactions	348	—	348
(Gain) loss on foreign currency derivative contracts	(4)	—	(4)
Fair value adjustment of earn-out liability	1,627	—	1,627
Fair value adjustment of embedded derivative	837	—	837
Amortization of debt discount	2,483	—	2,483
Amortization of loan costs	6,277	—	6,277
Equity interest in net loss of joint ventures, net of tax	50	—	50
Distribution received from unconsolidated joint ventures	221	—	221
Pension plan contributions	(1,587)	—	(1,587)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(42,218)	7,110	(35,108)
Income taxes payable	(500)	(2,953)	(3,453)
Inventories	(88)	96	8
Prepaid expenses and other assets	3,339	338	3,677
Accounts payable and other current liabilities	346	168	514
Accrued deferred compensation	1,522	—	1,522
Accrued expenses / other current liabilities	6,054	5,267	11,321

Net cash (used in) provided by operating activities	(15,368)	581	(14,787)
Cash flows from investing activities
Purchase of property and equipment	(56,563)	(96)	(56,659)
Acquisition of medical practices	(50,245)	—	(50,245)
Restricted cash associated with medical practice acquisitions	(3,283)	102	(3,181)
Proceeds from the sale of property and equipment	96	—	96
Loans to employees	(888)	(338)	(1,226)
Contribution of capital to joint venture entities	(620)	—	(620)
Proceeds (payment) of foreign currency derivative contracts	26	—	26
Premiums on life insurance policies	(1,265)	—	(1,265)
Change in other assets and other liabilities	(765)	—	(765)

Net cash used in investing activities	(113,507)	(332)	(113,839)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(2) Restatement of Consolidated Financial Statements (Continued)

(in thousands):	2014 As Reported	Adjustments	2014 As Restated
Cash flows from financing activities
Proceeds from issuance of debt (net of original issue discount of $3.4 million)	169,845	—	169,845
Principal repayments of debt	(268,377)	—	(268,377)
Repayments of finance obligation	(278)	—	(278)
Proceeds from issuance of Series A convertible redeemable preferred stock	325,000	—	325,000
Payments of issue costs related to the issuance of preferred stock	(6,137)	—	(6,137)
Proceeds from issuance of noncontrolling interest	1,250	—	1,250
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	259	—	259
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(3,599)	—	(3,599)
Payments of costs for equity securities offering	(4,905)	—	(4,905)
Payments of loan costs	(2,436)	—	(2,436)

Net cash provided by financing activities	210,622	—	210,622

Effect of exchange rate changes on cash and cash equivalents	(42)		(42)
Net increase in cash and cash equivalents	81,705	249	81,954
Cash and cash equivalents, beginning of period	17,462	(334)	17,128

Cash and cash equivalents, end of period	$99,167	$(85)	$99,082

Supplemental disclosure of cash flow information
Interest paid	$101,149	$—	$101,149

Income taxes paid	$7,585	$—	$7,585

Supplemental disclosure of non-cash transactions
Finance obligation related to real estate projects	$7,790	$—	$7,790

Derecognition of finance obligation related to real estate projects	$4,119	$—	$4,119

Capital lease obligations related to the purchase of equipment	$17,625	$—	$17,625

Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$3,049	$—	$3,049

Issuance of notes payable relating to the acquisition of medical practices	$2,000	$—	$2,000

Liability relating to the escrow debt and purchase price of medical practices	$2,970	$—	$2,970

Capital lease obligations related to the acquisition of medical practices	$47,796	$—	$47,796

Earn-out accrual related to the acquisition of medical practices	$11,052	$—	$11,052

Amounts payable to sellers in the purchase of a medical practice	$249	$—	$249

Noncash dividend declared to noncontrolling interest	$194	$—	$194

Accrued dividends on Series A convertible preferred stock	$23,078	$(10,395)	$12,683

Accretion of redemption value on Series A convertible preferred stock	$1,991	$1,466	$3,457

Noncash contribution of capital by noncontrolling interest holders	$37	$—	$37

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(2) Restatement of Consolidated Financial Statements (Continued)

(in thousands):	2013 As Reported	Adjustments	2013 As Restated
Cash flows from operating activities
Net loss	$(78,248)	$(7,709)	$(85,957)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	55,430	(219)	55,211
Amortization	9,765	120	9,885
Deferred rent expense	973	—	973
Deferred income taxes	(27,908)	(209)	(28,117)
Stock-based compensation	597	—	597
Provision for doubtful accounts	12,146	—	12,146
Loss on the sale/disposal of property and equipment	336	—	336
Loss on sale leaseback transaction	313	—	313
Gain on the sale of an interest in a joint venture	(1,460)	—	(1,460)
Loss on foreign currency transactions	143	—	143
(Gain) loss on foreign currency derivative contracts	467	—	467
Fair value adjustment of earn-out liability	—	130	130
Amortization of debt discount	1,191	—	1,191
Amortization of loan costs	5,595	—	5,595
Equity interest in net loss of joint ventures, net of tax	454	—	454
Distribution received from unconsolidated joint ventures	21	—	21
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(42,570)	10,031	(32,539)
Income taxes payable	20	(2,267)	(2,247)
Inventories	(102)	(93)	(195)
Prepaid expenses and other assets	3,544	647	4,191
Accounts payable and other current liabilities	29,373	—	29,373
Accrued deferred compensation	1,344	—	1,344
Accrued expenses / other current liabilities	16,999	125	17,124

Net cash (used in) provided by operating activities	(11,577)	556	(11,021)
Cash flows from investing activities
Purchase of property and equipment	(40,744)	93	(40,651)
Acquisition of medical practices	(68,659)	(2)	(68,661)
Restricted cash associated with medical practice acquisitions	(3,768)	—	(3,768)
Proceeds from the sale of equity interest in a joint venture	1,460	—	1,460
Proceeds from the sale of property and equipment	78	—	78
Loans to employees	(212)	(647)	(859)
Contribution of capital to joint venture entities	(992)	—	(992)
Purchase of noncontrolling interest—non-redeemable	(1,509)	—	(1,509)
Proceeds (payment) of foreign currency derivative contracts	(171)	—	(171)
Premiums on life insurance policies	(1,234)	—	(1,234)
Change in other assets and other liabilities	(2,212)	—	(2,212)

Net cash used in investing activities	(117,963)	(556)	(118,519)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(2) Restatement of Consolidated Financial Statements (Continued)

(in thousands):	2013 As Reported	Adjustments	2013 As Restated
Cash flows from financing activities		—
Proceeds from issuance of debt (net of original issue discount of $2.3 million)	306,063	—	306,063
Principal repayments of debt	(171,432)	—	(171,432)
Repayments of finance obligation	(182)	—	(182)
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	765	—	765
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(2,211)	—	(2,211)
Payments of loan costs	(1,359)	—	(1,359)

Net cash provided by financing activities	131,644	—	131,644

Effect of exchange rate changes on cash and cash equivalents	(52)		(52)
Net increase in cash and cash equivalents	2,052	—	2,052
Cash and cash equivalents, beginning of period	15,410	(334)	15,076

Cash and cash equivalents, end of period	$17,462	$(334)	$17,128

Supplemental disclosure of cash flow information
Interest paid	$78,750	$—	$78,750

Income taxes paid	$9,364	$—	$9,364

Supplemental disclosure of non-cash transactions
Finance obligation related to real estate projects	$7,580	$—	$7,580

Derecognition of finance obligation related to real estate projects	$3,940	$—	$3,940

Capital lease obligations related to the purchase of equipment	$3,054	$—	$3,054

Issuance of notes payable relating to the acquisition of medical practices	$2,097	$—	$2,097

Capital lease obligations related to the acquisition of medical practices	$10,903	$—	$10,903

Earn-out accrual related to the acquisition of medical practices	$7,950	$—	$7,950

Costs incurred for professional fees relating to issuance of equity securities	$1,323	$—	$1,323

Noncash dividend declared to noncontrolling interest	$77	$—	$77

Noncash deconsolidation of noncontrolling interest	$9	$—	$9

Noncash contribution of capital by noncontrolling interest holders	$4,235	$—	$4,235

Termination of prepaid services by noncontrolling interest holder	$2,551	$—	$2,551

Issuance of notes payable relating to the earn-out liability in the acquisition of Medical Developers	$2,679	$—	$2,679

Issuance of equity LLC units relating to the earn-out liability in the acquisition of Medical Developers	$705	$—	$705

Issuance of senior secured notes related to the acquisition of medical practices	$75,000	$—	$75,000

Reserve claim liability related to the acquisition of medical practices	$3,682	$—	$3,682

Noncash dividend declared from unconsolidated joint venture	$150	$—	$150

Step up basis in joint venture interest	$83	$—	$83

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(3) Liquidity

        The Company is highly leveraged. As of December 31, 2015, the Company had approximately $1.1 billion of long-term debt outstanding. The Company has experienced and continues to experience losses from its operations. The Company reported a net loss of approximately $126.8 million, $352.7 million and $86.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

        At December 31, 2015, the Company had $65.2 million of unrestricted cash and $61.5 million of availability under its revolving credit facility (the "2015 Revolving Credit Facility") after factoring in capacity absorbed by outstanding letters of credit. As of June 30, 2016, the Company was fully drawn under its 2015 Revolving Credit Facility.

        Further, subject to certain qualifications, the credit agreement governing our term loan facility (the "2015 Term Facility" and together with the 2015 Revolving Credit Facility, the "2015 Credit Facilities") and the indenture governing our notes (the "Senior Notes Indenture"), each as currently in effect, require us to receive, subject to certain important qualifications set forth therein, (1) no later than September 10, 2016, net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments in an aggregate amount of at least $25.0 million (the "First Capital Event"), (2) no later than November 30, 2016, additional net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transaction on a pro forma basis) in an aggregate amount of at least $25.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event, the total amount is not less than $50.0 million) (the "Second Capital Event") and (3) no later than March 31, 2017, additional net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least the lesser of (A) $75.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event and the Second Capital Event, the total amount is not less than $125.0 million), and (B) an amount such that, after giving effect to such issuance or sale of capital stock or other equity investments and/or sales of assets, 21C's cash and cash equivalents plus unused revolving loan commitments equals at least $120.0 million and 21C's

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(3) Liquidity (Continued)

consolidated leverage ratio is not greater than 6.4 to 1.00 (the "Third Capital Event" and together with the First Capital Event and the Second Capital Event, the "Capital Events" and each, a "Capital Event"). We are also required to comply with a minimum liquidity covenant in an amount not less than $40.0 million after the completion of the First Capital Event, to be tested monthly prior to the completion of the Third Capital Event and quarterly thereafter. Our failure to satisfy such requirements could result in an event of default under our 2015 Credit Facilities or Senior Notes Indenture, which could result in the debt thereunder being accelerated. While the Company is pursuing a variety of initiatives to satisfy the requirements of the 2015 Credit Facilities and Senior Notes Indenture, we do not have commitments to obtain the required equity or dispose of assets in place, and we may not be able to maintain the required levels of liquidity. Consequently there is substantial doubt about the Company's ability to continue as a going concern.

        In the event we are unable to meet the foregoing requirements, we will need to identify alternative options, such as a debt refinancing, a sale of the Company or other strategic transaction, or a transformative transaction, such as a possible restructuring or reorganization of the Company's operations. In addition, the perception that we may not be able to continue as a going concern may negatively and materially impact our existing and future business relationships, and others may choose not to deal with us at all due to concerns about our ability to meet our contractual obligations.

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

Variable Interest Entities

        The Company has evaluated certain radiation oncology practices in order to determine if they are variable interest entities ("VIEs"). This evaluation resulted in the Company determining that certain of

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

its radiation oncology practices were potential VIEs. For each of these practices, the Company has evaluated (1) the sufficiency of the fair value of the entity's equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity's significant activities, (b) the obligation to absorb the expected losses of the entity and that their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entity's activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. ASC 810, Consolidation ("ASC 810"), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of the Company's radiation oncology practices are VIEs and the Company has a variable interest in each of these practices through its administrative services agreements. Other of the Company's radiation oncology practices (primarily consisting of partnerships) are VIEs and the Company has a variable interest in each of these practices because the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without the additional subordinated financial support provided by its members.

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

        As of December 31, 2015 and 2014, the combined total assets included in the Company's consolidated balance sheets relating to the VIEs were approximately $113.9 million and $114.6 million, respectively.

        As of December 31, 2015 and 2014, the Company was the primary beneficiary of, and therefore consolidated, 28 and 27 VIEs, which operate 49 and 45 centers, respectively. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying consolidated balance sheets. The assets are owned by, and the liabilities are obligations of the VIEs, not the Company. Only the VIE's assets can be used to settle the liabilities of the VIE.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company's debts. In the states of California, Massachusetts, Michigan, Nevada, New York, North Carolina and Washington, the Company's treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the years ended December 31, 2015, 2014, and 2013 approximately 14.1%, 14.9% and 18.6% of the Company's net patient service revenue, respectively, was generated by professional corporations with which it has administrative services agreements.

        As of December 31, 2015 and 2014, the Company also held equity interests in four and six VIEs, respectively, for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services. The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company's investments in the unconsolidated VIEs are approximately $1.2 million and $1.6 million at December 31, 2015 and 2014, respectively, with ownership interests ranging between 33.3% and 50.1% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company's noncontrolling interests in the unconsolidated partnerships. The Company's maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

Net Patient Service Revenue and Allowances for Contractual Discounts

        The Company recognizes revenue in accordance with ASC 605. Accordingly, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. MDL Argentina recognizes revenue at invoicing when it cannot conclude that criteria (ii) or (iii) have been met at an earlier point.

        Specifically, the Company has determined that MDL Argentina needs to defer revenue recognition on all of its revenue until those contingencies (evidence that services have been rendered and that the fee is fixed or determinable) have been removed which generally occurs when the invoicing process is complete (negotiations, as applicable, with the insurance company are also complete at invoicing). Accordingly, the Company has determined that, net patient revenue should be recognized at invoicing to the insurer.

        Generally with respect to net patient service revenue the above criteria is met when services are provided and revenue is reported at the estimated net realizable amount from patients, third-party payers and others for services rendered. The differences between the Company's established billing rates and governmental fee schedules or third-party payer negotiated rates are accounted for as contractual adjustments, which are deducted from gross charges to arrive at net patient service revenue. The Company must estimate contractual adjustments to prepare its consolidated financial statements. The Medicare and Medicaid regulations and third-party payer contracts under which these contractual adjustments must be calculated are complex and subject to interpretation and adjustment. The Company estimates the contractual adjustments on a payer class basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company's estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process by management.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

Adjustments to previous reimbursement estimates are accounted for as contractual adjustments and reported in the periods that such adjustments become known. Amounts estimated by management can change by a material amount, due to reviews of billings and contract renegotiations.

        For the years ended December 31, 2015, 2014 and 2013, net patient service revenue comprised 92.7%, 92.2% and 97.1%, respectively, of the Company's total revenues. In states where the Company employs radiation oncologists, the Company derives its net patient service revenue through fees earned from the provision of the professional and technical component fees of radiation therapy services. In states where the Company does not employ radiation oncologists, the Company derives administrative services fees principally from administrative services agreements with professional corporations. In accordance with ASC 810, the Company consolidates the operating results of certain of the professional corporations for which the Company provides administrative services into its own operating results.

        The Company derives a significant portion of its revenues from Medicare and Medicaid. For the years ended December 31, 2015, 2014 and 2013, approximately 40%, 42% and 45%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company is potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.

        On an annual basis the Company performs a hindsight analysis in reviewing estimates to its contractual adjustments and bad debt allowance. The Company's review of the estimates is based on a full year look-back of actual adjustments taken in the calculation of the contractual and bad debt allowance. Adjustments to revenue related to changes in prior period estimates decreased net patient service revenue for the years ended December 31, 2015 and 2014 by approximately 0.6% and 0.7%, respectively and increased net patient service revenue approximately 0.3% for the year ended December 31, 2013.

        In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts written off as charity and indigent care are not recognized in net patient service revenue. The Company's policy is to write-off a patient's account balance upon determining that the patient qualifies under certain charity care and/or indigent care policies. The Company's policy includes the completion of an application for eligibility for charity care. The determination for charity care eligibility is based on income relative to federal poverty guidelines, family size, and assets available to the patient. A sliding scale discount is then applied to the balance due with discounts up to 100%. The Company estimates the costs of charity care services it provides by developing a ratio of foregone charity care charges compared to total charges and applying that ratio to the costs of providing services. Costs of providing services includes select direct and indirect costs such as salaries and benefits, medical supplies, facility rent expenses, other operating expenses, general and administrative expenses, depreciation and amortization, provision for doubtful accounts, and interest expense. The Company's estimated cost to provide charity care services is approximately $15.4 million, $21.1 million and $28.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Funds received to offset or subsidize charity services provided were approximately $0.1 million, $0.6 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

        For the year ended December 31, 2015, approximately 3.3% of the Company's U.S. Domestic net patient service revenue represented revenue pursuant to contracts where the Company bears utilization risk, such as capitation and case rate arrangements.

Management Fees

        Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective Groups are billed by the Company, as the exclusive billing agent of the Groups, to patients, third-party payers, and others. The Company's management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. As such, revenues generated by the Groups significantly impact the amount of management fees recognized by the Company. Amounts distributed to the Groups for their services under the terms of the management services agreements totaled $21.4 million, $21.5 million and $3.8 million, for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014 amounts payable to the Groups for their services of $2.4 million and $2.7 million, respectively were included in accounts payable. These management fees are as a result of the OnCure acquisition, which closed on October 25, 2013.

Other Revenue

        Other revenue is primarily comprised of management and technical service fees provided to hospital radiation therapy departments, professional service fees, sublease rental income and billing services provided to non-affiliated physicians.

Cost of Revenues

        The cost of revenues for the years ended December 31, 2015, 2014, and 2013 are approximately $791.9 million, $744.3 million and $532.2 million, respectively. The cost of revenues includes costs related to expenses incurred for the delivery of patient care. These costs include salaries and benefits of physicians, physicists, dosimetrists, radiation technicians, etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

Advertising Costs

        Advertising costs are charged to general and administrative expenses as incurred and amounted to approximately $2.8 million, $3.8 million and $3.9 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased. Cash at December 31, 2015 and 2014 held by the Company's foreign operating subsidiaries was $6.0 million and $4.5 million, respectively. The Company considers these cash amounts to be permanently invested in the Company's foreign operating subsidiaries and therefore does not anticipate repatriating any excess cash flows to the U.S. The Company anticipates it can adequately fund its domestic operations from cash flows generated solely from the U.S. business. Of

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

the $6.0 million of cash held by the Company's foreign operating subsidiaries at December 31, 2015, $1.4 million is held in U.S. dollars, $0.1 million of which is held at financial institutions in the United States, with the remaining held in foreign currencies in foreign banks. The Company believes that the magnitude of its growth opportunities outside of the U.S. will cause the Company to continuously reinvest foreign earnings.

Restricted Cash

        Restricted cash totals approximately $0.2 million and $7.3 million as of December 31, 2015 and 2014, respectively. Restricted cash consists of claim reserve accounts established to address any pre-acquisition claims presented to the Company as they relate to the Company's recent acquisitions, including OnCure Holdings, Inc. (together with its subsidiaries, "OnCure") and SFRO Holdings, LLC (together with its subsidiaries, "SFRO"). Any balance of the claim reserve accounts will be released to sellers, once claims have been settled.

Marketable Securities

        The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. The Company's marketable securities are classified as available-for-sale ("AFS"). Investments in marketable securities consist of debt and equity securities. Debt and equity securities designated as AFS are carried at fair value using quoted market prices where available with unrealized gains or losses included in accumulated other comprehensive loss. The Company uses the specific identification method to determine realized gains and losses related to its investment portfolio.

Accounts Receivable and Allowances for Doubtful Accounts

        Accounts receivable in the accompanying consolidated balance sheets are reported net of estimated allowances for doubtful accounts and contractual adjustments, as further described previously. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payers and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.

        The allowance for doubtful accounts is based upon management's assessment of historical and expected net collections, business and economic conditions, trends in federal and state governmental healthcare coverage, and other collection indicators. The primary tool used in management's assessment is an annual, detailed review of historical collections and write-offs of accounts receivable. The results of the detailed review of historical collections and write-off experience, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. Accounts receivable are written off after collection efforts have been followed in accordance with the Company's policies.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

        Adjustments to bad debt expense related to changes in prior period estimates decreased bad debt expense by approximately $2.4 million for the year ended December 31, 2015, increased bad debt expense by approximately $2.3 million for the year ended December 31, 2014 and increased bad debt expense by approximately $1.6 million for the year ended December 31, 2013.

        A summary of the activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31,
(in thousands):	2015	2014	2013
Balance, beginning of period	$42,544	$29,878	$23,878
Acquisitions	—	7,746	2,591
Additions charged to provision for doubtful accounts	14,526	19,253	12,146
Accounts receivable written off, net of recoveries	(12,314)	(14,110)	(8,659)
Foreign currency translation	(262)	(223)	(78)

Balance, end of period	$44,494	$42,544	$29,878

        Approximately $26.4 million and $29.8 million of accounts receivable were due from the Medicare and Medicaid programs at December 31, 2015 and 2014, respectively. The credit risk for any other concentrations of receivables is limited due to the large number of insurance companies and other payers that provide payments for services. Management does not believe that there are other significant concentrations of accounts receivable from any particular payer that would subject the Company to any significant credit risk in the collection of its accounts receivable.

Inventories

        Inventories consist of medical drugs used for patient care services as follows:

	December 31,
(in thousands):	2015	2014
Medical drugs	3,918	3,162

	$3,918	$3,162

        Inventories are valued at the lower of cost or market and determined using the first in, first out method.

Noncontrolling Interest in Consolidated Entities

        The Company currently maintains equity interests in 12 treatment center facilities with ownership interests ranging from 50.0% to 90.0%. The Company has determined it controls a majority of the voting interest in these facilities and, therefore consolidates these treatment centers. The noncontrolling interests represent the equity interests of outside investors in the equity and results of operations of these consolidated entities.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

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

        Noncontrolling interests represent the income or loss attributable to non-Company ownership interests of consolidated entities.

        On January 1, 2009, the Company adopted changes issued by the FASB to the accounting for noncontrolling interests in consolidated financial statements. These changes require, among other items, that a noncontrolling interest be included within equity separate from the parent's equity; consolidated net income be reported at amounts inclusive of both the parent's and noncontrolling interest's shares; and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all be reported on the consolidated statements of operations and comprehensive loss.

        Noncontrolling interests—redeemable represent equity securities with redemption features that are not solely within the Company's control and are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. In the unlikely event that a redeemable equity security will require redemption, any subsequent adjustments to the initially recorded amount will be recognized in the period that a redemption becomes probable.

        Contingent redemption events vary by entity and generally include either the holder's discretion or circumstances jeopardizing: the joint ventures' ability to provide services, the joint ventures' participation in Medicare, Medicaid, or other third party reimbursement programs, the tax-exempt status of minority shareholders, and violation of federal statutes, regulations, ordinances, or guidelines. Amounts required to redeem noncontrolling interests are generally based on either fair value or a multiple of trailing financial performance. These amounts are not limited.

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

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

        Major asset classifications and useful lives are as follows:

Buildings and leasehold improvements	10 - 50 years
Office, computer, and telephone equipment	3 - 10 years
Medical and medical testing equipment	5 - 10 years
Automobiles and vans	5 years

Goodwill and Intangible Assets Not Subject to Amortization

        Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Goodwill and indefinite life intangible assets are not amortized. The Company tests goodwill for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of the reporting unit, defined as an operating segment or one level below an operating segment, being tested to its carrying value. The reporting units may change over time as the Company's operating segments change, or the component businesses therein change, due to economic conditions, acquisitions, restructuring or otherwise. At the time of these events, the Company reevaluates its reporting units using the reporting unit determination guidelines. As necessary, goodwill is reassigned between the affected reporting units using a relative fair-value approach.

        The Company determines the fair value of its reporting units using a combination of the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates fair value based on what investors have paid for similar interests in comparable companies through the development of ratios of market prices to various earnings indications of comparable companies taking into consideration adjustments for growth prospects, debt levels and overall size. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.

        The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis. The Company's estimated future cash flows are based on assumptions that are consistent with its annual planning process and include estimates for revenue and operating margins and future economic and market conditions. Actual future results may differ from those estimates. Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years.

        The Company's intangible assets not subject to amortization consist of trade names and certificates of need. The Company tests these assets for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. The Company applies a fair value-based

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

impairment test to the net book value of the assets using a combination of income and market approaches.

Long-Lived Assets and Intangible Assets Subject to Amortization

        The Company tests its long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. If the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded. Fair value is determined using discounted cash flow methods.

        The Company's analysis requires judgment with respect to many factors, including future cash flows, success at executing its business strategy, and future revenue and expense growth rates. It is possible that the Company's estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of its long-lived assets and intangible assets subject to amortization for impairment.

        Intangible assets subject to amortization consist of management fee agreements, noncompete agreements, hospital contracts and trade names. Management fee agreements are amortized over the term of each respective agreement, including renewal options which range from 4.7 to 15.2 years using the straight-line method. Noncompete agreements and hospital contracts are amortized over the life of the agreement (which typically ranges from 1.0 to 18.5 years) using the straight-line method. No intangible asset impairment loss was recognized for the years ended December 31, 2015, 2014 and 2013.

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

Foreign currency derivative contracts

        Foreign currency risk is the risk that fluctuations in foreign exchange rates could impact the Company's results from operations. The Company is exposed to a significant amount of foreign exchange risk, primarily between the U.S. dollar and the Argentine Peso. This exposure relates to the provision of radiation oncology services to patients at the Company's Latin American operations and purchases of goods and services in foreign currencies. As of December 31, 2013, the Company had entered into foreign exchange option contracts to convert a significant portion of the Company's forecasted foreign currency denominated net income into U.S. dollars to limit the adverse impact of a potential weakening Argentine Peso against the U.S. dollar. Under the Company's foreign currency

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

management program, the Company monitors foreign exchange rates and periodically may enter into forward contracts and other derivative instruments. The Company does not use derivative financial instruments for speculative purposes.

        Gains or losses resulting from the fair valuing of these instruments are reported in (gain) loss on forward currency derivative contracts on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2014 and 2013, the Company incurred a gain of approximately $4,000, and a loss of approximately $0.5 million, respectively, relating to the foreign currency derivative program. The fair value of the foreign currency derivative was recorded in other current assets in the accompanying consolidated balance sheets.

Series A Preferred Stock embedded derivative

        The Company's Series A Preferred Stock contains provisions for contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and require the issuance of warrants to the Canada Pension Plan Investment Board ("CPPIB"). The Company determined that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. The Company evaluates the fair value of the embedded derivative and adjusts changes in fair value through the fair value adjustment of embedded derivatives caption in the consolidated statements of operations and comprehensive loss.

SFRO PIK Notes

        The Company's SFRO PIK Notes (as defined in Note 9) provide for accelerated principal payments along with premium payments to the sellers upon achievement of certain operational milestones. The accelerated payment and premium features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value. The Company evaluates the fair value of the embedded derivative and adjusts changes in fair value through the fair value adjustment of embedded derivatives caption in the consolidated statements of operations and comprehensive loss.

Professional and General Liability Claims

        The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices, and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through commercial insurance carriers in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims. Depending on specialty, the Company generally maintains zero-deductible insurance for certain of its physicians up to $1 million on individual malpractice claims, up to $3 million on aggregate claims or up to $0.25 million on individual malpractice claims, up to $0.75 million on aggregate claims on a claims-made basis. The Company had historically purchased medical malpractice insurance from an insurance company partially owned by a related party and was insured by a related party during 2015. As of December 31, 2015, the Company is insured through an unrelated third party insurance provider. The Company's reserves for professional and general liability

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, industry trends, and other actuarial assumptions.

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

Defined Benefit Pension Plan

        The Company recognizes the unfunded status of its defined benefit pension plan as a liability in its consolidated balance sheets in other long-term liabilities. Each year's actuarial gains or losses are a component of other comprehensive loss, which is then included in accumulated other comprehensive loss. Pension benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. The Company makes significant assumptions (including discount rate, expected rate of return on plan assets, and future increases in compensation) in computing the pension benefit expense and obligations.

Comprehensive Loss

        Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of equity but are excluded from net loss. The Company's other comprehensive loss is composed the Company's foreign currency translation of its operations in South America, Central America and the Caribbean and net periodic benefit costs of the SFRO Cash Balance Plan as described in Note 20. The impact of the unrealized net losses decreased total equity on a consolidated basis by approximately $20.0 million, $12.2 million and $15.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

        Accumulated Other Comprehensive Loss.    The components of accumulated other comprehensive loss were as follows (in thousands):

	21st Century Oncology Holdings, Inc. Shareholder			Noncontrolling Interests
(in thousands):	Foreign Currency Translation Adjustments	Net Periodic Benefit Cost of Pension Plan	Total	Foreign Currency Translation Adjustments	Other Comprehensive Loss
Balance, December 31, 2012	$(11,823)	$—	$(11,823)	$(1,375)	$
Other comprehensive loss	(14,279)	—	(14,279)	(1,534)		(15,813)

Balance, December 31, 2013	$(26,102)	$—	$(26,102)	$(2,909)		$(15,813)

Other comprehensive loss	(10,727)	(91)	(10,818)	(1,371)		(12,189)

Balance, December 31, 2014	$(36,829)	$(91)	$(36,920)	$(4,280)		$(12,189)

Other comprehensive loss	(17,288)	(366)	(17,654)	(2,395)		(20,049)

Balance, December 31, 2015	$(54,117)	$(457)	$(54,574)	$(6,675)		$(20,049)

Income Taxes

        The Company provides for federal, foreign and state income taxes currently payable, as well as for those deferred due to timing differences between reported income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

        ASC 740, Income Taxes (ASC 740), clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740, provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

        21st Century Oncology Investments, LLC ("21CI"), the shareholder of 21st Century Oncology Holdings, Inc., adopted equity-based incentive plans in February 2008 and June 2012, and issued units of limited liability company interests designated Class B Units, Class C Units, Management Equity Plan ("MEP") Class Units and Executive Management Equity Plan ("EMEP") Class Units pursuant to such plans. The Class B Units and Class C Units were modified and replaced under the June 2012 equity

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

plan with the issuance of the Class MEP Units and Class EMEP Units. The units are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity at grant date. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Company also uses the probability-weighted expected return method ("PWERM") to determine the fair value of certain units at the time of grant. Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company's ability to achieve certain growth and profitability milestones in order to maximize shareholder value at the time of potential exit. Generally, for Class MEP units awarded, 66.6% vest upon issuance, while the remaining 33.4% vest on the 18 month anniversary of the issuance date. There are no performance conditions for the MEP units to vest. For newly hired individuals after January 1, 2012, vesting occurs at 33.3% in years one and two, and 33.4% in year three of the individual's hire date. Vesting of the Class EMEP units is dependent upon achievement of an implied equity value target. The right to receive proceeds from vested units is dependent upon the occurrence of a qualified sale or liquidation event. The estimated fair value of the units, less an assumed forfeiture rate, is recognized in expense on a straight-line basis over the requisite service periods of the awards for the Class MEP Units and the accelerated attribution method approach is utilized for the Class EMEP Units.

Grants under 2013 Plan

        On December 9, 2013, 21CI established new classes of incentive equity units in the form of Class M Units, Class N Units and Class O Units for issuance to employees, officers, directors and other service providers, eliminated 21CI's Class L Units and Class EMEP Units, and modified the distribution entitlements for holders of each existing class of equity units of 21CI.

Grants under 2015 Plan

        On October 7, 2015, 21CI authorized two new classes of incentive units of 21CI, Class D and Class E Units, and amended the waterfall distribution provisions. Each recipient of such Class D and/or Class E Units forfeits any and all incentive equity units previously granted to him/her.

Class D and Class E Bonus Plans

        On October 7, 2015, the Company adopted the Class D and Class E Bonus Plans (each, a "Bonus Plan," and collectively, the "Bonus Plans") to provide certain employees and other service providers of 21CI and its affiliates (including the Company) with an opportunity to receive additional compensation based on the Equity Value (as defined in the Bonus Plans and described in general terms below) of

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

21CI in connection with a Company Sale or Public Offering (as defined in the Bonus Plans). Upon the first to occur between a Company Sale and a Public Offering, the following bonus pools will be established:

  •
  With regard to the Class D Bonus Plan, a bonus pool will be established equal in value to five percent of the Equity Value of 21CI in excess of $19,000,000 and up to $210,500,000 (i.e. a maximum bonus pool of $9,575,000).

  •
  With regard to the Class E Bonus Plan, a bonus pool will be established equal in value to six percent of the Equity Value of 21CI in excess of $169,000,000 and up to $210,500,000 (i.e. a maximum bonus pool of $2,490,000).

A participant in a Bonus Plan will participate in the applicable bonus pool based on his or her award percentage.

        Payment of awards under the Bonus Plans generally will be made as follows:

  •
  If the applicable liquidity event is a Company Sale, payment of awards under each of the Bonus Plans generally will be made in cash within the thirty days following consummation of the Company Sale. However, the Company reserves the right, under each of the Bonus Plans, to make payment in the same form as the proceeds received by 21CI and its equity holders in connection with the Company Sale, if such Company Sale proceeds do not consist of all cash.

  •
  If the applicable liquidity event is a Public Offering, (i) one-third of the award will be paid within the forty-five days following the effective date of the Public Offering and (ii) the remaining two-thirds of the award will be payable in two equal annual installments on each of the first and second anniversaries of the effective date of the Public Offering. Payment of the award may be made in cash, stock or a combination thereof, as determined by the applicable Bonus Plan administrative committee in its sole discretion.

        Unless otherwise set forth in an award agreement, the right to receive payment under the Bonus Plans is subject to a participant's continued employment with 21CI or its affiliates through the date of payment.

        For purposes of the Bonus Plans, the term "Equity Value" generally refers to: (i) the aggregate fair market value of the cash and non-cash proceeds received by 21CI and its equity holders in connection with the Company Sale, if the applicable liquidity event is a Company Sale, (ii) the aggregate fair market value of 100% of the common stock of the Company on the effective date of such Public Offering, if the applicable liquidity event is a Public Offering.

Fair Value Measurements

        The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Certain assets and liabilities are subject to fair value adjustments only in certain circumstances and measured at fair value on a non-recurring basis.

        The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Segments

        The Company operates in one line of business, operating physician group practices, and its operations are structured into two geographically organized groups: the U.S. Domestic, including 145 radiation treatment centers, and International, including 36 radiation treatment centers. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected facility gross profit and market opportunities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between reporting segments are properly eliminated.

Recent Pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard allows for either a full retrospective or a modified retrospective transition method. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for all affected entities. As a result, ASU 2014-09 is effective for the Company beginning January 1, 2018. The Company intends to adopt the new guidance on January 1, 2018 and is currently evaluating the potential impact of this guidance.

        In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 810, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). The new guidance requires that

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

performance targets that affect vesting and that could be achieved after the requisite service period be treated as a performance condition and compensation costs related to the performance condition be recognized in the period in which it becomes probable that the performance condition will be achieved. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. The Company prospectively adopted this guidance on January 1, 2015.

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

        In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The new guidance intends to reduce the number of consolidation models as well as place more emphasis on risk of loss when determining a controlling financial interest. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. The Company will adopt this guidance on January 1, 2016 and it is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. The Company will adopt the new guidance on January 1, 2016. As of December 31, 2015, the Company has recorded approximately $19.8 million of debt issuance costs in other assets that would be reclassified to long-term debt in accordance with the new guidance.

        In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance establishes guidelines for evaluating whether a cloud computing arrangement involves the sale of a software license and the appropriate accounting. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. The Company will adopt the new guidance on January 1, 2016 and it is not expected to have a material impact on the Company's consolidated financial statements.

        In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new guidance requires inventories to be valued at the lower of cost or net realizable value. This guidance does not apply to entities using the last in, first out valuation method. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company intends to adopt the new guidance on January 1, 2017 and is currently evaluating the potential impact of this guidance.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

        In August 2015, FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The new guidance allows debt issuance costs related to line-of-credit arrangements to be recognized as an asset and amortized ratably over the line-of-credit term. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. The Company will adopt the new guidance on January 1, 2016. As of December 31, 2015, the Company has recorded approximately $4.6 million of debt issuance costs in other assets that would be reclassified to long-term debt in accordance with the new guidance.

        In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. The Company intends to adopt the new guidance on December 31, 2015.

        In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that all deferred tax assets and liabilities for each jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance becomes effective for public business entities in fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company adopted this new standard in the fourth quarter of 2015 and has applied the new guidance prospectively. Accordingly the prior balance sheets were not retrospectively adjusted.

        In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall (Topic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities for the purpose of improving certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Among other things, this guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income and to perform a qualitative assessment to identify impairment for equity investments without readily determinable fair values. Entities are required to apply this guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and, for the guidance related to equity securities without readily determinable fair values, entities are required to apply a prospective approach to equity investments that exist as of the date of adoption. This guidance will be effective for the Company on January 1, 2018. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on the consolidated balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018 with early

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(4) Summary of Significant Accounting Policies (Continued)

adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on the consolidated financial statements. The Company is party to approximately 400 real estate leases and expects adoption of ASU 2016-02 to have a material impact to its consolidated balance sheets.

        In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Option in Debt Instruments ("ASU 2016-06") that intends to resolve diversity in practice as it relates to assessing the accounting for contingent put and call options contained in debt instruments. ASU 2016-06 will be effective for annual periods beginning after December 15, 2016 with early adoption permitted. This standard requires a modified retrospective approach upon adoption. The Company intends to adopt this new standard on January 1, 2017 and is currently evaluating the potential impact of this guidance.

        In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that modifies several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016 with early adoption permitted. This standard requires different adoption methodologies for each aspect adopted. The Company intends to adopt this new standard on January 1, 2017 and is currently evaluating the potential impact of this guidance.

        In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") for the purpose of replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses. ASU 2016-13 will be effective for annual periods beginning after December 15, 2019 with early adoption permitted in annual periods beginning after December 15, 2018. This standard requires a modified retrospective transition approach upon adoption. The Company intends to adopt this new standard on January 1, 2020 and is currently evaluating the potential impact of this guidance.

(5) Marketable Securities

        The Company classifies all of its investments in marketable securities as available-for-sale. As of December 31, 2015, the Company's marketable securities were invested in foreign government debt instruments. The estimated fair value of investments in marketable securities totaled approximately $1.1 million as of December 31, 2015.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(6) Property and Equipment

        Property and equipment consist of the following:

(in thousands):	December 31, 2015	December 31, 2014
Land	$1,686	$1,795
Buildings and leasehold improvements	94,022	85,653
Office, computer, and telephone equipment	137,698	114,669
Medical and medical testing equipment	322,253	300,511
Automobiles and vans	1,107	1,435

	556,766	504,063
Less: accumulated depreciation	(315,384)	(241,697)

	241,382	262,366
Construction-in-progress	8,823	13,373
Foreign currency translation	(11,620)	(6,169)

	$238,585	$269,570

        For the years ended December 31, 2015, 2014 and 2013, the Company recorded $76.1 million, $72.8 million and $55.3 million, respectively of depreciation expense, which includes amortization expense relating to capital lease equipment.

(7) Capital Lease Arrangements

        The Company leases certain equipment under agreements which are classified as capital leases. These leases have bargain purchase options at the end of the original lease terms. Capital lease assets included in property and equipment are as follows:

(in thousands):	December 31, 2015	December 31, 2014
Medical and medical testing equipment	$85,705	$79,575
Leasehold improvements	85	85
Office, computer, and telephone equipment	973	1,708
Automobiles and vans	67	67
Less: accumulated depreciation	(31,803)	(20,391)

	$55,027	$61,044

(8) Goodwill and Intangible Assets

2015

        The Company completed its annual impairment testing for goodwill and indefinite-lived intangible assets on October 1, 2015. It was determined that the implied fair value of goodwill was greater than the carrying amount, and as a result the Company did not record a noncash impairment charge.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(8) Goodwill and Intangible Assets (Continued)

2014

        As the Company began to experience liquidity issues after terminating its previously planned initial public offering, it began to have discussions with an ad hoc group of holders of its outstanding debt. On July 29, 2014, the Company entered into a Recapitalization Support Agreement (the "Recapitalization Support Agreement"). The Recapitalization Support Agreement set forth the terms through which the Company expected to either (a) obtain additional liquidity through an equity contribution or subordinated debt incurred in a minimum amount of $150 million on or before October 1, 2014 or (b) consummate a recapitalization consistent with the material terms and conditions described in the term sheet attached to the Recapitalization Support Agreement.

        As a result of the liquidity issues described above, the Company performed an interim impairment test for goodwill and indefinite-lived intangible assets. The Company completed the first step of the impairment test as of June 30, 2014 of its two reporting units, Fee for Service and Risk Based, that comprise the U.S. Domestic operating segment and determined that the carrying amount of its Fee for Service reporting unit exceeded its estimated implied fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. In accordance with ASC 350, the Company recorded a non-cash impairment loss of approximately $228.3 million related to its Fee for Service reporting unit in the impairment loss caption in the accompanying consolidated statements of operations and comprehensive loss during the year ended December 31, 2014.

2013

        The Company completed its annual impairment testing for goodwill and indefinite-lived intangible assets on October 1, 2013. It was determined that the implied fair value of goodwill was greater than the carrying amount, and as a result the Company did not record a noncash impairment charge.

        In October 2013, in conjunction with the acquisition of OnCure, the Company changed its internal reporting structure and as a result, aggregated its eight U.S. Domestic reporting units into two U.S. Domestic reporting units. As of December 31, 2013, the Company identified three reporting units: international and two reporting units that comprise the U.S. Domestic operating segment.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(8) Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
(in thousands):	2015	2014	2013
Balance, beginning of period: U.S. Domestic Segment
Goodwill	$1,120,275	$989,949	$891,314
Accumulated impairment loss	(700,799)	(472,520)	(472,520)

Net goodwill, beginning of period	419,476	517,429	418,794

Goodwill acquired during the period	30,468	130,735	98,648
Impairment	—	(228,279)	—
Adjustments to purchase price allocations	(129)	(409)	(13)

Balance, end of period
Goodwill	1,150,614	1,120,275	989,949
Accumulated impairment loss	(700,799)	(700,799)	(472,520)

Net goodwill, end of period: U.S. Domestic Segment	$449,815	$419,476	$517,429

Balance, beginning of period: International Segment
Goodwill	$57,083	$62,446	$70,672

Net goodwill, beginning of period	57,083	62,446	70,672

Goodwill acquired during the period	233	1,680	1,086
Adjustments to purchase price allocations	88	294	—
Foreign currency translation	(8,539)	(7,337)	(9,312)

Balance, end of period
Goodwill	48,865	57,083	62,446

Net goodwill, end of period: International Segment	$48,865	$57,083	$62,446

        Intangible assets consist of the following:

	December 31, 2015
(in thousands):	Gross	Impairment Loss	Accumulated Amortization	Foreign Currency Translation	Net
Intangible assets subject to amortization
Management service agreements	$57,739	$—	$(12,053)	$—	$45,686
Noncompete agreements	77,862	—	(67,432)	(80)	10,350
Hospital contracts	21,246	—	(4,898)	(9,159)	7,189
Trade names	6,738	—	(5,980)	—	758
Indefinite-lived intangible assets
Trade names	5,858	—	—	(871)	4,987
Certificates of need	1,145	—	—	—	1,145

Balance, end of period	$170,588	$—	$(90,363)	$(10,110)	$70,115

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(8) Goodwill and Intangible Assets (Continued)

	December 31, 2014
(in thousands):	Gross	Impairment Loss	Accumulated Amortization	Foreign Currency Translation	Net
Intangible assets subject to amortization
Management service agreements	$57,739	$—	$(6,490)	$—	$51,249
Noncompete agreements	76,450	—	(61,525)	(70)	14,855
Hospital contracts	20,837	—	(4,209)	(7,351)	9,277
Trade names	6,738	—	(5,280)	—	1,458
Indefinite-lived intangible assets
Trade names	4,842	—	—	(709)	4,133
Certificates of need	413	—	—	—	413

Balance, end of period	$167,019	$—	$(77,504)	$(8,130)	$81,385

        Amortization expense relating to intangible assets was approximately $12.9 million, $13.8 million and $9.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average amortization period is approximately 7.8 years.

        Estimated future amortization expense is as follows (in thousands):

2016	$11,177
2017	9,237
2018	8,285
2019	5,987
2020	5,007
Thereafter	24,290

(9) Acquisitions and Other Arrangements

Kennewick, Washington

        On January 2, 2015, the Company purchased an 80% interest in a legal entity that operates a radiation oncology facility in Kennewick, Washington, for approximately $18.9 million, comprised of approximately $17.6 million in cash and a contingent earn-out payment valued at $1.3 million. The allocation of the purchase price is to tangible assets of approximately $3.0 million, intangible assets of $2.2 million ($1.2 million in non-compete, amortized over 5 years, and $1.0 million in trade name), assumed capital leases of $0.3 million, noncontrolling interest-redeemable of $3.8 million, and goodwill of $17.8 million, which is deductible for tax purposes. The acquisition expands the Company's presence into the state of Washington.

        The earn-out is contingent upon achieving certain EBITDA targets measured over three years from the acquisition date and the potential payments range from $0 to approximately $3.4 million. The earn-out was valued using a multiple scenario probability weighted income approach that discounted future earn-out payments under the following scenarios: base case, a no earn-out case, minimum earn-out case and maximum earn-out case. Each scenario forecasted the future EBITDA of the acquired entity and calculated the anticipated earn-out paid for each year. The earn-out payments were discounted to the present value and probability weightings were applied to each scenario to determine the estimated fair value.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(9) Acquisitions and Other Arrangements (Continued)

SFRO

        On February 10, 2014, the Company purchased a 65% equity interest in SFRO for approximately $65.5 million, subject to working capital and other customary adjustments. The transaction was primarily funded with the proceeds of the Term Loan A and B Facilities as described in Note 13.

        The Company accounted for the acquisition of SFRO under ASC 805, Business Combinations. SFRO's results of operations are included in the consolidated financial statements for periods ending after February 10, 2014, the acquisition date.

        The acquisition consideration and allocation of the SFRO purchase price was as follows (in thousands):

Acquisition Consideration
Cash	$432
Term B Loan (net of original issue discount)	57,300
Seller financing note	2,000
Working capital settlement	(5,333)
Fair value of contingent earn-out	11,052

Total acquisition consideration	$65,451

Acquisition Consideration Allocation
Accounts receivable	$12,836
Other current assets	2,089
Property and equipment	20,750
Goodwill	129,804
Intangible assets—tradename (3 year life)	2,100
Intangible assets—non-compete (5 year life)	9,400
Other noncurrent assets	910
Current liabilities	(26,175)
Long-term debt	(42,021)
Other long-term liabilities	(4,317)
Noncontrolling interest—nonredeemable	(39,925)

Acquisition consideration allocation	$65,451

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

        The Company valued the non-compete agreement using the discounted cash flow method, a derivation of the income approach that evaluates the difference in the sum of SFRO's present value of cash flows from two scenarios: (1) with the non-compete in place and (2) without the non-compete in

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(9) Acquisitions and Other Arrangements (Continued)

place. The Company considered various factors in determining the non-compete value including SFRO's performance projections, probability of competition, income tax rates, and discount rates.

        The weighted-average amortization period for the acquired amortizable intangible assets at the time of the acquisition was approximately 4.8 years.

        Estimated future amortization expense for SFRO's acquired amortizable intangible assets as of the acquisition date is as follows (in thousands):

2014	$2,365
2015	2,580
2016	2,580
2017	1,938
2018	1,880
Thereafter	157

        The Company valued the noncontrolling interest-nonredeemable considering a number of factors such as SFRO's performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability.

        The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of approximately $129.8 million, representing primarily the value of expanding and strengthening the Company's network on the east coast of Florida. The goodwill is not deductible for tax purposes and is included in the Company's U.S. domestic segment.

        During the year ended December 31, 2014, the Company recorded approximately $135.6 million of net patient service revenue and reported a net loss of approximately $1.9 million in connection with the SFRO acquisition.

        On July 2, 2015, the Company purchased the remaining 35% of SFRO for approximately $44.1 million, comprised of $15.0 million in cash, $14.6 million payment-in-kind ("PIK") ("SFRO PIK Notes"), and $14.5 million in 21CI preferred stock, which was immediately converted to common stock. The SFRO PIK Notes accrue interest at 10% per annum, which will be accrued quarterly and added to the outstanding principal amount. The SFRO PIK Notes mature on June 30, 2019 and provide for accelerated principal payments along with premium payments to the sellers upon achievement of certain operational milestones.

OnCure

        In June 2013, the Company entered into a "stalking horse" investment agreement to acquire OnCure upon effectiveness of its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company funded an initial deposit of approximately $5.0 million into an escrow account subject to the working capital adjustments. During the year ended December 31, 2014, the Company received approximately $3.3 million of the escrow account pursuant to a negotiated working capital settlement.

        On October 25, 2013, the Company completed the acquisition of OnCure. The transaction was funded through a combination of cash on hand, borrowings from the Company's senior secured credit

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(9) Acquisitions and Other Arrangements (Continued)

facility and the issuance of approximately $82.5 million of Senior Secured Notes, as described in Note 13.

        As of the acquisition date, OnCure provided services to a network of 11 physician groups that treat cancer patients at its 33 radiation oncology treatment centers, making it one of the largest strategically located networks of radiation oncology service providers. OnCure's treatment centers are located in California, Florida and Indiana, where it provides the physician groups with the use of the facilities and with certain clinical services of treatment center staff, and administers the non-medical business functions of the treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management and compliance, purchasing, information systems, accounting, human resource management and physician succession planning.

        The acquisition consideration and allocation of the OnCure purchase price was as follows (in thousands):

Acquisition Consideration
Cash	$42,250
11.75% senior secured notes due January 2017	82,550

Total acquisition consideration	$124,800

Acquisition Consideration Allocation
Cash and cash equivalents	$307
Accounts receivable	10,087
Inventories	200
Deferred income taxes—asset	4,875
Other current assets	1,742
Equity investments in joint ventures	1,625
Property and equipment	22,397
Goodwill	75,228
Intangible assets—management services agreements	57,739
Other noncurrent assets	265
Accounts payable	(4,856)
Accrued expenses	(3,540)
Long-term debt	(2,090)
Other long-term liabilities	(5,828)
Deferred income taxes—liability	(32,052)
Noncontrolling interest—nonredeemable	(1,299)

Acquisition consideration allocation	$124,800

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

December 31, 2015

(9) Acquisitions and Other Arrangements (Continued)

        The weighted-average amortization period for the acquired amortizable intangible assets at the time of the acquisition was approximately 11.6 years. Total amortization expense recognized for these acquired amortizable intangible assets totaled approximately $0.9 million for the year ended December 31, 2013.

        Estimated future amortization expense for OnCure's acquired management services agreements as of December 31, 2013 is as follows (in thousands):

2014	$5,563
2015	5,563
2016	5,464
2017	5,464
2018	5,195
Thereafter	29,564

        The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill of approximately $75.2 million, representing primarily the value of estimated cost savings and synergies expected from the transaction. The goodwill is not deductible for tax purposes and is included in the Company's U.S. domestic segment. During the year ended December 31, 2014, the Company finalized its valuation of assets acquired. The final valuation, combined with the receipt of escrow funds resulted in a decrease in accounts receivable of approximately $2.4 million, an increase in property and equipment of $0.3 million, a decrease in goodwill of $0.4 million, an increase in current liabilities of $0.3 million, and an increase in deferred tax liabilities of $0.4 million.

        During the year ended December 31, 2013, the Company recorded approximately $14.6 million of net patient service revenue and reported a net loss of approximately $0.3 million in connection with the OnCure acquisition.

SFRO and OnCure Pro Forma Information

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

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(9) Acquisitions and Other Arrangements (Continued)

Specialists in Urology

        On May 25, 2013, the Company acquired the assets of 5 radiation oncology practices and a urology group located in Lee/Collier counties in Southwest Florida for approximately $19.8 million, comprised of approximately $17.7 million in cash and a seller financing note of approximately $2.1 million. The acquisition of the 5 radiation treatment centers and the urology group further expands the Company's presence in the Southwest Florida market and builds on its integrated cancer care model. The allocation of the purchase price is to tangible assets of approximately $10.4 million, intangible assets including non-compete agreements of $1.9 million amortized over five years, current liabilities of $0.2 million, assumed capital lease obligations of approximately $8.7 million and goodwill of $16.4 million, all of which is deductible for tax purposes.

International

        On August 1, 2015, the Company purchased a controlling 50.7% interest in a radiation oncology facility in Medellin, Colombia for approximately $0.8 million in cash. The allocation of the purchase price is to tangible assets of approximately $2.5 million, intangible assets of $0.7 million, goodwill of $0.2 million, total liabilities of approximately $1.0 million and noncontrolling interest of $1.6 million. The Company valued the noncontrolling interest considering a number of factors such as performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability.

        On March 26, 2014, the Company purchased a 75% interest in a legal entity that operates a radiation oncology facility in Villa Maria, Argentina for approximately $0.5 million in cash. The allocation of the purchase price is to tangible assets of approximately $0.5 million, intangible assets of $0.2 million, goodwill of $0.5 million, noncontrolling interest-non redeemable of approximately $0.2 million and total liabilities of approximately $0.5 million. The Company valued the noncontrolling interest considering a number of factors such as performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability.

        On January 15, 2014, the Company purchased 69% interest in a legal entity that operates a radiation oncology facility in Guatemala City, Guatemala for approximately $0.9 million in cash. This facility is strategically located in Guatemala City's medical corridor. The allocation of the purchase price is to tangible assets of approximately $2.8 million, intangible assets of $0.6 million ($0.2 million in hospital contracts, $0.3 million in trade name and $0.1 million in non-compete), goodwill of $1.3 million, assumption of $3.1 million in debt, noncontrolling interest-non redeemable of $0.5 million and deferred tax liabilities of $0.2 million. The Company valued the noncontrolling interest considering a number of factors such as performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability.

        In July 2013, the Company purchased a legal entity, which operates a radiation treatment center in Tijuana, Mexico for approximately $1.6 million in cash. The acquisition of this operating treatment center expands the Company's international presence.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(9) Acquisitions and Other Arrangements (Continued)

Other acquisitions and other arrangements

        On December 14, 2015, the Company acquired the assets of a radiation oncology practice it already manages located in Miami, Florida for approximately $6.6 million comprised of approximately $1.1 million in cash and a $5.5 million seller financing note. The preliminary allocation of the purchase price is to tangible assets of approximately $3.5 million, non-compete agreement of $0.1 million, goodwill of $5.5 million and assumed capital lease obligation of $2.5 million. Given the date of the acquisition, the Company has not completed it valuation of acquired assets and assumed liabilities.

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

        On January 6, 2015, the Company acquired the assets of a radiation oncology practice located in Warwick, Rhode Island for approximately $8.0 million in cash. The allocation of the purchase price is to tangible assets of approximately $0.6 million, intangible assets of $0.9 million ($0.2 million in non-compete, amortized over 5 years, and $0.7 million in an indefinite-lived certificate of need), and goodwill of $6.5 million, which is deductible for tax purposes. The acquisition further expands the Company's presence in Rhode Island.

        During 2015, the Company acquired the assets of a radiation oncology practice and an ICC physician practice located in Florida for approximately $0.7 million. The allocation of the purchase price is to tangible assets of approximately $0.2 million, current liabilities of $0.2 million and goodwill of $0.7 million.

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

        On May 5, 2014, the Company purchased the remaining 50% interest it did not already own in an unconsolidated joint venture which operates a freestanding radiation treatment center in Lauderdale Lakes, Florida for approximately $0.5 million. The allocation of the purchase price is to tangible assets of approximately $0.3 million, accounts receivable of $0.4 million, goodwill of $0.2 million and previously held equity interest of $0.4 million.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(9) Acquisitions and Other Arrangements (Continued)

        On April 21, 2014, the Company acquired the assets of a radiation oncology practice located in Boca Raton, Florida for approximately $0.4 million in cash. The acquisition of the radiation oncology practice further expands the Company's presence in the Broward County market. The allocation of the purchase price is to tangible assets of approximately $3.0 million and non-compete of $0.1 million, and the assumption of $2.7 million in debt.

        On January 13, 2014, the Company purchased the membership interest in Quantum Care, LLC for approximately $1.9 million. The purchase of Quantum Care, LLC allows the Company to provide a comprehensive suite of cancer management solutions to insurers, providers, employers and other entities that are financially responsible for the health of defined populations. The allocation of the purchase price is to tangible assets of approximately $1.4 million, intangible assets of $0.1 million, goodwill of $0.6 million and current liabilities of $0.2 million.

        During 2014, the Company acquired the assets of several physician practices in Florida for approximately $0.4 million. The physician practices provide synergistic clinical services and an ICC service to its patients in the respective markets in which the Company provides radiation therapy treatment services. The purchase price was allocated, in total, to tangible assets.

        On October 30, 2013, the Company acquired the assets of a radiation oncology practice located in Roanoke Rapids, North Carolina for approximately $2.2 million. The acquisition of the radiation oncology practice further expands the Company's presence in the Eastern North Carolina market. The allocation of the purchase price is to tangible assets of approximately $0.3 million, a certificate of need of $0.3 million, and goodwill of $1.6 million.

        In July 2013, the Company purchased the remaining 38.0% interest in a joint venture radiation facility, located in Woonsocket, Rhode Island, from a hospital partner, for approximately $1.5 million.

        In June 2013, the Company sold its 45% interest in an unconsolidated entity which operated a radiation treatment center in Providence, Rhode Island for approximately $1.5 million.

        In June 2013, the Company contributed its Casa Grande, Arizona radiation physician practice, ICC practice and approximately $5.2 million to purchase a 55.0% interest in a joint venture which included an additional radiation physician practice and an expansion of an integrated cancer care model that includes medical oncology, urology and dermatology. The allocation of the purchase price was to tangible assets of approximately $2.2 million, intangible assets including a tradename of $1.8 million, non-compete agreements of $0.4 million amortized over 7 years, goodwill of $5.1 million and noncontrolling interest-redeemable of $4.2 million. For purposes of valuing the noncontrolling interest-redeemable, the Company considered a number of factors such as the joint venture's performance projections, cost of capital, and consideration ascribed to applicable discounts for lack of control and marketability.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(9) Acquisitions and Other Arrangements (Continued)

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

	Years Ended December 31,
(in thousands):	2015	2014	2013
Fair value of net assets acquired, excluding cash:
Accounts receivable, net	$488	$11,267	$12,497
Inventories	—	45	394
Other current assets	300	2,054	1,896
Deferred tax assets	412	7	4,907
Other noncurrent assets	9	934	1,892
Property and equipment	8,467	28,796	35,615
Intangible assets	3,864	12,468	62,706
Goodwill	30,660	132,300	99,721
Current liabilities	(707)	(27,729)	(8,320)
Long-term debt	(2,731)	(47,365)	(10,903)
Deferred tax liabilities	(437)	(702)	(31,656)
Other noncurrent liabilities	—	(4,367)	(5,828)
Previously held equity investment	—	(400)	—
Noncontrolling interest	(5,366)	(40,541)	(5,534)

	$34,959	$66,767	$157,387

        The Company incurred approximately $3.7 million, $10.0 million and $12.6 million of diligence costs relating to acquisitions of physician practices for the years ended December 31, 2015, 2014 and 2013, respectively. These costs are expensed as incurred.

(10) Other Income and Loss

Electronic Health Records Incentive Income

        The American Recovery and Reinvestment Act (Recovery Act) of 2009 provides for incentive payments for Medicare eligible professionals who are meaningful users of certified Electronic Health Record ("EHR") technology. The Company accounts for EHR incentive payments utilizing the gain contingency model. Pursuant to the gain contingency model, the Company recognizes EHR incentive payments when the specified meaningful use criteria have been satisfied, as all contingencies in estimating the amount of the incentive payments to be received are resolved.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(10) Other Income and Loss (Continued)

        During the year ended December 31, 2015, management determined that certain electronic healthcare incentive payments were inaccurately submitted to Medicare. The Company recorded an adjustment to correct the electronic health records incentive payments and associated accounts receivable balance for each of the respective years 2012 - 2014 resulting in a cumulative amount due to Medicare of approximately $6.6 million recorded in accrued expenses in the consolidated balance sheets.

        As a result of not properly attesting to meaningful use for the 2015 annual period, the Company has accrued approximately $3.5 million in estimated payment adjustments based on 1% of Medicare revenue in 2015. The payment adjustment increases to 2% in 2016 and 1% each subsequent year to a maximum of 5%. In April 2016, the Company refunded Medicare approximately $5.7 million of EHR incentive payments received and the payment adjustment on 2015 Medicare revenue. In July 2016, the Company refunded Medicare an additional $3.1 million of EHR incentive payments received.

BP Claims Settlement

        During the year ended December 31, 2015, the Company received approximately $7.5 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill that occurred in 2010 which is recorded in the gain on BP settlement caption of the consolidated statements of operations and comprehensive loss.

Gain on Insurance Recoveries

        The Company experienced significant fire related damage to one of its North Carolina treatment centers during 2011, requiring the Company to temporarily close the center. During the year ended December 31, 2015, the Company received approximately $1.7 million of insurance recoveries related to this matter which is recorded in the gain on insurance recoveries caption of the consolidated statements of operations and comprehensive loss.

Impairment Loss

        In addition to the goodwill impairment losses noted in Note 8, the Company recorded an impairment loss of approximately $1.2 million during the third quarter of 2014 relative to the Company's write-off of its 33.6% investment interest in a development stage proton therapy center located in New York ("NY Proton"). As a result of NY Proton's continued operating losses since its inception in 2010 and the Company's liquidity issues experienced during the quarter ended June 30, 2014, the Company provided notice to the consortium that it may not be able to provide the full commitment of approximately $10.0 million to this project. Pursuant to the Subscription Agreement entered into with CPPIB on September 26, 2014, as described in Note 15, the Company was required to use commercially reasonable efforts to transfer and sell its ownership interest to the consortium or to a third party and transfer the general manager role and any future management services fees to the consortium or a third party. On July 15, 2015, the Company transitioned its ownership interest in NY Proton to a third party. The impairment charge is included in the impairment loss caption of the consolidated statements of operations and comprehensive loss.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(10) Other Income and Loss (Continued)

Early Extinguishment of Debt

        The Company incurred a loss of approximately $37.4 million from the early extinguishment of debt as a result of the notes offering in April 2015. The Company paid approximately $24.9 million in premium payments for the early retirement of its $350.0 million senior secured second lien notes and $380.1 million senior subordinated notes, along with the tender offer premium payments on the $75.0 million senior secured notes. As a result of the notes offering, the Company wrote-off approximately $3.1 million in original issue discount and $9.4 million in deferred financing costs.

        During the third quarter of 2014, the Company incurred a loss of approximately $8.6 million from the early extinguishment of debt as a result of the prepayment of the Term Loan A and B Facilities, MDLLC Credit and Guaranty Agreement, Purchase Money Note Purchase Agreement (each as defined in Note 13), and certain capital leases, which included the write-off of $2.0 million in deferred financing costs, $2.7 million in original issue discount costs, and $3.8 million in prepayment penalties, including $0.3 million paid to Theriac Management Investments, LLC ("Theriac") (a related party real estate entity owned by certain of the Company's directors and officers) pursuant to the Purchase Money Note Purchase Agreement. The early extinguishment of debt charges are included in the early extinguishment of debt caption of the consolidated statements of operations and comprehensive loss.

Loss on Sale-Leaseback Transaction

        In March 2014, the Company entered into a sale-leaseback transaction of medical equipment with a financial institution. Proceeds from the sale were approximately $5.7 million. The Company recorded a loss on the sale-leaseback transaction of approximately $0.1 million.

        In December 2013, the Company entered into a sale-leaseback transaction for medical equipment with two financial institutions. Proceeds from the sale were approximately $18.4 million. The Company recorded a loss on the sale-leaseback transaction of approximately $0.3 million. These losses are included in the loss on sale-leaseback transaction caption of the consolidated statements of operations and comprehensive loss.

Fair Value Adjustment of Earn-Out Liabilities

        As discussed in Note 9, the Company structured the Kennewick, Washington, SFRO and OnCure acquisitions with contingent consideration. These contingent earn-out arrangements are dependent on each acquiree achieving certain earnings before interest, taxes, depreciation and amortization targets. The Company records the earn-out liabilities at fair value as of the acquisition date and assesses fair value at each reporting date. Changes in the fair value of earn-out liabilities are recorded in the fair value adjustment of earn-out liabilities caption in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2015, 2014, and 2013, the Company recorded a gain of $1.8 million, expenses of $1.6 million and $0.1 million, respectively, related to changes in the fair value of earn-out liabilities.

Gain on the Sale of an Interest in a Joint Venture

        In June 2013, the Company sold its 45% interest in an unconsolidated joint venture for approximately $1.5 million. The joint venture operated a radiation treatment center in Providence,

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(10) Other Income and Loss (Continued)

Rhode Island in partnership with a hospital to provide stereotactic radio-surgery through the use of a cyberknife. A respective gain on the sale of $1.5 million is included in the gain on the sale of an interest in a joint venture caption of the consolidated statements of operations and comprehensive loss.

(11) Income Taxes

        Significant components of income tax expense are as follows:

	Years Ended December 31,
(in thousands):	2015	2014	2013
Current (benefit) expense:
Federal	$—	$(1,264)	$—
State	393	(687)	356
Foreign	9,109	5,824	4,697
Deferred expense (benefit):
Federal	174	(1,238)	(22,525)
State	(184)	100	(4,229)
Foreign	162	(416)	(1,367)

Total income tax expense (benefit)	$9,654	$2,319	$(23,068)

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income before income taxes is as follows:

	Years Ended December 31,
(in thousands):	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.1	(0.1)	3.7
Effects of rates different than statutory	0.1	—	(0.5)
Nondeductible charge for stock-based compensation	—	—	(0.2)
Nondeductible charge for lobbying and political donations	(1.5)	(0.1)	(0.6)
Goodwill impairment	—	(14.2)	—
Income from noncontrolling interests	—	0.3	0.2
Valuation allowance increase	(34.8)	(21.2)	(14.9)
Federal and state adjustments	(2.2)	(0.2)	(1.0)
Embedded derivative	5.0	—	—
Uncertain tax positions	(0.2)	0.5	(0.2)
Management fee	1.8	—	—
Penalties	(11.2)	—	—
Other permanent items	(0.3)	(0.7)	(0.3)

Total effective income tax rate	(8.2)%	(0.7)%	21.2%

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(11) Income Taxes (Continued)

        The Company provides for income taxes using the liability method in accordance with ASC 740, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2015 and 2014:

(in thousands):	December 31, 2015	December 31, 2014
Deferred income tax assets:
Provision for doubtful accounts	$13,984	$11,205
State net operating loss carryforwards	20,625	16,507
Federal net operating loss carryforwards	158,718	118,658
Deferred rent liability	6,543	5,979
Intangible assets—U.S. Domestic	11,495	23,660
Management fee receivable allowance	14,022	11,613
Merger costs and debt financing costs	687	1,305
Contingencies	9,402	—
Partnership interests	—	1,086
Other	14,962	15,595

Gross deferred income tax assets	250,438	205,608
Valuation allowance	(227,052)	(181,700)

Net deferred income tax assets	23,386	23,908

Deferred income tax liabilities:
Property and equipment	(20,233)	(22,320)
Intangible assets—Foreign	(2,788)	(3,544)
Prepaid expense	(769)	(873)
Partnership interests	(949)	—
Other	(646)	(234)

Total deferred tax liabilities	(25,385)	(26,971)

Net deferred income tax liabilities	$(1,999)	$(3,063)

        ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the year ended December 31, 2013, the Company determined that the valuation allowance should be $96.9 million, consisting of $86.9 million against federal deferred tax assets and $10.0 million against state deferred tax assets. This represented an increase of $14.3 million in valuation allowance. For the year ended December 31, 2014, the Company determined that the valuation allowance should be $181.7 million, consisting of $161.2 million against federal deferred tax assets and $20.5 million against state deferred tax assets. This represented an increase of $84.8 million in valuation allowance. For the year ended December 31, 2015, the Company determined that the valuation allowance should be $227.1 million,

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(11) Income Taxes (Continued)

consisting of $201.9 million against federal deferred tax assets and $25.2 million against state deferred tax assets. This represents an increase of $45.4 million in valuation allowance.

Description:	Beginning Balance	Tax Expense	Other Comprehensive Income	Ending Balance
Fiscal Year 2013	$(82.6)	$(14.3)	$—	$(96.9)
Fiscal Year 2014	(96.9)	(84.8)	—	(181.7)
Fiscal Year 2015	(181.7)	(45.4)	—	(227.1)

        The Company has federal net operating loss carryforwards that begin to expire in 2028 available to offset future taxable income of approximately $446.8 million and $336.2 million at December 31, 2015 and 2014, respectively.

        The Company has state net operating loss carryforwards, primarily in Florida and Kentucky, that begin to expire in years 2016 through 2036 available to offset future taxable income of approximately $562.3 million, and $447.1 million as of December 31, 2015 and 2014, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

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

        Since its adoption for uncertainty in income taxes pursuant to ASC 740, Income Taxes, the Company has recognized interest and penalties accrued related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2015, the Company recognized an expense of approximately $0.2 million in interest and penalties related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2014, the Company recognized a benefit of approximately $1.6 million in interest and penalties related to unrecognized tax exposures in income tax expense. During the year ended December 31, 2013, the Company accrued approximately $0.2 million in interest and penalties related to unrecognized tax exposures in income tax expense. The Company made payments of accrued interest and penalty during the year ended December 31, 2014 of approximately $0.9 million. The Company did not make any payments of interest and penalties accrued during the years ended December 31, 2013 or 2015.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(11) Income Taxes (Continued)

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is a follows (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Gross unrecognized tax benefits at January 1	$645	$1,046	$854
Gross increases—tax positions in current period	63	222	196
Lapse of statute of limitations and settlements	(34)	(623)	(4)

Gross unrecognized tax benefits at December 31	$674	$645	$1,046

        The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.5 million and $0.4 million at December 31, 2015 and 2014, respectively.

        The Company is subject to taxation in the United States, approximately 24 state jurisdictions, the Netherlands, and throughout Latin America, namely, Argentina, Bolivia, Brazil, Chile, Colombia, Costa Rica, the Dominican Republic, El Salvador, Guatemala and Mexico. However, the principal jurisdictions for which the Company is subject to tax are the United States, Florida and Argentina.

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

        The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. The aggregate undistributed earnings of the Company's foreign subsidiaries for which no deferred tax liability has been recorded is approximately $1.3 million. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

        The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company's provision for income taxes. To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected. In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2011 through 2014 are subject to examination. During 2014, the Company reached a favorable settlement with the US Internal Revenue Service related to the interest and penalty issues in tax years 2007 and 2008 and various U.S. state and local and foreign jurisdictions related to tax years 2005 through 2012. As a result, the Company released $3.2 million of previously recorded reserves.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(11) Income Taxes (Continued)

During 2015, the statutes expired on the remaining foreign issues and the Company released $0.1 million of previously recorded reserves. No income tax audits were initiated during 2015.

(12) Accrued Expenses

        Accrued expenses consist of the following:

(in thousands):	December 31, 2015	December 31, 2014
Accrued payroll and payroll related deductions and taxes	$19,051	$23,630
Accrued compensation arrangements	30,010	30,867
Accrued interest	7,359	16,229
Accrued Medicare investigative matters	34,694	5,143
Accrued other	20,539	12,735

Total accrued expenses	$111,653	$88,604

(13) Long-Term Debt

        The Company's long-term debt consists of the following (in thousands):

	December 31, 2015	December 31, 2014
$125.0 million Senior Secured Credit Facility—(2015 Revolving Credit Facility)	$60,000	$—
$610.0 million Senior Secured Credit Facility—(2015 Term Facility) (net of unamortized debt discount of $5,498 at December 31, 2015)	601,452	—
$360.0 million Senior Notes	360,000	—
$90.0 million Term Facility (net of unamortized debt discount of $1,296 at December 31, 2014)	—	88,704
$380.1 million Senior Subordinated Notes due 2017 (net of unamortized debt discount of $1,643 at December 31, 2014)	—	378,407
$350.0 million Senior Secured Second Lien Notes due 2017 (net of unamortized debt discount of $725 at December 31, 2014)	—	349,275
$75.0 million Senior Secured Notes due 2017	443	75,000
Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 19.1%, due at various maturity dates through March 2022	49,854	66,552
SFRO PIK Notes (net of unamortized debt discount of $384 and embedded derivative of $2,876 at December 31, 2015)	12,497	—
Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 8.0% to 19.5%, due at various maturity dates through April 2021	13,247	9,183

	1,097,493	967,121
Less current portion	(1,048,260)	(26,350)

	$49,233	$940,771

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(13) Long-Term Debt (Continued)

        In 2015 all of our senior credit facility and senior notes have been classified as current liabilities due to the non-compliance of certain covenants of these loan agreements as it pertains to the timely reporting of annual and quarterly financial information, the resolution of which is contingent upon the generation of specific net cash proceeds to be received within certain time periods.

        Original maturities under the obligations described above assuming no acceleration as of December 31, 2015 are as follows (in thousands):

2016	$32,908
2017	27,219
2018	13,410
2019	32,194
2020	70,068
Thereafter	936,956

1,112,755
Less unamortized debt discount	(5,882)
Less unaccreted paid in kind	(6,504)
Less embedded derivative	(2,876)

$1,097,493

Senior Secured Credit Facility

        On April 30, 2015, 21C entered into a Credit Agreement (the "2015 Credit Agreement") among 21C, as borrower, the Company, Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the "2015 Administrative Agent"), collateral agent, issuing bank and swingline lender, the other agents party thereto and the lenders party thereto.

        The credit facilities provided under the 2015 Credit Agreement consist of a revolving credit facility providing for up to $125 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the "2015 Revolving Credit Facility") and an initial term loan facility providing for $610 million of term loan commitments (the "2015 Term Facility" and together with the 2015 Revolving Credit Facility, the "2015 Credit Facilities"). 21C may (i) increase the aggregate amount of revolving loans by an amount not to exceed $25 million in the aggregate and (ii) subject to a consolidated secured leverage ratio test, increase the aggregate amount of the term loans or the revolving loans by an unlimited amount or issue pari passu or junior secured loans or notes or unsecured loans or notes in an unlimited amount. The 2015 Revolving Credit Facility matures April 30, 2020 and the 2015 Term Facility matures April 30, 2022.

        Borrowings pursuant to the 2015 Credit Agreement are secured on a first priority basis by a perfected security interest in substantially all of the Company's assets.

        Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

          (a)   for loans which are Eurodollar loans, including LIBOR loans for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(13) Long-Term Debt (Continued)

  equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin of 5.5%, based upon a total leverage pricing grid; and

          (b)   for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent's prime lending rate on such day, which was 3.50% as of December 31, 2015, (B) the federal funds effective rate at such time plus 1/2 of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin of 4.5%, based upon a total leverage pricing grid.

        21C will pay certain recurring fees with respect to the 2015 Revolving Credit Facility, including (i) fees on the unused commitments of the lenders under the 2015 Revolving Credit Facility, (ii) letter of credit fees on the aggregate face amounts of outstanding letters of credit and (iii) administration fees.

        Loans under the 2015 Term Facility are subject to the following interest rates:

          (a)   for loans which are Eurodollar loans, including London Interbank Offered Rate ("LIBOR") for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), provided that such percentage shall be deemed to be not less than 1.00%, plus (iii) an applicable margin of 5.50%; and

          (b)   for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent's prime lending rate on such day, (B) the federal funds effective rate at such time plus 1/2 of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, provided that such percentage shall be deemed to be not less than 2.00%, plus (ii) an applicable margin of 4.50%.

        The 2015 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Senior Notes; change the nature of the business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C's subsidiaries to make distributions, advances and asset transfers. In addition, under the 2015 Credit Facilities, 21C is

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(13) Long-Term Debt (Continued)

required to comply with a first lien leverage ratio of 7.50 to 1.00 until March 30, 2018, stepping down to 6.25 to 1.00 thereafter. The first lien leverage ratio is as follows as of December 31, 2015:

	Requirement at December 31, 2015	Level at December 31, 2015
Maximum permitted first lien leverage ratio	< 7.50 to 1.00	6.41 to 1.00

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

        On June 10, 2016, the Company entered into an amendment and waiver ("Amendment No. 1") to the 2015 Credit Agreement, which waived through July 31, 2016 any default or event of default under the 2015 Credit Agreement for failure to timely provide the audited annual financial statements and related reports and certificates for the year ended December 31, 2015 and quarterly financial statements and related reports and certificates for the quarter ended March 31, 2016 (the "Specified Deliverables").

        Additionally, Amendment No. 1 waived any cross-default that may have arisen under the 2015 Credit Agreement prior to or on July 31, 2016 as a result of a default or event of default under the indenture governing the Senior Notes, which occurred as a result of the Company's failure to timely deliver to the trustee under the indenture governing the Senior Notes its annual report on Form 10-K for the year ended December 31, 2015 (the "Delayed 10-K") and its quarterly report on Form 10-Q for the quarter ended March 31, 2016 (the "Delayed 10-Q").

        Amendment No. 1 also amends the interest rates applicable to the loans under the 2015 Credit Agreement. Loans under the term loan credit facility, as amended, are subject to the following interest rates: (a) for loans which are Eurodollar loans, 6.00% per annum; and (b) for loans which are ABR loans, 5.00% per annum. Loans under the 2015 Revolving Credit Facility, with respect to the Eurodollar loans or the ABR loans, as applicable, are determined on the basis of a pricing grid tied to 21C's consolidated leverage ratio. Amendment No. 1 further provides that the interest rate applicable to the loans under the Credit Agreement increases in each case by 0.125% per annum as of July 1, 2016 in the event that 21C did not deliver the Specified Deliverables to the Administrative Agent by June 30, 2016.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(13) Long-Term Debt (Continued)

        On August 15, 2016, the Company entered into an amendment and waiver ("Amendment No. 2") to the 2015 Credit Agreement.

        Amendment No. 2 provides for a limited waiver:

          (1)   through September 10, 2016, in respect of (a) any default or event of default under the 2015 Credit Agreement resulting from failure to provide audited annual financial statements and related reports and certificates for the year ended December 31, 2015 without a "going concern" or like qualification as and when required pursuant to the 2015 Credit Agreement and (b) any cross-default that may arise under the 2015 Credit Agreement as a result of a default or event of default under the Senior Notes Indenture, which occurs as a result of the Company's failure to timely furnish to the Trustee and holders of the Senior Notes (each as defined below) or file with the SEC the financial information required in the Delayed 10-K; and

          (2)   through September 30, 2016, in respect of (a) any default or event of default under the 2015 Credit Agreement resulting from failure to timely provide quarterly financial statements and related reports and certificates for the quarters ended March 31, 2016 and June 30, 2016 and (b) any cross-default that may arise under the 2015 Credit Agreement as a result of a default or event of default under the Senior Notes Indenture which occurs as a result of the Company's failure to timely furnish to the Trustee and holders of the Senior Notes or file with the SEC the financial information required in the Delayed 10-Q and the quarterly report on Form 10-Q for the quarter ended June 30, 2016 (together, the "Quarterly SEC Reports").

        In addition, Amendment No. 2 requires 21C to receive:

          (1)   no later than September 10, 2016, net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments in an aggregate amount of at least $25.0 million;

          (2)   no later than November 30, 2016, additional net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least $25.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event, the total amount is not less than $50.0 million); and

          (3)   no later than March 31, 2017, additional net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least the lesser of (A) $75.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event and the Second Capital Event, the total amount is not less than $125.0 million), and (B) an amount such that, after giving effect to such issuance or sale of capital stock or other equity investments and/or sales of assets, 21C's cash and cash equivalents plus unused revolving loan commitments equals at least $120.0 million and 21C's consolidated leverage ratio is not greater than 6.4 to 1.00.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(13) Long-Term Debt (Continued)

        Notwithstanding any qualification provided for in the above described Capital Events, Amendment No. 2 requires that 21C receive, on or prior to March 31, 2017, at least $50.0 million of net cash proceeds from the issuance or sale of 21C's capital stock or from other equity investments.

        Amendment No. 2 provides for a new minimum liquidity covenant pursuant to which 21C must maintain at least $40.0 million of liquidity after the completion of the First Capital Event, which will be tested monthly prior to the completion of the Third Capital Event and quarterly thereafter.

        Amendment No. 2 also amends certain existing covenants (and definitions related thereto) in the 2015 Credit Agreement and provides for additional restrictions regarding the ability of 21C and certain of its subsidiaries to incur additional debt, make restricted payments and make investments. These covenants are subject to a number of important limitations and exceptions.

Senior Notes

        On April 30, 2015, 21C completed an offering of $360.0 million aggregate principal amount of 11.00% senior notes due 2023 at an issue price of 100.00% (the "Senior Notes"). The Senior Notes are senior unsecured obligations of 21C and are guaranteed on an unsecured senior basis by the Company and each of 21C's existing and future direct and indirect domestic subsidiaries that is a guarantor (the "Guarantors") under the 2015 Credit Facilities.

        The Senior Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

        21C used the net proceeds from the offering, together with cash on hand and borrowings under the 2015 Credit Facilities, to repay its $90.0 million Term Facility, to redeem its 9 7/8% Senior Subordinated Notes due 2017 and its 8 7/8% Senior Secured Second Lien Notes due 2017, to repurchase a portion of the 11 3/4% Senior Secured Notes due 2017 issued by OnCure, to pay related fees and expenses and for general corporate purposes. The Company incurred approximately $26.5 million in transaction fees and expenses, including legal, accounting, and other fees associated with the offering. These fees and expenses were recorded as deferred financing costs and included in other long-term assets on the consolidated balance sheets.

        The Senior Notes were issued pursuant to an indenture, dated April 30, 2015 (the "Senior Notes Indenture"), among 21C, the Guarantors and Wilmington Trust, National Association, as trustee, governing the Notes.

        Interest is payable on the Senior Notes on each May 1 and November 1, commencing November 1, 2015. 21C may redeem some or all of the Senior Notes at any time prior to May 1, 2018 at a price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest to the redemption date, if any, and an applicable make-whole premium. On or after May 1, 2018, 21C may redeem some or all of the Senior Notes at redemption prices set forth in the Senior Notes Indenture. In addition, at any time prior to May 1, 2018, 21C may redeem up to 35% of the aggregate principal amount of the Senior Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(13) Long-Term Debt (Continued)

        The Senior Notes Indenture contains covenants that, among other things, restrict the ability of 21C and certain of its subsidiaries to: incur additional debt or issue preferred shares; pay dividends on or make distributions in respect of their equity interest or make other restricted payments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. In addition, in certain circumstances, if 21C sells assets or experiences certain changes of control, it must offer to purchase the Senior Notes.

        On July 25, 2016, the Company entered into the second supplemental indenture to the Senior Notes Indenture (the "Second Supplemental Indenture"), providing for a limited waiver through July 31, 2016 of certain defaults or events of default under the Senior Notes Indenture for failure to timely furnish to the trustee and holders of the Senior Notes or file with the SEC the Delayed 10-K or Delayed 10-Q. As consideration for the foregoing, 21C paid to all holders of the Senior Notes an amount representing additional interest on the Senior Notes equal to $2.30 per $1,000 principal amount of the Senior Notes. 21C also paid certain fees and expenses of the advisors to certain holders of the Senior Notes incurred in connection with the Second Supplemental Indenture.

        On August 16, 2016, 21C received the requisite consents from the holders of a majority of the aggregate principal amount of the Senior Notes outstanding to enter into a third supplemental indenture (the "Third Supplemental Indenture") to the Senior Notes Indenture.

        The Third Supplemental Indenture provides for a limited waiver:

          (1)   through September 10, 2016, in respect of certain defaults or events of default under the Senior Notes Indenture resulting from failure to timely furnish to the Trustee and holders of the Senior Notes or file with the SEC the Delayed 10-K; and

          (2)   through September 30, 2016, in respect of certain defaults or events of default under the Senior Notes Indenture resulting from failure to timely furnish to the Trustee and holders of the Senior Notes or file with the SEC the Quarterly SEC Reports.

        The Third Supplemental Indenture requires 21C to complete each Capital Event as described above and in the same time frame described above.

        The Third Supplemental Indenture provides for a new minimum liquidity covenant pursuant to which 21C must maintain at least $40.0 million of liquidity after the completion of the First Capital Event, which will be tested monthly prior to the completion of the Third Capital Event and quarterly thereafter.

        The Third Supplemental Indenture also amends certain existing covenants (and definitions related thereto) in the Senior Notes Indenture and provides for additional restrictions regarding the ability of 21C and certain of its subsidiaries to incur additional debt and pay dividends on or make distributions in respect of their equity interests or make other restricted payments. These covenants are subject to a number of important limitations and exceptions.

        Pursuant to the Third Supplemental Indenture, in addition to any cash interest provided for in the Senior Notes Indenture, during the period starting on August 1, 2016 through August 31, 2016, holders

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(13) Long-Term Debt (Continued)

of the Senior Notes will be entitled to PIK interest at a rate of 0.75% per annum, which rate will increase by an additional 0.75% per annum on the first day of each subsequent month, commencing on September 1, 2016. PIK interest will be paid monthly on the first day of each month, starting on September 1, 2016. PIK interest will stop accruing on the date of completion of the Third Capital Event, and the last PIK interest payment will be made on the first day of the month following such date.

        The Third Supplemental Indenture also provides that the holders of a majority of the aggregate principal amount of the Senior Notes outstanding shall have the right to designate one non-voting board observer to attend meetings of the Board of Directors of each of the Company and 21C until the date of completion of the Third Capital Event.

Term Facility

        On May 10, 2012, 21C entered into a credit agreement that provided for a $90 million term loan facility (the "Term Facility") due October 2016.

        Loans under the Term Facility were subject to the following interest rates:

          (a)   for loans which are Eurodollar loans, for any interest period, at a rate per annum equal to (i) a floating index rate per annum equal to (A) the rate per annum determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period appearing on Reuters Screen LIBOR01 Page as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (B) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D) (provided that solely with respect to loans under the Term Facility, such floating index rate shall not be less than 1.00% per annum), plus (ii) an applicable margin equal to 6.50% per annum and

          (b)   for loans which are base rate loans, at a rate per annum equal to (i) a floating index rate per annum equal to the greatest of (A) the administrative agent's prime lending rate at such time, (B) the overnight federal funds rate at such time plus 1/2 of 1%, and (C) the Eurodollar Rate for a Eurodollar loan with a one-month interest period commencing on such day plus 1.00% (provided that solely with respect to loans under the Term Facility, such floating index rate shall not be less than 2.00% per annum), plus (ii) an applicable margin equal to 5.50% per annum.

        On April 15, 2014, the Company obtained a waiver of borrowing conditions due to a default of not providing audited financial statements for the year ended December 31, 2013 within 90 days after year end. The Company paid the administrative agent for the account of the Term Facility lenders a fee equal to 0.125% of such lender's aggregate commitments, recorded in the interest expense, net caption in the consolidated statements of operations and comprehensive loss. The Term Facility provided for a 30 day cure period for the filing of the audited annual financial statements. The default was cured with the provision of the audited financial statements to the administrative agent on April 30, 2014.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(13) Long-Term Debt (Continued)

Senior Subordinated Notes

        On April 20, 2010, the Company issued $310.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2017 ("Senior Subordinated Notes due 2017") and repaid the existing $175.0 million in aggregate principal amount 13.5% senior subordinated notes due 2015, including accrued and unpaid interest and a call premium of approximately $5.3 million. The remaining proceeds were used to pay down $74.8 million of the Term Loan B and $10.0 million of the Revolver. A portion of the proceeds was placed in a restricted account pending application to finance certain acquisitions, including the acquisitions of a radiation treatment center and physician practices in South Carolina consummated on May 3, 2010. The Company incurred approximately $11.9 million in transaction fees and expenses, including legal, accounting and other fees and expenses associated with the offering, and the initial purchasers' discount of $1.9 million.

        In March 2011, 21C, a wholly owned subsidiary of Parent, issued to DDJ Capital Management, LLC, $50 million in aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2017. The proceeds of $48.5 million were used (i) to fund the Company's acquisition of all of the outstanding membership units of MDLLC and substantially all of the interests of MDLLC's affiliated companies (the "MDLLC Acquisition"), not then controlled by the Company and (ii) to fund transaction costs associated with the MDLLC Acquisition. An additional $16.25 million in Senior Subordinated Notes due 2017 were issued to the seller in the transaction. In August 2013, the Company issued an additional $3.8 million of Senior Subordinated Notes due 2017 to the seller as a component of the MDLLC earn-out amount.

        Interest was payable on the Senior Subordinated Notes due 2017 on each April 15 and October 15.

Senior Secured Second Lien Notes

        On May 10, 2012, the Company issued $350.0 million in aggregate principal amount of 8 7/8% Senior Secured Second Lien Notes due 2017 (the "Senior Secured Second Lien Notes").

        The Senior Secured Second Lien Notes were issued pursuant to an indenture, dated May 10, 2012 (the "Secured Notes Indenture"), among 21C, the guarantors signatory thereto and Wilmington Trust, National Association. The Senior Secured Second Lien Notes were senior secured second lien obligations of 21C and were guaranteed on a senior secured second lien basis by 21C, and each of 21C's domestic subsidiaries to the extent such guarantor is a guarantor of 21C's obligations under 21Cs' previous revolving credit facility.

        Interest was payable on the Senior Secured Second Lien Notes on each May 15 and November 15, commencing November 15, 2012.

        21C used the proceeds to repay its existing senior secured revolving credit facility of approximately $63.0 million and the Term Loan B portion of approximately $265.4 million, of its senior secured credit facilities, which were prepaid in their entirety, cancelled and replaced with a new revolving credit facility, and to pay related fees and expenses. Any remaining net proceeds were used for general corporate purposes. 21C incurred approximately $14.4 million in transaction fees and expenses, including legal, accounting and other fees and expenses associated with the offering, and the initial

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(13) Long-Term Debt (Continued)

purchasers' discount of $1.7 million. These fees and expenses were recorded as deferred financing costs and included in other long-term assets on the consolidated balance sheets.

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

        On April 28, 2015, the Company announced that its indirectly wholly owned subsidiary, OnCure, had received, pursuant to its previously announced cash tender offer and related consent solicitation for any and all of its outstanding 11 3/4% Senior Secured Notes due 2017 (the "OnCure Notes"), the requisite consents to adopt proposed amendments to the Amended and Restated Indenture, dated as of October 25, 2013 (as otherwise amended, supplemented or modified, the "OnCure Indenture"), by and among OnCure, the guarantors signatory thereto (the "OnCure Guarantors") and Wilmington Trust, National Association, as trustee (in such capacity, the "Trustee") and as collateral agent, under which the OnCure Notes were issued.

        As of 5:00 p.m. New York City time, on April 24, 2015 (the "Consent Expiration"), holders of 99.40% of the OnCure Notes (not including any OnCure Notes subject to escrow arrangements) had tendered their OnCure Notes in the tender offer and consented to the proposed amendments to the OnCure Indenture.

        In conjunction with receiving the requisite consents, OnCure, the OnCure Guarantors and the Trustee entered into the third supplemental indenture to the OnCure Indenture, dated as of April 28, 2015 (the "Third Supplemental Indenture").

        The Third Supplemental Indenture gives effect to the proposed amendments to the OnCure Indenture, which eliminate substantially all the restrictive covenants, certain events of default and certain related provisions contained in the OnCure Indenture. The amendments to the OnCure Indenture became operative upon OnCure's purchase of the OnCure Notes tendered at or prior to the Consent Expiration pursuant to the tender offer.

SFRO PIK Notes

        On July 2, 2015, the Company issued $14.6 million of SFRO PIK Notes to purchase SFRO's noncontrolling interests. The SFRO PIK Notes accrue interest at 10% per annum, which will be accrued quarterly and added to the outstanding principal amount. The SFRO PIK Notes mature on June 30, 2019 and provide for accelerated principal payments along with premium payments to the sellers upon achievement of certain operational milestones.

Purchase Money Note Purchase Agreement

        On May 19, 2014, the Company entered into a Purchase Money Note Purchase Agreement (the "Note Purchase Agreement") with Theriac (a related party real estate entity owned by certain of the

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(13) Long-Term Debt (Continued)

Company's directors and officers). Pursuant to the Note Purchase Agreement, Theriac loaned to the Company, the principal amount of $7.4 million. The Company, and certain of its domestic subsidiaries of the Company, guaranteed the obligations under the note. The note was to mature on June 15, 2015 and is subject to an interest rate payable in cash of 10.75% per annum or by adding the amount of such interest to the aggregate principal amount of outstanding notes at the interest rate of 12.0% per annum. The proceeds from the issuance of the note were used to pay for purchases or improvements of property and equipment or to refinance debt incurred to finance such purchases or improvements.

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

        The MDLLC Credit Agreement provided for Tranche A term loans in the aggregate principal amount of $8.5 million and Tranche B term loans in the aggregate principal amount of $9.0 million (collectively, the "MDLLC Term Loans"), for an aggregate principal amount of MDLLC Term Loans of $17.5 million.

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

        On July 22, 2014, 21C East Florida and Coconut Creek entered into an amendment (the "SFRO Amendment") to the SFRO Credit Agreement. The SFRO Amendment provided for an incremental $10.35 million term loan (the "Term A-1 Loan") in favor of Coconut Creek issued for purposes of (i) refinancing approximately $5.64 million in existing capitalized lease obligations owing to First Financial Corporate Leasing, including a prepayment premium, (ii) repaying the approximately $2.55 million intercompany loan made by 21C to pay the capitalized lease obligations owing to First Financial Corporate Leasing and (iii) pay fees, costs and expenses of the transactions related to the SFRO Amendment.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(13) Long-Term Debt (Continued)

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

Deferred Financing Costs

        The consolidated balance sheets as of December 31, 2015 and 2014, include $24.4 million and $12.0 million, respectively, in other long-term assets related to unamortized deferred financing costs. The Company recorded approximately $4.7 million, $6.3 million and $5.6 million to interest expense, net in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2015, 2014 and 2013, respectively, related to the amortization of deferred financing costs.

(14) Real Estate Subject to Finance Obligation

        The Company leases certain of its treatment centers (each, a "facility" and, collectively, the "facilities") and other properties from partnerships which are majority-owned by related parties (each, a "related party lessor" and, collectively, the related party lessors"). The related party lessors construct the facilities in accordance with the Company's plans and specifications and subsequently lease these facilities to the Company. Due to the related party relationship, the Company is considered the owner of these facilities during the construction period pursuant to the provisions of ASC 840-40, Sale-Leaseback Transactions. In accordance with ASC 840-40, the Company records a construction-in-progress asset for these facilities with a corresponding finance obligation during the construction period. Certain related parties guarantee the debt of the related party lessors, which is considered to be "continuing involvement" pursuant to ASC 840-40. Accordingly, these leases do not qualify as a normal sale-leaseback at the time that construction is completed and these facilities are leased to the Company. As a result, the costs to construct the facilities and the related finance obligation remain on the Company's consolidated balance sheets after construction is completed. The construction costs are included in real estate subject to finance obligation in the accompanying consolidated balance sheets. The finance obligation is amortized over the lease term during the construction period based on the payments designated in the lease agreements with a portion of the payment representing a free ground lease recorded in rent expense. The assets classified as real estate subject to finance obligation are amortized on a straight-line basis over their useful lives.

        In certain transactions, the related party lessor will purchase a facility during the Company's acquisition of a business and lease the facility to the Company. These transactions also are within the scope of ASC 840-40. Certain related parties guarantee the debt of the related party lessor, which is considered to be continuing involvement pursuant to ASC 840-40. Accordingly, these leases do not qualify as normal sale-leaseback. As a result, the cost of the facility, including land and the related finance obligation are recorded on the Company's consolidated balance sheets. The cost of the facility, including land, is included in real estate subject to finance obligation in the accompanying consolidated balance sheets. The finance obligation is amortized over the lease term based on the payments designated in the lease agreements and the real estate subject to finance obligation is amortized on a straight-line basis over the useful life.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(14) Real Estate Subject to Finance Obligation (Continued)

        The net book values of real estate subject to finance obligation are summarized as follows:

	December 31,
(in thousands):	2015	2014
Land	$39	$981
Leasehold improvements	7,750	19,493
Construction-in-progress	6,442	3,862
Accumulated depreciation	(1,600)	(1,784)

	$12,631	$22,552

        Depreciation expense relating to real estate subject to finance obligation is classified in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss.

        Future payments of the finance obligation as of December 31, 2015, are as follows:

(in thousands):	Finance Obligation
2016	$1,488
2017	1,416
2018	1,397
2019	1,423
2020	1,451
Thereafter	10,267

$17,442
Less: amounts representing ground lease	(545)
Less: amounts representing interest	(11,895)
Finance obligation at end of lease term	8,599

Finance obligation	$13,601
Less: amount representing current portion	(283)

Finance obligation, less current portion	$13,318

        Interest expense relating to the finance obligation was approximately $0.8 million, $1.1 million, and $1.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(15) Convertible Redeemable Preferred Stock

        On September 26, 2014, the Company entered into a Subscription Agreement (the "Subscription Agreement") with CPPIB. Pursuant to the Subscription Agreement, the Company issued to CPPIB an aggregate of 385,000 newly issued shares of its Series A Preferred Stock ("Preferred Stock"), par value $0.001 per share, stated value $1,000 per share, for a purchase price of $325.0 million.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(15) Convertible Redeemable Preferred Stock (Continued)

        As set forth in the Certificate of Designations of Series A Preferred Stock (the "Certificate of Designations"), holders of Preferred Stock are entitled to receive, as and if declared by the Board of Directors of the Company, dividends at an applicable rate per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the first three years after issuance, any dividends when and if declared, shall be paid by the Company in the form of additional shares of Preferred Stock. During the first twelve months after issuance, the applicable dividend rate on the Preferred Stock shall be 9.875%, thereafter increasing on a periodic basis up to 26%, as set forth in the Certificate of Designations. Such dividends accrue daily, whether or not declared by the Board of Directors of the Company. After the third anniversary of issuance and only if the Company's outstanding 9 7/8% senior subordinated notes due 2017 are repaid in full, or upon certain other events of default, dividends shall be paid in cash upon the election of a majority of the holders of Preferred Stock (the "Majority Preferred Holders").

        The Preferred Stock is mandatorily convertible into common stock, par value $0.01 per share (the "Common Stock") of the Company upon the occurrence of a qualifying initial public offering of the Company or a qualifying merger. In the case of a qualifying initial public offer, the conversion price is the initial public offering price of the qualifying initial public offer. In the case of a qualifying merger, the conversion price is the price per share of Common Stock pursuant to the qualifying merger. The Preferred Stock also becomes convertible on the tenth anniversary of issuance at the option of either the Company or CPPIB. Absent a qualifying initial public offering or qualifying merger, the conversion price shall be determined upon appraisal. If upon conversion, the Preferred Stock converted to Common Stock represents greater than 29% of the Company's outstanding Common Stock ("Excess Common Stock"), CPPIB has the option to convert amounts in excess of 29% to newly issued preferred stock (the "Excess Preferred Stock"). There is no fixed or maximum number of shares that may be required to be issued to satisfy conversion of the Preferred Stock, or the warrants issuable to CPPIB, other than pursuant to the 29% limitation. Holders of the Excess Preferred Stock are entitled to receive dividends, payable in additional shares of Excess Preferred Stock at 12% per annum. The Excess Preferred Stock becomes mandatorily convertible upon the 15th anniversary of issuance and may be redeemed by the Company at any time at 100% of its stated value. If CPPIB does not elect to receive Excess Preferred Stock, the Company is required to issue a new Class B common stock that will be exchanged for the Excess Common Stock. As long as CPPIB holds the Class B common stock, CPPIB is not entitled to voting rights with respect to the election or removal of directors.

        Holders of Preferred Stock also have, among other rights, the right to require the Company to repurchase their shares upon the occurrence of certain events of default and certain change of control transactions, at the prices set forth in the Certificate of Designations. In addition, the Certificate of Designations also provides for certain consent rights of the Majority Preferred Holders in connection with specified corporate events of 21CI or its subsidiaries, including, among other things, with respect to certain equity issuances and certain acquisitions, financing transactions and asset sale transactions. Upon certain events of default and the obtaining of applicable anti-trust regulatory approvals, holders of Preferred Stock are also entitled to vote together with holders of Common Stock, on an as-converted basis. In addition, the Preferred Stock is senior in preference to the Company's Common Stock with respect to dividend rights, rights upon liquidation, winding up or dissolution.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(15) Convertible Redeemable Preferred Stock (Continued)

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

        The Company evaluated the contingent events that could trigger the conversion of the Preferred Stock to Common Stock and issuance of warrants and determined that the contingently exercisable warrants are a freestanding financial instrument, and that the contingent conversion features qualify as an embedded derivative, requiring bifurcation and classification as a liability, measured at fair value.

        The Company estimated the fair value of the embedded derivative using significant unobservable inputs (Level 3). The primary valuation technique used was comparing the difference between the present value of discounted cash flows, assuming no triggering events occur and the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management's estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. The Company determined the fair value of the embedded derivative to be approximately $15.0 million as of September 30, 2014.

        The Company is accreting the components of the difference between issuance date fair value and redemption value over the period to which each component of that discount relates, generally using the effective interest method, which is reflective of the economics of the instrument.

        On January 1, 2015, the Company adjusted the carrying value of the Preferred Stock and adjusted the liability for embedded derivatives and other financial instrument features of Series A convertible redeemable preferred stock by approximately $3.0 million on the accompanying consolidated balance sheets to recognize the warrant rights as a freestanding financial instrument. For the three months ended March 31, 2015, the Company recorded an expense of approximately $0.4 million to reflect the change in the fair value of the embedded derivatives and other financial instrument features of Series A convertible redeemable preferred stock liability. The value of the embedded derivative features and the warrant rights of the Preferred Stock are presented as a noncurrent asset and noncurrent liability, respectively, in the consolidated balance sheets under the caption embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock as of December 31, 2015.

        If the Preferred Stock were redeemable as of the balance sheet date, it would be redeemable at its stated value of $385.0 million plus accrued dividends. Accrued dividends as of December 31, 2015 and 2014 were $53.6 million and $10.1 million, respectively.

        Additionally, if settled under a repurchase event (which occurs upon a change of control or a default event, as defined in the related agreements), redemption occurs at a premium over the stated value of either 109% or 105% of the stated value, depending on the timing of the repurchase event.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(15) Convertible Redeemable Preferred Stock (Continued)

        Changes to the Preferred Stock are as follows:

	Year Ended December 31,
(in thousands):	2015	2014
Balance, beginning of period	$319,997	$—
Issuance of Preferred Stock, net of discount and issuance costs	—	318,863
Embedded derivative	—	(15,006)
Accretion of Preferred Stock to redemption value	17,447	3,457
Preferred Stock dividends accrued at effective rate	55,074	12,683
Recognition of freestanding warrant rights	(3,004)	—

Balance, end of period	$389,514	$319,997

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(16) Reconciliation of Total Equity and Noncontrolling Interests

        The following table presents changes in total equity for the respective periods (in thousands):

	21st Century Oncology Holdings, Inc. Shareholder's Equity	Noncontrolling interests— nonredeemable	Total Equity	Noncontrolling interests— redeemable
Balance, January 1, 2013	$(6,279)	$15,643	$9,364	$11,368
Net (loss) income	(87,795)	1,964	(85,831)	(126)
Other comprehensive loss from foreign currency translation	(14,279)	(1,505)	(15,784)	(29)
Proceeds from noncontrolling interest holders	—	—	—	765
Deconsolidation of noncontrolling interest	(9)	9	—	—
Noncash contribution of capital by noncontrolling interest holders	—	—	—	4,235
Issuance of equity LLC units relating to earn-out liability	705	—	705	—
Purchase price fair value of noncontrolling interest—nonredeemable	(2,404)	2,194	(210)	—
Termination of prepaid services by noncontrolling interest holder	—	(2,551)	(2,551)	—
Step up in basis of joint venture interest	83	—	83	—
Stock-based compensation	597	—	597	—
Distributions	—	(1,974)	(1,974)	(314)

Balance, December 31, 2013	$(109,381)	$13,780	$(95,601)	$15,899
Net (loss) income	(357,291)	3,300	(353,991)	1,294
Net periodic benefit cost of pension plan	(91)	—	(91)	—
Other comprehensive loss from foreign currency translation	(10,727)	(1,371)	(12,098)	—
Accretion of Series A Preferred Stock to redemption value	(3,457)	—	(3,457)	—
Accrued Series A Preferred Stock dividends	(12,683)	—	(12,683)	—
Purchase price fair value of noncontrolling interest—nonredeemable	—	40,541	40,541	—
Proceeds from issuance of noncontrolling interest—nonredeemable	85	1,165	1,250	—
Proceeds from noncontrolling interest holders—nonredeemable	—	296	296	—
Stock-based compensation	106	—	106	—
Distributions	—	(1,873)	(1,873)	(1,920)

Balance, December 31, 2014	$(493,439)	$55,838	$(437,601)	$15,273
Net (loss) income	(134,849)	5,793	(129,056)	2,214
Net periodic benefit cost of pension plan	(366)	—	(366)	—
Other comprehensive loss from foreign currency translation	(17,288)	(2,356)	(19,644)	(39)
Accretion of Series A Preferred Stock to redemption value	(17,447)	—	(17,447)	—
Accrued Series A Preferred Stock dividends	(55,074)	—	(55,074)	—
Purchase price fair value of noncontrolling interest	14,500	(44,060)	(29,560)	—
Purchase and sale of noncontrolling interests	2,315	10,541	12,856	3,766
Proceeds from noncontrolling interest holders	—	3,170	3,170	686
Step up in basis of joint venture interest	688	—	688	—
Stock-based compensation	8	—	8	—
Distributions	—	(2,604)	(2,604)	(2,667)

Balance, December 31, 2015	$(700,952)	$26,322	$(674,630)	$19,233

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(17) Fair Value of Financial Instruments

        The following tables provide information about long-term debt not carried at fair value in accordance with ASC 820. The fair values of the Term Loan Facility due April 30, 2022, the Senior Notes due May 1, 2023 and the 11 3/4% Senior Secured Notes due 2017 were based on prices quoted from third-party financial institutions (Level 2). At December 31, 2015, the fair values are as follows:

(in thousands):	Fair Value	Carrying Value
$610.0 million senior secured credit facility—(Term Loan Facility) due April 30, 2022	$509,838	$601,452
$360.0 million Senior Notes due May 1, 2023	$262,800	$360,000
$75.0 million Senior Secured Notes due January 15, 2017	$443	$443

        The fair values of the Term Facility, the Senior Subordinated Notes, Senior Secured Second Lien Notes, and Senior Secured Notes were based on prices quoted from third-party financial institutions (Level 2). At December 31, 2014, the fair values are as follows:

(in thousands):	Fair Value	Carrying Value
$90.0 million senior secured credit facility—(Term Facility) due October 15, 2016	$88,763	$88,704
$380.1 million Senior Subordinated Notes due April 15, 2017	$349,646	$378,407
$350.0 million Senior Secured Second Lien Notes due January 15, 2017	$353,500	$349,275
$75.0 million Senior Secured Notes due January 15, 2017	$79,125	$75,000

        The carrying values of the Company's other long-term debt instruments approximate fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.

        As of December 31, 2015 and 2014, the Company held certain items that are required to be measured at fair value on a recurring basis, including the embedded derivative features of its Series A Preferred Stock and SFRO PIK Notes. The primary valuation technique used was comparing the difference between the present value of discounted cash flows, assuming no triggering events occur and the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management's estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input is not usually linear.

        Earn-out liabilities are generally contingent upon the acquiree achieving certain EBITDA targets. The Company values earn-out liabilities by estimating the timing and amount of potential payments. The estimated payments are discounted to present value and probability weightings are assigned, if applicable.

        Cash and cash equivalents are reflected in the consolidated financial statements at carrying value, which approximates fair value due to the short maturity. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(17) Fair Value of Financial Instruments (Continued)

        Marketable securities are reported at fair value using Level 1 techniques and are disclosed in Note 4.

        Investments held pursuant to the SFRO Cash Balance Plan, as defined in Note 20, are reported at fair value using Level 1 techniques and are disclosed in Note 20.

        Stock compensation and other compensation arrangements are valued using Level 3 techniques and are disclosed in Note 21.

        There have been no transfers between levels of valuation hierarchies for the years ended December 31, 2015 and 2014.

        The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of December 31, 2015 and 2014:

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$17,883	$—	$—	$17,883

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$2,230	$—	$—	$2,230

Earn-out liabilities	$193	$—	$—	$193

Liabilities
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$19,911	$—	$—	$19,911

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(17) Fair Value of Financial Instruments (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current liabilities
Earn-out liabilities	$9,736	$—	$—	$9,736

Liabilities
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$15,843	$—	$—	$15,843

Other long-term liabilities
Earn-out liabilities	$11,853	$—	$—	$11,853

        The following tables present changes in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands):	Fair value December 31, 2014	Instruments Issued (Paid)	Change in Fair Value	Fair value December 31, 2015
Assets
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$—	$(72)	$17,955	$17,883

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$—	$3,330	$(1,100)	$2,230

Earn-out liabilities	$9,736	$(7,764)	$(1,779)	$193

Liabilities
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$15,843	$3,004	$1,064	$19,911

Other long-term liabilities
Earn-out liabilities	$11,853	$(11,821)	$(32)	$—

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(17) Fair Value of Financial Instruments (Continued)

(in thousands):	Fair value December 31, 2013	Instruments Issued (Paid)	Change in Fair Value	Fair value December 31, 2014
Other current liabilities
Earn-out liabilities	$1,230	$8,506	$—	$9,736

Liabilities
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$—	$15,006	$837	$15,843

Other long-term liabilities
Earn-out liabilities	$7,680	$2,546	$1,627	$11,853

(18) Equity Investments in Joint Ventures

        The Company currently maintains equity interests in four unconsolidated joint ventures, including a 45% interest in a urology surgical facility in Maryland, a 50.0% interest in a radiation oncology facility in Florida, a 33% interest in a radiation facility and a 50% interest in another radiation facility located in South America.

        The Company utilizes the equity method to account for its investments in the unconsolidated joint ventures. At December 31, 2015 and 2014, the Company's investments in the unconsolidated joint ventures were approximately $1.2 million and $1.6 million, respectively. The Company's equity in the earnings (losses) of the equity investments in joint ventures was approximately $0.2 million, ($0.1 million) and ($0.5 million) for the years ended December 31, 2015, 2014 and 2013, respectively, which is recorded in other revenue in the accompanying consolidated statements of operations and comprehensive loss.

        The condensed financial position and results of operations of the unconsolidated joint venture entities are as follows:

	December 31,
(in thousands):	2015	2014
Total assets	$8,316	$22,126

Liabilities	3,582	7,666
Shareholders' equity	4,734	14,460

Total liabilities and shareholders' equity	$8,316	$22,126

	Year Ended December 31,
(in thousands):	2015	2014	2013
Revenues	$2,343	$4,215	$1,970
Expenses	2,335	3,503	2,751

Net income (loss)	$8	$712	$(781)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(18) Equity Investments in Joint Ventures (Continued)

        A summary of the changes in the equity investments in joint ventures is as follows:

(in thousands):
Balance at January 1, 2013	$575
Capital contributions in joint venture	992
Distributions	(171)
Foreign currency transaction loss	(12)
Purchase of investment	1,625
Equity interest in net loss of joint ventures	(454)

Balance at December 31, 2013	$2,555
Capital contributions in joint venture	620
Distributions	(221)
Foreign currency transaction loss	(11)
Impairment loss	(1,247)
Equity interest in net loss of joint ventures	(50)

Balance at December 31, 2014	$1,646
Capital contributions in joint venture	—
Distributions	(602)
Foreign currency transaction loss	(31)
Impairment loss	—
Equity interest in net loss of joint ventures	201

Balance at December 31, 2015	$1,214

(19) Commitments and Contingencies

Letters of Credit

        As of December 31, 2015, the Company maintains approximately $3.5 million in outstanding letters of credit

Operating Leases

        The Company is obligated under various operating leases for office space, medical equipment, and an aircraft lease. Total lease expense incurred under these leases was approximately $84.9 million, $79.5 million and $54.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(19) Commitments and Contingencies (Continued)

        Future fixed minimum annual lease commitments are as follows at December 31, 2015:

(in thousands):	Commitments	Less: Sublease Rentals	Net Rental Commitments
2016	$64,232	$(2,928)	$61,304
2017	62,221	(2,617)	59,604
2018	56,236	(2,198)	54,038
2019	52,919	(2,091)	50,828
2020	50,011	(2,048)	47,963
Thereafter	299,842	(10,347)	289,495

	$585,461	$(22,229)	$563,232

        The Company leases land and space at its treatment centers under operating lease arrangements expiring in various years through 2051. The majority of the Company's leases provide for either fixed rent escalation clauses, ranging from 1.0% to 6.0%, or escalation clauses tied to the Consumer Price Index. The rent expense for leases containing fixed rent escalation clauses or rent holidays is recognized by the Company on a straight-line basis over the lease term. Leasehold improvements made by a lessee are recorded as leasehold improvements. Leasehold improvements are amortized over the shorter of their estimated useful lives (generally 39 years or less) or the related lease term plus anticipated renewals when there is an economic penalty associated with nonrenewal. An economic penalty is deemed to occur when the Company forgoes an economic benefit, or suffers an economic detriment by not renewing the lease. Penalties include, but are not limited to, impairment of existing leasehold improvements, profitability, location, uniqueness of the property within its particular market, relocation costs, and risks associated with potential competitors utilizing the vacated location. Lease incentives received are recorded as accrued rent and amortized as reductions to lease expense over the lease term.

Concentrations of Credit Risk

        Financial instruments, which subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company maintains its cash in bank accounts with highly rated financial institutions. These accounts may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company grants credit, without collateral, to its patients, most of whom are local residents. Concentrations of credit risk with respect to accounts receivable relate principally to third-party payers, including managed care contracts, whose ability to pay for services rendered is dependent on their financial condition.

Legal Proceedings

        The Company operates in a highly regulated and litigious industry. As a result, the Company is involved in disputes, litigation, and regulatory matters incidental to its operations, including governmental investigations, personal injury lawsuits, employment claims, and other matters arising out of the normal conduct of business. Other than as set forth below, the Company does not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(19) Commitments and Contingencies (Continued)

  FISH Settlement

        On February 18, 2014, the Company was served with subpoenas from the Office of Inspector General of the U.S. Department of Health and Human Services (the "OIG") acting with the assistance of the U.S. Attorney's Office for the Middle District of Florida, who together requested the production of medical records of patients treated by certain of the Company's physicians for the period from January 2007 up through the date of production of documents responsive to the February 18, 2014 subpoena, regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as the Company's agreements with such physicians. The laboratory services under review related to the utilization of fluorescence in situ hybridization ("FISH") laboratory tests ordered by certain physicians employed by the Company during the relevant time period and performed by the Company. The Company was served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to the matter.

        On December 16, 2015, 21st Century Oncology, LLC ("21C LLC"), a subsidiary of the Company, entered into a settlement agreement (the "Settlement Agreement") with the federal government, among others. Pursuant to the Settlement Agreement, 21C LLC agreed to pay $19.75 million to the federal government and approximately $0.5 million in attorneys' fees and costs related to a qui tam action relating to the FISH laboratory tests. Subject to certain conditions, the federal government agreed to release the Company from any civil or administrative monetary claim the federal government has with respect to the conduct covered by the Settlement Agreement under the False Claims Act and certain other statutes and legal theories. The Settlement Agreement did not constitute an admission of liability by the Company.

        In connection with the Settlement Agreement, on December 16, 2015, 21C LLC entered into a five-year Corporate Integrity Agreement ("CIA") with the Office of Inspector General ("OIG") and agreed to maintain its compliance program in accordance with that CIA. Violations of the CIA could subject the Company to substantial monetary penalties or result in exclusion from participation in federal healthcare programs. On March 2, 2016, 21C LLC entered into an amendment to the CIA to include conducting training and audits related to GAMMA billing (discussed further below). The compliance measures and reporting and auditing requirements contained in the CIA include:

  •
  Employ and maintain a Corporate Compliance Officer and regional corporate compliance officers;

  •
  Maintain an Executive Compliance Committee and Board oversight of compliance activities;

  •
  Require certain employees to certify that activities within their areas of authority are in compliance with applicable Federal health care program requirements and the obligations in the CIA;

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

December 31, 2015

(19) Commitments and Contingencies (Continued)

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

  GAMMA Settlement

        The Company received two Civil Investigative Demands ("CIDs"), one on October 22, 2014 addressed to 21C and one on October 31, 2014 addressed to SFRO, from the U.S. Department of Justice ("DOJ") pursuant to the False Claims Act. The CIDs requested information concerning allegations that the Company knowingly billed for services that were not medically necessary and focused on clinical training in new facility locations for a radiation dose calculation system used by radiation oncologists called GAMMA. The CIDs covered a period going back to January 1, 2009.

        On March 9, 2016, 21C entered into a settlement (the "GAMMA Settlement") with the federal government to resolve the matter, pursuant to which 21C agreed to pay a settlement amount of $34.7 million. 21C fully cooperated with the federal government and entered into the GAMMA Settlement with no admission of wrongdoing. There was no indication that patient harm was a component of the dispute, and the Company is not aware of harm to any patient related to this dispute.

  Data Breach

        On November 13, 2015, the Company advised by the Federal Bureau of Investigation (the "FBI") that patient information was illegally obtained by an unauthorized third party who may have gained access to a company database. The Company immediately hired a leading forensic firm to support its investigation, assess its system and bolster its security. Based on its investigation, the Company

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(19) Commitments and Contingencies (Continued)

determined that the intruder may have accessed the database on October 3, 2015. The Company notified approximately 2.2 million current and former patients that certain information may have been copied and transferred.

        Following the data breach, the Company received notice that class action complaints had been filed against the Company and certain of its affiliates in Florida and California. The complaints allege, among other things, that the Company failed to take the necessary security precautions to protect patient information and prevent the data breach. The Company expects certain, if not all, of the claims to be consolidated to the extent permitted by the courts. Because of the early stages of these matters and the uncertainties of litigation, the Company cannot predict the ultimate resolution of these matters or estimate the amounts of, or ranges of, potential loss, if any, with respect to these proceedings.

        In addition, the Company has received a request for information regarding the data breach and the Company's response from the Office for Civil Rights as well as additional inquiries from State Attorneys General. The Company has responded to each of those inquiries and provided the information requested. The Company could face fines or penalties as a result of these inquiries. However, due to the early stages of these matters, we cannot predict the ultimate resolution or estimate the amounts of, or ranges of, potential loss, if any.

        The Company has insurance coverage and contingency plans for certain potential liabilities relating to the data breach. Nevertheless, the coverage may be insufficient to satisfy all claims and liabilities related thereto and the Company will be responsible for deductibles and any other expenses that may be incurred in excess of insurance coverage.

Self-Insured Plans

        The Company has a self-insurance program for workers' compensation benefits for employees. Self-insurance reserves are based on past claims experience and projected losses for incurred claims and include an estimate of costs for claims incurred but not reported at the balance sheet date. The Company obtains an independent actuarial valuation of the estimated costs of workers' compensation claims reported but not settled, and claims incurred but not reported and may adjust the reserves based on the results of the valuations. The Company maintains insurance for individual claims exceeding specified amounts. As of December 31, 2015 and 2014, the Company recorded $1.0 million and $0.5 million, respectively, of workers' compensation liabilities and recorded $0.3 million and $0.0 million, respectively, of estimated recoveries.

        The Company has a self-insurance program for employer provided health insurance. Self-insurance reserves are based on past claims experience and projected losses for incurred claims and include an estimate of costs for claims incurred but not reported at the balance sheet date. The Company maintains insurance for individual claims exceeding specified amounts. As of December 31, 2015 and 2014, the Company recorded $2.1 million and $1.4 million, respectively, of employer provided health insurance liabilities in the accrued expenses caption of the consolidated balance sheets.

Professional Liability Claims

        The Company maintains professional liability insurance on a claims-made basis. Estimated losses resulting from professional liability claims consist of estimates for known claims, as well as estimates for

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(19) Commitments and Contingencies (Continued)

incurred but not reported claims. The estimates are based on specific claim facts, historical claim reporting and payment patterns, physician specialty and actuarially determined projections. The actuarially determined projections are based on the Company's actual claim data. The Company also records a receivable for expected recoveries of professional liability claims.

        The Company's estimates for professional liability claims and recoveries are as follows:

(in thousands):	December 31, 2015	December 31, 2014
Other current assets
Estimated recoveries	$7,421	$4,036

Other assets
Estimated recoveries	$21,913	$15,059

Accrued expenses
Incurred but not reported claims	$295	$281

Other current liabilities
Known claims	$7,149	$3,793

Other long-term liabilities
Incurred but not reported claims	$16,418	$15,614
Known claims	15,195	9,022

Professional liability claims in other long-term liabilities	$31,613	$24,636

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

Purchase Commitments

        As of December 31, 2015, the Company has agreed to purchase medical equipment and software upgrades for approximately $41.6 million. The Company has made payments on these commitments totaling $0.3 million as of the December 31, 2015. The Company is obligated to purchase certain of this medical equipment during 2016 totaling $10.7 million.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(19) Commitments and Contingencies (Continued)

Employment Agreements

        The Company is party to employment agreements with several of its employees that provide for annual base salaries, targeted bonus levels, severance pay under certain conditions, and certain other benefits.

Indemnifications

        The Company provides for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, bylaws, articles of association or similar organizational documents, as the case may be. The Company maintains directors' and officers' insurance which should enable the Company to recover a portion of any indemnity payments made.

        In addition to the above, from time to time the Company may provide standard representations and warranties to counterparties in contracts in connection with business dispositions and acquisitions and also provides indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to such sales or acquisitions.

        While the Company's future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, no payments have been made under any of these indemnities.

(20) Retirement and Deferred Compensation Plans

Retirement Savings Plan

        The Company has a defined contribution retirement plan under Section 401(a) of the Internal Revenue Code (the Retirement Plan). The Retirement Plan allows all full-time employees after one year of service to defer a portion of their compensation on a pretax basis through contributions to the Retirement Plan. The Company provides for a discretionary match based on a percentage of the employee's annual contribution. At December 31, 2015 and 2014, the Company accrued approximately $0.0 million and $3.6 million, which represents a 0.0% and 2.0% employer match, respectively related to the Company's approved discretionary match.

Company Owned Life Insurance Compensation Plan

        The Company has a company owned life insurance ("COLI") compensation plan whereby certain key employees, physicians and executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among mutual funds. Participants are able to elect the payment of benefits on a specified date or upon retirement. Distributions are made in the form of lump sum or in installments elected by the participant. Investments in company owned life insurance policies were made with the intention of utilizing them as a long-term funding source for the deferred compensation plan. The policies are

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(20) Retirement and Deferred Compensation Plans (Continued)

recorded at their net cash surrender values. As of December 31, 2015 and 2014, investments and obligations of the COLI plan are as follows:

(in thousands):	December 31, 2015	December 31, 2014
Other current assets
Cash surrender value of COLI plan investments	$299	$159

Other long-term assets
Cash surrender value of COLI plan investments	$5,203	$4,184

Other current liabilities
COLI plan obligations	$299	$159

Other long-term liabilities
COLI plan obligations	$5,796	$4,609

SFRO Cash Balance Plan

        In connection with the Company's acquisition of SFRO on February 10, 2014, the Company assumed SFRO's qualified, multi-employer, non-contributory, cash balance defined benefit pension plan (the "SFRO Cash Balance Plan"). The SFRO Cash Balance Plan covers certain employees who meet age, employee classification, and length-of-service requirements. The SFRO Cash Balance Plan provides benefits based on years of service and average earnings of the participant. Participants in the SFRO Cash Balance Plan are fully vested after three years of service. The Company's funding policy is to contribute amounts to the SFRO Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(20) Retirement and Deferred Compensation Plans (Continued)

        The following table sets forth the changes in projected benefit obligation and fair value of plan assets for the SFRO Cash Balance Plan:

	Year Ended December 31,
(in thousands):	2015	2014
Projected benefit obligation at beginning of year	$6,784	$—
Acquisition of SFRO	—	5,077
Service cost	1,795	1,491
Interest cost	288	173
Actuarial loss	140	43

Projected benefit obligation at end of year	$9,007	$6,784

Fair value of plan assets at beginning of year	$5,132	$—
Acquisition of SFRO	—	3,438
Actual return on plan assets	(121)	107
Employer contributions	1,756	1,587

Fair value of plan assets at end of year	$6,767	$5,132

Funded status at end of year	$(2,240)	$(1,652)

        As of December 31, 2015 and 2014, the funded status of the SFRO Cash Balance Plan is recorded in other long-term liabilities in the consolidated balance sheets.

        The components of net periodic benefit cost for the SFRO Cash Balance Plan are as follows:

	Year Ended December 31,
(in thousands):	2015	2014
Service costs	$1,795	$1,491
Interest cost	288	173
Expected return on plan assets	(338)	(211)

Total net periodic benefit cost	$1,745	$1,453

        The following table sets forth the amounts in accumulated other comprehensive loss on the Company's consolidated balance sheets that have not been recognized as components of net periodic benefit cost:

	Year Ended December 31,
(in thousands):	2015	2014
Net actuarial loss	$(599)	$(147)
Income tax benefit	233	56

Total accumulated other comprehensive loss, net of tax	$(366)	$(91)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(20) Retirement and Deferred Compensation Plans (Continued)

        The following tables set forth the fair value of total plan assets by major asset category as of the dates indicated:

        All plan assets were valued using the Level 1 methodology, as further described in Note 17.

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	160	160	—	—
Equity securities	281	281	—	—
Mutual funds:
Bond	1,063	1,063	—	—
Fixed income	900	900	—	—
Specialty	1,259	1,259	—	—
Domestic large cap	2,161	2,161	—	—
Foreign	943	943	—	—

Total	$6,767	$6,767	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	85	85	—	—
Equity securities	204	204	—	—
Mutual funds:
Bond	826	826	—	—
Fixed income	938	938	—	—
Specialty	239	239	—	—
Domestic large cap	2,483	2,483	—	—
Foreign	357	357	—	—

Total	$5,132	$5,132	$—	$—

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

December 31, 2015

(20) Retirement and Deferred Compensation Plans (Continued)

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

        The weighted average assumptions used to determine net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2015	2014
Discount rate	4.25%	4.00%
Expected long-term return on plan assets	5.99%	5.99%
Rate of compensation increase	2.00%	2.00%

        The following table sets forth the benefit payments that the Company expects to pay from the Cash Balance Plan (in thousands):

2016	$2,378
2017	$54
2018	$46
2019	$1,629
2020	$1,114
2021 - 2025	$3,143

        The Company paid approximately $1.8 million to the SFRO Cash Balance Plan during the year ended December 31, 2015 and expects to contribute approximately $1.8 million to the SFRO Cash Balance Plan in 2016.

(21) Stock Option Plan and Restricted Stock Grants

2012 Equity-based incentive plan

        Effective as of June 11, 2012, 21CI entered into the Third Amended and Restated Limited Liability Company Agreement (the "Amended LLC Agreement"). The Amended LLC Agreement provided for the cancellation of 21CI's existing Class B and Class C incentive equity units and established new classes of equity units (such new units, the "2012 Plan") in 21CI in the form of Class MEP Units, Class EMEP Units, Class L Units and Class G Units for issuance to employees, officers, directors and other service providers, establishes new distribution entitlements related thereto, and modifies the distribution entitlements for holders of Preferred Units and Class A Units of 21CI. In addition to the Preferred Units and Class A Units of 21CI, the Amended LLC Agreement authorized

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(21) Stock Option Plan and Restricted Stock Grants (Continued)

for issuance under the 2012 Plan 1,100,200 units of limited liability company interests consisting of 1,000,000 Class MEP Units, 100,000 Class EMEP Units, 100 Class L Units, and 100 Class G Units. As of December 31, 2015, there were 673,727 Class MEP Units available for future issuance under the 2012 Plan. The Amended LLC Agreement also provides that any forfeited or repurchased Class EMEP Units may be reallocated by Dr. Daniel Dosoretz, in his sole discretion, for so long as he is Chief Executive Officer of the Company.

        Generally, for Class MEP Units awarded, 66.6% vest upon issuance, while the remaining 33.4% vest 18 months after the issuance date. For individuals hired after January 1, 2012, vesting occurs on a straight-line basis over a three year period from the individual's hire date. In the event of a sale or public offering of the Company prior to termination of employment, all unvested Class MEP units would vest upon consummation of the transaction. The Class MEP Units are eligible to receive distributions only upon a return of all capital invested in 21CI, plus the amounts to which the Class EMEP Units are entitled to receive under the Amended LLC Agreements which effectively creates a market condition that is reflected in the value of the Class MEP Units. Because vesting of Class MEP Units is dependent on service, performance, and market conditions, the Company recognizes compensation expense using the tranche-by-tranche method.

        The Class MEP Units were issued prior to the FASB's issuance of ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which the Company early adopted in 2015. ASU 2014-02 amended ASC 718 to resolve diversity in practice in how performance targets that can be achieved after an employee completes the requisite service period. ASU 2014-12 clarified that a performance target (such as a sale or public offering) that affects vesting and could be achieved after an employee's requisite service period should be accounted for as a performance condition. ASU 2014-12 allowed companies to choose to apply its provisions either prospectively to new awards issued after adoption or retrospectively to awards issued and outstanding as of the adoption date. The Company has elected to adopt the amended provisions of ASC 718 for the year ended December 31, 2015 prospectively. Therefore, the Company did not change its method of accounting for the Class MEP Units.

        Vesting of the Class EMEP Units is dependent upon achievement of an implied equity value target. The right to receive proceeds from vested units is dependent upon the occurrence of a qualified sale or liquidation event. Specifically, the percentage of Class EMEP Units that vests is based on the implied value of the Company's equity, to be measured quarterly beginning December 31, 2012. An allocated portion of the awards will be eligible for vesting if the "implied equity value" exceeds a predetermined threshold, with the remaining incremental portion eligible if the implied value exceeds several higher thresholds for at least two consecutive quarters. The implied equity value per the Amended LLC Agreement is a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the Amended LLC Agreement. As with the Class MEP Units, the values of the Class EMEP Units are subject to a market condition in the form of the return on investment target for the Company's equity sponsor's interest.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(21) Stock Option Plan and Restricted Stock Grants (Continued)

Grant of Class G Units under the 2012 Plan

        In May 2014, 10 Class G Units were granted to an employee. The Class G Units vest entirely upon the sale of the Company or an initial public offering. As of December 31, 2015, there was approximately $1.5 million of total unrecognized compensation expense related to the Class G Units.

Grants under 2013 Plan

        On December 9, 2013, 21CI entered into a Fourth Amended and Restated Limited Liability Company Agreement (the "Fourth Amended LLC Agreement") which replaced the Third Amended LLC Agreement in its entirety. The Fourth Amended LLC Agreement established new classes of incentive equity units in 21CI in the form of Class M Units, Class N Units and Class O Units for issuance to employees, officers, directors and other service providers, eliminated 21CI's Class L Units and Class EMEP Units, and modified the distribution entitlements for holders of each existing class of equity units of 21CI. There was no direct correlation between the number of Class M and Class O Units granted and the number of Class EMEP and Class L Units replaced. Since the Class L Units vested at issuance and were recorded as compensation expense at the grant date fair value, the incremental fair value of the new Class M and Class O Units over the fair value of the replaced Class EMEP and Class L Units was then recorded as additional compensation expense. The Company determined that the replaced Class EMEP Units were not probable of vesting and the new Class M and O Units were also not probable of vesting. As such, any incremental value of the Class M and O Units above the value of the Class EMEP Units would have been recognized only when vesting of the replacement awards became probable of occurring.

Grant of Class M and Class O Units under the 2013 Plan

        In December 2013, 100,000 Class M and 100,000 Class O Units were granted and allocated between two employees. 100% of the units fully vested upon grant per the incentive unit grant agreements. However, in the event of a sale of the Company or an initial public offering, holders of the Class M and Class O Units have certain rights to receive shares of restricted common stock of the Company in exchange for their units. Therefore, compensation will be recognized upon the sale of the Company or an initial public offering. As of December 31, 2015, there was approximately $245,000 of total unrecognized compensation expense related to the Class M and Class O Units.

Grant of Class N Units under the 2013 Plan

        In December 2013, 10 Class N Units were granted to an employee. Upon an initial public offering, 50% of the Class N Units vest with the remaining 50% vesting over the five years subsequent to the offering. Upon a Company sale, 100% of the Class N Units vest. As of December 31, 2015, there was approximately $6,000 of total unrecognized compensation expense related to the Class N Units.

Other Amendments Prior to 2015

        In 2014, 21CI entered into the Fifth Amended and Restated Limited Liability Company Agreement to issue up to 3,500,000 shares of Series A Convertible Preferred Stock. For additional

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(21) Stock Option Plan and Restricted Stock Grants (Continued)

discussion on the Series A Convertible Preferred Stock, refer to Note 15, Convertible Redeemable Preferred Stock.

Grants under 2015 Plan

        On July 2, 2015, 21CI entered into the Sixth Amended and Restated Limited Liability Company Agreement (the "Sixth Amended LLC Agreement") in connection with the issuance of SFRO Preferred Units. For additional discussion on the SFRO Preferred Units, refer to Note 9, Acquisitions and Other Arrangements.

        On October 7, 2015, 21CI entered into the Seventh Amended and Restated Limited Liability Company Agreement (the "Seventh Amended LLC Agreement"). The Seventh Amended LLC Agreement amends and restates the Sixth Amended LLC Agreement in its entirety to, among other things, authorize two new classes of incentive units of 21CI, Class D and Class E Units, and amend the waterfall distribution provisions. 10 Class D Units were granted to one employee and 1,000,000 total Class E Units were granted and allocated among 20 employees. Each recipient of such Class D and/or Class E Units forfeits any and all incentive equity units previously granted to him/her, which specifically modified the terms of the Class MEP, Class M, and Class O Units held by those recipients. There was no direct correlation between the number of Class D and Class E Units granted and the number of Class MEP, Class M, and Class O Units replaced. The Company determined that the replaced Class MEP Units were probable of vesting and the replaced Class M and O Units were not probable of vesting. For the Class MEP Units, the expense required to be recognized for the new Class D and Class E Units will approximate the entire fair value of the replaced Class MEP Units. As such, the Company will not incur any additional compensation expense for this portion of the modification. For the Class M and Class O Units, the incremental fair value of the new Class D and Class E Units over the fair value of the replaced Class M and Class O Units will be recorded as additional compensation expense.

        Under the Seventh Amended LLC Agreement, 21CI now has ten classes of equity outstanding as of December 31, 2015: SFRO Preferred Units, Preferred Units, and Class A, D, E, G, M, MEP, N and O Units. None of the 21CI units receive any contractual right to any special dividends, nor are they convertible or exercisable into any other security. The Seventh Amended LLC Agreement does not provide for any sinking fund requirements or grant any unusual voting rights. In the event of a liquidation or a winding up of 21CI, 21CI's assets will be distributed to the various classes of equity in the order and priority set forth in the Seventh Amended LLC Agreement, subject to quarterly tax distributions. The other material terms of the Sixth LLC Agreement remain unchanged.

        For purposes of determining the compensation expense associated with the equity-based incentive plan grants, management valued the business enterprise using a variety of widely accepted valuation techniques, which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The Company then used the Hybrid Method ("HM") to determine the fair value of the equity units at the time of grant. The HM, as defined in the AICPA Accounting & Valuation Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation, is a combination of the probability-weighted expected return method ("PWERM") and the option pricing method ("OPM"), each applied based on specific facts and circumstances of the exit scenario and reliability of assumptions used to

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(21) Stock Option Plan and Restricted Stock Grants (Continued)

estimate fair value. Under the hybrid method, multiple exit/liquidity scenarios are weighted based on the probability of the scenarios occurrence, similar to the PWERM, while also utilizing the OPM to estimate the allocation of value in one or more of the scenarios.

        Under the PWERM, the value of the units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes (exits) as well as the rights of each unit class. In developing assumptions for the various exit scenarios, management considered the Company's ability to achieve certain growth and profitability milestones in order to maximize shareholder value at the time of potential exit. Management considers an initial public offering ("IPO") of the Company's stock to be one of the exit scenarios for the current shareholders, although sale or merger/acquisition are possible future exit options as well. For the scenarios, the enterprise value at exit was estimated based on a multiple of the Company's EBITDA for the fiscal year preceding the exit date.

        In the OPM framework, one of the variables or assumptions is the underlying equity or enterprise value of the Company. The enterprise value for the "Qualified Merger in FY 2024" scenario (i.e., the scenario in which the Company continues to operate as a private enterprise beyond FY 2019 with no clear exit strategy) was estimated based on a discounted cash flow analysis as well as guideline company market approach. The guideline companies were publicly-traded companies that were deemed comparable to the Company. The calculation of the discount rate (i.e., the weighted average cost of capital) utilized in the discounted cash flow analysis also leveraged market data of the same guideline companies. The OPM assumptions utilized by the Company were an expected term of 9.0 years, expected volatility of 45.7%, no expected dividends, and a risk-free rate of 1.95%, as well as various strike prices, or breakpoints calculated based on the waterfall distribution upon a liquidity event as stipulated in the shareholder agreement.

        For each scenario, management estimated probability factors based on the outlook of the Company and the industry as well as prospects for potential exit at the exit date based on information known or knowable as of the grant date. The probability-weighted unit values calculated at each potential exit date were present-valued to the grant date to estimate the per-unit value. The discount rate utilized in the present value calculation was the cost of equity calculated using the Capital Asset Pricing Model and based on the market data of the guideline companies as well as historical data published by Morningstar, Inc. For each scenario, the per unit values were adjusted for lack of marketability discount to conclude on unit value on a minority, non-marketable basis.

        The estimated fair value of the units, less an assumed forfeiture rate of 8.2% and 3.9%, for 2015 and 2014, respectively, is recognized in expense in the Company's consolidated financial statements over the requisite service period. The assumed forfeiture rate is based on an average historical forfeiture rate.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(21) Stock Option Plan and Restricted Stock Grants (Continued)

        The summary of equity unit option activity under the 2012, 2013 and 2015 Plans is presented below:

	Class MEP Units Outstanding	Weighted- Average Grant Date Fair Value	Class EMEP Units Outstanding	Weighted- Average Grant Date Fair Value	Class M Units Outstanding	Weighted- Average Grant Date Fair Value	Class O Units Outstanding	Weighted- Average Grant Date Fair Value	Class E Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at end of period
December 31, 2012	349,356	$3.32	90,743	$38.94	—	$—	—	$—	—	$—
Units granted	40,909	0.26	—	—	100,000	58.37	100,000	0.47	—	—
Units forfeited	(45,546)	3.32	(14,815)	38.94	—	—	—	—	—	—
Units vested	(271,095)	3.15	—	—	—	—	—	—	—	—
Units cancelled	—	—	(75,928)	38.94	—	—	—	—	—	—

Nonvested balance at end of period
December 31, 2013	73,624	$2.24	—	$—	100,000	$58.37	100,000	$0.47	—	$—
Units granted	—	—	—	—	—	—	—	—	—	—
Units forfeited	(19,375)	3.32	—	—	(33,500)	58.37	(27,194)	0.47	—	—
Units vested	(33,638)	2.65	—	—	—	—	—	—	—	—
Units cancelled	—	—	—	—	—	—	—	—	—	—

Nonvested balance at end of period
December 31, 2014	20,611	$0.55	—	$—	66,500	$58.37	72,806	$0.47	—	$—
Units granted	—	—	—	—	—	—	—	—	1,020,000	0.75
Units forfeited	—	—	—	—	(579)	58.37	(741)	0.47	(82,237)	0.75
Units vested	(14,557)	0.70	—	—	—	—	—	—	—	—
Units cancelled	—	—	—	—	(61,575)	58.37	(69,472)	0.47	—	—

Nonvested balance at end of period
December 31, 2015	6,054	$0.18	—	$—	4,346	$58.37	2,593	$0.47	937,763	$0.75

        Class D, Class N, and Class G Units have been excluded from the above table as only 10 units were granted under each class.

        As of December 31, 2015, there was approximately $245,000 of total unrecognized compensation expense related to the Class M Units, and Class O Units and approximately $626,000 and $645,000 of total unrecognized compensation expense related to the Class D Units and Class E Units, respectively. The Class D, E, G, M, N and O Unit compensation will be recognized upon the sale of the Company or an initial public offering. Under the terms of the incentive unit grant agreements governing the grants of the unit classes, in the event of an initial public offering of the Company's common stock, holders have certain rights to receive shares of restricted common stock of the Company in exchange for their incentive units.

        The Company recorded $8,000, $0.1 million and $0.6 million of stock-based compensation expense related to all plans for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in salaries and benefits in the consolidated statements of operations and comprehensive loss.

        As of December 31, 2015, 320,219 Class MEP Units were vested out of the 326,273 total Class MEP Units outstanding. The remaining classes of units did not have any vested units as of this date. Further, no units of any class were exercisable as of this date as the relevant qualifying event for each class had not yet occurred (i.e., a sale of the Company or an initial public offering).

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(21) Stock Option Plan and Restricted Stock Grants (Continued)

Forfeiture Terms

        The following table summarizes the percentage of units that will be forfeited for each unit class upon the occurrence of certain events:

Event	Class MEP	Class M	Class O	Class E	Class D	Class N	Class G
Termination—without cause	Note (1)	—%	—%	100% (2)	—%	—%	—%
Termination—with cause	100%	100%	100%	100%	100%	100%	100%
Voluntary resignation—with good reason	Note (1)	—%	—%	100% (2)	—%	—%	100%
Voluntary resignation—without good reason (including retirement)	Note (1)	100%	100%	100%	100%	50%	50%
Prohibited activity	100%	100%	100%	100%	100%	100%	100%

Note (1)—Class MEP Units vest according to a service schedule. Termination without cause or resignation for good reason accelerates unvested units. Voluntary resignation by the holder without good reason results in forfeiture of unvested units.

Note (2)—Class E Units granted to Daniel E. Dosoretz will not be forfeited upon occurrence of these events.

Class D and Class E Bonus Plans

        On October 7, 2015, the Company adopted the Class D and Class E Bonus Plans (each, a "Bonus Plan," and collectively, the "Bonus Plans") to provide certain employees and other service providers of 21CI and its affiliates (including the Company) with an opportunity to receive additional compensation based on the Equity Value (as defined in the Bonus Plans and described in general terms below) of 21CI in connection with a Company Sale or Public Offering (as defined in the Bonus Plans). Upon the first to occur between a Company Sale and a Public Offering, the following bonus pools will be established:

  •
  With regard to the Class D Bonus Plan, a bonus pool will be established equal in value to five percent of the Equity Value of 21CI in excess of $19,000,000 and up to $210,500,000 (i.e. a maximum bonus pool of $9,575,000).

  •
  With regard to the Class E Bonus Plan, a bonus pool will be established equal in value to six percent of the Equity Value of 21CI in excess of $169,000,000 and up to $210,500,000 (i.e. a maximum bonus pool of $2,490,000).

        A participant in a Bonus Plan will participate in the applicable bonus pool based on his or her award percentage.

        Payment of awards under the Bonus Plans generally will be made as follows:

  •
  If the applicable liquidity event is a Company Sale, payment of awards under each of the Bonus Plans generally will be made in cash within the thirty days following consummation of the Company Sale. However, the Company reserves the right, under each of the Bonus Plans, to

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(21) Stock Option Plan and Restricted Stock Grants (Continued)

    make payment in the same form as the proceeds received by 21CI and its equity holders in connection with the Company Sale, if such Company Sale proceeds do not consist of all cash.

  •
  If the applicable liquidity event is a Public Offering, (i) one-third of the award will be paid within the forty-five days following the effective date of the Public Offering and (ii) the remaining two-thirds of the award will be payable in two equal annual installments on each of the first and second anniversaries of the effective date of the Public Offering. Payment of the award may be made in cash, stock or a combination thereof, as determined by the applicable Bonus Plan administrative committee in its sole discretion.

        Unless otherwise set forth in an award agreement, the right to receive payment under the Bonus Plans is subject to a participant's continued employment with 21CI or its affiliates through the date of payment.

        For purposes of the Bonus Plans, the term "Equity Value" generally refers to: (i) if the applicable liquidity event is a Company Sale, the aggregate fair market value of the cash and non-cash proceeds received by 21CI and its equity holders in connection with the Company Sale or (ii) if the applicable liquidity event is a Public Offering, the aggregate fair market value of 100% of the common stock of the Company assuming 100% of the common stock was sold in the Public Offering at the per share opening price of the common stock issued in the Public Offering on the effective date of the Public Offering.

        As of December 31, 2015, there was approximately $1.4 million in unrecognized compensation expense related to the Bonus Plans. The Bonus Plans compensation expense will be recognized upon the sale of the Company or a Public Offering.

(22) Related Party Transactions

        The Company leases certain of its treatment centers and other properties from partnerships, which are majority owned by related parties. The leases are classified in the accompanying consolidated financial statements as either operating leases or as finance obligations pursuant to ASC 840, Leases. These related party leases have expiration dates through December 31, 2028, and they provide for annual payments and executory costs, ranging from approximately $58,000 to $0.7 million. The aggregate payments the Company made to the entities owned by these related parties were approximately $12.4 million, $20.0 million and $18.7 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

        The Company is a participating provider in an oncology network, which is partially owned by a related party. The Company provides oncology services to members of the network. Annual payments received by the Company for the services were approximately $2.4 million, $1.3 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amounts due to the Company under this arrangement total approximately $0.2 million and $0.3 million as of December 31, 2015 and 2014, respectively.

        During the year ended December 31, 2015, the Company entered into a management agreement with a multi-disciplinary physician practice owned by related parties to provide management and monitoring services related to the physician practice's Accountable Care Organization arrangement.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(22) Related Party Transactions (Continued)

Amounts due to the Company under this arrangement total approximately $15,000 as of December 31, 2015.

        The Company has a wholly owned subsidiary construction company that provides remodeling and real property improvements at certain of its facilities. In addition, the construction company is frequently engaged to build and construct facilities for leasing entities that are owned by related parties. Payments received by the Company for building and construction fees were approximately $0.6 million, $1.3 million and $4.6 million, for the years ended December 31, 2015, 2014 and 2013, respectively. Amounts due to the Company for the construction services were approximately $0.1 million and $0.2 million at December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Company purchased a construction project from these related parties for approximately $0.7 million. The Company subsequently completed the construction project and is utilizing the project in its operations. The purchase price was equal to the accumulated construction costs incurred by the related parties.

        The Company has purchased medical malpractice insurance from an insurance company owned by a related party. The period of coverage runs annually from November to October. The premium payments made by the Company were approximately $4.4 million, $8.9 million and $4.1 million, for the years ended December 31, 2015, 2014 and 2013, respectively. In November 2015, the Company renewed its medical malpractice insurance coverage with a third party insurance carrier.

        In California, Delaware, Maryland, Massachusetts, Michigan, Nevada, New York, North Carolina and Washington, the Company maintains administrative services agreements with professional corporations owned by related parties, who are licensed to practice medicine in such states. The Company entered into these agreements in order to comply with the laws of such states, which prohibit the Company from employing physicians. The agreements generally obligate the Company to provide treatment center facilities, staff, equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting, and assistance in marketing services. Fees paid to the Company by such professional corporations under the agreements were approximately $64.0 million, $73.2 million and $66.0 million, for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts have been eliminated in consolidation.

        On February 22, 2008, the Company entered into a management agreement with Vestar Capital Partners V, L.P. (Vestar) relating to certain advisory and consulting services for an annual fee equal to the greater of (i) $850,000 or (ii) an amount equal to 1.0% of the Company's consolidated earnings before interest, taxes, depreciation, and amortization for each fiscal year determined as set forth in the Senior Credit Facility. As part of the management agreement, the Company agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages, and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate upon such time that Vestar and its partners and their respective affiliates hold, directly, or indirectly in the aggregate, less than 20% of the voting power of the outstanding voting stock of the Company. During the years ended December 31, 2015, 2014 and 2013, the Company paid approximately $1.6 million, $1.1 million and $0.9 million, respectively, of management fees and expenses under such agreement. Amounts due to Vestar for these services were approximately $0.8 million and $0.7 million at December 31, 2015 and 2014, respectively and are recorded in accrued expenses in the consolidated balance sheets.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(23) Segment and Geographic information

        Financial information by geographic segment is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total revenues:
U.S. Domestic	$961,286	$926,960	$646,599
International	117,941	91,222	82,324

Total	$1,079,227	$1,018,182	$728,923

Facility gross profit:
U.S. Domestic	$243,684	$248,868	$159,714
International	64,672	46,900	41,014

Total	$308,356	$295,768	$200,728

Depreciation and amortization:
U.S. Domestic	$83,189	$81,444	$60,563
International	5,851	5,139	4,533

Total	$89,040	$86,583	$65,096

Capital expenditures:*
U.S. Domestic	$43,177	$61,243	$38,626
International	3,032	16,090	5,079

Total	$46,209	$77,333	$43,705

*
includes capital lease obligations and accounts payable related to capital expenditures

        Facility gross profit is defined as total revenues less cost of revenues.

(in thousands):	December 31, 2015	December 31, 2014
Total assets:
U.S. Domestic	$1,006,958	$1,018,035
International	121,286	135,409

Total	$1,128,244	$1,153,444

Property and equipment:
U.S. Domestic	$213,442	$239,203
International	25,143	30,367

Total	$238,585	$269,570

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$511,182	$489,434
International	57,613	68,510

Total	$568,795	$557,944

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(23) Segment and Geographic information (Continued)

        Total revenues attributable to the Company's operations in Argentina were $90.3 million, $68.7 million and $64.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Property and equipment attributable to the Company's operations in Argentina was $8.6 million and $12.5 million as of December 31, 2015 and 2014, respectively.

        The reconciliation of the Company's reportable segment profit and loss is as follows (in thousands):

	Years ended December 31,
(in thousands):	2015	2014	2013
Facility gross profit	$308,356	$295,768	$200,728
Less:
General and administrative expenses	174,791	135,819	107,395
General and administrative salaries	113,918	114,064	89,655
General and administrative depreciation and amortization	15,772	17,299	12,432
Provision for doubtful accounts	14,526	19,253	12,146
Interest expense, net	98,075	113,279	86,747
(Gain) loss on the sale/disposal of property and equipment	(751)	119	336
Gain on BP settlement	(7,495)	—	—
Gain on insurance recoveries	(1,655)	—	—
Impairment loss	—	229,526	—
Early extinguishment of debt	37,390	8,558	—
Equity IPO expenses	—	4,905	—
Fair value adjustment of noncontrolling interest and earn-out liabilities	(1,811)	1,627	130
Fair value adjustment of embedded derivative	(17,919)	837	—
Loss on sale-leaseback transaction	—	135	313
Gain on the sale of an interest in a joint venture	—	—	(1,460)
Foreign currency transaction loss	904	678	1,138
Gain on foreign currency derivative contracts	—	(4)	467

Loss before income taxes and equity interest in net income (loss) of joint ventures	$(117,389)	$(350,327)	$(108,571)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(24) Unaudited Quarterly Financial Information

        The quarterly financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein.

	2015
(in thousands):	December 31,	September 30,	June 30,	March 31,
		Restated	Restated	Restated
Total revenues	$263,124	$262,257	$278,213	$275,633
Net income (loss)	7,029	(55,246)	(64,217)	(14,408)
Net income (loss) attributable to 21st Century Oncology Holdings, Inc. shareholder	5,632	(57,776)	(66,038)	(16,667)

	2014
(in thousands):	December 31,	September 30,	June 30,	March 31,
Total revenues	$266,587	$256,019	$263,238	$232,338
Net loss	(28,266)	(87,175)	(207,358)	(29,897)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(28,341)	(87,883)	(210,238)	(30,829)

        The quarters ended September 30, 2014, and June 30, 2014, include non-cash goodwill impairment expense of $46.3 million and $182.0 million, respectively.

        In connection with the preparation of the consolidated financial statements for the fiscal year ended December 31, 2015, the Company identified errors in its previously issued financial statements for the interim periods ended March 31, 2015, June 30, 2015 and September 30, 2015. In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality ("SAB 99"), management assessed the materiality of these errors and concluded that they were material to the Company's financial statements for these periods. The Company restated its financial statements for each respective period to correct these errors. The following is a description of the corrections:

Revenue Recognition

        The Company generally recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition ("ASC 605"). Accordingly, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. MDL Argentina recognizes revenue at invoicing when it cannot conclude that criteria (ii) or (iii) have been met at an earlier point.

        Specifically, the Company has determined that MDL Argentina needs to defer revenue recognition on all of its revenue until there is evidence that services have been rendered and that the fee is fixed or determinable, which generally occurs when the invoicing process is complete (negotiations, as applicable, with the insurance company are also complete at invoicing). Accordingly, the Company has determined that net patient revenue should be recognized at invoicing to the insurer.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(24) Unaudited Quarterly Financial Information (Continued)

        Accordingly, Management has determined that revenue related to treatments should be recognized on a full deferral method at invoicing to the insurer.

Medical Malpractice

        The Company has determined that its medical malpractice liabilities and recoveries were not appropriately accounted for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 in accordance with ASC 954, Health Care Entities, and ASC 720, Other Expenses. Errors occurred in establishing the Company's medical malpractice liability. The Company's method of calculating the medical malpractice liability resulted in the misapplication of GAAP, which caused it to make adjustments in the restated consolidated financial statements. Specifically, (1) an actuarial estimate of estimated future case development was required in addition to the case reserves we established on a claim by claim basis for open reported claims; (2) the removal of policy limits was required for the actuarial calculation of the liability; (3) certain physicians were excluded from the valuation, for which the Company has a medical malpractice liability risk; and (4) the correction of the classification of the medical malpractice liability between short and long term.

  Restatement Tax Impacts

        As part of the Restatement process, the Company recorded a value added tax liability associated with intercompany charges for headquarter services in MDL for transfer pricing.

        The Company has recorded tax adjustments to reflect the impacts of the Restatement and to correct errors related to its tax provision including accruals for uncertain tax positions.

        In addition to the above adjustments, the Company has also corrected the presentation of tax matters related to leasing transactions and due diligence related matters.

Other Adjustments

        The Company has also corrected errors for certain accruals and other items, each of which had a corresponding effect to various financial statement line items for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015. See below for a list of correcting adjustments recorded by the Company:

  •
  Foreign currency translation matters—The Company analyzed the use of the U.S. dollar as the functional currency for its entities in the Dominican Republic and Guatemala since their respective acquisition dates. It was determined that errors occurred due to incorrectly using the U.S. dollar as the functional currency which should have been the local currency and has recorded correcting entries to adjust the foreign currency translation accordingly.

  •
  Embedded Derivatives—The Company recorded fair value adjustments to embedded derivatives and other financial instruments associated with the CPPIB transaction.

  •
  Non-controlling Interest—The Company corrected the classification of SFRO non-controlling interest;

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(24) Unaudited Quarterly Financial Information (Continued)

  •
  Inventory and Other assets—The Company has corrected the classification of spare parts previously classified as inventory to other assets as the spare parts do not meet the definition of inventory under ASC 330-10-20.

  •
  Preferred Stock Accretion—The Company adjusted the accretion of the discount on preferred stock to properly reflect the effective interest method.

  •
  Straight-Line Rent—The Company corrected an error in the calculation of straight-line rent.

        The above corrections have adjusted various accounts within the consolidated balance sheets and statement of operations and comprehensive loss.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(24) Unaudited Quarterly Financial Information (Continued)

        The tables below summarize the effects of the Restatement adjustments on the condensed consolidated balance sheets as of September 30, 2015, June 30, 2015 and March 31, 2015 (in thousands):

	September 30, 2015
	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,793	$(68)	$47,725
Restricted cash	80	194	274
Marketable securities	622	—	622
Accounts receivable, net	149,224	(12,433)	136,791
Prepaid expenses	9,381	372	9,753
Inventories	5,162	(1,437)	3,725
Income taxes receivable	—	4,738	4,738
Deferred income taxes	191	1,544	1,735
Other	8,056	3,121	11,177

Total current assets	220,509	(3,969)	216,540
Equity investments in joint ventures	1,236	—	1,236
Property and equipment, net	249,392	(2,115)	247,277
Real estate subject to finance obligation	11,625	—	11,625
Goodwill	492,084	6,435	498,519
Intangible assets, net	74,434	(322)	74,112
Other assets	49,282	12,298	61,580

Total assets	$1,098,562	$12,327	$1,110,889

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$59,397	$5,249	$64,646
Accrued expenses	140,061	9,920	149,981
Income taxes payable	1,814	(136)	1,678
Current portion of long-term debt	30,858	—	30,858
Current portion of finance obligation	481	—	481
Other current liabilities	6,484	1,465	7,949

Total current liabilities	239,095	16,498	255,593
Long-term debt, less current portion	1,009,196	—	1,009,196
Finance obligation, less current portion	12,057	—	12,057
Embedded derivative features of Series A convertible redeemable preferred stock	27,339	—	27,339
Other long-term liabilities	39,861	22,741	62,602
Deferred income taxes	3,716	792	4,508

Total liabilities	1,331,264	40,031	1,371,295
Series A convertible redeemable preferred stock	370,478	—	370,478
Noncontrolling interests—redeemable	19,934	—	19,934
Commitments and contingencies
Equity:
Common stock	—	—	—
Additional paid-in capital	599,733	(1,467)	598,266
Retained deficit	(1,204,171)	(27,762)	(1,231,933)
Accumulated other comprehensive loss, net of tax	(45,008)	2,686	(42,322)

Total 21st Century Oncology Holdings, Inc. shareholder's deficit	(649,446)	(26,543)	(675,989)
Noncontrolling interests—nonredeemable	26,332	(1,161)	25,171

Total deficit	(623,114)	(27,704)	(650,818)

Total liabilities and deficit	$1,098,562	$12,327	$1,110,889

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(24) Unaudited Quarterly Financial Information (Continued)

	June 30, 2015			March 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,082	$(124)	$61,958	$78,184	$(211)	$77,973
Restricted cash	3,050	193	3,243	7,865	233	8,098
Accounts receivable, net	163,117	(17,730)	145,387	153,619	(15,143)	138,476
Prepaid expenses	11,792	928	12,720	9,115	1,479	10,594
Inventories	4,414	(1,413)	3,001	4,355	(1,413)	2,942
Income taxes receivable	—	4,537	4,537	—	3,996	3,996
Deferred income taxes	146	1,544	1,690	193	1,544	1,737
Other	8,506	2,510	11,016	7,821	1,256	9,077

Total current assets	253,107	(9,555)	243,552	261,152	(8,259)	252,893
Equity investments in joint ventures	1,251	—	1,251	1,615	—	1,615
Property and equipment, net	260,065	(1,912)	258,153	268,630	(1,332)	267,298
Real estate subject to finance obligation	11,556	—	11,556	10,849	—	10,849
Goodwill	492,724	6,610	499,334	492,868	6,750	499,618
Intangible assets, net	77,830	(313)	77,517	81,253	(308)	80,945
Other assets	50,498	12,832	63,330	35,040	12,329	47,369

Total assets	$1,147,031	$7,662	$1,154,693	$1,151,407	$9,180	$1,160,587

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$60,161	$5,831	$65,992	$65,207	$4,773	$69,980
Accrued expenses	101,108	9,130	110,238	102,308	7,744	110,052
Income taxes payable	3,621	(2,118)	1,503	3,792	(2,035)	1,757
Current portion of long-term debt	30,890	—	30,890	25,088	—	25,088
Current portion of finance obligation	277	—	277	257	—	257
Other current liabilities	8,739	1,562	10,301	20,787	1,220	22,007

Total current liabilities	204,796	14,405	219,201	217,439	11,702	229,141
Long-term debt, less current portion	999,679	—	999,679	935,664	—	935,664
Finance obligation, less current portion	12,197	—	12,197	11,490	—	11,490
Embedded derivative features of Series A convertible redeemable preferred stock	22,402	3,580	25,982	17,185	3,355	20,540
Other long-term liabilities	44,694	32,118	76,812	53,340	22,195	75,535
Deferred income taxes	3,598	704	4,302	4,002	608	4,610

Total liabilities	1,287,366	50,807	1,338,173	1,239,120	37,860	1,276,980
Series A convertible redeemable preferred stock	378,471	(26,277)	352,194	353,388	(18,757)	334,631
Noncontrolling interests—redeemable	68,794	(49,000)	19,794	55,078	(35,464)	19,614
Commitments and contingencies
Equity:
Common stock	—	—	—	—	—	—
Additional paid-in capital	576,083	23,272	599,355	601,162	15,753	616,915
Retained deficit	(1,147,267)	(26,888)	(1,174,155)	(1,082,729)	(25,387)	(1,108,116)
Accumulated other comprehensive loss, net of tax	(42,735)	2,365	(40,370)	(40,882)	2,076	(38,806)

Total 21st Century Oncology Holdings, Inc. shareholder's deficit	(613,919)	(1,251)	(615,170)	(522,449)	(7,558)	(530,007)
Noncontrolling interests—nonredeemable	26,319	33,383	59,702	26,270	33,099	59,369

Total deficit	(587,600)	32,132	(555,468)	(496,179)	25,541	(470,638)

Total liabilities and deficit	$1,147,031	$7,662	$1,154,693	$1,151,407	$9,180	$1,160,587

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(24) Unaudited Quarterly Financial Information (Continued)

        The tables below summarize the effects of the Restatement adjustments on the condensed consolidated statements of operations and comprehensive loss for the three month periods ended September 30, 2015, June 30, 2015 and March 31, 2015 (in thousands):

	September 30, 2015
	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Net patient service revenue	$239,606	$4,162	$243,768
Management fees	14,180	—	14,180
Other revenue	4,199	110	4,309

Total revenues	257,985	4,272	262,257
Expenses:
Salaries and benefits	142,640	—	142,640
Medical supplies	22,498	—	22,498
Facility rent expenses	16,821	162	16,983
Other operating expenses	16,049	(97)	15,952
General and administrative expenses	68,236	70	68,306
Depreciation and amortization	22,479	(40)	22,439
Provision for doubtful accounts	5,651	(34)	5,617
Interest expense, net	23,724	47	23,771
(Gain) loss on the sale/disposal of property and equipment	—	100	100
Gain on BP settlement	(5,796)	—	(5,796)
Gain on insurance recoveries	—	—	—
Fair value adjustment of earn-out liabilities	(3,723)	3,735	12
Fair value adjustment of embedded derivatives and other financial instruments	2,363	(576)	1,787
Loss on foreign currency transactions	337	(4)	333

Total expenses	311,279	3,363	314,642

Loss before income taxes and equity interest in net income (loss) of joint ventures	(53,294)	909	(52,385)
Income tax expense (benefit)	1,152	1,699	2,851

Net loss before equity interest in net income (loss) of joint ventures	(54,446)	(790)	(55,236)
Equity interest in net income (loss) of joint ventures, net of tax	—	(10)	(10)

Net loss	(54,446)	(800)	(55,246)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(2,458)	(72)	(2,530)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(56,904)	(872)	(57,776)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(2,688)	273	(2,415)

Other comprehensive loss	(2,688)	273	(2,415)

Comprehensive loss	(57,134)	(527)	(57,661)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	(2,043)	(24)	(2,067)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(59,177)	$(551)	$(59,728)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(24) Unaudited Quarterly Financial Information (Continued)

	June 30, 2015			March 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Net patient service revenue	$263,380	$(5,526)	$257,854	$256,757	$(2,502)	$254,255
Management fees	15,211	—	15,211	15,870	—	15,870
Other revenue	6,618	(1,470)	5,148	5,856	(348)	5,508

Total revenues	285,209	(6,996)	278,213	278,483	(2,850)	275,633
Expenses:
Salaries and benefits	147,397	—	147,397	146,959	—	146,959
Medical supplies	24,774	—	24,774	26,291	—	26,291
Facility rent expenses	16,922	95	17,017	16,875	(54)	16,821
Other operating expenses	16,073	22	16,095	14,924	24	14,948
General and administrative expenses	43,776	285	44,061	28,910	64	28,974
Depreciation and amortization	22,242	(38)	22,204	22,569	(437)	22,132
Provision for doubtful accounts	3,753	—	3,753	4,468	(155)	4,313
Interest expense, net	24,326	52	24,378	25,687	—	25,687
(Gain) loss on the sale/disposal of property and equipment	—	81	81	—	(384)	(384)
Gain on insurance recoveries	—	(1,364)	(1,364)	—	—	—
Early extinguishment of debt	37,390	—	37,390	—	—	—
Fair value adjustment of earn-out liabilities	2,745	(3,735)	(990)	460	—	460
Fair value adjustment of embedded derivatives and other financial instruments	5,217	225	5,442	1,342	351	1,693
Loss on foreign currency transactions	(31)	(3)	(34)	242	(4)	238

Total expenses	344,584	(4,380)	340,204	288,727	(595)	288,132

Loss before income taxes and equity interest in net income (loss) of joint ventures	(59,375)	(2,616)	(61,991)	(10,244)	(2,255)	(12,499)
Income tax expense (benefit)	3,088	(674)	2,414	2,690	(757)	1,933

Net loss before equity interest in net income (loss) of joint ventures	(62,463)	(1,942)	(64,405)	(12,934)	(1,498)	(14,432)
Equity interest in net income (loss) of joint ventures, net of tax	—	188	188	—	24	24

Net loss	(62,463)	(1,754)	(64,217)	(12,934)	(1,474)	(14,408)
Net income attributable to noncontrolling interests—redeemable and non-redeemable	(2,075)	254	(1,821)	(2,308)	49	(2,259)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(64,538)	(1,500)	(66,038)	(15,242)	(1,425)	(16,667)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(2,062)	256	(1,806)	(2,435)	242	(2,193)

Other comprehensive loss	(2,062)	256	(1,806)	(2,435)	242	(2,193)

Comprehensive loss	(64,525)	(1,498)	(66,023)	(15,369)	(1,232)	(16,601)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	(1,866)	286	(1,580)	(2,065)	113	(1,952)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(66,391)	$(1,212)	$(67,603)	$(17,434)	$(1,119)	$(18,553)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(24) Unaudited Quarterly Financial Information (Continued)

        The tables below summarize the effects of the Restatement adjustments on the condensed consolidated statements of cash flows for the respective year to date periods ended September 30, 2015, June 30, 2015 and March 31, 2015 (in thousands):

	September 30, 2015
	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(129,843)	$(4,027)	$(133,870)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities:
Depreciation and amortization	67,290	(515)	66,775
Deferred rent expense	153	203	356
Deferred income taxes	(773)	(139)	(912)
Stock-based compensation	6	—	6
Provision for doubtful accounts	13,872	(189)	13,683
(Gain) loss on the sale/disposal of property and equipment	(143)	(60)	(203)
Gain on the sale of marketable securities	(2)	—	(2)
Early extinguishment of debt	37,390	—	37,390
Loss on foreign currency transactions	298	—	298
Fair value adjustment of noncontrolling interest and earn-out liabilities	(518)	—	(518)
Fair value adjustment of embedded derivatives and other financial instruments	8,922	—	8,922
Amortization of debt discount	1,228	—	1,228
Amortization of loan costs	3,675	—	3,675
Paid in kind interest on notes payable	370	—	370
Equity interest in net (earnings) loss of joint ventures	(202)	—	(202)
Distribution received from unconsolidated joint ventures	106	—	106
Pension plan contributions	—	(1,756)	(1,756)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(33,058)	(1,219)	(34,277)
Income taxes payable	(109)	544	435
Inventories	(624)	—	(624)
Prepaid expenses	2,192	—	2,192
Accounts payable	3,921	579	4,500
Accrued deferred compensation	1,057	—	1,057
Accrued expenses / other liabilities	58,134	6,558	64,692

Net cash provided by operating activities	33,342	(21)	33,321
Cash flows from investing activities
Purchase of property and equipment	(33,595)	—	(33,595)
Acquisition of medical practices	(33,064)	—	(33,064)
Restricted cash associated with medical practice acquisitions	6,970	39	7,009
Proceeds from the sale of property and equipment	1,143	—	1,143
Purchase of marketable securities	(4,633)	—	(4,633)
Sale of marketable securities	4,013	—	4,013
Repayments from (loans to) employees	353	—	353
Distribution received from joint venture entities	496	—	496
Company owned life insurance policies	(1,015)	—	(1,015)
Change in other assets and other liabilities	45	—	45

Net cash used in investing activities	(59,287)	39	(59,248)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(24) Unaudited Quarterly Financial Information (Continued)

	September 30, 2015
	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of debt	972,851	—	972,851
Principal repayments of debt	(921,871)	—	(921,871)
Repayments of finance obligation	(168)	—	(168)
Proceeds from issuance of noncontrolling interest	743	—	743
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	3,230	—	3,230
Purchase of noncontrolling interest—non-redeemable	(16,233)	—	(16,233)
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(4,072)	—	(4,072)
Payments for contingent considerations	(8,537)	—	(8,537)
Payment of call premium on long-term debt	(24,877)	—	(24,877)
Payments of loan costs	(26,481)	—	(26,481)

Net cash (used in) provided by financing activities	(25,415)	—	(25,415)

Effect of exchange rate changes on cash and cash equivalents	(14)	(1)	(15)
Net (decrease) increase in cash and cash equivalents	(51,374)	17	(51,357)
Cash and cash equivalents, beginning of period	99,167	(85)	99,082

Cash and cash equivalents, end of period	$47,793	$(68)	$47,725

Supplemental disclosure of non-cash investing and financing activities
Finance obligation related to real estate projects	$844	$—	$844

Derecognition of finance obligation related to real estate projects	$12,215	$—	$12,215

Capital lease obligations related to the purchase of equipment	$2,408	$—	$2,408

Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$665	$—	$665

Change in earn-out liabilities	$13,572	$—	$13,572

Assumed debt obligations related to the acquisition of medical practices	$290	$—	$290

Amounts payable to sellers in the purchase of a medical practice	$150	$—	$150

Amounts payable for related deferred financing costs	$35	$(35)	$—

Noncash dividend declared to noncontrolling interest	$56	$—	$56

Issuance of notes payable relating to the purchase of SFRO noncontrolling interest	$14,560	$—	$14,560

Issuance of equity units relating to the purchase of SFRO noncontrolling interest	$14,500	$—	$14,500

Accrued dividends on Series A convertible preferred stock, accrued at effective rate	$29,828	$5,907	$35,735

Accretion of redemption value on Series A convertible preferred stock	$14,728	$2,916	$17,644

Change in additional paid-in capital from sale/purchase of interest in subsidiaries	$3,780	$(1,465)	$2,315

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(24) Unaudited Quarterly Financial Information (Continued)

	June 30, 2015			March 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(75,397)	$(3,227)	$(78,624)	$(12,934)	$(1,474)	$(14,408)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities:
Depreciation	38,331	(475)	37,856	19,324	(432)	18,892
Amortization	6,480	—	6,480	3,245	(5)	3,240
Deferred rent expense	338	41	379	219	(54)	165
Deferred income taxes	(781)	(28)	(809)	(437)	—	(437)
Stock-based compensation	5	—	5	1	—	1
Provision for doubtful accounts	8,221	(155)	8,066	4,468	(155)	4,313
(Gain) loss on the sale/disposal of property and equipment	(243)	(60)	(303)	(324)	(60)	(384)
Early extinguishment of debt	37,390	—	37,390	—	—	—
Loss on foreign currency transactions	38	—	38	145	(4)	141
Fair value adjustment of noncontrolling interest and earn-out liabilities	3,205	(3,735)	(530)	460	—	460
Fair value adjustment of embedded derivatives and other financial instruments	6,559	576	7,135	1,342	351	1,693
Amortization of debt discount	746	—	746	446	—	446
Amortization of loan costs	2,630	—	2,630	1,455	—	1,455
Equity interest in net (earnings) loss of joint ventures	(212)	—	(212)	(24)	—	(24)
Distribution received from unconsolidated joint ventures	106	—	106	53	—	53
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(37,921)	3,284	(34,637)	(22,421)	(24)	(22,445)
Income taxes payable	1,649	(1,303)	346	1,720	(672)	1,048
Inventories	124	—	124	183	—	183
Prepaid expenses	(1,003)	—	(1,003)	550	73	623
Accounts payable	2,395	1,161	3,556	4,057	49	4,106
Accrued deferred compensation	686	—	686	393	—	393
Accrued expenses / other liabilities	19,690	3,843	23,533	20,818	2,287	23,105

Net cash provided by operating activities	13,036	(78)	12,958	22,739	(120)	22,619
Cash flows from investing activities
Purchase of property and equipment	(25,753)	—	(25,753)	(12,265)	66	(12,199)
Acquisition of medical practices	(25,611)	(3,647)	(29,258)	(25,965)	—	(25,965)
Restricted cash associated with medical practice acquisitions	4,001	39	4,040	(814)	(1)	(815)
Proceeds from the sale of property and equipment	1,122	—	1,122	1,103	—	1,103
Repayments from (loans to) employees	160	—	160	(45)	(72)	(117)
Purchase of noncontrolling interest—non-redeemable	(1,233)	1,233	—	(1,233)	1,233	—
Company owned life insurance policies	(670)	—	(670)	(321)	—	(321)
Change in other assets and other liabilities	(156)	—	(156)	(62)	—	(62)

Net cash used in investing activities	(48,140)	(2,375)	(50,515)	(39,602)	1,226	(38,376)

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(24) Unaudited Quarterly Financial Information (Continued)

	June 30, 2015			March 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of debt	970,618	—	970,618	2,863	—	2,863
Principal repayments of debt	(911,717)	—	(911,717)	(9,902)	1	(9,901)
Repayments of finance obligation	(136)	—	(136)	(84)	—	(84)
Proceeds from issuance of noncontrolling interest	743	—	743	743	—	743
Proceeds from noncontrolling interest holders—redeemable and non-redeemable	3,230	—	3,230	3,230	—	3,230
Purchase of noncontrolling interest—non-redeemable	—	(1,233)	(1,233)	—	(1,233)	(1,233)
Cash distributions to noncontrolling interest holders—redeemable and non-redeemable	(2,022)	—	(2,022)	(964)	—	(964)
Payments for contingent considerations	(12,184)	3,647	(8,537)	—	—	—
Payment of call premium on long-term debt	(24,877)	—	(24,877)	—	—	—
Payments of loan costs	(25,626)	—	(25,626)	—	—	—

Net cash (used in) provided by financing activities	(1,971)	2,414	443	(4,114)	(1,232)	(5,346)

Effect of exchange rate changes on cash and cash equivalents	(10)	—	(10)	(6)	—	(6)
Net (decrease) increase in cash and cash equivalents	(37,085)	(39)	(37,124)	(20,983)	(126)	(21,109)
Cash and cash equivalents, beginning of period	99,167	(85)	99,082	99,167	(85)	99,082

Cash and cash equivalents, end of period	$62,082	$(124)	$61,958	$78,184	$(211)	$77,973

Supplemental disclosure of non-cash investing and financing activities
Finance obligation related to real estate projects	$782	$—	$782	$3	$—	$3

Derecognition of finance obligation related to real estate projects	$12,215	$—	$12,215	$12,215	$—	$12,215

Capital lease obligations related to the purchase of equipment	$582	$—	$582	$—	$—	$—

Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$1,265	$—	$1,265	$4,586	$—	$4,586

Change in earn-out liabilities	$1,258	$—	$1,258	$1,258	$—	$1,258

Assumed debt obligations related to the acquisition of medical practices	$290	$—	$290	$290	$—	$290

Amounts payable for related deferred financing costs	$855	$—	$855	$—	$—	$—

Noncash dividend declared to noncontrolling interest	$10	$—	$10	$—	$—	$—

Noncash issuance of noncontrolling interest	$496	$(496)	$—	$—	$—	$—

Accrued dividends on Series A convertible preferred stock, accrued at effective rate	$45,534	$(8,888)	$36,646	$22,483	$(9,798)	$12,685

Accretion of redemption value on Series A convertible preferred stock	$4,011	$(2,592)	$1,419	$1,979	$2,974	$4,953

Change in additional paid-in capital from sale/purchase of interest in subsidiaries	$378	$—	$378	$378	$—	$378

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

(25) Subsequent Events

Greenville, North Carolina

        On January 1, 2016, the Company contributed its Greenville, North Carolina treatment center operations into a newly formed joint venture ("Newco"). Simultaneously, a local hospital system contributed its Greenville, North Carolina treatment center operations into Newco and purchased additional ownership interests from the Company for approximately $6.2 million. As a result of the transaction, the Company owns 50% of Newco. In addition, the Company determined it does not control Newco as of January 1, 2016 and deconsolidated the operations of its Greenville, North Carolina treatment center as of the transaction date. The Company recorded a preliminary gain on disposal of its Greenville location of $12.6 million.

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
2.2
Securities Contribution and Purchase Agreement, dated as of July 2, 2015, by and among 21C East Florida, LLC, 21st Century Oncology Investments, LLC, Kishore Dass, M.D., Ben Han, M.D., Rajiv Patel and SFRO Holdings, LLC, incorporated by reference to Exhibit 2.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on July 8, 2015.*
3.1
Amended and Restated Articles of Incorporation of 21st Century Oncology, Inc. (formerly known as Radiation Therapy Services, Inc.), incorporated herein by reference to Exhibit 3.1 to 21st Century Oncology Holdings, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
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
4.2	Form of 11 3/4% Senior Secured Notes due 2017 (included in Exhibit 4.1).

Exhibit Number	Description
4.3	First Supplemental Indenture, dated as of November 19, 2013, by and among Southern New England Regional Cancer Center, LLC, Palms West Radiation Therapy, L.L.C., OnCure Holdings, Inc., each other then existing guarantor named therein and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.19 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.
4.4
Second Supplemental Indenture, dated as of March 9, 2015, by and among 21st Century Oncology of Washington, LLC, OnCure Holdings, Inc., each other then existing guarantor named therein and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.20 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.
4.5
Third Supplemental Indenture dated as of April 28, 2015, among OnCure Holdings, Inc. and Wilmington Trust, National Association, as trustee and collateral agent, incorporated by reference to Exhibit 4.3 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on May 4, 2015.
4.6
Certificate of Designations, dated September 26, 2014, of Series A Convertible Preferred Stock of 21st Century Oncology Holdings, Inc., incorporated herein by reference to Exhibit 3.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.
4.7
Amendment to Certificate of Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of 21st Century Oncology Holdings, Inc., dated November 11, 2014, incorporated herein by reference to Exhibit 3.3 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015.
4.8
Indenture, dated as of April 30, 2015, among 21st Century Oncology, Inc., the guarantors named therein and Wilmington Trust, National Association, incorporated by reference to Exhibit 4.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on May 4, 2015.
4.9
Form of 11.00% Senior Notes due 2023 (included in Exhibit 4.8 hereto), incorporated by reference to Exhibit 4.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on May 4, 2015.
4.10
First Supplemental Indenture dated as of September 16, 2015, among, 21st Century Oncology Holdings, Inc. 21st Century Oncology, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 12, 2016.
4.11
Form of Subordinated Unsecured PIK Notes due 2019 issued by 21st Century Oncology Holdings, Inc., incorporated by reference to Exhibit 4.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on July 8, 2015.
10.1
Credit Agreement, dated as of April 30, 2015, among 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc., the lenders party thereto from time to time, and Morgan Stanley Senior Funding, Inc., as administrative agent, incorporated by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on May 4, 2015.
10.2
Guarantee and Security Agreement, dated as of April 30, 2015, among 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc., the subsidiaries of 21st Century Oncology, Inc., parties thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent, incorporated by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on May 4, 2015.

Exhibit Number	Description
10.3	Executive Employment Agreement, dated effective as of February 21, 2008, between Radiation Therapy Services, Inc. and Howard Sheridan (incorporated herein by reference to Exhibit 10.79 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), as amended by that certain Amendment to Executive Employment Agreement, dated September 25, 2014, by and among 21st Century Oncology Holdings, Inc. f/k/a Radiation Therapy Services Holdings, Inc., 21st Century Oncology, Inc. f/k/a Radiation Therapy Services, Inc. and Howard Sheridan, M.D. (incorporated herein by reference to Exhibit 10.7 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015).+
10.4
Physician Employment Agreement, dated effective as of July 1, 2003, as amended by that certain Amendment to Physician Employment Agreement, dated January 26, 2006, Second Amendment to Physician Employment Agreement, dated October 1, 2006, Third Amendment to Physician Employment Agreement, dated January 1, 2007, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Constantine A. Mantz, M.D. (incorporated herein by reference to Exhibit 10.80 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Fourth Amendment to Physician Employment Agreement, dated November 11, 2009, Fifth Amendment to Physician Employment Agreement, dated effective July 1, 2011, Sixth Amendment to Physician Employment Agreement, effective October 1, 2013, between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Constantine Mantz, M.D. (incorporated herein by reference to Exhibit 10.31 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014) and Eighth Amendment to Physician Employment Agreement, dated July 2014, by and between 21st Century Oncology, LLC f/k/a 21st Century Oncology, Inc. and Constantine Mantz, M.D. (incorporated herein by reference to Exhibit 10.12 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015).+
10.5
Second Amended and Restated Executive Employment Agreement, dated as of May 6, 2014, by and among 21st Century Oncology Holdings, Inc. and Daniel E. Dosoretz., incorporated herein by reference to Exhibit 10.86 to Amendment No. 1 to 21st Century Oncology Holdings, Inc.'s Registration Statement on Form S-1 filed on May 7, 2014.+
10.6
Amendment to Second Amended and Restated Executive Employment Agreement, dated September 25, 2014, by and among 21st Century Oncology Holdings, Inc. and Daniel E. Dosoretz, M.D., incorporated by reference to Exhibit 10.5 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.+
10.7
Executive Employment Agreement dated September 4, 2015, by and between 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc. and LeAnne M. Stewart, incorporated by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 4, 2015.
10.8
Form of Management Stock Contribution and Unit Subscription Agreement (Preferred Units and Class A Units), incorporated herein by reference to Exhibit 10.9 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.9
Management Stock Contribution and Unit Subscription Agreement (Preferred Units and Class A Units), dated February 21, 2008, by and between Radiation Therapy Investments, LLC and Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.10 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.10
Form of Incentive Unit Grant Agreement (Class M/O Units) for Chief Executive Officer, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 11, 2013.+

Exhibit Number	Description
10.11	Form of Incentive Unit Grant Agreement (Class M/O Units) for executive officers, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 11, 2013.+
10.12
Form of Incentive Unit Grant Agreement—Class D Units, by and between 21st Century Oncology Investments, LLC and Dr. Daniel E. Dosoretz, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on October 8, 2015.
10.13
Form of Incentive Unit Grant Agreement—Class E Units, by and between 21st Century Oncology Investments, LLC and an Executive Officer, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on October 8, 2015.
10.14
Form of 21st Century Oncology Holdings, Inc. Class D Bonus Plan, incorporated herein by reference to Exhibit 10.4 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on October 8, 2015.
10.15
Form of 21st Century Oncology Holdings, Inc. Class E Bonus Plan, incorporated herein by reference to Exhibit 10.5 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on October 8, 2015.
10.16
Master Lease #3, dated December 12, 2011, among Theriac Rollup II, LLC and 21st Century Oncology of Alabama, LLC, West Virginia Radiation Therapy Services, Inc. and 21st Century Oncology, LLC for certain facilities located in Andalusia, Alabama, Princeton, West Virginia and Bonita Springs, Florida, incorporated by reference to Exhibit 10.122 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012.
10.17	Amended and Restated Master Lease, dated March 31, 2015, between Theriac Rollup, LLC and Arizona Radiation Therapy Management Services, Inc. for certain facilities located in Arizona.¥
10.18	Amended and Restated Master Lease, dated March 31, 2015, between Theriac Rollup, LLC and 21st Century Oncology of New Jersey, Inc. for a certain facility located in Hammonton, New Jersey.¥
10.19
Amended and Restated Master Lease, dated March 31, 2015, between Theriac Rollup, LLC and Central Massachusetts Comprehensive Cancer Center, LLC for a certain facility located in Southbridge, Massachusetts.¥
10.20	Amended and Restated Master Lease, dated March 31, 2015, between Theriac Rollup, LLC and Palms West Radiation Therapy, LLC for a certain facility located in Loxahatchee, Florida.¥
10.21
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

Exhibit Number	Description
10.22	Master Lease Agreement, dated August 6, 2015, between the landlords named therein, the tenants named therein and Vidt Centro Médico S.A. and 21st Century Oncology, Inc. incorporated herein by reference to Exhibit 10.4 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 12, 2016.
10.23
Third Amended and Restated Master Lease Agreement, dated December 14, 2015, between Store Master Funding VI, LLC and South Florida Radiation Oncology, LLC for certain facilities located in Jupiter, Fort Pierce, Vero Beach, Wellington, Boynton Beach, Palm Beach Gardens and Miami, Florida.¥
10.24
Second Amended and Restated Master Lease, dated April 20, 2015, among HCP-RTS, LLC and 21st Century Oncology, LLC, 21st Century Oncology Management Services, Inc., 21st Century Oncology of Kentucky, LLC, 21st Century Oncology of El Segundo, LLC, Nevada Radiation Therapy Management Services, Inc., West Virginia Radiation Therapy Services, Inc., Jacksonville Radiation Therapy Services, Inc., California Radiation Therapy Management Services, Inc. and 21st Century Oncology of Jacksonville, Inc. for certain facilities located in California, Florida, Kentucky, Nevada and West Virginia.¥
10.25	Master Lease #2, dated August 29, 2011, between Theriac Rollup 2, LLC and 21st Century Oncology—CHW, LLC for a certain facility located in Redding, California.¥
10.26
Lease, dated October 4, 1996, as amended by that certain First Amendment to Lease, dated December 31, 2009, between 445 Partners LLC and North Carolina Radiation Enterprises, LLC for a certain facility located in Asheville, North Carolina incorporated herein by reference to Exhibit 10.28 to 21st Century Oncology Holdings, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.27
Lease #4, dated December 20, 2012, as amended by that certain First Amendment to Lease #4, dated March 31, 2015, between Theriac-Macomb, LLC and Michigan Radiation Therapy Management Services, Inc. for a certain facility located in Macomb Township, Michigan.¥
10.28
Lease #9, dated August 1, 2014, as amended by that certain Amendment to Lease #9, dated February 4, 2015, between Theriac Enterprises of Weaverville, LLC and North Carolina Radiation Therapy Management Services, Inc. for a certain facility located in Weaverville, North Carolina.¥
10.29
Lease Agreement, dated October 1, 2002, between Plantation Radiation Associates and 21st Century Oncology, LLC, f/k/a 21st Century Oncology, Inc. for a certain facility located in Plantation, Florida, incorporated herein by reference to Exhibit 10.38 to 21st Century Oncology Holdings, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.30	Lease #8, dated January 5, 2015, between Theriac Warwick, LLC and Southern New England Regional Cancer Center, LLC for a certain facility located in Warwick, Rhode Island.¥
10.31
Lease Agreement, dated January 21, 2003, between Yonkers Radiation Enterprises, LLC and New York Radiation Therapy Management Services, Incorporated for a certain facility located in Yonkers, New York, incorporated herein by reference to Exhibit 10.39 to 21st Century Oncology Holdings, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.
10.32	Lease #6, dated December 20, 2013, between JRE—Casa Grande, LLC and Cancer Treatment Services Arizona, LLC for a certain facility in Casa Grande, Arizona.¥
10.33	Lease, dated September 2015, between JRE—CBO 3, LLC and 21st Century Oncology, LLC for a certain facility located in Fort Myers, Florida.¥

Exhibit Number	Description
10.34	Lease #5, dated February 11, 2013, between Theriac Enterprises of Troy, LLC and Michigan Radiation Therapy Management Services, Inc. for a certain facility located in Troy, Michigan.¥
10.35	Master Lease #3, dated May 3, 2010, between Theriac Enterprises of Pembroke Pines, LLC and 21st Century Oncology, LLC for a certain facility located in Pembroke Pines, Florida.¥
10.36
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

Exhibit Number	Description
10.37	Administrative Services Agreement, dated January 1, 2002, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2002, Addendum to Administrative Services Agreement, dated January 1, 2004, Addendum to Administrative Services Agreement, dated January 1, 2005, Addendum to Administrative Services Agreement, dated January 1, 2006, Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between North Carolina Radiation Therapy Management Services, LLC f/k/a North Carolina Radiation Therapy Management Services, Inc. and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010), Addendum to Administrative Services Agreement, dated January 1, 2011, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology, Inc.'s Annual Report on Form 10-K filed on March 11, 2011), Addendum to Administrative Services Agreement, dated January 1, 2012, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 22, 2012), Addendum to Administrative Services Agreement, dated January 1, 2013, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.50 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 28, 2013), Addendum to Administrative Services Agreement, dated January 1, 2014, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.12 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014), Addendum to Administrative Services Agreement, dated July 1, 2014, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A. (incorporated herein by reference to Exhibit 10.4 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 28, 2014) and Addendum to Administrative Services Agreement, dated January 1, 2015, between North Carolina Radiation Therapy Management Services, LLC and Radiation Therapy Associates of Western North Carolina, P.A, incorporated herein by reference to Exhibit 10.28 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.
10.38
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

Exhibit Number	Description
10.39	Administrative Services Agreement, dated October 31, 1998, as amended by that certain Addendum to Administrative Services Agreement, dated January 1, 2007, Addendum to Administrative Services Agreement, dated January 1, 2008, Addendum to Administrative Services Agreement, dated January 1, 2009, Addendum to Administrative Services Agreement, dated January 1, 2010, between Maryland Radiation Therapy Management Services LLC f/k/a Maryland Radiation Therapy Management Services, Inc. and Katin Radiation Therapy, P.A. (incorporated herein by reference to Exhibit 10.52 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010) and Addendum to Administrative Services Agreement, dated January 1, 2011, between Maryland Radiation Therapy Management Services, LLC and Katin Radiation Therapy, P.A. (incorporated herein by reference to Exhibit 10.52 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 11, 2011).
10.40
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
10.41
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
10.42
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
10.43
Form of Indemnification Agreement (Directors and/or Officers), incorporated herein by reference to Exhibit 10.103 to 21st Century Oncology, Inc.'s Registration Statement on Form S-4 filed on November 24, 2010.+
10.44
Form of Directors and Officers Indemnification Agreement, incorporated herein by reference to Exhibit 10.6 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015.+
10.45
Facility and Management Services Agreement, dated October 18, 2013, by and between U.S. Cancer Care, Inc. and 21st Century Oncology, LLC for certain facilities located in Florida, incorporated herein by reference to Exhibit 10.60 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014.

Exhibit Number	Description
10.46	Facility and Management Services Agreement, dated October 18, 2013, by and between U.S. Cancer Care, Inc. and 21st Century Oncology of California, a Medical Corporation for certain facilities located in California (incorporated herein by reference to Exhibit 10.61 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014), as amended by that certain Addendum to Facility and Management Services Agreement, dated January 1, 2015, between U.S. Cancer Care, Inc. and 21st Century Oncology of California, a Medical Corporation incorporated herein by reference to Exhibit 10.40 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 27, 2015.
10.47
Facilities and Management Services Agreement, dated July 15, 2013, by and between 21st Century Oncology of New Jersey, Inc. and CancerCare of Southern New Jersey, P.C., incorporated herein by reference to Exhibit 10.62 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on May 1, 2014.
10.48
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
10.49	Facility and Management Services Agreement, dated January 2, 2015, between Northwest Cancer Care Management Company, LLC and Northwest Cancer Care Associates, P.C.¥
10.50
Seventh Amended and Restated Limited Liability Company Agreement of 21st Century Oncology Investments, LLC, dated as of October 7, 2015, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on October 8, 2015.
10.51
Subscription Agreement, dated September 26, 2014, by and among 21st Century Oncology Investments, LLC, 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc. and Canada Pension Plan Investment Board, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.
10.52	Warrant Agreement, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.
10.53
Second Amended and Restated Securityholders Agreement, dated as of September 26, 2014, by and among 21st Century Oncology Investments, LLC, 21st Century Oncology Holdings, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on September 26, 2014.
10.54
Amended and Restated Management Agreement, dated September 26, 2014, by and among 21st Century Oncology, Inc., 21st Century Oncology Holdings, Inc., 21st Century Oncology Investments, LLC and Vestar Capital Partners, incorporated herein by reference to Exhibit 10.5 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 5, 2015.
10.55
Assumption Agreement dated as of September 15, 2015, by and among South Florida Medicine, LLC, Associates in Radiation Oncology Services, LLC, Boynton Beach Radiation Oncology, L.L.C, Treasure Coast Medicine, LLC, SFRO Holdings, LLC, and South Florida Radiation Oncology, LLC, incorporated herein by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.'s Quarterly Report on Form 10-Q filed on February 12, 2016.

Exhibit Number	Description
10.56	Settlement Agreement, dated December 16, 2015, entered into by, among others, 21st Century Oncology, LLC, the United States of America and Ms. Barnes, incorporated herein by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 22, 2015.
10.57
Corporate Integrity Agreement, dated December 16, 2015, entered into by 21st Century Oncology, LLC and the Office of Inspector General of the Department of Health and Human Services, incorporated herein by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.'s Current Report on Form 8-K filed on December 22, 2015.
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.¥
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to 21st Century Oncology Holdings, Inc.'s Annual Report on Form 10-K filed on March 11, 2011.
21.1	List of Subsidiaries.¥
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.¥
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.¥
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.¥
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.¥
99.1	Supplemental Consolidating Financial Information.¥
101
The following financial information from 21st Century Oncology Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013 and (v) Notes to Consolidated Financial Statements.¥

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+
Management contracts and compensatory plans and arrangements.

¥
Filed herewith.