Form 10-Q
period 2016-03-31
21st Century Oncology Holdings, Inc.
filed 2016-09-20
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016.

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

* The registrant is a voluntary filer and is not required to file the reports required by Sections 13 or 15(d) of the Securities Exchange Act of 1934.

As of September 20, 2016, we had outstanding 1,059 shares of Common Stock, par value $0.01 per share, which are 100% owned by 21st Century Oncology Investments, LLC.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Form 10-Q

Explanatory Note

As described in additional detail in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2016 (the “Form 10-K”), on March 24, 2016, the Board of Directors (the “Board”) of 21st Century Oncology Holdings, Inc. (the “Company”), upon the recommendation of the Audit Committee of the Board and management, determined that the following financial statements previously filed by the Company with the SEC should no longer be relied upon: (1) the audited consolidated financial statements as of and for the years ended December 31, 2012, 2013 and 2014 and the independent registered public accounting firm’s reports thereon and (2) the unaudited condensed consolidated financial statements as of and for each of the interim periods within the years ended December 31, 2012, 2013 and 2014 and for the interim periods ended March 31, June 30 and September 30, 2015. Similarly, related press releases, earnings releases, management’s reports on the effectiveness of internal control over financial reporting as of December 31, 2012, 2013 and 2014 and investor communications describing the Company’s financial statements for these periods should no longer be relied upon.

The Company determined that the financial statements referred to above required restatement in order to give effect primarily to revenue recognition related matters,  accounts receivable reconciliation issues and income and non-income tax matters with respect to its operations in Latin America as well as to give effect to refunds and expected payment adjustments that the Company has recorded in connection with electronic health records incentive payments received under the Health Information Technology for Economic and Clinical Health Act (HITECH) as a result of meaningful use attestations submitted on behalf of certain Company employed physicians for program years 2012, 2013 and 2014.

Due to the length of time which the Company needed to restate its historical financial statements, we were unable to file the Form 10-K until August 23, 2016 and we were unable to file this Quarterly Report on Form 10-Q until September 20, 2016, the date hereof.  We filed with the SEC restated financial information for the affected periods on August 23, 2016.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)	As Adjusted (a)
ASSETS
Current assets:
Cash and cash equivalents ($17,608 and $10,175 related to VIEs)	$72,403	$65,211
Restricted cash	196	195
Marketable securities	1,041	1,078
Accounts receivable, net ($16,353 and $16,945 related to VIEs)	146,436	122,355
Prepaid expenses ($380 and $487 related to VIEs)	8,077	7,822
Inventories ($429 and $409 related to VIEs)	3,440	3,918
Income tax receivable	4,174	4,966
Other ($738 and $319 related to VIEs)	15,843	15,732
Total current assets	251,610	221,277
Equity investments in joint ventures	14,874	1,214
Property and equipment, net ($20,810 and $20,866 related to VIEs)	242,005	238,585
Real estate subject to finance obligation	12,768	12,631
Goodwill ($52,454 and $52,454 related to VIEs)	492,896	498,680
Intangible assets, net ($5,891 and $5,987 related to VIEs)	66,671	70,115
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	21,407	17,883
Other assets ($6,371 and $6,291 related to VIEs)	41,394	41,588
Deferred income taxes ($6 and $6 related to VIEs)	1,850	1,888
Total assets	$1,145,475	$1,103,861
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable ($2,473 and $2,691 related to VIEs)	$73,617	$59,888
Accrued expenses ($1,810 and $4,637 related to VIEs)	84,625	111,653
Income taxes payable ($0 and $0 related to VIEs)	1,923	2,501
Current portion of long-term debt ($200 and $64 related to VIEs)	1,094,066	1,023,877
Current portion of finance obligation	276	283
Other current liabilities	14,602	14,265
Total current liabilities	1,269,109	1,212,467
Long-term debt, less current portion ($0 and $155 related to VIEs)	34,007	49,233
Finance obligation, less current portion	13,567	13,318
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	21,110	19,911
Other long-term liabilities ($3,135 and $2,974 related to VIEs)	69,878	70,928
Deferred income taxes	4,477	3,887
Total liabilities	1,412,148	1,369,744
Series A convertible redeemable preferred stock, $0.001 par value, $1,000 stated value, 3,500,000 authorized, 385,000 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	409,332	389,514
Noncontrolling interests — redeemable	19,955	19,233

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,059 issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	559,967	579,920
Retained deficit	(1,225,473)	(1,226,298)
Accumulated other comprehensive loss, net of tax	(57,498)	(54,574)
Total 21st Century Oncology Holdings, Inc. shareholder’s deficit	(723,004)	(700,952)
Noncontrolling interests - nonredeemable	27,044	26,322
Total deficit	(695,960)	(674,630)
Total liabilities and deficit	$1,145,475	$1,103,861

(a)         Derived from audited financial statements. See note 3 for discussion of accounting principles adopted during the period.

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
(in thousands):	2016	2015
Revenues:
Net patient service revenue	$250,784	$254,255
Management fees	14,631	15,870
Other revenue	4,883	5,508
Total revenues	270,298	275,633

Expenses:
Salaries and benefits	140,098	146,959
Medical supplies	27,510	26,291
Facility rent expenses	17,342	16,821
Other operating expenses	16,104	14,948
General and administrative expenses	29,373	28,974
Depreciation and amortization	21,120	22,132
Provision for doubtful accounts	4,696	4,313
Interest expense, net	24,619	25,687
Other gains and losses	(12,629)	(384)
Fair value measurements	(2,534)	2,153
Loss on foreign currency transactions	71	238
Total expenses	265,770	288,132

Income (loss) before income taxes and equity interest in net income of joint ventures	4,528	(12,499)
Income tax expense	2,259	1,933
Net income (loss) before equity interest in net income of joint ventures	2,269	(14,432)
Equity interest in net income of joint ventures, net of tax	352	24
Net income (loss)	2,621	(14,408)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,796)	(2,259)

Net income (loss) attributable to 21st Century Oncology Holdings, Inc. shareholder	825	(16,667)
Other comprehensive loss, net of tax:
Unrealized loss on foreign currency translation	(3,173)	(2,193)

Other comprehensive loss	(3,173)	(2,193)

Comprehensive loss	(552)	(16,601)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	(1,547)	(1,952)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(2,099)	$(18,553)

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands):	2016	2015
Cash flows from operating activities
Net income (loss)	$2,621	$(14,408)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	21,120	22,132
Deferred rent expense	97	165
Deferred income taxes	415	(437)
Stock-based compensation	—	1
Provision for doubtful accounts	4,696	4,313
Gain on the sale/disposal of property and equipment	—	(384)
Gain on the contribution of a radiation facility to a joint venture	(12,629)	—
Loss on foreign currency transactions	25	141
Fair value adjustment of earn-out liabilities	1	460
Fair value adjustment of embedded derivatives and other financial instruments	(2,535)	1,693
Amortization of debt discount	475	446
Amortization of loan costs	1,034	1,455
Paid in kind interest on notes payable	393	—
Equity interest in net income of joint ventures, net of tax	(352)	(24)
Distribution received from unconsolidated joint ventures	—	53
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(33,244)	(22,445)
Prepaid expenses and other assets	958	623
Inventories	547	183
Accounts payable	5,511	4,106
Accrued deferred compensation	366	393
Income taxes payable	52	1,048
Accrued expenses / other liabilities	(26,239)	23,105
Net cash (used in) provided by operating activities	(36,688)	22,619
Cash flows from investing activities
Purchase of property and equipment	(12,259)	(12,199)
Acquisition of medical practices	(129)	(25,965)
Change in restricted cash associated with medical practice acquisitions	(1)	(815)
Proceeds from the sale of equity interest in a joint venture	6,170	—
Proceeds from the sale of property and equipment	29	1,103
Loans to employees	(35)	(117)
Contribution of capital to joint venture entities	(502)	—
Purchase of company owned life insurance policies	(394)	(321)
Change in other assets and other liabilities	194	(62)
Net cash used in investing activities	(6,927)	(38,376)

continued

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Three Months Ended March 31,
(in thousands):	2016	2015
Cash flows from financing activities
Proceeds from issuance of debt	60,033	2,863
Principal repayments of debt	(8,789)	(9,901)
Repayments of finance obligation	(52)	(84)
Proceeds from issuance of noncontrolling interest	—	743
Proceeds from noncontrolling interest holders - redeemable and non-redeemable	—	3,230
Purchase of noncontrolling interest - non-redeemable	—	(1,233)
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(214)	(964)
Payments for contingent considerations	(149)	—
Net cash provided by (used in) financing activities	50,829	(5,346)
Effect of exchange rate changes on cash and cash equivalents	(22)	(6)
Net increase (decrease) in cash and cash equivalents	7,192	(21,109)
Cash and cash equivalents, beginning of period	65,211	99,082
Cash and cash equivalents, end of period	$72,403	$77,973

Supplemental disclosure of non-cash investing and financing activities
Finance obligation related to real estate projects	$184	$3
Derecognition of finance obligation related to real estate projects	$—	$12,215
Capital lease obligations related to the purchase of equipment	$1,982	$—
Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$9,642	$4,586
Change in earn-out liabilities	$—	$1,258
Assumed debt obligations related to the acquisition of medical practices	$—	$290
Noncash dividend declared to noncontrolling interest	$24	$—
Accrued dividends on Series A convertible preferred stock, accrued at effective rate	$15,610	$12,685
Accretion of redemption value on Series A convertible preferred stock	$4,208	$4,953
Change in additional paid-in capital from sale/purchase of interest in subsidiaries	$—	$378
Contribution of assets to a joint venture entity	$18,980	$—
Additional paid in capital adjustment for fair value of noncontrolling interest	$135	$—

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2016

1.          Organization

21st Century Oncology Holdings, Inc., through its wholly-owned subsidiaries (collectively, the “Company”), is a leading global, physician-led provider of integrated cancer care (“ICC”) services. The Company’s physicians provide comprehensive, academic quality, cost-effective coordinated care for cancer patients in personal and convenient community settings (its “ICC model”). The Company provides its physicians with the advanced medical technology necessary to achieve optimal outcomes. The Company’s provision of care includes a full spectrum of cancer care services enabled by employing and affiliating with physicians in their related specialties. This innovative approach to cancer care allows the Company to collaborate across its physician base, integrate services and payments for related medical needs and disseminate best practices.

As of March 31, 2016, the Company deployed approximately 948 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care in the United States. The Company’s physicians provide medical services at 385 locations, including our 183 radiation therapy centers, of which 59 operate in partnership with health systems. The Company’s cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Washington and West Virginia, as well as countries in Latin America, Central America and the Caribbean. The Company’s 36 international radiation therapy centers, located in Argentina, Mexico, Colombia, Costa Rica, the Dominican Republic, Guatemala and El Salvador operate under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals.

The Company is also engaged in providing capital equipment and business management services to oncology physician groups (“Groups”) that treat patients at cancer centers (“Centers”). The Company provides management services to six Groups in California and one Group in Indiana. The Company owns the Centers’ assets and provides services to the Groups through exclusive, long-term management services agreements. The Company provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that the Company provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting, and treasury. Under the terms of the management services agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group.  The management fees are primarily based on a predetermined percentage of each Group’s earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) associated with the provision of radiation therapy. The Company’s management fees range from 50% to 60% of each Group’s EBITDA, with one Group in California whose fee ranges from 20% to 30% of cash collections.

2.  Leverage and Liquidity

The Company is highly leveraged. As of March 31, 2016, the Company had approximately $1.1 billion of long-term debt outstanding.  The Company has experienced and continues to experience losses from its operations. The Company reported a net loss of approximately $126.8 million, net income of $2.6 million and net loss of $14.4 million for the year ended December 31, 2015 and three month periods ended March 31, 2016 and 2015, respectively. At March 31, 2016, the Company had $72.4 million of unrestricted cash and was fully drawn under its revolver (“2015 Revolving Credit Facility”).

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

                                    Further, subject to certain qualifications, the credit agreement governing the Company’s term loan facility (the “2015 Term Facility” and together with the 2015 Revolving Credit Facility, the “2015 Credit Facilities”) and the indenture governing our notes (the “Senior Notes Indenture”), each as currently in effect, require us to receive, subject to certain important qualifications set forth therein, (1) no later than September 10, 2016, net cash proceeds from the issuance or sale of the Company’s capital stock or from other equity investments in an aggregate amount of at least $25.0 million (the “First Capital Event”), (2) no later than November 30, 2016, additional net cash proceeds from the issuance or sale of the Company’s capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least $25.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event, the total amount is not less than $50.0 million) (the “Second Capital Event”) and (3) no later than March 31, 2017, additional net cash proceeds from the issuance or sale of the Company’s capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least the lesser of (A) $75.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event and the Second Capital Event, the total amount is not less than $125.0 million), and (B) an amount such that, after giving effect to such issuance or sale of capital stock or other equity investments and/or sales of assets, the Company’s cash and cash equivalents plus unused revolving loan commitments equals at least $120.0 million and the Company’s consolidated leverage ratio is not greater than 6.4 to 1.00 (the “Third Capital Event” and together with the First Capital Event and the Second Capital Event, the “Capital Events” and each, a “Capital Event”). At least $50 million of the proceeds from the First Capital Event, Second Capital Event and Third Capital Event must be from the issuance or sale of 21C’capital stock or from other equity investments. The Company is also required to comply with a minimum liquidity covenant in an amount not less than $40.0 million after the completion of the First Capital Event, to be tested monthly prior to the completion of the Third Capital Event and quarterly thereafter. Its failure to satisfy such requirements could result in an event of default under our 2015 Credit Facilities or Senior Notes Indenture, which could result in the debt thereunder being accelerated. While the Company is pursuing a variety of initiatives to satisfy the requirements of the 2015 Credit Facilities and Senior Notes Indenture, it does not have commitments to obtain the required equity or dispose of assets in place, and it may not be able to maintain the required levels of liquidity.  Consequently there is substantial doubt about the Company’s ability to continue as a going concern.

On September 9, 2016, the Company satisfied the First Capital Event.

In the event the Company is unable to meet the other requirements (as described above), it will need to identify alternative options, such as a debt refinancing, a sale of the Company or other strategic transaction, or a transformative transaction, such as a possible restructuring or reorganization of the Company’s operations. In addition, the perception that the Company may not be able to continue as a going concern may negatively and materially impact its existing and future business relationships, and others may choose not to engage in business with the Company at all due to concerns about its ability to meet its contractual obligations.

3.   Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

Out of period adjustments:

During the quarter ended March 31, 2016, the Company determined that foreign currency translation adjustments have not been applied to goodwill relative to an acquisition in Argentina in 2011. The cumulative difference between the unrealized loss on foreign currency translation that should have been recognized and that actually was recognized was not material to the Company’s results of operations or financial position as of or for any of the periods presented. The Company recorded an adjustment to correct the unrealized loss on foreign currency translation and accumulated other comprehensive loss, net of tax, along with the associated goodwill for approximately $0.9 million in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2016 and the condensed consolidated balance sheet as of March 31, 2016. There was no impact to the condensed consolidated statement of cash flows for the three months ended March 31, 2016.

Seasonality:

The Company’s results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of the Company’s Florida treatment centers are part-time residents during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods. As of March 31, 2016, 60 of the Company’s 147 U.S. domestic radiation treatment centers are located in Florida.

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

The Company has evaluated certain radiation oncology practices in order to determine if they are variable interest entities (“VIEs”). This evaluation resulted in the Company determining that certain of its radiation oncology practices were potential VIEs. For each of these practices, the Company has evaluated (1) the sufficiency of the fair value of the entity’s equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and that their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity, and (3) substantially all of the entity’s activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. The Accounting Standards Codification (“ASC”), 810 Consolidation (“ASC 810”), requires a company to consolidate VIEs if the company is the primary beneficiary of the activities of those entities. Certain of the Company’s radiation oncology practices are VIEs and the Company has a variable interest in each of these practices through its administrative services agreements. Other of the Company’s radiation oncology practices (primarily consisting of partnerships) are VIEs and the Company has a variable interest in each of these practices because the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without the additional subordinated financial support provided by its members.

In accordance with ASC 810, the Company consolidates certain radiation oncology practices where the Company provides administrative services pursuant to long-term management agreements. The noncontrolling interests in these entities represent the interests of the physician owners of the oncology practices in the equity and results of operations of these consolidated entities. The Company, through its variable interests in these practices, has the power to direct the activities of these practices that most significantly impact the entity’s economic performance, and the Company would absorb a majority of the expected losses of these practices should they occur. Based on these determinations, the Company has consolidated these radiation oncology practices in its condensed consolidated financial statements for all periods presented.

The Company could be obligated, under the terms of the operating agreements governing certain of its joint ventures, upon the occurrence of various fundamental regulatory changes and or upon the occurrence of certain events outside of the Company’s control, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements would be triggered by, among other things, regulatory changes prohibiting the existing ownership structure. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity on the Company’s consolidated balance sheets.

As of March 31, 2016 and December 31, 2015, the combined total assets included in the Company’s condensed consolidated balance sheet relating to the VIEs were approximately $121.0 million and $113.9 million, respectively.

As of March 31, 2016, the Company was the primary beneficiary of, and therefore consolidated, 28 VIEs, which operate 48 radiation therapy centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of, the VIEs, not the Company. Only the assets of the VIEs can be used to settle the liabilities of the VIEs. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York, North Carolina and Washington, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the three months ended March 31, 2016 and 2015 approximately 13.0% and 13.1% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative management agreements.

As of March 31, 2016, the Company also held equity interests in five VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $14.9 million and $1.2 million at March 31, 2016 and December 31, 2015, respectively, with ownership interests ranging between 33.3% and 50.0% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

Cost of revenues:

The cost of revenues for the three months ended March 31, 2016 and 2015 are approximately $197.4 million and $201.2 million, respectively. The cost of revenues includes expenses incurred for the delivery of patient care.  These expenses include salaries and benefits of physicians, physicists, dosimetrists, radiation technicians etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

Recent pronouncements:

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance intends to reduce the number of consolidation models as well as place more emphasis on risk of loss when determining a controlling financial interest. The Company adopted this ASU prospectively on January 1, 2016. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU 2015-03 on January 1, 2016 with retrospective application to its December 31, 2015 condensed consolidated balance sheet. The effect of the adoption of ASU 2015-03 was to reclassify debt issue costs of approximately $19.8 million as of December 31, 2015 as a deduction from the related debt liabilities. Accordingly, other assets and total assets in the 2015 condensed consolidated balance sheet were reduced by that amount, and long-term debt and total liabilities were reduced by the same amount. There was no effect on net income.

In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance establishes guidelines for evaluating whether a cloud computing arrangement involves the sale of a software license and the appropriate accounting. The Company adopted this ASU on January 1, 2016 on a prospective basis. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2015, FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The new guidance allows debt issuance costs related to line-of-credit arrangements to be recognized as an asset and amortized ratably over the line-of-credit term. The Company adopted ASU 2015-15 on January 1, 2016 with retrospective application to its December 31, 2015 condensed consolidated balance sheet. The effect of the adoption of ASU 2015-15 was to reclassify debt issue costs of approximately $4.6 million as of December 31, 2015 as a deduction from the related debt liabilities. Accordingly, other assets and total assets in the 2015 condensed consolidated balance sheet were reduced by that amount, and long-term debt and total liabilities were reduced by the same amount. There was no effect on net income.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 which provides new guidance intended to simplify several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 including an option to early adopt. The Company is currently evaluating the potential effects of the adoption to its financial statements.

During 2016, the FASB issued additional ASUs relating to Revenue from Contracts with Customers (Topic 606). These updates, identified as ASU 2016-08, ASU 2016-10 and ASU 2016-12, identified practical expedients and clarified various aspects of the new revenue recognition standard outlined in ASU 2014-09. The Company has reviewed these updates and does not believe they will materially impact the Company’s future adoption of the standard. The effective date and transition requirements for ASU 2014-09 (and updated in ASU 2015-14) were not changed with these pronouncements.

4.  Accumulated other comprehensive loss, net of tax

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive loss is composed of the Company’s foreign currency translation of its operations in South America, Central America and the Caribbean as well as net periodic benefit cost of pension plans. There were no reclassifications from other comprehensive income into earnings for the periods presented.

The components of accumulated other comprehensive loss, net of tax, were as follows:

	21st Century Oncology Holdings, Inc. Shareholder			Noncontrolling Interests
Quarter to date (in thousands):	Foreign Currency Translation Adjustments	Net periodic benefit cost of pension plan	Total	Foreign Currency Translation Adjustments	Other Comprehensive Income (Loss)
As of December 31, 2015	$(54,117)	$(457)	$(54,574)	$(6,675)	$
Other comprehensive loss	(2,924)	—	(2,924)	(249)	(3,173)
As of March 31, 2016	$(57,041)	$(457)	$(57,498)	$(6,924)	$(3,173)

5.   Series A preferred stock

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

As set forth in the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”), holders of Series A Preferred Stock are entitled to receive, as and if declared by the Board of Directors of the Company, dividends at an applicable rate per annum. During the first three years after issuance, any dividends, when and if declared, shall be paid by the Company in the form of additional shares of Series A Preferred Stock.  During the first twelve months after issuance, the applicable dividend rate on the Series A Preferred Stock shall be 9.875%, thereafter increasing on a periodic basis.  After the third anniversary of issuance, and only if the Company’s outstanding 9.875% senior subordinated notes due 2017 are repaid in full, dividends shall be paid in cash upon the election of a majority of the holders of Series A Preferred Stock (the “Majority Preferred Holders”) or upon certain other events of defaults as defined by the Certificate of Designations.

The Series A Preferred Stock is mandatorily convertible into common stock, par value $0.01 per share (the “Common Stock”) of the Company upon the occurrence of a qualifying initial public offering of the Company or a qualifying merger. The Series A Preferred Stock also becomes convertible on the tenth anniversary of issuance at the option of either the Company or CPPIB. If, upon conversion, the Series A Preferred Stock converted to Common Stock represents greater than 29% of the Company’s outstanding Common Stock (“Excess Common Stock”), CPPIB has the option to convert amounts in excess of 29% to newly issued preferred stock (the “Excess Preferred Stock”).

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

The Company evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to Common Stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative and, that the contingently exercisable warrants are a freestanding financial instrument, each requiring bifurcation and classification as a liability, measured at fair value.

The Company estimated the fair value of the embedded derivatives and warrants using significant unobservable inputs (Level 3). The primary valuation technique used was comparing the present value of discounted cash flows, assuming no triggering events occur with the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management’s estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. The Company determined the fair value of the embedded derivative to be approximately $21.4 million which is reflected in other noncurrent assets and the fair value of the warrants to be approximately $21.1 million which is reflected in other noncurrent liabilities, both as of March 31, 2016.

The Company is accreting the components of the difference between issuance date fair value and redemption value over the period which each component of that discount relates, generally using the effective interest method, which is reflective of the economics of the instrument.

If the Series A Preferred Stock were redeemable as of the balance sheet date, the Series A Preferred Stock would be redeemable at its stated value of $385.0 million plus accrued dividends. Accrued dividends as of March 31, 2016 and December 31, 2015 were $66.9 million and $53.6 million, respectively.

Additionally, if settled under a repurchase event (which occurs upon a change of control or a default event, as defined in the related agreements), redemption occurs at a premium over the stated value of either 109% or 105% of the stated value, depending on the timing of the repurchase event.

Changes to the Series A Preferred Stock are as follows:

Quarter to date (in thousands):
As of December 31, 2015	$389,514
Accretion of Series A Preferred Stock to redemption value	4,208
Series A Preferred Stock dividends accrued at effective rate	15,610
As of March 31, 2016	$409,332

On September 9, 2016, the Company issued to CPPIB, in a private placement, an additional 25,000 shares of its Series A Preferred Stock for a purchase price of $25.0 million. See Note 17 Subsequent Events.

6. Reconciliation of total equity and noncontrolling interests

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which it has a controlling financial interest.  Noncontrolling interests-nonredeemable principally represent minority shareholders’ proportionate share of the equity of certain consolidated majority owned entities of the Company.

The following table presents changes in total equity for the respective periods:

(in thousands):	21st Century Oncology Holdings, Inc. Shareholder’s Deficit	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2015	$(700,952)	$26,322	$(674,630)	$19,233
Net income	825	1,196	2,021	600
Other comprehensive loss from foreign currency translation	(2,924)	(236)	(3,160)	(13)
Accretion of Series A convertible redeemable preferred stock to redemption value	(4,208)	—	(4,208)	—
Accrued Series A convertible redeemable preferred stock dividends	(15,610)	—	(15,610)	—
Adjustment of noncontrolling interest to redemption value	(135)	—	(135)	135
Distributions	—	(238)	(238)	—
Balance, March 31, 2016	$(723,004)	$27,044	$(695,960)	$19,955

Balance, December 31, 2014	$(493,439)	$55,838	$(437,601)	$15,273
Net (loss) income	(16,667)	1,912	(14,755)	347
Other comprehensive loss from foreign currency translation	(1,886)	(314)	(2,200)	7
Accretion of Series A convertible redeemable preferred stock to redemption value	(4,953)	—	(4,953)	—
Accrued Series A convertible redeemable preferred stock dividends	(12,685)	—	(12,685)	—
Purchase price fair value of noncontrolling interest	—	—	—	3,766
Proceeds from issuance of noncontrolling interest	(378)	(738)	(1,116)	626
Proceeds from noncontrolling interest holders	—	3,170	3,170	60
Stock based compensation	1	—	1	—
Distributions	—	(499)	(499)	(465)
Balance, March 31, 2015	$(530,007)	$59,369	$(470,638)	$19,614

Redeemable equity securities with redemption features that are not solely within the Company’s control are classified outside of permanent equity as noncontrolling interests - redeemable. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. In the unlikely event that a redeemable equity security will require redemption, any subsequent adjustments to the initially recorded amount will be recognized in the period that a redemption becomes probable. Contingent redemption events vary by joint venture and generally include either the holder’s discretion or circumstances jeopardizing the joint ventures’ ability to provide services, the joint ventures’ participation in Medicare, Medicaid, or other third party reimbursement programs, the tax-exempt status of minority shareholders, and violation of federal statutes, regulations, ordinances, or guidelines. Amounts required to redeem noncontrolling interests are based on either fair value or a multiple of trailing financial performance and are potentially unlimited.

7. Derivative agreements

Series A Preferred Stock embedded derivative and other financial instruments

The Company’s Series A Preferred Stock contains provisions for contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and require the issuance of warrants to CPPIB. The Company determined that the contingent conversion features qualify as an embedded derivative, and, that the contingently exercisable warrants are a freestanding financial instrument, each requiring bifurcation and classification as a liability, measured at fair value. The Company evaluates the fair value of the embedded derivatives and warrants and adjusts changes in fair value through the fair value measurements caption in the consolidated statements of operations and comprehensive loss.

SFRO seller financing note embedded derivative

On July 2, 2015, the Company purchased the noncontrolling interest of South Florida Radiation Oncology (“SFRO”) as further described in Note 10. The Company structured a portion of the purchase price with seller financing paid in kind (“PIK”) notes (“SFRO PIK Notes”) that, in the event the sellers achieve certain milestones, require payment acceleration of principal amounts as well as premium payments. The Company determined that the contingent conversion features of the SFRO PIK Notes qualify as embedded derivatives, requiring bifurcation and classification as debt, measured at fair value. The Company evaluates the fair value of those embedded derivatives and adjusts changes in fair value through the fair value measurements caption in the condensed consolidated statements of operations and comprehensive loss.

8. Fair value of financial instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Certain assets and liabilities are subject to fair value adjustments only in certain circumstances and measured at fair value on a non-recurring basis.

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

As of March 31, 2016 and December 31, 2015, the Company held certain items that are required to be measured at fair value on a recurring basis, including the embedded derivative features and warrants of its Series A Preferred Stock and SFRO PIK Notes. The primary valuation technique used was comparing the present value of discounted cash flows, assuming no triggering events occur, with the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management’s estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input is not usually linear.

Earn-out liabilities are generally contingent upon the acquiree achieving certain EBITDA targets. The Company values earn-out liabilities by estimating the timing and amount of potential payments. The estimated payments are discounted to present value and probability weightings are assigned, if applicable.

The following tables provide information about long-term debt not carried at fair value in accordance with ASC 820. The fair values were based on prices quoted from third-party financial institutions (Level 2). The fair values are as follows:

	March 31, 2016
(in thousands):	Fair Value	Carrying Value

$610.0 million Term Loan Facility due April 30, 2022	$523,693	$588,339

$360.0 million Senior Notes due May 1, 2023	$322,200	$352,802

$75.0 million Senior Secured Notes due January 15, 2017	$443	$443

	December 31, 2015
(in thousands):	Fair Value	Carrying Value

$610.0 million Term Loan Facility due April 30, 2022	$509,838	$589,133

$360.0 million Senior Notes due May 1, 2023	$262,800	$352,546

$75.0 million Senior Secured Notes due January 15, 2017	$443	$443

The carrying values of the Company’s other long-term debt instruments approximate fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of March 31, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date Using
(in thousands):	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities	$1,041	$1,041	$—	$—

Other current assets
Cash surrender value of company owned life insurance investments	$254	$254	$—	$—

Other noncurrent assets
Embedded derivative and other financial instrument features of Series A Preferred Stock	$21,407	$—	$—	$21,407
Cash surrender value of company owned life insurance investments	$5,690	$5,690	$—	$—

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$2,020	$—	$—	$2,020
Earn-out liabilities	$45	$—	$—	$45
Cash surrender value of company owned life insurance obligations	$254	$254	$—	$—

Other noncurrent liabilities
Embedded derivative and other financial instrument features of Series A Preferred Stock	$21,110	$—	$—	$21,110
Cash surrender value of company owned life insurance obligations	$6,228	$6,228	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities	$1,078	$1,078	$—	$—

Other current assets
Cash surrender value of company owned life insurance investments	$299	$299	$—	$—

Other noncurrent assets
Embedded derivative and other financial instrument features of Series A Preferred Stock	$17,883	$—	$—	$17,883
Cash surrender value of company owned life insurance investments	$5,203	$5,203	$—	$—

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$2,230	$—	$—	$2,230
Earn-out liabilities	$193	$—	$—	$193
Cash surrender value of company owned life insurance obligations	$299	$299	$—	$—

Other noncurrent liabilities
Embedded derivative and other financial instrument features of Series A Preferred Stock	$19,911	$—	$—	$19,911
Cash surrender value of company owned life insurance obligations	$5,796	$5,796	$—	$—

There have been no transfers between levels of valuation hierarchies for the three months ended March 31, 2016 and 2015.

The following tables present changes in Level 3 liabilities measured at fair value on a recurring basis:

	Fair value	Instruments	Change in	Fair value
(in thousands):	December 31, 2015	Issued/Paid	Fair Value	March 31, 2016

Other noncurrent assets
Embedded derivative and other financial instrument features of Series A Preferred Stock	$17,883	$—	$3,524	$21,407

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$2,230	$—	$(210)	$2,020
Earn-out liabilities	$193	$(149)	$1	$45

Other noncurrent liabilities
Embedded derivative and other financial instrument features of Series A Preferred Stock	$19,911	$—	$1,199	$21,110

9.  Income taxes

The Company’s effective rate was 49.9% and (15.5)% for the three months ended March 31, 2016 and 2015, respectively. The change in the effective rate for the first three months of 2016 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.

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

The Company has not provided U.S. federal and state deferred taxes on the cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $1.3 million as of December 31, 2015. It is not practical to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes and other taxes. These audits may include questioning the timing and amount of deductions and compliance with federal, state, and local tax laws. The Company regularly assesses the likelihood of adverse outcomes from these audits to determine the adequacy of the Company’s provision for income taxes.  To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.  In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2012 through 2015 are subject to examination.

10.  Acquisitions and other arrangements

Kennewick, Washington

On January 2, 2015, the Company purchased an 80% interest in a legal entity that that operates a radiation oncology facility in Kennewick, Washington for approximately $18.9 million comprised of approximately $17.6 million in cash and a contingent earn-out payment valued at $1.3 million. The allocation of the purchase price is to tangible assets of approximately $3.0 million, intangible assets of $2.2 million ($1.2 million in non-compete, amortized over 5 years, and $1.0 million in tradename), noncontrolling interest-redeemable of $3.8 million, assumed capital leases of $0.3 million and goodwill of $17.8 million, which is deductible for tax purposes. The acquisition expanded the Company’s presence into the state of Washington.

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

SFRO

On February 10, 2014, the Company purchased a 65% equity interest in SFRO. On July 2, 2015, the Company purchased the remaining 35% of SFRO for $44.1 million, comprised of $15.0 million in cash, $14.6 million payment-in-kind (“PIK”) (“SFRO PIK Notes”), and $14.5 million in 21CI preferred stock, which was immediately converted to common stock. The SFRO PIK Notes accrue interest at 10% per annum, which will be accrued quarterly and added to the outstanding principal amount. The SFRO PIK Notes mature on June 30, 2019 and provide for accelerated principal payments along with premium payments to the sellers upon achievement of certain operational milestones.

Other acquisitions and other arrangements

On January 1, 2016, the Company contributed its Greenville, North Carolina treatment center operations into a newly formed joint venture (“Newco”). The Company’s Greenville operations were valued at approximately $19.0 million. Simultaneously, a local hospital system contributed its Greenville, North Carolina treatment center operations into Newco and purchased additional ownership interests from the Company for approximately $6.2 million. As a result of the transaction, the Company owns 50% of Newco. The Company determined it does not control Newco and as of January 1, 2016, the Company deconsolidated the operations of its Greenville, North Carolina treatment center, recording a gain on disposal of $12.6 million recorded in other gains and losses in the condensed consolidated statements of operations and comprehensive loss..

The Company valued its Greenville operations using a weighted average of the market approach and income approach, which are Level 3 valuation techniques. The market approach considered a range of enterprise values developed with revenue multiples and EBITDA multiples consistent with radiation oncology practice purchases. The income approach considered a number of factors, including the center’s performance projections, capital expenditures, discount rates, strength of competition and income tax rates.

On December 14, 2015, the Company acquired the assets of a radiation oncology practice it already manages located in Miami, Florida for approximately $6.6 million comprised of approximately $1.1 million in cash and $5.5 million of seller financing note. The allocation of the purchase price is to tangible assets of approximately $3.5 million, non-compete agreement of $0.1 million, goodwill of $5.5 million and the assumption of a $2.5 million capital lease.

On January 6, 2015, the Company acquired the assets of a radiation oncology practice located in Warwick, Rhode Island for approximately $8.0 million in cash. The allocation of the purchase price is to tangible assets of $0.6 million, intangible assets of approximately $0.9 million ($0.2 million in non-compete, amortized over 5 years, and $0.7 million in certificate of need), and goodwill of $6.5 million, which is deductible for tax purposes. The acquisition further expanded the Company’s presence in Rhode Island.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective date of the acquisition.

11. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in thousands):	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Balance, beginning of period: U.S. Domestic Segment
Goodwill	$1,150,614	$1,120,275
Accumulated impairment loss	(700,799)	(700,799)
Net goodwill, beginning of period	449,815	419,476

Goodwill acquired during the period	—	30,468
Contribution of a radiation facility to an unconsolidated joint venture	(5,146)	—
Adjustments to purchase price allocations	—	(129)
Balance, end of period
Goodwill	1,145,468	1,150,614
Accumulated impairment loss	(700,799)	(700,799)
Net goodwill, end of period: U.S. Domestic Segment	$444,669	$449,815

Balance, beginning of period: International Segment
Goodwill	$48,865	$57,083
Net goodwill, beginning of period	48,865	57,083

Goodwill acquired during the period	—	233
Adjustments to purchase price allocations	—	88
Foreign currency translation	(638)	(8,539)
Balance, end of period
Goodwill	48,227	48,865
Net goodwill, end of period: International Segment	$48,227	$48,865

12. Accrued expenses

Accrued expenses consist of the following:

(in thousands):	March 31, 2016	December 31, 2015
Accrued payroll and payroll related deductions and taxes	$24,846	$19,051
Accrued compensation arrangements	24,622	30,010
Accrued interest	17,176	7,359
Accrued Gamma investigative matter	—	34,694
Accrued other	17,981	20,539
Total accrued expenses	$84,625	$111,653

13. Long-term debt

At March 31, 2016 and December 31, 2015, all of the Company’s senior credit facility and senior notes have been classified as current liabilities due to the non-compliance with certain covenants of these loan agreements as it pertains to the timely reporting of annual and quarterly financial information, the resolution of which is contingent upon the generation of specific net cash proceeds to be received within certain time periods.

In addition, certain of the Company’s capital leases and a seller financing promissory note have been classified as current liabilities due to the non-compliance of certain default provisions within the respective agreements.

The Company’s long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
$125.0 million Senior Secured Credit Facility — (2015 Revolving Credit Facility) (net of $4,299 and $4,567 of deferred financing costs at March 31, 2016 and December 31, 2015, respectively)	$115,701	$55,433

$610.0 million Senior Secured Credit Facility — (Term Loan Facility) (net of unamortized debt discount of $5,273 and $5,498 and $11,813 and $12,319 of deferred financing costs at March 31, 2016 and December 31, 2015, respectively)	588,339	589,133

$360.0 million Senior Notes (net of $7,198 and $7,454 of deferred financing costs at March 31, 2016 and December 31, 2015, respectively)	352,802	352,546

$75.0 million Senior Secured Notes	443	443

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 19.1%, due at various maturity dates through March 2022	45,355	49,854

SFRO PIK Notes (net of unamortized debt discount of $357 and $384 and embedded derivative of $2,654 and $2,876 at March 31, 2016 and December 31, 2015, respectively)	13,140	12,497

Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 8.0% to 19.5%, due at various maturity dates through April 2021	12,293	13,204
	1,128,073	1,073,110
Less current portion	(1,094,066)	(1,023,877)
	$34,007	$49,233

Senior Secured Credit Facility

On April 30, 2015, 21st Century Oncology, Inc. (“21C”) entered into the Credit Agreement (the “2015 Credit Agreement”) among 21C, as borrower, the Company, Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the “2015 Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

The credit facilities provided under the 2015 Credit Agreement consist of a revolving credit facility providing for up to $125 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “2015 Revolving Credit Facility”) and an initial term loan facility providing for $610 million of term loan. 21C may (i) increase the aggregate amount of revolving loans by an amount not to exceed $25 million in the aggregate and (ii) subject to consummation of the Third Capital Event and a consolidated secured leverage ratio test, increase the aggregate amount of the term loans or the revolving loans by an unlimited amount or issue pari passu or junior secured loans or notes or unsecured loans or notes in an unlimited amount. The 2015 Revolving Credit Facility matures April 30, 2020 and the 2015 Term Facility matures April 30, 2022.

Borrowings pursuant to the 2015 Credit Agreement are secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets.

Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, including London Interbank Offered Rate (“LIBOR”), loans for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin between 5.625% and 6.125%, based upon a total leverage pricing grid; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, which was 3.50% as of March 31, 2016, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin between 4.625% and 5.125%, based upon a total leverage pricing grid.

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

Loans under the 2015 Term Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, including LIBOR loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), provided that such percentage shall be deemed to be not less than 1.00%, plus (iii) an applicable margin of 6.125%; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, provided that such percentage shall be deemed to be not less than 2.00%, plus (ii) an applicable margin of 5.125%.

The 2015 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Senior Notes; change the nature of the business; engage in certain transactions with affiliates; and restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, under the 2015 Credit Facilities, 21C is required to (i) maintain minimum liquidity of at least $40.0 million (tested monthly) and (ii) comply with a consolidated leverage ratio (tested quarterly) of 7.50 to 1.00 until March 30, 2018, stepping down to 6.25 to 1.00 thereafter. The consolidated leverage ratio is as follows as of March 31, 2016:

	Requirement at March 31, 2016		Level at March 31, 2016
Maximum permitted consolidated leverage ratio	<	7.50 to 1.00	6.84 to 1.00

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

On May 12, 2016, the Company received notice from the 2015 Administrative Agent that it is in default under the 2015 Credit Agreement because, among other things, 21C had not timely delivered 2015 audited financial statements to the Administrative Agent.

On June 10, 2016, the Company entered into an amendment and waiver (“Amendment No. 1”) to the 2015 Credit Agreement. Amendment No. 1 waived through July 31, 2016 any default or event of default under the 2015 Credit Agreement for failure to timely provide audited annual financial statements and related reports and certificates for the year ended December 31, 2015 and quarterly financial statements and related reports and certificates for the quarter ended March 31, 2016 (the “Specified Deliverables”).

Amendment No. 1 also amended the interest rates applicable to the loans under the 2015 Credit Agreement. Loans under the term loan credit facility, as amended, are subject to the following interest rates: (a) for loans which are Eurodollar loans, 6.00% per annum; and (b) for loans which are ABR loans, 5.00% per annum. Loans under the 2015 Revolving Credit Facility, with respect to the Eurodollar loans or the ABR loans, as applicable, are determined on the basis of a pricing grid tied to 21C’s consolidated leverage ratio. Amendment No. 1 further provided that the interest rate applicable to the loans under the Credit Agreement increase in each case by 0.125% per annum as of July 1, 2016 in the event that 21C did not deliver the Specified Deliverables to the 2015 Administrative Agent by June 30, 2016.

On August 15, 2016, we entered into an amendment and waiver (“Amendment No. 2”) to the 2015 Credit Agreement.

Amendment No. 2 provides for a limited waiver:

(1) through September 10, 2016, in respect of (a) any default or event of default under the 2015 Credit Agreement resulting from failure to provide audited annual financial statements and related reports and certificates for the year ended December 31, 2015 without a “going concern” or like qualification as and when required pursuant to the 2015 Credit Agreement and (b) any cross-default that may arise under the 2015 Credit Agreement as a result of a default or event of default under the Senior Notes Indenture, which occurs as a result of the Company’s failure to timely furnish to the Trustee and holders of the Senior Notes (each as defined below) or file with the SEC the financial information required in the Delayed 10-K; and

(2)  through September 30, 2016, in respect of (a) any default or event of default under the 2015 Credit Agreement resulting from failure to timely provide quarterly financial statements and related reports and certificates for the quarters ended March 31, 2016 and June 30, 2016 and (b) any cross-default that may arise under the 2015 Credit Agreement as a result of a default or event of default under the Senior Notes Indenture which occurs as a result of the Company’s failure to timely furnish to the Trustee and holders of the Senior Notes or file with the SEC the financial information required in the Delayed 10-Q and the quarterly report on Form 10-Q for the quarter ended June 30, 2016 (together, the “Quarterly SEC Reports”).

The Company filed the Delayed 10-K with the SEC on August 23, 2016 and the Delayed 10-Q on September 20, 2016.

In addition, Amendment No. 2 requires 21C to receive:

(1) no later than September 10, 2016, net cash proceeds from the issuance or sale of 21C’s capital stock or from other equity investments in an aggregate amount of at least $25.0 million;

(2) no later than November 30, 2016, additional net cash proceeds from the issuance or sale of 21C’s capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least $25.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event, the total amount is not less than $50.0 million); and

(3) no later than March 31, 2017, additional net cash proceeds from the issuance or sale of 21C’s capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least the lesser of (A) $75.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event and the Second Capital Event, the total amount is not less than $125.0 million), and (B) an amount such that, after giving effect to such issuance or sale of capital stock or other equity investments and/or sales of assets, 21C’s cash and cash equivalents plus unused revolving loan commitments equals at least $120.0 million and 21C’s consolidated leverage ratio is not greater than 6.4 to 1.00.

Notwithstanding any qualification provided for in the above described Capital Events, Amendment No. 2 requires that 21C receive, on or prior to March 31, 2017, at least $50.0 million of net cash proceeds from the issuance or sale of 21C’s capital stock or from other equity investments. On September 9, 2016, the Company satisfied the First Capital Event.

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

Senior Notes Offering

On April 30, 2015, 21C completed an offering of $360.0 million aggregate principal amount of 11.00% senior notes due 2023 at an issue price of 100.00% (the “Senior Notes”). The Senior Notes are senior unsecured obligations of 21C and are guaranteed on an unsecured senior basis by the Company and each of 21C’s existing and future direct and indirect domestic subsidiaries that is a guarantor (the “Guarantors”) under the 2015 Credit Facilities.

The Senior Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

21C used the net proceeds from the offering, together with cash on hand and borrowings under the 2015 Credit Facilities, to repay its $90.0 million Term Facility, to redeem its 9 7/8% Senior Subordinated Notes due 2017 and its 8 7/8% Senior Secured Second Lien Notes due 2017, to repurchase the 11 3/4% Senior Secured Notes due 2017 issued by OnCure, to pay related fees and expenses and for general corporate purposes. The Company incurred approximately $26.5 million in transaction fees and expenses, including legal, accounting and other fees associated with the offering.

The Senior Notes were issued pursuant to an indenture, dated April 30, 2015 (the “Senior Notes Indenture”), among 21C, the Guarantors and Wilmington Trust, National Association, governing the Notes.

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

On May 17, 2016, the Company received notice from Wilmington Trust, National Association, as trustee (the “Trustee”) of the Senior Notes. The notice stated that 21C was in default under the Indenture governing the Senior Notes because 21C failed to timely furnish to the Trustee and noteholders the financial information required in an annual report on Form 10-K for the year ended December 31, 2015.

On July 25, 2016, we entered into the second supplemental indenture to the Senior Notes Indenture (the “Second Supplemental Indenture”), providing for a limited waiver through July 31, 2016 of certain defaults or events of default under the Senior Notes Indenture for failure to timely furnish to the trustee and holders of the Senior Notes or file with the SEC the financial information required in an annual report on Form 10-K for the year ended December 31, 2015 or in a quarterly report on Form 10-Q for the period ended March 31, 2016. As consideration for the foregoing, 21C paid to all holders of the Senior Notes an amount representing additional interest on the Senior Notes equal to $2.30 per $1,000 principal amount of the Senior Notes. 21C also paid certain fees and expenses of the advisors to certain holders of the Senior Notes incurred in connection with the Second Supplemental Indenture.

On August 16, 2016, 21C received the requisite consents from the holders of a majority of the aggregate principal amount of the Senior Notes outstanding to enter into a third supplemental indenture (the “Third Supplemental Indenture”) to the Senior Notes Indenture.

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

The Company filed the Delayed 10-K with the SEC on August 23, 2016 and the Delayed 10-Q on September 20, 2016.

The Third Supplemental Indenture requires 21C to complete each Capital Event as described above and in the same time frame described above. As discussed above, the Company satisfied the First Capital Event on September 9, 2016.

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

14. Commitments and contingencies

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

FISH Settlement

On February 18, 2014,  the Company was served with subpoenas from the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida, who together requested the production of medical records of patients treated by certain of the Company’s physicians for the period from January 2007 up through the date of production of documents responsive to the February 18, 2014 subpoena, regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as the Company’s agreements with such physicians. The laboratory services under review related to the utilization of fluorescence in situ hybridization (“FISH”) laboratory tests ordered by certain physicians employed by the Company during the relevant time period and performed by the Company.  The Company was served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to the matter.

On December 16, 2015, 21st Century Oncology, LLC (“21C LLC”), a subsidiary of the Company, entered into a settlement agreement (the “Settlement Agreement”) with the federal government, among others. Pursuant to the Settlement Agreement, 21C LLC agreed to pay $19.75 million to the federal government and approximately $0.5 million in attorneys’ fees and costs related to a qui tam action relating to the FISH laboratory tests. Subject to certain conditions, the federal government agreed to release the Company from any civil or administrative monetary claim the federal government has with respect to the conduct covered by the Settlement Agreement under the False Claims Act and certain other statutes and legal theories. The Settlement Agreement did not constitute an admission of liability by the Company.

                                                In connection with the Settlement Agreement, on December 16, 2015, 21C LLC entered into a five-year Corporate Integrity Agreement (“CIA”), with the OIG. Violations of the CIA could subject the Company to substantial monetary penalties or result in exclusion from participation in federal healthcare programs. On March 2, 2016, 21C LLC entered into an amendment to the CIA to include conducting training and audits related to GAMMA billing (discussed further below).

GAMMA Settlement

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

On March 9, 2016, 21C entered into a settlement (the “GAMMA Settlement”) with the federal government to resolve the matter, pursuant to which 21C agreed to pay a settlement amount of $34.7 million.  21C fully cooperated with the federal government and entered into the GAMMA Settlement with no admission of wrongdoing. There was no indication that patient harm was a component of the dispute, and the Company is not aware of harm to any patient related to this dispute.

Data Breach

On November 13, 2015, the Company advised by the Federal Bureau of Investigation (the “FBI”) that patient information was illegally obtained by an unauthorized third party who may have gained access to a company database. The Company immediately hired a leading forensic firm to support its investigation, assess its system and bolster its security. Based on its investigation, the Company determined that the intruder may have accessed the database on October 3, 2015. The Company notified approximately 2.2 million current and former patients that certain information may have been copied and transferred.

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

In addition, the Company has received a request for information regarding the data breach and the Company’s response from the Office for Civil Rights as well as additional inquiries from State Attorneys General. The Company has responded to each of those inquiries and provided the information requested. The Company could face fines or penalties as a result of these inquiries. However, due to the early stages of these matters, we cannot predict the ultimate resolution or estimate the amounts of, or ranges of, potential loss, if any.

The Company has insurance coverage and contingency plans for certain potential liabilities relating to the data breach. Nevertheless, the coverage may be insufficient to satisfy all claims and liabilities related thereto and the Company will be responsible for deductibles and any other expenses that may be incurred in excess of insurance coverage.

Lease Commitments

As a result of non-compliance with certain covenants of the Company’s capital leases and a seller financing promissory note as discussed in Note 13, the Company is in default on a master real estate lease agreement. The master real estate lease agreement encompasses 18 radiation treatment centers and the Company’s corporate headquarters. The results of this default could include the Lessor retaking possession of the centers, terminating the master real estate lease and collecting damages including acceleration of rent and all other obligations.

15. Other gains and losses

Other gains and losses consist of the following:

	Three Months Ended March 31,
(in thousands):	2016	2015
Gain on the contribution of a radiation facility to a joint venture	$(12,629)	$—
Gain on the sale/disposal of property and equipment	—	(384)
Total other gains and losses	$(12,629)	$(384)

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

Financial information by geographic segment is as follows:

	Three Months ended March 31,
(in thousands):	2016	2015
Total revenues:
U.S. Domestic	$246,566	$248,605
International	23,732	27,028
Total	$270,298	$275,633

Facility gross profit:
U.S. Domestic	$65,128	$65,477
International	12,419	14,580
Total	$77,547	$80,057

Depreciation and amortization:
U.S. Domestic	$19,919	$20,681
International	1,201	1,451
Total	$21,120	$22,132

Capital expenditures: *
U.S. Domestic	$23,154	$15,621
International	729	1,164
Total	$23,883	$16,785

* includes capital lease obligations and accounts payable related to capital expenditures

(in thousands):	March 31, 2016	December 31, 2015
Total assets:
U.S. Domestic	$1,027,051	$982,575
International	118,424	121,286
Total	$1,145,475	$1,103,861

Property and equipment:
U.S. Domestic	$217,589	$213,442
International	24,416	25,143
Total	$242,005	$238,585

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$503,233	$511,182
International	56,334	57,613
Total	$559,567	$568,795

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended March 31,
(in thousands):	2016	2015
Facility gross profit	$77,547	$80,057
Less:
General and administrative expenses	29,373	28,974
General and administrative salaries	25,749	27,587
General and administrative depreciation and amortization	3,674	3,988
Provision for doubtful accounts	4,696	4,313
Interest expense, net	24,619	25,687
Other gains and losses	(12,629)	(384)
Fair value measurements	(2,534)	2,153
Loss on foreign currency transactions	71	238
Income (loss) before income taxes and equity interest in net income of joint ventures	$4,528	$(12,499)

17. Subsequent events

Chief Executive Officer Transition and Changes to Board of Directors

On September 9, 2016, the Company announced that it had appointed William R. Spalding as President and Chief Executive Officer of the Company, effective as of such date and that Dr. Daniel E. Dosoretz will continue to serve as a member of the Company’s board of directors (the “Company Board”) and senior physician.

In connection with the CEO transition, the board of directors voted on September 6, 2016, to reduce the size of the board from eight to six directors. The board seats held by Dr. Howard Sheridan and Erin Russell were eliminated effective September 6, 2016. Dr. Sheridan’s and Ms. Russell’s resignations from the board of directors were as a result of the reduction in the size of the board and not due to any disagreement with the Company.

Issuance of Series A Preferred Stock

On September 9, 2016, the Company issued to CPPIB, in a private placement, an aggregate of 25,000 shares of its Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), for a purchase price of $25.0 million. The Company had previously issued to CPPIB, on September 24, 2014, 385,000 shares of Series A Preferred Stock for a purchase price of $325.0 million.

The Series A Preferred Stock was issued by the Company to CPPIB pursuant to a Subscription Agreement (the “2016 Subscription Agreement”), dated as of September 9, 2016, by and among the Company, CPPIB, 21CI and 21C.

In connection with this equity issuance, CPPIB irrevocably and unconditionally waived, released and forgave any and all Default Events (as defined in the 2016 Subscription Agreement) occurring prior to closing of the equity issuance and any and all rights or remedies of CPPIB with respect thereto.

As set forth in the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (the “Amended Certificate of Designations”), holders of Series A Preferred Stock are entitled to receive, as and if declared by the board of directors of the Company, dividends at an applicable rate per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Until September 24, 2017, any dividends when and if declared, shall be paid by the Company in the form of additional shares of Series A Preferred Stock. Starting as of July 17, 2016, the applicable dividend rate on the Series A Preferred Stock will be 16.00%, provided that, upon the occurrence of certain default events after September 9, 2016, dividends will accrue at a rate of 26.00%. Such dividends accrue daily, whether or not declared by the board of directors of the Company. After September 24, 2017, and only if the Company’s outstanding senior notes are repaid in full, dividends will be paid in cash upon the election of the Majority Preferred Holders.

The Series A Preferred Stock is mandatorily convertible into Common Stock of the Company upon the occurrence of a qualifying initial public offering of the Company or a qualifying merger, in each case, at the conversion prices set forth in the Amended Certificate of Designations. In the case of a qualifying initial public offer, the conversion price is the initial public offering price of the qualifying initial public offer. Holders of Series A Preferred Stock also have, among other rights, the right to require the Company to repurchase their shares upon the occurrence of certain events of default and certain change of control transactions, at the prices set forth in the Amended Certificate of Designations. In addition, the Amended Certificate of Designations also provides for certain consent rights of the Majority Preferred Holders in connection with specified corporate events of 21CI or its subsidiaries, including, among other things, with respect to certain equity issuances and certain acquisitions, financing transactions and asset sale transactions. Upon certain events of default and the obtaining of applicable anti-trust regulatory approvals, holders of Series A Preferred Stock are also entitled to vote together with holders of Common Stock, on an as-converted basis.

Third Amended and Restated Securityholders Agreement

Effective as of September 9, 2016, 21CI, the Company, CPPIB and the other parties thereto entered into a Third Amended and Restated Securityholders Agreement (the “Amended Securityholders Agreement”). The Amended Securityholders Agreement amends and restates 21CI’s existing securityholders agreement in its entirety to provide, among other things, that 21CI’s board of managers (the “Board of Managers”), the Company Board and 21C’s board of directors (the “21C Board” and together with the Board of Managers and the Company Board, the “Seller Boards”) are to be comprised of (i) two managers nominated by the Majority Preferred Holders, (ii) two managers nominated by funds affiliated with Vestar Capital Partners (“Vestar”), (iii) the chief executive officer of the Company and two independent managers, neither of whom is an affiliate of the nominating Majority Preferred Holders or an officer or employee of the Company. Following an event of default under the Certificate of Designations, the parties to the Amended Securityholders Agreement have agreed to vote in favor of a changed board composition at the election of the Majority Preferred Holders. The Amended Securityholders Agreement provides for similar consent rights of the Majority Preferred Holders to those contained in the Certificate of Designations. The Amended Securityholders Agreement also contains certain restrictions on transfer of 21CI’s equity securities, drag-along rights, tag-along rights, registration rights, a right of first refusal on the transfer of certain securityholders’ equity securities and customary information rights.

In addition, in the event that 21CI or the Company proposes to incur indebtedness to a third party or the Company proposes to issue shares of its capital stock or other equity securities, the holders of the Series A Preferred Stock will have the right to provide a portion of such indebtedness or purchase a portion of such capital stock or other equity securities. The Amended Securityholders Agreement also provides for an executive committee of each of the Seller Boards (the “Executive Committees”), which will carry out all activities of each of the Seller Boards to the extent permitted by applicable Delaware law. The Executive Committees shall be comprised of three members, one of which shall be designated by the Majority Preferred Holders, one of which shall be designated by a fund affiliated with Vestar and one of which shall be the chief executive officer of the Company.

Eighth Amended and Restated Limited Liability Company Agreement of 21st Century Oncology Investments, LLC

Effective as of September 9, 2016, 21CI entered into the Eighth Amended and Restated Limited Liability Company Agreement (the “Amended LLC Agreement”). The Amended LLC Agreement amends and restates 21CI’s existing limited liability company agreement in its entirety to, among other things, implement the terms of the Subscription Agreement and the Amended Securityholders Agreement including, without limitation, the board and committee composition terms set forth therein.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2016 (“Form 10-Q”).  This section of this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Form 10-Q in the section titled “Risk Factors” and in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this Form 10-Q. References in this Form 10-Q to “we,” “us” and “our” are references to 21st Century Oncology Holdings, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise. References in this Form 10-Q to “our treatment centers” refer to owned, managed and hospital based treatment centers.

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

We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of March 31, 2016, deployed approximately 948 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. Our physicians provide medical services at approximately 385 locations, including our 183 radiation therapy centers, of which 34 treatment centers were internally developed and 137 were acquired (including three which were transitioned from professional and other arrangements to freestanding). We have 59 radiation therapy centers that operate in partnership with health systems and other clinics and community-based sites. Our 147 cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, Washington and West Virginia. Our 36 international treatment centers in Latin America are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets and continue to expand our affiliation with physician specialties in closely related areas including gynecological, breast and surgical oncology, medical oncology and urology in a number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an ICC model.

We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

U.S. Domestic:

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

•                  the ratio of funded debt to pro-forma adjusted earnings before interest, taxes, depreciation and amortization (leverage ratio); and

•                  facility gross profit.

International:

•                  total number of open cases.

•                  revenue per radiation oncology case.

Revenue Drivers

Our revenue growth is primarily driven by expanding our number of centers, optimizing the utilization of advanced technologies at our existing centers, benefiting from demographic and population trends in most of our local markets and by providing value added services to other healthcare and provider organizations. New centers are added or acquired based on capacity, demographics and competitive considerations.

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

Operating Costs

                                                The principal costs of operating a treatment center are the salaries and benefits of the physicians and technical staff (“compensation expense”) as well as equipment and facility costs. Compensation expense is generally variable in nature and limited by the number of patients individuals can appropriately treat each day. Equipment and facility costs are generally fixed in nature. Profitability of a treatment center is sensitive to treatment volumes and will fluctuate based upon utilization of the equipment and facility.

Sources of Revenue By Payer

We receive payments for services to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our U.S. domestic net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the three months ended March 31, 2016 and 2015.

	Year Ended	Three Months Ended March 31,
U.S. Domestic:	December 31, 2015	2016	2015
Payer
Medicare	38.8%	39.0%	41.7%
Commercial	58.7	59.1	55.8
Medicaid	1.5	1.0	1.5
Self-pay	1.0	0.9	1.0

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) will have a significant impact on how all physicians will be paid beginning in 2019.  Starting in 2019, physicians will be paid either through a new “Merit-Based Incentive Payment System” (“MIPS”) program or as part of an “Advanced Alternative Payment Model” (“AAPM”).  Physicians paid through the MIPS will be subject to bonuses or penalties of between plus or minus 4% in 2019 to plus or minus 9% in 2022 and beyond based on quality performance.  Physicians in an AAPM are exempt from the MIPS program and eligible for 5% incentive payments from 2019 through 2024.

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

Most of our commercial revenue is from managed care delivery systems and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. net patient service revenue. For the three months ended March 31, 2016, approximately 3% of our U.S. net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals.

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

•                  increased costs associated with development and optimization of our internal infrastructure; and

•                  healthcare reform.

Results of Operations

The following table presents summaries of our results of operations for the three months ended March 31, 2016 and 2015.

(in thousands):	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Revenues:
Net patient service revenue	$250,784	92.8%	$254,255	92.2%
Management fees	14,631	5.4	15,870	5.8
Other revenue	4,883	1.8	5,508	2.0
Total revenues	270,298	100.0	275,633	100.0
Expenses:
Salaries and benefits	140,098	51.8	146,959	53.3
Medical supplies	27,510	10.2	26,291	9.5
Facility rent expenses	17,342	6.4	16,821	6.1
Other operating expenses	16,104	6.0	14,948	5.4
General and administrative expenses	29,373	10.9	28,974	10.5
Depreciation and amortization	21,120	7.8	22,132	8.0
Provision for doubtful accounts	4,696	1.7	4,313	1.6
Interest expense, net	24,619	9.1	25,687	9.3
Other gains and losses	(12,629)	(4.7)	(384)	(0.1)
Fair value measurements	(2,534)	(0.9)	2,153	0.8
Loss on foreign currency transactions	71	—	238	0.1
Total expenses	265,770	98.3	288,132	104.5
Income (loss) before income taxes and equity interest in net income of joint ventures	4,528	1.7	(12,499)	(4.5)
Income tax expense	2,259	0.8	1,933	0.7
Net income (loss) before equity interest in net income of joint ventures	2,269	0.9	(14,432)	(5.2)
Equity interest in net income of joint ventures, net of tax	352	0.1	24	—
Net income (loss)	2,621	1.0	(14,408)	(5.2)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,796)	(0.7)	(2,259)	(0.8)
Net income (loss) attributable to 21st Century Oncology Holdings, Inc. shareholder	$825	0.3%	$(16,667)	(6.0)%

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

Net patient service revenue. For the three months ended March 31, 2016 and 2015, net patient service revenue comprised 92.8% and 92.2%, respectively, of our total revenues.  In our net patient service revenue for the three months ended March 31, 2016 and 2015, revenue from the professional-only component of radiation therapy where we do not bill globally (inclusive of professional and technical components) and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 32.8% and 31.5%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payers, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each radiation therapy center. For the three months ended March 31, 2016 and 2015, management fees comprised 5.4% and 5.8%, respectively, of our total revenues.

Other revenue. For the three months ended March 31, 2016 and 2015, other revenue comprised approximately 1.8% and 2.0%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, and income for equipment leased by joint venture entities.

Total revenues. Total revenues decreased by $5.3 million, or 1.9%, from $275.6 million for the three months ended March 31, 2015 to $270.3 million for the three months ended March 31, 2016. Total revenue was positively impacted by $1.0 million due to our growth in new practices and treatment centers in new and existing local markets during 2015 and 2016 through the development and expansion of surgery practices in Florida and the acquisition and development of physician radiation practices in California, Colombia, Florida, Kentucky, North Carolina, Rhode Island, South Carolina and Washington. The following table summarizes the acquisition and development of physician radiation practices for the comparable periods:

Date	Sites	Location	Market	Type

January 2015	1	Kennewick, Washington	Washington	Acquisition

January 2015	1	Warwick, Rhode Island	Rhode Island	Acquisition

January 2015	1	West Palm Beach, Florida	Palm Beach County — Florida	Acquisition

January 2015	1	Weaverville, North Carolina	Western North Carolina	De Novo

April 2015	1	Corbin, Kentucky	Corbin — Kentucky	Hospital Based

August 2015	1	Medellin, Colombia	International (Colombia)	Acquisition

November 2015	1	Lompoc, California	Central California	De Novo

January 2016	1	Conway, South Carolina	Myrtle Beach — South Carolina	De Novo

Revenue in our existing local markets and practices increased by approximately $3.8 million offset by approximately $2.5 million related to a decrease in revenue from CMS as a result of the bundling of the simulation code with the IMRT Planning code beginning July 1, 2015 and a clinical shift change in modality whereby improved technology allows us to treat tumors with more-intensive radiation, but fewer number of treatments. Revenue was also negatively impacted by approximately $3.0 million for the conversion of our Jacksonville medical oncology group to a professional services arrangement with the University of Florida, as well as negatively impacted by electronic health records (“EHR”) incentive payment adjustments of approximately $0.8 million and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $3.8 million.

Expenses

Salaries and benefits. Salaries and benefits decreased by $6.9 million, or 4.7%, from $147.0 million for the three months ended March 31, 2015 to $140.1 million for the three months ended March 31, 2016. Salaries and benefits as a percentage of total revenues decreased from 53.3% for the three months ended March 31, 2015 to 51.8% for the three months ended March 31, 2016.  Additional staffing of personnel and physicians due to our growth in new practices and treatment centers during 2015 and 2016 contributed $0.4 million to our salaries and benefits. For existing practices and centers within our local markets, salaries and benefits decreased $6.3 million. Of the $6.3 million decrease, $0.4 million was due the reduction of certain of our 2016 bonus programs, and the balance of the decrease due to reductions in staff and compensation arrangements with physicians. Salaries and benefits were also impacted by the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $1.0 million.

Medical supplies. Medical supplies increased by $1.2 million, or 4.6%, from $26.3 million for the three months ended March 31, 2015 to $27.5 million for the three months ended March 31, 2016. Medical supplies as a percentage of total revenues increased from 9.5% for the three months ended March 31, 2015 to 10.2% for the three months ended March 31, 2016. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. In our practices and centers in existing local markets, medical supplies increased by approximately $1.3 million as a result of expanded medical oncology services which provide for increase in certain chemotherapy drugs, which was offset by a $0.1 million decrease related to the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners.

Facility rent expenses. Facility rent expenses increased by $0.5 million, or 3.1%, from $16.8 million for the three months ended March 31, 2015 to $17.3 million for the three months ended March 31, 2016. Facility rent expenses as a percentage of total revenues increased from 6.1% for the three months ended March 31, 2015 to 6.4% for the three months ended March 31, 2016. Approximately $0.1 million of the increase was related to our growth in new practices and treatment centers during 2015 and 2016 and an increase of approximately $0.6 million in our remaining practices, offset by the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.2 million.

Other operating expenses. Other operating expenses increased by $1.2 million, or 7.7%, from $14.9 million for the three months ended March 31, 2015 to $16.1 million for the three months ended March 31, 2016. Other operating expense as a percentage of total revenues increased from 5.4% for the three months ended March 31, 2015 to 6.0% for the three months ended March 31, 2016.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $0.2 million of the increase was related to our growth in new practices and treatment centers during 2015 and 2016 and an increase of approximately $1.2 million in our remaining practices and centers in existing local markets, offset by approximately $0.1 million decrease relating to equipment rental expense relating to medical equipment refinancing, and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.1 million.

                                                General and administrative expenses. General and administrative expenses increased by $0.4 million, or 1.4%, from $29.0 million for the three months ended March 31, 2015 to $29.4 million for the three months ended March 31, 2016. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues increased from 10.5% for the three months ended March 31, 2015 to 10.9% for the three months ended March 31, 2016.  The net increase of $0.4 million in general and administrative expenses was due to increases of approximately $0.2 million relating to our growth in new practices and treatment centers during 2015 and 2016 and an increase of approximately $2.0 million in our remaining practices and treatments centers in our existing local markets. In addition, professional services fees increased by $0.2 million due to additional cost incurred during the period associated with the restatement of our prior period financial statements. The increase in general and administrative expenses were offset by decreases in legal costs of approximately $1.1 million and a decrease of approximately $0.9 million in diligence costs relating to acquisitions and potential acquisitions of physician practices.

Depreciation and amortization. Depreciation and amortization expense decreased by $1.0 million, or 4.6%, from $22.1 million for the three months ended March 31, 2015 to $21.1 million for the three months ended March 31, 2016. Depreciation and amortization expense as a percentage of total revenues decreased from 8.0% for the three months ended March 31, 2015 to 7.8% for the three months ended March 31, 2016. Approximately $0.2 million was related to growth in new practices and treatment centers during 2015 and 2016 and a decrease in certain local markets of our depreciation and amortization by approximately $0.4 million and a decrease of approximately $0.2 million in amortization of certain non-compete agreements and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.6 million.

Provision for doubtful accounts. The provision for doubtful accounts increased by $0.4 million, or 8.9%, from $4.3 million for the three months ended March 31, 2015 to $4.7 million for the three months ended March 31, 2016.  The provision for doubtful accounts as a percentage of total revenues increased from 1.6% for the three months ended March 31, 2015 to 1.7% for the three months ended March 31, 2016. The increase is due to third party payers assigning higher co-pays and shifting of payer responsibility to the patient, which results in increased bad debt expense.

Interest expense, net. Interest expense, decreased by $1.1 million, or 4.2%, from $25.7 million for the three months ended March 31, 2015 to $24.6 million for the three months ended March 31, 2016. As a result of our refinancing in April 2015, approximately $0.7 million of the decrease related to a lower average interest rate. We replaced certain debt instruments with interest rates predominately ranging from 8 7/8% - 11 3/4% with a new Term Loan at a rate of 6.5% and new senior notes at a rate of 11.0%. The decrease of $1.1 million in interest expense was due to a decrease of approximately $5.8 million in interest expense due to a decrease in our weighted average interest rate from 10.7% to 8.5% offset by an increase in interest expense of approximately $4.7 million due to an increase in our average debt from $1.0 billion to $1.2 billion.

Other gains and losses. On January 1, 2016, we contributed our Greenville, North Carolina treatment center operations into a newly formed joint venture. Simultaneously, a local hospital system contributed its Greenville, North Carolina treatment center operations into the joint venture and purchased additional ownership interests from us for approximately $6.2 million. As a result of the transaction, we own 50% of the joint venture. In addition, we determined we do not control the joint venture and, as of January 1, 2016, we deconsolidated the operations of our Greenville, North Carolina treatment center.

Fair value measurements. We funded a portion of the purchase price related to the OnCure and Kennewick, Washington acquisitions with contingent consideration. The contingent consideration is generally dependent on the acquiree achieving certain EBITDA thresholds. We estimated and recorded an earn-out liability for each of the acquisitions as of their respective acquisition dates. We estimate the fair value of the earn-out liabilities at each reporting date. Changes to the estimated earn-out liabilities are recorded to expense in the fair value adjustment of earn-out liabilities caption in the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2016 and 2015, we recorded $0.0 million and $0.5 million, respectively, related to changes in the fair value of earn-out liabilities.

Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of our qualifying initial public offering or a qualifying merger, we will execute and deliver to Canada Pension Plan Investment Board (“CPPIB”) a Warrant Agreement (the “Warrant Agreement”) and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share. The warrants expire on the tenth anniversary of the date of issuance. We evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative and, that the contingently exercisable warrants are a freestanding financial instrument, each requiring bifurcation and measured at fair value. For the three months ended March 31, 2016 and 2015, we recorded a $2.3 million gain and a $1.7 million loss, respectively, related to changes in the fair value of the CPPIB related embedded derivatives and warrants.

On July 2, 2015, we purchased the noncontrolling interest of SFRO. We structured a portion of the purchase with seller financing notes (“SFRO PIK Notes”) that contain clauses requiring payment acceleration of principal amounts as well as premium payments if the sellers achieve specific operational milestones. We determined that the contingent conversion features of the SFRO PIK Notes qualify as embedded derivatives, requiring bifurcation and classification as debt, measured at fair value. We estimate the fair value of embedded derivatives at each reporting date and record the change in fair value of the embedded derivatives to expense in the fair value measurements caption in the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2016, we recorded a $0.2 million gain related to changes in the fair value of the SFRO PIK Notes embedded derivatives.

Income taxes.  Our effective tax rate was 49.9% for the three months ended March 31, 2016 and (15.5)% for the three months ended March 31, 2015. The change in the effective rate for the first quarter of 2016 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.

Net income (loss). Net loss decreased by $17.0 million, from $14.4 million in net loss for the three months ended March 31, 2015 to $2.6 million net income for the three months ended March 31, 2016. Net loss represents (5.2)% of total revenues for the three months ended March 31, 2015 and net income represents 1.0% of total revenues for the three months ended March 31, 2016.

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

We are currently highly leveraged. As of March 31, 2016, we had $1.1 billion of long-term debt outstanding. We have experienced and continue to experience losses from operations. We reported a net loss of approximately $126.8 million, net income of $2.6 million and a net loss of $14.4 million for the year ended December 31, 2015 and for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, we had $72.4 million of unrestricted cash and we were fully drawn under our revolver.

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

•                                          placing us at a disadvantage compared to other, less leveraged competitors; and

•                                          increasing our cost of borrowing.

Further, subject to certain qualifications, the 2015 Credit Agreement and the Senior Notes Indenture, each as currently in effect, require us to receive, subject to certain important qualifications set forth therein, (1) no later than September 10, 2016, net cash proceeds from the issuance or sale of 21C’s capital stock or from other equity investments in an aggregate amount of at least $25.0 million (the “First Capital Event”), (2) no later than November 30, 2016, additional net cash proceeds from the issuance or sale of 21C’s capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least $25.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event, the total amount is not less than $50.0 million) (the “Second Capital Event”) and (3) no later than March 31, 2017, additional net cash proceeds from the issuance or sale of 21C’s capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least the lesser of (A) $75.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event and the Second Capital Event, the total amount is not less than $125.0 million), and (B) an amount such that, after giving effect to such issuance or sale of capital stock or other equity investments and/or sales of assets, 21C’s cash and cash equivalents plus unused revolving loan commitments equals at least $120.0 million and 21C’s consolidated leverage ratio is not greater than 6.4 to 1.00 (the “Third Capital Event” and together with the First Capital Event and the Second Capital Event, the “Capital Events” and each, a “Capital Event”). At least $50 million of the proceeds from the First Capital Event, Second Capital Event and Third Capital Event must be from the issuance or sale of our capital stock or from other equity investments. We are also required to comply with a minimum liquidity covenant in an amount not less than $40.0 million after the completion of the First Capital Event, to be tested monthly prior to the completion of the Third Capital Event and quarterly thereafter. Our failure to satisfy such requirements could result in an event of default under the 2015 Credit Agreement or Senior Notes Indenture, which could result in the debt thereunder being accelerated. While the Company is pursuing a variety of initiatives to satisfy the requirements of the 2015 Credit Agreement and Senior Notes Indenture, we do not have firm commitments to obtain the required equity or dispose of assets in place, and we may not be able to maintain the required levels of liquidity.  Consequently there is substantial doubt about the Company’s ability to continue as a going concern.

On September 9, 2016, we satisfied the First Capital Event.

In the event we are unable to meet the other requirements described above, we will need to identify alternative options, such as a debt refinancing, a sale of the Company or other strategic transaction, or a transformative transaction, such as a possible restructuring or reorganization of the Company’s operations. In addition, the perception that we may not be able to continue as a going concern may negatively and materially impact our existing and future business relationships, and others may choose not to deal with us at all due to concerns about our ability to meet our contractual obligations.

As of July 31, 2016 we had approximately $40.5 million of cash.

Within the last year, we have remitted significant amounts of cash to CMS as a result of the fluorescence in situ hybridization (“FISH”) and GAMMA settlements, the Meaningful Use attestation issue and other compliance related matters.  In addition, significant cash costs have been associated with these same matters, including legal, compliance and accounting fees.  Moreover, industry trends have affected us negatively.  These trends include reimbursement reductions by CMS and shifts in treatment protocols that have reduced treatment volumes.

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

In efforts to enhance our liquidity position above the required capital events, we are also pursuing financing transactions permitted under our 2015 Credit Agreement and our Senior Notes Indenture.

As such we feel confident in our ability to meet our financial obligations over the next twelve months.

Cash Flows From Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2016 was $36.7 million and net cash provided by operating activities was $22.6 million for the three month period ended March 31, 2015.

Net cash provided by operating activities decreased by $59.3 million from $22.6 million provided by operating activities for the three month period ended March 31, 2015 to $36.7 million used in operating activities for the three month period ended March 31, 2016 predominately related to the payments for certain compliance matters of approximately $41.2 million, which includes $34.7 million payment for the GAMMA Settlement, $0.8 million for legal fees associated with the GAMMA and FISH settlements and refund payments of approximately $5.7 million in connection with electronic health records incentive payments received under the Health Information Technology for Economic and Clinical Health Act as a result of meaningful use attestations submitted on behalf of certain Company employed physicians.

Cash Flows From Investing Activities

Net cash used in investing activities for the three month periods ended March 31, 2016 and 2015 was $6.9 million and $38.4 million, respectively.

Net cash used in investing activities decreased by $31.5 million, from $38.4 million for the three month period ended March 31, 2015 to $6.9 million for the three month period ended March 31, 2016. On January 1, 2016, we contributed our Greenville, North Carolina treatment center operations into a newly formed joint venture (“Newco”). Simultaneously, a local hospital system contributed its Greenville, North Carolina treatment center operations into Newco and purchased additional ownership interests from us for approximately $6.2 million. As a result of the transaction, we own 50% of Newco. In addition, we purchased approximately $12.3 million in property and equipment during the three months ended March 31, 2016.

In 2015, net cash used in investing activities was impacted by approximately $26.0 million relative to the acquisition of medical practices. On January 2, 2015, we purchased an 80% equity interest in a legal entity that operates a radiation oncology facility in Kennewick, Washington for approximately $18.9 million. The transaction was funded with $17.6 million in cash and a $1.3 million contingent earn-out payment. On January 6, 2015, we purchased the assets of a radiation oncology practice located in Warrick, Rhode Island for approximately $8.0 million in cash. In addition, we purchased approximately $12.2 million in property and equipment for the three months ended March 31, 2015.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three month period ended March 31, 2016 was $50.8 million and net cash used in financing activities for the three months ended March 31, 2015 was $5.3 million.

During the quarter ended March 31, 2016, we drew an additional $60.0 million in our revolving credit facility to increase our liquidity position.

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

We had partnership distributions from non-controlling interests of approximately $0.2 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

Senior Secured Credit Facility

On April 30, 2015, 21C entered into the Credit Agreement (the “2015 Credit Agreement”) among 21C, as borrower, the Company, Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the “2015 Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

The credit facilities provided under the 2015 Credit Agreement consist of a revolving credit facility providing for up to $125 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “2015 Revolving Credit Facility”) and an initial term loan facility providing for $610 million of term loan commitments (the “2015 Term Facility” and together with the 2015 Revolving Credit Facility, the “2015 Credit Facilities”). 21C may (i) increase the aggregate amount of revolving loans by an amount not to exceed $25 million in the aggregate and (ii) subject to consummation of the Third Capital Event and a consolidated secured leverage ratio test, increase the aggregate amount of the term loans or the revolving loans by an unlimited amount or issue pari passu or junior secured loans or notes or unsecured loans or notes in an unlimited amount. The 2015 Revolving Credit Facility matures April 30, 2020 and the 2015 Term Facility matures April 30, 2022.

Borrowings pursuant to the 2015 Credit Agreement are secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets.

Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, including London Interbank Offered Rate (“LIBOR”) loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin between 5.625% and 6.125%, based upon a total leverage pricing grid; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, which was 3.50% as of March 31, 2016, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin between 4.625% and 5.125%, based upon a total leverage pricing grid.

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

Loans under the 2015 Term Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, including LIBOR loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), provided that such percentage shall be deemed to be not less than 1.00%, plus (iii) an applicable margin of 6.125%; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, provided that such percentage shall be deemed to be not less than 2.00%, plus (ii) an applicable margin of 5.125%.

The 2015 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Senior Notes; change the nature of the business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, under the 2015 Credit Facilities, we are required to (i) maintain minimum liquidity of at least $40.0 million (tested monthly) and (ii) comply with a consolidated leverage ratio (tested quarterly) of 7.50 to 1.00 until March 30, 2018, stepping down to 6.25 to 1.00 thereafter. The consolidated leverage ratio is as follows as of March 31, 2016:

	Requirement at March 31, 2016		Level at March 31, 2016
Maximum permitted consolidated leverage ratio	<	7.50 to 1.00	6.84 to 1.00

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

The 2015 Revolving Credit Facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, acquisitions and dividends.

On June 10, 2016, we entered into an amendment and waiver (“Amendment No. 1”) to the 2015 Credit Agreement, which waived through July 31, 2016 any default or event of default under the 2015 Credit Agreement for failure to timely provide audited annual financial statements and related reports and certificates for the year ended December 31, 2015 and quarterly financial statements and related reports and certificates for the quarter ended March 31, 2016 (the “Specified Deliverables”).

Additionally, Amendment No. 1 waived any cross-default that may have arisen under the 2015 Credit Agreement prior to or on July 31, 2016 as a result of a default or event of default under the indenture governing the Senior Notes, which occurred as a result of the Company’s failure to timely deliver to the trustee under the indenture governing the Senior Notes its annual report on Form 10-K for the year ended December 31, 2015 and its quarterly report on Form 10-Q for the quarter ended March 31, 2016.

Amendment No. 1 also amended the interest rates applicable to the loans under the 2015 Credit Agreement. Loans under the term loan credit facility, as amended, are subject to the following interest rates: (a) for loans which are Eurodollar loans, 6.00% per annum; and (b) for loans which are ABR loans, 5.00% per annum. Loans under the 2015 Revolving Credit Facility, with respect to the Eurodollar loans or the ABR loans, as applicable, are determined on the basis of a pricing grid tied to 21C’s consolidated leverage ratio. Amendment No. 1 further provides that the interest rate applicable to the loans under the Credit Agreement increases in each case by 0.125% per annum as of July 1, 2016 in the event that 21C did not deliver the Specified Deliverables to the Administrative Agent by June 30, 2016.

On August 15, 2016, we entered into an amendment and waiver (“Amendment No. 2”) to the 2015 Credit Agreement.

Amendment No. 2 provides for a limited waiver:

(1) through September 10, 2016, in respect of (a) any default or event of default under the 2015 Credit Agreement resulting from failure to provide audited annual financial statements and related reports and certificates for the year ended December 31, 2015 without a “going concern” or like qualification as and when required pursuant to the 2015 Credit Agreement and (b) any cross-default that may arise under the 2015 Credit Agreement as a result of a default or event of default under the Senior Notes Indenture, which occurs as a result of the Company’s failure to timely furnish to the Trustee and holders of the Senior Notes (each as defined below) or file with the SEC the financial information required in the Delayed 10-K; and

(2) through September 30, 2016, in respect of (a) any default or event of default under the 2015 Credit Agreement resulting from failure to timely provide quarterly financial statements and related reports and certificates for the quarters ended March 31, 2016 and June 30, 2016 and (b) any cross-default that may arise under the 2015 Credit Agreement as a result of a default or event of default under the Senior Notes Indenture which occurs as a result of the Company’s failure to timely furnish to the Trustee and holders of the Senior Notes or file with the SEC the financial information required in the Delayed 10-Q and the quarterly report on Form 10-Q for the quarter ended June 30, 2016 (together, the “Quarterly SEC Reports”).

We filed the Delayed 10-K with the SEC on August 23, 2016 and the Delayed 10-Q on September 20, 2016.

In addition, Amendment No. 2 requires 21C to receive:

(1) no later than September 10, 2016, net cash proceeds from the issuance or sale of 21C’s capital stock or from other equity investments in an aggregate amount of at least $25.0 million;

(2) no later than November 30, 2016, additional net cash proceeds from the issuance or sale of 21C’s capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least $25.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event, the total amount is not less than $50.0 million); and

(3) no later than March 31, 2017, additional net cash proceeds from the issuance or sale of 21C’s capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least the lesser of (A) $75.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event and the Second Capital Event, the total amount is not less than $125.0 million), and (B) an amount such that, after giving effect to such issuance or sale of capital stock or other equity investments and/or sales of assets, 21C’s cash and cash equivalents plus unused revolving loan commitments equals at least $120.0 million and 21C’s consolidated leverage ratio is not greater than 6.4 to 1.00.

Notwithstanding any qualification provided for in the above described Capital Events, Amendment No. 2 requires that 21C receive, on or prior to March 31, 2017, at least $50.0 million of net cash proceeds from the issuance or sale of 21C’s capital stock or from other equity investments. On September 9, 2016, we satisfied the First Capital Event.

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

Senior Notes

On April 30, 2015, 21C completed an offering of $360.0 million aggregate principal amount of 11.00% senior notes due 2023 (the “Senior Notes”) at an issue price of 100.00%.  The Senior Notes are senior unsecured obligations of 21C and are guaranteed on an unsecured senior basis by the Company and each of 21C’s existing and future direct and indirect domestic subsidiaries that is a guarantor (the “Guarantors”) under the 2015 Credit Facilities.

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

The Senior Notes were issued pursuant to the indenture, dated April 30, 2015 (the “Senior Notes Indenture”), among 21C, the Guarantors and Wilmington Trust, National Association, as trustee, governing the Senior Notes. As of March 31, 2016, 21C had $360.0 million aggregate principal amount of Senior Notes outstanding.

Interest is payable on the Senior Notes on each May 1 and November 1, commencing November 1, 2015. 21C may redeem some or all of the Senior Notes at any time prior to May 1, 2018 at a price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest to the redemption date, if any, and an applicable make-whole premium. On or after May 1, 2018, 21C may redeem some or all of the Senior Notes at redemption prices set forth in the Indenture. In addition, at any time prior to May 1, 2018, 21C may redeem up to 35% of the aggregate principal amount of the Senior Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

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

On July 25, 2016, we entered into the second supplemental indenture to the Senior Notes Indenture (the “Second Supplemental Indenture”), providing for a limited waiver through July 31, 2016 of certain defaults or events of default under the Senior Notes Indenture for failure to timely furnish to the trustee and holders of the Senior Notes or file with the SEC the financial information required in an annual report on Form 10-K for the year ended December 31, 2015 or in a quarterly report on Form 10-Q for the period ended March 31, 2016. As consideration for the foregoing, 21C paid to all holders of the Senior Notes an amount representing additional interest on the Senior Notes equal to $2.30 per $1,000 principal amount of the Senior Notes. 21C also paid certain fees and expenses of the advisors to certain holders of the Senior Notes incurred in connection with the Second Supplemental Indenture.

On August 16, 2016, 21C received the requisite consents from the holders of a majority of the aggregate principal amount of the Senior Notes outstanding to enter into a third supplemental indenture (the “Third Supplemental Indenture”) to the Senior Notes Indenture.

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

The Company filed the Delayed 10-K with the SEC on August 23, 2016 and the Delayed 10-Q on September 20, 2016.

The Third Supplemental Indenture requires 21C to complete each Capital Event as described above and in the same time frame described above. As discussed above, the Company satisfied the First Capital Event on September 9, 2016.

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

In our international operations, our commercial and billing department obtains an authorization by the payer for the type of radiation therapy services to be provided and the agreed upon amount for the completion of the course of treatment. Upon completion of the course of treatment, the billing department invoices the payer for the authorized and agreed upon amount.  If the course of treatment has not be completed due to cancellations, death of patient, or other reason, the commercial department contacts the payer to agree to a reduced amount per what was initially authorized.

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

Acquisitions and Developments

The following table summarizes our change in treatment centers in which we operate for the three months ended March 31, 2016:

2016
Radiation therapy centers at beginning of period	181
Internally developed / reopened	1
Acquired	1
Radiation therapy centers at period end	183

When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

On January 1, 2016, we contributed our Greenville, North Carolina treatment center operations into a newly formed joint venture (“Newco”). Simultaneously, a local hospital system contributed its Greenville, North Carolina treatment center operations into Newco and purchased additional ownership interests from us for approximately $6.2 million. As a result of the transaction, we own 50% of Newco. In addition, we determined we do not control Newco, and as of January 1, 2016, we deconsolidated the operations of our Greenville, North Carolina treatment center.

On January 19, 2016 we commenced operations at a de novo radiation therapy center located in Conway, South Carolina.

As of March 31, 2016, we have two de novo radiation treatment centers under construction in South Carolina and the Dominican Republic.

Critical Accounting Policies

Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K. There have been no material changes to the critical accounting policies disclosed in our Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2016, our off-balance sheet obligation consisted of $3.5 million in letters of credit. We do not currently have any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. As of March 31, 2016, our exposure to market risk has not changed materially since December 31, 2015.

Item 4. Controls and Procedures

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

In December 2015, we identified material weaknesses as we did not:

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

•                  design and maintain procedures or effective controls to ensure adequate oversight over the information technology (“IT”) organization to maintain effective information technology general controls (access and program change controls) which are required to support automated controls and IT functionality; and

•                  integrate and maintain (i) appropriate segregation of duties over cash, (ii) adequate access controls with regard to financial applications, and (iii) adequate controls over the processing of expenditures, including payroll expense. Each of these items is specific to the integration of SFRO.

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

•                  engaged an external team of experienced senior finance and accounting consultants to: (i)  review, analyze and enhance our consolidated financial statement close and reporting processes, (ii) perform testing and evaluation of the Company’s internal controls, and (iii) assist the Company in designing and implementing additional financial reporting controls and financial reporting control enhancements;

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

•                  outsourced our compliance hotline to a third-party to enhance the anonymous and confidential process for reporting any suspected violations of federal or state law and regulations, the Company’s policies and procedures, or the Company’s code of conduct;

•                  reviewed, updated, developed and implemented written policies and procedures regarding the operation of the Company’s compliance program;

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

•                  hiring additional accounting, finance, internal audit, compliance and information technology personnel with appropriate backgrounds and skill sets;

•                  establishing additional programs to provide appropriate accounting and controls training to financial, operational and corporate executives on an ongoing basis;

•                  expanding and enhancing our financial reporting systems to facilitate more robust analysis of operating performance, budgeting and forecasting;

•                  enhancing communication and monitoring processes and the appropriate documentation of such to ensure the Audit Committee’s effectiveness in executing its oversight responsibilities;

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

FISH Settlement

On February 18, 2014, we were served with subpoenas from the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) acting with the assistance of the U.S. Attorney’s Office for the Middle District of Florida, who together requested the production of medical records of patients treated by certain of our physicians for the period from January 2007 up through the date of production of documents responsive to the February 18, 2014 subpoena, regarding the ordering, billing and medical necessity of certain laboratory services as part of a civil False Claims Act investigation, as well as our agreements with such physicians. The laboratory services under review related to the utilization of florescence in situ hybridization (“FISH”) laboratory tests ordered by certain physicians employed by us during the relevant time period and performed by us. We were served with another subpoena from the OIG on January 22, 2015, requesting additional documents related to the matter.

On December 16, 2015, 21st Century Oncology, LLC (“21C LLC”), one of our subsidiaries, entered into a settlement agreement (the “Settlement Agreement”) with the federal government, among others. Pursuant to the Settlement Agreement, 21C LLC agreed to pay $19.75 million to the federal government and approximately $0.5 million in attorneys’ fees and costs related to a qui tam action relating to the FISH laboratory tests. Subject to certain conditions, the federal government agreed to release us from any civil or administrative monetary claim the federal government has with respect to the conduct covered by the Settlement Agreement under the False Claims Act and certain other statutes and legal theories. The Settlement Agreement did not constitute an admission of liability by us.

In connection with the Settlement Agreement, on December 16, 2015, 21C LLC entered into a five-year Corporate Integrity Agreement (“CIA”), with the OIG. Violations of the CIA could subject us to substantial monetary penalties or result in exclusion from participation in federal healthcare programs. On March 2, 2016, 21C LLC entered into an amendment to the CIA to include conducting training and audits related to Gamma billing (discussed further below).

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

On March 9, 2016, 21C entered into a settlement (the “GAMMA Settlement”) with the federal government to resolve the matter, pursuant to which 21C agreed to pay a settlement amount of $34.7 million. 21C fully cooperated with the federal government and entered into the GAMMA Settlement with no admission of wrongdoing. There was no indication that patient harm was a component of the dispute, and the Company is not aware of harm to any patient related to this dispute.

Data Breach

On November 13, 2015, we were advised by the Federal Bureau of Investigation (the “FBI”) that patient information was illegally obtained by an unauthorized third party who may have gained access to a company database. The Company immediately hired a leading forensic firm to support its investigation, assess its system and bolster its security. Based on its investigation, the Company determined that the intruder may have accessed the database on October 3, 2015. The Company notified approximately 2.2 million current and former patients that certain information may have been copied and transferred.

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

In addition, the Company has received a request for information regarding the data breach and the Company’s response from the Office for Civil Rights as well as additional inquiries from State Attorneys General. The Company has responded to each of those inquiries and provided the information requested. The Company could face fines or penalties as a result of these inquiries. However, due to the early stages of these matters, we cannot predict the ultimate resolution or estimate the amounts of, or ranges of, potential loss, if any.

The Company has insurance coverage and contingency plans for certain potential liabilities relating to the data breach. Nevertheless, the coverage may be insufficient to satisfy all claims and liabilities related thereto and the Company will be responsible for deductibles and any other expenses that may be incurred in excess of insurance coverage.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

See Note 13, Long-term debt, to our Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Supplemental Financial Information.

101

The following financial information from 21st Century Oncology Holdings, Inc. Quarterly Report on Form 10-Q for the period March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Date: September 20, 2016
	By:	/s/ LEANNE M. STEWART
LeAnne M. Stewart
Chief Financial Officer
(Principal Financial Officer)