Form 10-Q
period 2016-06-30
21st Century Oncology Holdings, Inc.
filed 2016-09-20
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016.

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

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June, 30	December 31,
	2016	2015
	(unaudited)	As Adjusted (a)
ASSETS
Current assets:
Cash and cash equivalents ($15,974 and $10,175 related to VIEs)	$52,206	$65,211
Restricted cash	307	195
Marketable securities	1,080	1,078
Accounts receivable, net ($14,582 and $16,945 related to VIEs)	128,715	122,355
Prepaid expenses ($378 and $487 related to VIEs)	8,029	7,822
Inventories ($427 and $409 related to VIEs)	3,418	3,918
Income tax receivable	5,285	4,966
Other ($1,252 and $319 related to VIEs)	15,298	15,732
Total current assets	214,338	221,277
Equity investments in joint ventures	15,328	1,214
Property and equipment, net ($19,747 and $20,866 related to VIEs)	230,748	238,585
Real estate subject to finance obligation	13,997	12,631
Goodwill ($52,454 and $52,454 related to VIEs)	492,143	498,680
Intangible assets, net ($5,795 and $5,987 related to VIEs)	61,937	70,115
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	33,284	17,883
Other assets ($6,425 and $6,291 related to VIEs)	40,946	41,588
Deferred income taxes ($6 and $6 related to VIEs)	2,119	1,888
Total assets	$1,104,840	$1,103,861
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable ($2,063 and $2,691 related to VIEs)	$67,398	$59,888
Accrued expenses ($1,331 and $4,637 related to VIEs)	68,488	111,653
Income taxes payable	2,680	2,501
Current portion of long-term debt ($181 and $64 related to VIEs)	1,102,452	1,023,877
Current portion of finance obligation	269	283
Other current liabilities	11,430	14,265
Total current liabilities	1,252,717	1,212,467
Long-term debt, less current portion ($0 and $155 related to VIEs)	24,899	49,233
Finance obligation, less current portion	14,903	13,318
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	22,212	19,911
Other long-term liabilities ($3,232 and $2,974 related to VIEs)	70,971	70,928
Deferred income taxes	4,953	3,887
Total liabilities	1,390,655	1,369,744
Series A convertible redeemable preferred stock, $0.001 par value, $1,000 stated value, 3,500,000 authorized, 385,000 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	429,966	389,514
Noncontrolling interests — redeemable	19,825	19,233

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,059 issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	539,093	579,920
Retained deficit	(1,243,855)	(1,226,298)
Accumulated other comprehensive loss, net of tax	(57,809)	(54,574)
Total 21st Century Oncology Holdings, Inc. shareholder’s deficit	(762,571)	(700,952)
Noncontrolling interests - nonredeemable	26,965	26,322
Total deficit	(735,606)	(674,630)
Total liabilities and deficit	$1,104,840	$1,103,861

(a)         Derived from audited financial statements. See note 3 for discussion of accounting principles adopted during the period.

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands):	2016	2015	2016	2015
Revenues:
Net patient service revenue	$238,685	$257,854	$489,469	$512,109
Management fees	14,643	15,211	29,274	31,081
Other revenue	5,055	5,148	9,938	10,656
Total revenues	258,383	278,213	528,681	553,846

Expenses:
Salaries and benefits	137,653	147,397	277,751	294,356
Medical supplies	24,494	24,774	52,004	51,065
Facility rent expenses	17,522	17,017	34,864	33,838
Other operating expenses	15,567	16,095	31,671	31,043
General and administrative expenses	36,353	44,061	65,726	73,035
Depreciation and amortization	20,973	22,204	42,093	44,336
Provision for doubtful accounts	3,964	3,753	8,660	8,066
Interest expense, net	25,583	24,378	50,202	50,065
Other gains and losses	(551)	(1,283)	(13,180)	(1,667)
Impairment loss	1,825	—	1,825	—
Early extinguishment of debt	—	37,390	—	37,390
Fair value measurements	(10,255)	4,452	(12,789)	6,605
Loss on foreign currency transactions	234	(34)	305	204
Total expenses	273,362	340,204	539,132	628,336

Loss before income taxes and equity interest in net income of joint ventures	(14,979)	(61,991)	(10,451)	(74,490)
Income tax expense	2,542	2,414	4,801	4,347
Net loss before equity interest in net income of joint ventures	(17,521)	(64,405)	(15,252)	(78,837)
Equity interest in net income of joint ventures, net of tax	455	188	807	212
Net loss	(17,066)	(64,217)	(14,445)	(78,625)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,316)	(1,821)	(3,112)	(4,080)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(18,382)	(66,038)	(17,557)	(82,705)
Other comprehensive loss, net of tax:
Unrealized loss on foreign currency translation	(823)	(1,806)	(3,996)	(3,999)

Other comprehensive loss	(823)	(1,806)	(3,996)	(3,999)

Comprehensive loss	(17,889)	(66,023)	(18,441)	(82,624)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	(804)	(1,580)	(2,351)	(3,532)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(18,693)	$(67,603)	$(20,792)	$(86,156)

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands):	2016	2015
Cash flows from operating activities
Net loss	$(14,445)	$(78,625)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,093	44,336
Deferred rent expense	144	379
Deferred income taxes	1,061	(809)
Stock-based compensation	—	5
Provision for doubtful accounts	8,660	8,066
Gain on the sale/disposal of property and equipment	(34)	(303)
Gain on the contribution of a radiation facility to a joint venture	(12,629)	—
Impairment loss	1,825	—
Early extinguishment of debt	—	37,390
Debt modification costs	197	—
Loss on foreign currency transactions	227	38
Fair value adjustment of earn-out liabilities	1	(530)
Fair value adjustment of embedded derivatives and other financial instruments	(12,790)	7,135
Amortization of debt discount	947	746
Amortization of loan costs	2,095	2,630
Paid in kind interest on notes payable	795	—
Equity interest in net income of joint ventures, net of tax	(807)	(212)
Distribution received from unconsolidated joint ventures	—	106
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(25,282)	(34,636)
Prepaid expenses and other assets	1,228	(1,003)
Inventories	468	124
Accounts payable	10,864	3,556
Accrued deferred compensation	799	686
Income taxes payable	(1,030)	346
Accrued expenses / other liabilities	(39,844)	23,533
Net cash (used in) provided by operating activities	(35,457)	12,958
Cash flows from investing activities
Purchase of property and equipment	(20,195)	(25,753)
Acquisition of medical practices	(129)	(29,258)
Change in restricted cash associated with medical practice acquisitions	(112)	4,040
Proceeds from the sale of equity interest in a joint venture	6,170	—
Proceeds from the sale of property and equipment	123	1,122
(Loans to) repayments from employees	(191)	160
Contribution of capital to joint venture entities	(502)	—
Purchase of company owned life insurance policies	(656)	(670)
Change in other assets and other liabilities	113	(156)
Net cash used in investing activities	(15,379)	(50,515)

continued

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six Months Ended June 30,
(in thousands):	2016	2015
Cash flows from financing activities
Proceeds from issuance of debt	60,789	970,618
Principal repayments of debt	(19,264)	(911,717)
Repayments of finance obligation	(108)	(136)
Proceeds from issuance of noncontrolling interest	—	743
Proceeds from noncontrolling interest holders - redeemable and non-redeemable	—	3,230
Purchase of noncontrolling interest - non-redeemable	—	(1,233)
Cash distributions to noncontrolling interest holders — redeemable and non-redeemable	(1,407)	(2,022)
Payments for contingent considerations	(149)	(8,537)
Payment of call premium on long-term debt	—	(24,877)
Payment of debt modification costs	(197)	—
Payments of loan costs	(1,811)	(25,626)
Net cash provided by financing activities	37,853	443
Effect of exchange rate changes on cash and cash equivalents	(22)	(10)
Net decrease in cash and cash equivalents	(13,005)	(37,124)
Cash and cash equivalents, beginning of period	65,211	99,082
Cash and cash equivalents, end of period	$52,206	$61,958

Supplemental disclosure of non-cash investing and financing activities
Finance obligation related to real estate projects	$1,463	$782
Derecognition of finance obligation related to real estate projects	$—	$12,215
Capital lease obligations related to the purchase of equipment	$10,879	$582
Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$59	$1,265
Change in earn-out liabilities	$—	$1,258
Assumed debt obligations related to the acquisition of medical practices	$—	$290
Amounts payable for related deferred financing costs	$—	$855
Noncash dividend declared to noncontrolling interest	$84	$10
Accrued dividends on Series A convertible preferred stock, accrued at effective rate	$32,013	$26,104
Accretion of redemption value on Series A convertible preferred stock	$8,439	$9,097
Change in additional paid-in capital from sale/purchase of interest in subsidiaries	$—	$378
Contribution of assets to a joint venture entity	$18,980	$—
Additional paid in capital adjustment for fair value of noncontrolling interest	$375	$—

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2016

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

As of June 30, 2016, the Company deployed approximately 969 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care in the United States. The Company’s physicians provide medical services at 380 locations, including our 183 radiation therapy centers, of which 59 operate in partnership with health systems. The Company’s cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Washington and West Virginia, as well as countries in Latin America, Central America and the Caribbean. The Company’s 36 international radiation therapy centers, located in Argentina, Mexico, Colombia, Costa Rica, the Dominican Republic, Guatemala and El Salvador operate under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals.

The Company is also engaged in providing capital equipment and business management services to oncology physician groups (“Groups”) that treat patients at cancer centers (“Centers”). The Company provides management services to six Groups in California and one Group in Indiana. The Company owns the Centers’ assets and provides services to the Groups through exclusive, long-term management services agreements. The Company provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that the Company provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting and treasury. Under the terms of the management services agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group.  The management fees are primarily based on a predetermined percentage of each Group’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) associated with the provision of radiation therapy. The Company’s management fees range from 50% to 60% of each Group’s EBITDA, with one Group in California whose fee ranges from 20% to 30% of cash collections.

2.              Leverage and Liquidity

The Company is highly leveraged. As of June 30, 2016, the Company had approximately $1.1 billion of long-term debt outstanding.  The Company has experienced and continues to experience losses from its operations. The Company reported net losses of approximately $126.8 million, $14.4 million and $78.6 million for the year ended December 31, 2015 and six month periods ended June 30, 2016 and 2015, respectively. At June 30, 2016, the Company had $52.2 million of unrestricted cash and was fully drawn under its revolver (“2015 Revolving Credit Facility”).

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

            Further, subject to certain qualifications, the credit agreement governing the Company’s term loan facility (the “2015 Term Facility” and together with the 2015 Revolving Credit Facility, the “2015 Credit Facilities”) and the indenture governing our notes (the “Senior Notes Indenture”), each as currently in effect, require us to receive, subject to certain important qualifications set forth therein, (1) no later than September 10, 2016, net cash proceeds from the issuance or sale of the Company’s capital stock or from other equity investments in an aggregate amount of at least $25.0 million (the “First Capital Event”), (2) no later than November 30, 2016, additional net cash proceeds from the issuance or sale of the Company’s capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least $25.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event, the total amount is not less than $50.0 million) (the “Second Capital Event”) and (3) no later than March 31, 2017, additional net cash proceeds from the issuance or sale of the Company’s capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least the lesser of (A) $75.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event and the Second Capital Event, the total amount is not less than $125.0 million), and (B) an amount such that, after giving effect to such issuance or sale of capital stock or other equity investments and/or sales of assets, the Company’s cash and cash equivalents plus unused revolving loan commitments equals at least $120.0 million and the Company’s consolidated leverage ratio is not greater than 6.4 to 1.00 (the “Third Capital Event” and together with the First Capital Event and the Second Capital Event, the “Capital Events” and each, a “Capital Event”). At least $50 million of the proceeds from the First Capital Event, Second Capital Event and Third Capital Event must be from the issuance or sale of 21C’s capital stock or from other equity investments. The Company is also required to comply with a minimum liquidity covenant in an amount not less than $40.0 million after the completion of the First Capital Event, to be tested monthly prior to the completion of the Third Capital Event and quarterly thereafter. Its failure to satisfy such requirements could result in an event of default under our 2015 Credit Facilities or Senior Notes Indenture, which could result in the debt thereunder being accelerated. While the Company is pursuing a variety of initiatives to satisfy the requirements of the 2015 Credit Facilities and Senior Notes Indenture, it does not have commitments to obtain the required equity or dispose of assets in place, and it may not be able to maintain the required levels of liquidity.  Consequently there is substantial doubt about the Company’s ability to continue as a going concern.

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

3.   Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

Out of period adjustments:

During the quarter ended March 31, 2016, the Company determined that foreign currency translation adjustments have not been applied to goodwill relative to an acquisition in Argentina in 2011. The cumulative difference between the unrealized loss on foreign currency translation that should have been recognized and that actually was recognized was not material to the Company’s results of operations or financial position as of or for any of the periods presented. The Company recorded an adjustment to correct the unrealized loss on foreign currency translation and accumulated other comprehensive loss, net of tax, along with the associated goodwill for approximately $0.9 million in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2016 and the condensed consolidated balance sheet as of June 30, 2016. There was no impact to the condensed consolidated statement of cash flows for the six months ended June 30, 2016.

Seasonality:

The Company’s results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of the Company’s Florida treatment centers are part-time residents during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods. As of June 30, 2016, 60 of the Company’s 147 U.S. domestic radiation treatment centers are located in Florida.

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

As of June 30, 2016 and December 31, 2015, the combined total assets included in the Company’s condensed consolidated balance sheet relating to the VIEs were approximately $117.0 million and $113.9 million, respectively.

As of June 30, 2016, the Company was the primary beneficiary of, and therefore consolidated, 28 VIEs, which operate 48 radiation therapy centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of, the VIEs, not the Company. Only the assets of the VIEs can be used to settle the liabilities of the VIEs. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York, North Carolina and Washington, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the six months ended June 30, 2016 and 2015 approximately 13.0% and 13.6% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative management agreements.

As of June 30, 2016, the Company also held equity interests in five VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $15.3 million and $1.2 million at June 30, 2016 and December 31, 2015, respectively, with ownership interests ranging between 33.3% and 50.0% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

Cost of revenues:

The cost of revenues for the three months ended June 30, 2016 and 2015 are approximately $191.7 million and $200.6 million, respectively. The cost of revenues for the six months ended June 30, 2016 and 2015 are approximately $389.1 million and $401.9 million, respectively. The cost of revenues includes expenses incurred for the delivery of patient care. These expenses include salaries and benefits of physicians, physicists, dosimetrists, radiation technicians etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

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

During 2016, the FASB issued additional ASUs relating to Revenue from Contracts with Customers (Topic 606). These updates, identified as ASU 2016-08, ASU 2016-10 and ASU 2016-12, identified practical expedients and clarified various aspects of the new revenue recognition standard outlined in ASU 2014-09. The Company has reviewed these updates and does not believe they will materially impact the Company’s future adoption of the standard. The effective date and transition requirements for ASU 2014-09 (and updated in ASU 2015-14) were not changed with these pronouncements

4.  Accumulated other comprehensive loss, net of tax

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that are recorded as an element of equity but are excluded from net loss. The Company’s other comprehensive loss is composed of the Company’s foreign currency translation of its operations in South America, Central America and the Caribbean as well as net periodic benefit cost of pension plans. There were no reclassifications from other comprehensive income into earnings for the periods presented.

The components of accumulated other comprehensive loss, net of tax, were as follows:

	21st Century Oncology Holdings, Inc. Shareholder			Noncontrolling Interests
Quarter to date (in thousands):	Foreign Currency Translation Adjustments	Net periodic benefit cost of pension plan	Total	Foreign Currency Translation Adjustments	Other Comprehensive Income (Loss)
As of March 31, 2016	$(57,041)	$(457)	$(57,498)	$(6,924)	$
Other comprehensive loss	(311)	—	(311)	(512)	(823)
As of June 30, 2016	$(57,352)	$(457)	$(57,809)	$(7,436)	$(823)

	21st Century Oncology Holdings, Inc. Shareholder			Noncontrolling Interests
Year to date (in thousands):	Foreign Currency Translation Adjustments	Net periodic benefit cost of pension plan	Total	Foreign Currency Translation Adjustments	Other Comprehensive Income (Loss)
As of December 31, 2015	$(54,117)	$(457)	$(54,574)	$(6,675)	$
Other comprehensive loss	(3,235)	—	(3,235)	(761)	(3,996)
As of June 30, 2016	$(57,352)	$(457)	$(57,809)	$(7,436)	$(3,996)

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

The Company estimated the fair value of the embedded derivatives and warrants using significant unobservable inputs (Level 3). The primary valuation technique used was comparing the present value of discounted cash flows, assuming no triggering events occur with the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management’s estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. As a result of the capital event requirements discussed in Note 2, the Company reevaluated the timing and probability assumptions of each triggering event during the quarter ended June 30, 2016. Based on the assumptions, the Company determined the fair value of the embedded derivative to be approximately $33.3 million which is reflected in other noncurrent assets and the fair value of the warrants to be approximately $22.2 million which is reflected in other noncurrent liabilities, both as of June 30, 2016.

The Company is accreting the components of the difference between issuance date fair value and redemption value over the period which each component of that discount relates, generally using the effective interest method, which is reflective of the economics of the instrument.

If the Series A Preferred Stock were redeemable as of the balance sheet date, the Series A Preferred Stock would be redeemable at its stated value of $385.0 million plus accrued dividends.  Accrued dividends as of June 30, 2016 and December 31, 2015 were $82.9 million and $53.6 million, respectively.

Additionally, if settled under a repurchase event (which occurs upon a change of control or a default event, as defined in the related agreements), redemption occurs at a premium over the stated value of either 109% or 105% of the stated value, depending on the timing of the repurchase event.

Changes to the Series A Preferred Stock are as follows:

Quarter to date (in thousands):
As of March 31, 2016	$409,332
Accretion of Series A Preferred Stock to redemption value	4,231
Series A Preferred Stock dividends accrued at effective rate	16,403
As of June 30, 2016	$429,966

Year to date (in thousands):
As of December 31, 2015	$389,514
Accretion of Series A Preferred Stock to redemption value	8,439
Series A Preferred Stock dividends accrued at effective rate	32,013
As of June 30, 2016	$429,966

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

The following table presents changes in total equity for the respective periods:

(in thousands):	21st Century Oncology Holdings, Inc. Shareholder’s Deficit	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2015	$(700,952)	$26,322	$(674,630)	$19,233
Net (loss) income	(17,557)	2,412	(15,145)	700
Other comprehensive loss from foreign currency translation	(3,235)	(748)	(3,983)	(13)
Accretion of Series A convertible redeemable preferred stock to redemption value	(8,439)	—	(8,439)	—
Accrued Series A convertible redeemable preferred stock dividends	(32,013)	—	(32,013)	—
Adjustment of noncontrolling interest to redemption value	(375)	—	(375)	375
Distributions	—	(1,021)	(1,021)	(470)
Balance, June 30, 2016	$(762,571)	$26,965	$(735,606)	$19,825

Balance, December 31, 2014	$(493,439)	$55,838	$(437,601)	$15,273
Net (loss) income	(82,705)	3,124	(79,581)	956
Other comprehensive loss from foreign currency translation	(3,452)	(552)	(4,004)	5
Accretion of Series A convertible redeemable preferred stock to redemption value	(9,097)	—	(9,097)	—
Accrued Series A convertible redeemable preferred stock dividends	(26,104)	—	(26,104)	—
Purchase price fair value of noncontrolling interest	—	—	—	3,766
Proceeds from issuance of noncontrolling interest	(378)	(738)	(1,116)	626
Proceeds from noncontrolling interest holders	—	3,170	3,170	60
Stock based compensation	5	—	5	—
Distributions	—	(1,140)	(1,140)	(892)
Balance, June 30, 2015	$(615,170)	$59,702	$(555,468)	$19,794

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

As of June 30, 2016 and December 31, 2015, the Company held certain items that are required to be measured at fair value on a recurring basis, including the embedded derivative features and warrants of its Series A Preferred Stock and SFRO PIK Notes. The primary valuation technique used was comparing the present value of discounted cash flows, assuming no triggering events occur, with the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management’s estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input is not usually linear.

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

The following tables provide information about long-term debt not carried at fair value in accordance with ASC 820. The fair values were based on prices quoted from third-party financial institutions (Level 2). The fair values are as follows:

	June 30, 2016
(in thousands):	Fair Value	Carrying Value

$610.0 million Term Loan Facility due April 30, 2022	$546,530	$586,054

$360.0 million Senior Notes due May 1, 2023	$307,800	$353,059

$75.0 million Senior Secured Notes due January 15, 2017	$488	$488

	December 31, 2015
(in thousands):	Fair Value	Carrying Value

$610.0 million Term Loan Facility due April 30, 2022	$509,838	$589,133

$360.0 million Senior Notes due May 1, 2023	$262,800	$352,546

$75.0 million Senior Secured Notes due January 15, 2017	$443	$443

The carrying values of the Company’s other long-term debt instruments approximate fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of June 30, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date Using
(in thousands):	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities	$1,080	$1,080	$—	$—

Other current assets
Cash surrender value of company owned life insurance investments	$189	$189	$—	$—

Other noncurrent assets
Embedded derivative and other financial instrument features of Series A Preferred Stock	$33,284	$—	$—	$33,284
Cash surrender value of company owned life insurance investments	$6,099	$6,099	$—	$—

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$2,540	$—	$—	$2,540
Earn-out liabilities	$45	$—	$—	$45
Cash surrender value of company owned life insurance obligations	$189	$189	$—	$—

Other noncurrent liabilities
Embedded derivative and other financial instrument features of Series A Preferred Stock	$22,212	$—	$—	$22,212
Cash surrender value of company owned life insurance obligations	$6,809	$6,809	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities	$1,078	$1,078	$—	$—

Other current assets
Cash surrender value of company owned life insurance investments	$299	$299	$—	$—

Other noncurrent assets
Embedded derivative and other financial instrument features of Series A Preferred Stock	$17,883	$—	$—	$17,883
Cash surrender value of company owned life insurance investments	$5,203	$5,203	$—	$—

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$2,230	$—	$—	$2,230
Earn-out liabilities	$193	$—	$—	$193
Cash surrender value of company owned life insurance obligations	$299	$299	$—	$—

Other noncurrent liabilities
Embedded derivative and other financial instrument features of Series A Preferred Stock	$19,911	$—	$—	$19,911
Cash surrender value of company owned life insurance obligations	$5,796	$5,796	$—	$—

There have been no transfers between levels of valuation hierarchies for the six months ended June 30, 2016 and 2015.

The following tables present changes in Level 3 liabilities measured at fair value on a recurring basis:

	Fair value	Instruments	Change in	Fair value
Quarter to date (in thousands):	March 31, 2016	Issued/Paid	Fair Value	June 30, 2016

Other noncurrent assets
Embedded derivative and other financial instrument features of Series A Preferred Stock	$21,407	$—	$11,877	$33,284

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$2,020	$—	$520	$2,540
Earn-out liabilities	$45	$—	$—	$45

Other noncurrent liabilities
Embedded derivative and other financial instrument features of Series A Preferred Stock	$21,110	$—	$1,102	$22,212

	Fair value	Instruments	Change in	Fair value
Year to date (in thousands):	December 31, 2015	Issued/Paid	Fair Value	June 30, 2016

Other noncurrent assets
Embedded derivative and other financial instrument features of Series A Preferred Stock	$17,883	$—	$15,401	$33,284

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$2,230	$—	$310	$2,540
Earn-out liabilities	$193	$(149)	$1	$45

Other noncurrent liabilities
Embedded derivative and other financial instrument features of Series A Preferred Stock	$19,911	$—	$2,301	$22,212

9.  Income taxes

The Company’s effective rate was (45.9)% and (5.8)% for the six months ended June 30, 2016 and 2015, respectively. The change in the effective rate for the first six months of 2016 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.

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

SFRO

On February 10, 2014, the Company purchased a 65% equity interest in SFRO. On July 2, 2015, the Company purchased the remaining 35% of SFRO for $44.1 million, comprised of $15.0 million in cash, $14.6 million payment-in-kind (“PIK”) (“SFRO PIK Notes”), and $14.5 million in 21CI preferred stock, which was immediately converted to common stock. The SFRO PIK Notes accrue interest at 10% per annum, which will be accrued quarterly and added to the outstanding principal amount. The SFRO PIK Notes mature on June 30, 2019 and provide for accelerated principal payments along with premium payments to the sellers upon achievement of certain operational milestones. As of June 30, 2016, one milestone had been achieved.

Other acquisitions and other arrangements

On January 1, 2016, the Company contributed its Greenville, North Carolina treatment center operations into a newly formed joint venture (“Newco”). The Company’s Greenville operations were valued at approximately $19.0 million. Simultaneously, a local hospital system contributed its Greenville, North Carolina treatment center operations into Newco and purchased additional ownership interests from the Company for approximately $6.2 million. As a result of the transaction, the Company owns 50% of Newco. The Company determined it does not control Newco and as of January 1, 2016, the Company deconsolidated the operations of its Greenville, North Carolina treatment center, recording a gain on disposal of $12.6 million in other gains and losses in the condensed consolidated statements of operations and comprehensive loss.

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

11. Goodwill and intangible assets

The changes in the carrying amount of goodwill are as follows:

(in thousands):	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Balance, beginning of period: U.S. Domestic Segment
Goodwill	$1,150,614	$1,120,275
Accumulated impairment loss	(700,799)	(700,799)
Net goodwill, beginning of period	449,815	419,476

Goodwill acquired during the period	—	30,468
Contribution of a radiation facility to an unconsolidated joint venture	(5,146)	—
Adjustments to purchase price allocations	—	(129)
Balance, end of period
Goodwill	1,145,468	1,150,614
Accumulated impairment loss	(700,799)	(700,799)
Net goodwill, end of period: U.S. Domestic Segment	$444,669	$449,815

Balance, beginning of period: International Segment
Goodwill	$48,865	$57,083
Net goodwill, beginning of period	48,865	57,083

Goodwill acquired during the period	—	233
Adjustments to purchase price allocations	—	88
Foreign currency translation	(1,391)	(8,539)
Balance, end of period
Goodwill	47,474	48,865
Net goodwill, end of period: International Segment	$47,474	$48,865

During the quarter ended June 30, 2016, the Company entered into an agreement to terminate an OnCure management services agreement prior to the end of its expiration date. The management services agreement is recorded as an intangible asset on the condensed consolidated balance sheet. The Company assessed the fair value of the management services agreement, determined it was impaired and recorded an impairment loss of $1.8 million, which is recorded in impairment loss in the condensed consolidated statements of operations and comprehensive loss. The management services agreement impairment relates to the Company’s U.S. Domestic Segment. The Company determined the fair value of the management services agreement based on the income approach.

12. Accrued expenses

Accrued expenses consist of the following:

(in thousands):	June 30, 2016	December 31, 2015
Accrued payroll and payroll related deductions and taxes	$22,417	$19,051
Accrued compensation arrangements	20,308	30,010
Accrued interest	7,361	7,359
Accrued Gamma investigative matter	—	34,694
Accrued other	18,402	20,539
Total accrued expenses	$68,488	$111,653

13. Long-term debt

At June 30, 2016 and December 31, 2015, all of the Company’s senior credit facility and senior notes have been classified as current liabilities due to the non-compliance with certain covenants of these loan agreements as it pertains to the timely reporting of annual and quarterly financial information, the resolution of which is contingent upon the generation of specific net cash proceeds to be received within certain time periods.

In addition, certain of the Company’s capital leases and a seller financing promissory note have been classified as current liabilities due to the non-compliance of certain default provisions within the respective agreements.

The Company’s long-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
$125.0 million Senior Secured Credit Facility — (2015 Revolving Credit Facility) (net of $4,325 and $4,567 of deferred financing costs at June 30, 2016 and Decmeber 31, 2015, respectively)	$115,675	$55,433

$610.0 million Senior Secured Credit Facility — (Term Loan Facility) (net of unamortized debt discount of $5,049 and $5,498 and deferred financing costs of $12,797 and $12,319 at June 30, 2016 and December 31, 2015, respectively)	586,054	589,133

$360.0 million Senior Notes (net of $6,941 and $7,454 of deferred financing costs at June 30, 2016 and December 31, 2015, respectively)	353,059	352,546

$75.0 million Senior Secured Notes	488	443

Capital leases payable with various monthly payments plus interest at rates ranging from 1.0% to 19.1%, due at various maturity dates through March 2022	46,328	49,854

SFRO PIK Notes (net of unamortized debt discount of $329 and $384 and embedded derivative of $2,434 and $2,876 at June 30, 2016 and December 31, 2015, respectively)	13,790	12,497

Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 8.0% to 19.5%, due at various maturity dates through April 2021	11,957	13,204
	1,127,351	1,073,110
Less current portion	(1,102,452)	(1,023,877)
	$24,899	$49,233

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

Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, including London Interbank Offered Rate (“LIBOR”), loans for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin of between 5.625% and 6.125%, based upon a total leverage pricing grid; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, which was 3.50% as of June 30, 2016, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin of between 4.625% and 5.125%, based upon a total leverage pricing grid.

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

The 2015 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Senior Notes; change the nature of the business; engage in certain transactions with affiliates; and restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, under the 2015 Credit Facilities, 21C is required to (i) maintain minimum liquidity of at least $40.0 million (tested monthly) and (ii) comply with a consolidated leverage ratio (tested quarterly) of 7.50 to 1.00 until March 30, 2018, stepping down to 6.25 to 1.00 thereafter. The consolidated leverage ratio is as follows as of June 30, 2016:

	Requirement at June 30, 2016		Level at June 30, 2016
Maximum permitted consolidated leverage ratio	<	7.50 to 1.00	7.39 to 1.00

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

On June 10, 2016, the Company entered into an amendment and waiver (“Amendment No. 1”) to the 2015 Credit Agreement. Amendment No. 1 waived through July 31, 2016 any default or event of default under the 2015 Credit Agreement for failure to timely provide audited annual financial statements and related reports and certificates for the year ended December 31, 2015 and quarterly financial statements and related reports and certificates for the quarter ended March 31, 2016 (the “Specified Deliverables”). We paid approximately $1.8 million in loan costs related to Amendment No. 1. and incurred additional legal fees of approximately $0.2 million.

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

On August 15, 2016, the Company entered into an amendment and waiver (“Amendment No. 2”) to the 2015 Credit Agreement.

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

15. Other gains and losses

Other gains and losses consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands):	2016	2015	2016	2015
Gain on the contribution of a radiation facility to a joint venture	$—	$—	$(12,629)	$—
(Gain) loss on the sale/disposal of property and equipment	(34)	81	(34)	(303)
Gain on BP settlement	(517)	—	(517)	—
Gain on insurance recoveries	—	(1,364)	—	(1,364)
Total other gains and losses	$(551)	$(1,283)	$(13,180)	$(1,667)

Gain on BP settlement

During 2016 the Company received settlement funds from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill that occurred in 2010.

Gain on insurance recoveries.

During 2015 the Company received insurance recoveries from damages suffered as a result of a fire in one of its North Carolina radiation treatment centers that occurred during 2011.

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

Financial information by geographic segment is as follows:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands):	2016	2015	2016	2015
Total revenues:
U.S. Domestic	$230,829	$249,228	$477,395	$497,833
International	27,554	28,985	51,286	56,013
Total	$258,383	$278,213	$528,681	$553,846

Facility gross profit:
U.S. Domestic	$56,361	$66,621	$121,489	$132,098
International	15,242	16,026	27,661	30,606
Total	$71,603	$82,647	$149,150	$162,704

Depreciation and amortization:
U.S. Domestic	$19,714	$20,752	$39,633	$41,433
International	1,259	1,452	2,460	2,903
Total	$20,973	$22,204	$42,093	$44,336

Capital expenditures: *
U.S. Domestic			$29,371	$17,683
International			1,762	9,917
Total			$31,133	$27,600

* includes capital lease obligations and accounts payable related to capital expenditures

(in thousands):	June 30, 2016	December 31, 2015
Total assets:
U.S. Domestic	$984,561	$982,575
International	120,279	121,286
Total	$1,104,840	$1,103,861

Property and equipment:
U.S. Domestic	$206,745	$213,442
International	24,003	25,143
Total	$230,748	$238,585

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$498,743	$511,182
International	55,337	57,613
Total	$554,080	$568,795

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
(in thousands):	2016	2015	2016	2015
Facility gross profit	$71,603	$82,647	$149,150	$162,704
Less:
General and administrative expenses	36,353	44,061	65,726	73,035
General and administrative salaries	25,795	27,977	51,544	55,564
General and administrative depreciation and amortization	3,634	3,944	7,308	7,932
Provision for doubtful accounts	3,964	3,753	8,660	8,066
Interest expense, net	25,583	24,378	50,202	50,065
Other gains and losses	(551)	(1,283)	(13,180)	(1,667)
Impairment loss	1,825	—	1,825	—
Early extinguishment of debt	—	37,390	—	37,390
Fair value measurements	(10,255)	4,452	(12,789)	6,605
Loss on foreign currency transactions	234	(34)	305	204
Loss before income taxes and equity interest in net income of joint ventures	$(14,979)	$(61,991)	$(10,451)	$(74,490)

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2016 (“Form 10-Q”).  This section of this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Form 10-Q in the section titled “Risk Factors” and in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this Form 10-Q. References in this Form 10-Q to “we,” “us” and “our” are references to 21st Century Oncology Holdings, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise. References in this Form 10-Q to “our treatment centers” refer to owned, managed and hospital based treatment centers.

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

We operate the largest integrated network of cancer treatment centers and affiliated physicians in the world which, as of June 30, 2016, deployed approximately 969 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care. Our physicians provide medical services at approximately 380 locations, including our 183 radiation therapy centers, of which 34 treatment centers were internally developed and 137 were acquired (including three which were transitioned from professional and other arrangements to freestanding). We have 59 radiation therapy centers that operate in partnership with health systems and other clinics and community-based sites. Our 147 cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 31 local markets in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, South Carolina, Rhode Island, Washington and West Virginia. Our 36 international treatment centers in Latin America are operated under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals. We hold market leading positions in the majority of our local markets and continue to expand our affiliation with physician specialties in closely related areas including gynecological, breast and surgical oncology, medical oncology and urology in a number of our local markets to strengthen our clinical working relationships and to evolve from a freestanding radiation oncology centric model to an ICC model.

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

Sources of Revenue By Payer

We receive payments for services to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our U.S. domestic net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the three months ended June 30, 2016 and 2015.

	Year Ended	Six Months Ended June 30,
U.S. Domestic:	December 31, 2015	2016	2015
Payer
Medicare	38.8%	38.5%	40.2%
Commercial	58.7	59.6	57.4
Medicaid	1.5	1.0	1.5
Self-pay	1.0	0.9	0.9

Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

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

Most of our commercial revenue is from managed care delivery systems and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. net patient service revenue. For the three months ended June 30, 2016, approximately 4% of our U.S. net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals.

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

•                  increased costs associated with development and optimization of our internal infrastructure; and

•                  healthcare reform.

Results of Operations

The following table presents summaries of our results of operations for the three months ended June 30, 2016 and 2015.

(in thousands):	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Revenues:
Net patient service revenue	$238,685	92.4%	$257,854	92.7%
Management fees	14,643	5.7	15,211	5.5
Other revenue	5,055	1.9	5,148	1.8
Total revenues	258,383	100.0	278,213	100.0
Expenses:
Salaries and benefits	137,653	53.3	147,397	53.0
Medical supplies	24,494	9.5	24,774	8.9
Facility rent expenses	17,522	6.8	17,017	6.1
Other operating expenses	15,567	6.0	16,095	5.8
General and administrative expenses	36,353	14.1	44,061	15.8
Depreciation and amortization	20,973	8.1	22,204	8.0
Provision for doubtful accounts	3,964	1.5	3,753	1.3
Interest expense, net	25,583	9.9	24,378	8.8
Other gains and losses	(551)	(0.2)	(1,283)	(0.5)
Impairment loss	1,825	0.7	—	—
Early extinguishment of debt	—	—	37,390	13.4
Fair value measurements	(10,255)	(4.0)	4,452	1.6
Loss on foreign currency transactions	234	0.1	(34)	—
Total expenses	273,362	105.8	340,204	122.2
Loss before income taxes and equity interest in net income of joint ventures	(14,979)	(5.8)	(61,991)	(22.2)
Income tax expense	2,542	1.0	2,414	0.9
Net loss before equity interest in net income of joint ventures	(17,521)	(6.8)	(64,405)	(23.1)
Equity interest in net income of joint ventures, net of tax	455	0.2	188	0.1
Net loss	(17,066)	(6.6)	(64,217)	(23.0)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(1,316)	(0.5)	(1,821)	(0.7)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(18,382)	(7.1)%	$(66,038)	(23.7)%

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenues

Net patient service revenue. For the three months ended June 30, 2016 and 2015, net patient service revenue comprised 92.4% and 92.7%, respectively, of our total revenues.  In our net patient service revenue for the three months ended June 30, 2016 and 2015, revenue from the professional-only component of radiation therapy where we do not bill globally (inclusive of professional and technical components) and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 32.4% and 32.1%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payers, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each radiation therapy center. For the three months ended June 30, 2016, management fees comprised 5.7% and 5.5%, respectively, of our total revenues.

Other revenue. For the three months ended June 30, 2016 and 2015, other revenue comprised approximately 1.9% and 1.8%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, and income for equipment leased by joint venture entities.

Total revenues. Total revenues decreased by $19.8 million, or 7.1%, from $278.2 million for the three months ended June 30, 2015 to $258.4 million for the three months ended June 30, 2016. Total revenue was positively impacted by $2.2 million due to our growth in new practices and treatment centers in new and existing local markets during 2015 and 2016 through the development and expansion of surgery practices in Florida and the acquisition and development of physician radiation practices in California, Colombia, Kentucky and South Carolina. The following table summarizes the acquisition and development of physician radiation practices for the comparable periods:

Date	Sites	Location	Market	Type
April 2015	1	Corbin, Kentucky	Corbin — Kentucky	Hospital Based

August 2015	1	Medellin, Colombia	International (Colombia)	Acquisition

November 2015	1	Lompoc, California	Central California	De Novo

January 2016	1	Conway, South Carolina	Myrtle Beach — South Carolina	De Novo

Revenue in our existing local markets and practices decreased by approximately $18.3 million of which $2.2 million related to a decrease in revenue from CMS as a result of the bundling of the simulation code with the IMRT Planning code beginning July 1, 2015 and a clinical shift change in modality whereby improved technology allows us to treat tumors with more-intensive radiation, but fewer number of treatments. The $18.3 million decrease in revenue was also negatively impacted by approximately $4.5 million for the conversion of our Jacksonville medical oncology group to a professional services agreement with the University of Florida. Revenue was also negatively impacted by electronic health records (“EHR”) incentive payment adjustments of approximately $0.7 million and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $3.0 million.

Expenses

Salaries and benefits. Salaries and benefits decreased by $9.7 million, or 6.6%, from $147.4 million for the three months ended June 30, 2015 to $137.7 million for the three months ended June 30, 2016. Salaries and benefits as a percentage of total revenues increased from 53.0% for the three months ended June 30, 2015 to 53.3% for the three months ended June 30, 2016.  Additional staffing of personnel and physicians due to our growth in new practices and treatment centers during 2015 and 2016 contributed $0.3 million to our salaries and benefits. For existing practices and centers within our local markets, salaries and benefits decreased $9.1 million. Of the $9.1 million decrease, $2.3 million was due to the reduction of certain of our 2016 bonus programs, and the balance of the decrease was due to reductions in staff and compensation arrangements with physicians. Salaries and benefits were also impacted by the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.9 million.

Medical supplies. Medical supplies decreased by $0.3 million, or 1.1%, from $24.8 million for the three months ended June 30, 2015 to $24.5 million for the three months ended June 30, 2016. Medical supplies as a percentage of total revenues increased from 8.9% for the three months ended June 30, 2015 to 9.5% for the three months ended June 30, 2016. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $0.1 million of the increase was related to our growth in new practices and treatment centers during 2015 and 2016, offset by a decrease of approximately $0.2 million in our remaining practices, predominately related to the conversion of the Jacksonville medical oncology group to a professional services agreement, and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.2 million.

Facility rent expenses. Facility rent expenses increased by $0.5 million, or 3.0%, from $17.0 million for the three months ended June 30, 2015 to $17.5 million for the three months ended June 30, 2016. Facility rent expenses as a percentage of total revenues increased from 6.1% for the three months ended June 30, 2015 to 6.8% for the three months ended June 30, 2016. Approximately $0.2 million of the increase was related to our growth in new practices and treatment centers during 2015 and 2016 and an increase of approximately $0.5 million in our remaining practices, offset by the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.2 million.

Other operating expenses. Other operating expenses decreased by $0.5 million, or 3.3%, from $16.1 million for the three months ended June 30, 2015 to $15.6 million for the three months ended June 30, 2016. Other operating expense as a percentage of total revenues increased from 5.8% for the three months ended June 30, 2015 to 6.0% for the three months ended June 30, 2016.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $0.2 million of the increase was related to our growth in new practices and treatment centers during 2015 and 2016, offset by a decrease of approximately $0.2 million in our remaining practices and centers in existing local markets, $0.4 million decrease relating to equipment rental expense relating to medical equipment refinancing, and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.1 million.

General and administrative expenses. General and administrative expenses decreased by $7.7 million, or 17.5%, from $44.1 million for the three months ended June 30, 2015 to $36.4 million for the three months ended June 30, 2016. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues decreased from 15.8% for the three months ended June 30, 2015 to 14.1% for the three months ended June 30, 2016.  The net decrease of $7.7 million in general and administrative expenses was due to increases of approximately $0.1 million relating to our growth in new practices and treatment centers during 2015 and 2016 and an increase of approximately $1.3 million in our remaining practices and treatments centers in our existing local markets. In addition, professional services fees increased by $8.0 million due to additional cost incurred during the period associated with the restatement of our prior period financial statements and amendments and waivers to our credit agreement and senior notes. The increase in general and administrative expenses were offset by decreases in legal costs of approximately $16.2 million and a decrease of approximately $0.9 million in diligence costs relating to acquisitions and potential acquisitions of physician practices.

Depreciation and amortization. Depreciation and amortization expense decreased by $1.2 million, or 5.5%, from $22.2 million for the three months ended June 30, 2015 to $21.0 million for the three months ended June 30, 2016. Depreciation and amortization expense as a percentage of total revenues increased from 8.0% for the three months ended June 30, 2015 to 8.1% for the three months ended June 30, 2016. Approximately $0.3 million was related to growth in new practices and treatment centers during 2015 and 2016 and a decrease in certain local markets of our depreciation and amortization by approximately $0.8 million and a decrease of approximately $0.5 million in amortization of certain non-compete agreements and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.2 million.

Provision for doubtful accounts. The provision for doubtful accounts increased by $0.2 million, or 5.6%, from $3.8 million for the three months ended June 30, 2015 to $4.0 million for the three months ended June 30, 2016.  The provision for doubtful accounts as a percentage of total revenues increased from 1.3% for the three months ended June 30, 2015 to 1.5% for the three months ended June 30, 2016. The increase is due to third party payers assigning higher co-pays and shifting of payer responsibility to the patient, which results in increased bad debt expense.

Interest expense, net. Interest expense, increased by $1.2 million, or 4.9%, from $24.4 million for the three months ended June 30, 2015 to $25.6 million for the three months ended June 30, 2016. As a result of our refinancing in April 2015, we replaced certain debt instruments with interest rates predominately ranging from 8 7/8% - 11 3/4% with a new Term Loan at a rate of 6.5% and new senior notes at a rate of 11.0%. The increase of $1.2 million in interest expense was due to an increase of approximately $2.8 million in interest due to our average debt increase from $1.0 billion to $1.1 billion offset by a decrease in interest expense of approximately $1.6 million due to a decrease in our weighted average interest rate from 9.4% to 8.8%.

Other gains and losses.  During the three months ended June 30, 2016, we received approximately $0.5 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill that occurred in 2010.

During the three months ended June 30, 2015, we received approximately $1.4 million of insurance recoveries from damages suffered as a fire in one of our North Carolina radiation treatment centers that occurred during 2011.

Impairment loss. During the three months ended June 30, 2016, we entered into an agreement to terminate an OnCure management services agreement prior to the end of its expiration date. We reviewed the management services agreement for impairment and recorded an impairment loss of approximately $1.8 million.

Early extinguishment of debt.  During the three months ended June 30, 2015, we incurred an expense of approximately $37.4 million from the early extinguishment of debt as a result of the $1.0 billion in debt refinancing in April 2015. We paid approximately $24.9 million in premium payments for the early retirement of our $350.0 million senior secured second lien notes and our $380.1 million senior subordinated notes, along with the tender offer premium payments on our $75.0 million senior secured notes. As a result of the debt refinancing, we wrote-off approximately $3.1 million in original issue discount and $9.4 million in deferred financing costs.

Fair value measurements. We funded a portion of the purchase price related to the OnCure and Kennewick, Washington acquisitions with contingent consideration. The contingent consideration is generally dependent on the acquiree achieving certain EBITDA thresholds. We estimated and recorded an earn-out liability for each of the acquisitions as of their respective acquisition dates. We estimate the fair value of the earn-out liabilities at each reporting date. Changes to the estimated earn-out liabilities are recorded in the fair value measurements caption in the consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2016 and 2015, we recorded $0.0 million and $1.0 million, respectively, related to changes in the fair value of earn-out liabilities.

Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of our qualifying initial public offering or a qualifying merger, we will execute and deliver to Canada Pension Plan Investment Board (“CPPIB”) a Warrant Agreement (the “Warrant Agreement”) and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share. The warrants expire on the tenth anniversary of the date of issuance. We evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative and, that the contingently exercisable warrants are a freestanding financial instrument, each requiring bifurcation and measured at fair value. For the three months ended June 30, 2016 and 2015, we recorded a $10.8 million gain and a $5.4 million loss, respectively, related to changes in the fair value of the CPPIB related embedded derivatives and warrants.

On July 2, 2015, we purchased the noncontrolling interest of SFRO. We structured a portion of the purchase with seller financing notes (“SFRO PIK Notes”) that contain clauses requiring payment acceleration of principal amounts as well as premium payments if the sellers achieve specific operational milestones. We determined that the contingent conversion features of the SFRO PIK Notes qualify as embedded derivatives, requiring bifurcation and classification as debt, measured at fair value. We estimate the fair value of embedded derivatives at each reporting date and record the change in fair value of the embedded derivatives to expense in the fair value measurements caption in the consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2016, we recorded a $0.5 million loss related to changes in the fair value of the SFRO PIK Notes embedded derivatives.

Income taxes.  Our effective tax rate was (17.0)% for the three months ended June 30, 2016 and (3.9)% for the three months ended June 30, 2015. The change in the effective rate for the three months ended June 30, 2016 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.

Net loss. Net loss decreased by $47.1 million, from $64.2 million in net loss for the three months ended June 30, 2015 to $17.1 million in net loss for the three months ended June 30, 2016. Net loss represents (23.0)% of total revenues for the three months ended June 30, 2015 and net loss represents (6.6)% of total revenues for the three months ended June 30, 2016.

The following table presents summaries of our results of operations for the six months ended June 30, 2016 and 2015.

	Six Months Ended		Six Months Ended
(in thousands):	June 30, 2016		June 30, 2015
Revenues:
Net patient service revenue	$489,469	92.6%	$512,109	92.5%
Management fees	29,274	5.5	31,081	5.6
Other revenue	9,938	1.9	10,656	1.9
Total revenues	528,681	100.0	553,846	100.0
Expenses:
Salaries and benefits	277,751	52.5	294,356	53.1
Medical supplies	52,004	9.8	51,065	9.2
Facility rent expenses	34,864	6.6	33,838	6.1
Other operating expenses	31,671	6.0	31,043	5.6
General and administrative expenses	65,726	12.4	73,035	13.2
Depreciation and amortization	42,093	8.0	44,336	8.0
Provision for doubtful accounts	8,660	1.6	8,066	1.5
Interest expense, net	50,202	9.5	50,065	9.0
Other gains and losses	(13,180)	(2.5)	(1,667)	(0.3)
Impairment loss	1,825	0.3	—	—
Early extinguishment of debt	—	—	37,390	6.8
Fair value measurements	(12,789)	(2.4)	6,605	1.2
Loss on foreign currency transactions	305	0.1	204	—
Total expenses	539,132	101.9	628,336	113.4
Loss before income taxes and equity interest in net income of joint ventures	(10,451)	(1.9)	(74,490)	(13.4)
Income tax expense	4,801	0.9	4,347	0.8
Net loss before equity interest in net income of joint ventures	(15,252)	(2.8)	(78,837)	(14.2)
Equity interest in net income of joint ventures, net of tax	807	0.2	212	—
Net loss	(14,445)	(2.6)	(78,625)	(14.2)
Net income attributable to noncontrolling interests — redeemable and non-redeemable	(3,112)	(0.6)	(4,080)	(0.7)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(17,557)	(3.2)%	$(82,705)	(14.9)%

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenues

Net patient service revenue. For the six months ended June 30, 2016 and 2015, net patient service revenue comprised 92.6% and 92.5%, respectively, of our total revenues.  In our net patient service revenue for the six months ended June 30, 2016 and 2015, revenue from the professional-only component of radiation therapy where we do not bill globally (inclusive of professional and technical components) and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 32.6% and 32.6%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payers, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each radiation therapy center. For the six months ended June 30, 2016, management fees comprised 5.5% and 5.6%, respectively, of our total revenues.

Other revenue. For the six months ended June 30, 2016 and 2015, other revenue comprised approximately 1.9% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, and income for equipment leased by joint venture entities.

Total revenues. Total revenues decreased by $25.1 million, or 4.5%, from $553.8 million for the six months ended June 30, 2015 to $528.7 million for the six months ended June 30, 2016. Total revenue was positively impacted by $2.4 million due to our growth in new practices and treatment centers in new and existing local markets during 2015 and 2016 through the development and expansion of surgery practices in Florida and the acquisition and development of physician radiation practices in California, Colombia, Florida, Kentucky, North Carolina, Rhode Island, South Carolina and Washington. The following table summarizes the acquisition and development of physician radiation practices for the comparable periods:

Date	Sites	Location	Market	Type

January 2015	1	Kennewick, Washington	Washington	Acquisition

January 2015	1	Warwick, Rhode Island	Rhode Island	Acquisition

January 2015	1	West Palm Beach, Florida	Palm Beach County — Florida	Acquisition

January 2015	1	Weaverville, North Carolina	Western North Carolina	De Novo

April 2015	1	Corbin, Kentucky	Corbin — Kentucky	Hospital Based

August 2015	1	Medellin, Colombia	International (Colombia)	Acquisition

November 2015	1	Lompoc, California	California	De Novo

December 2015	1	Kendall, Florida	Miami/Dade County — Florida	Acquisition

January 2016	1	Conway, South Carolina	Myrtle Beach — South Carolina	De Novo

Revenue in our existing local markets and practices decreased by approximately $19.3 million of which $4.8 million related to a decrease in revenue from CMS as a result of the bundling of the simulation code with the IMRT Planning code beginning July 1, 2015 and a clinical shift change in modality whereby improved technology allows us to treat tumors with more-intensive radiation, but fewer number of treatments. The $19.3 million decrease in revenue was also negatively impacted by approximately $7.6 million for the conversion of our Jacksonville medical oncology group to a professional services agreement with the University of Florida. Revenue was also negatively impacted by electronic health records (“EHR”) incentive payment adjustments of approximately $1.4 million and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $6.8 million.

Expenses

Salaries and benefits. Salaries and benefits decreased by $16.6 million, or 5.6%, from $294.4 million for the six months ended June 30, 2015 to $277.8 million for the six months ended June 30, 2016. Salaries and benefits as a percentage of total revenues decreased from 53.1% for the six months ended June 30, 2015 to 52.5% for the six months ended June 30, 2016. Additional staffing of personnel and physicians due to our growth in new practices and treatment centers during 2015 and 2016 contributed $1.1 million to our salaries and benefits. For existing practices and centers within our local markets, salaries and benefits decreased $15.8 million. Of the $15.8 million decrease, $2.7 million was due to the reduction of certain of our 2016 bonus programs, and the balance of the decrease was due to reductions in staff and compensation arrangements with physicians. Salaries and benefits were also impacted by the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $1.9 million.

Medical supplies. Medical supplies increased by $0.9 million, or 1.8%, from $51.1 million for the six months ended June 30, 2015 to $52.0 million for the six months ended June 30, 2016. Medical supplies as a percentage of total revenues increased from 9.2% for the six months ended June 30, 2015 to 9.8% for the six months ended June 30, 2016. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $0.2 million of the increase was related to our growth in new practices and treatment centers during 2015 and 2016. In our practices and centers in existing local markets, medical supplies increased by approximately $1.1 million as a result of expanded medical oncology services which provide for increase in certain chemotherapy drugs within certain of our Florida east coast practices, which was offset by a $0.4 million decrease related to the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners.

Facility rent expenses. Facility rent expenses increased by $1.1 million, or 3.0%, from $33.8 million for the six months ended June 30, 2015 to $34.9 million for the six months ended June 30, 2016. Facility rent expenses as a percentage of total revenues increased from 6.1% for the six months ended June 30, 2015 to 6.6% for the six months ended June 30, 2016. Approximately $0.3 million of the increase was related to our growth in new practices and treatment centers during 2015 and 2016 and an increase of approximately $1.1 million in our remaining practices, offset by the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.4 million.

Other operating expenses. Other operating expenses increased by $0.7 million, or 2.0%, from $31.0 million for the six months ended June 30, 2015 to $31.7 million for the six months ended June 30, 2016. Other operating expense as a percentage of total revenues increased from 5.6% for the six months ended June 30, 2015 to 6.0% for the six months ended June 30, 2016.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $0.4 million of the increase was related to our growth in new practices and treatment centers during 2015 and 2016 and an increase of approximately $1.0 million in our remaining practices and centers in existing local markets, offset by approximately $0.5 million decrease relating to equipment rental expense relating to medical equipment refinancing, and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.3 million.

General and administrative expenses. General and administrative expenses decreased by $7.3 million, or 10.0%, from $73.0 million for the six months ended June 30, 2015 to $65.7 million for the six months ended June 30, 2016. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues decreased from 13.2% for the six months ended June 30, 2015 to 12.4% for the six months ended June 30, 2016.  The net decrease of $7.3 million in general and administrative expenses was due to increases of approximately $0.2 million relating to our growth in new practices and treatment centers during 2015 and 2016 and an increase of approximately $3.2 million in our remaining practices and treatments centers in our existing local markets. In addition, professional services fees increased by $8.2 million due to additional cost incurred during the period associated with the restatement of our prior period financial statements and amendments and waivers to our credit agreement and senior notes. The increase in general and administrative expenses were offset by decreases in legal costs of approximately $17.2 million and a decrease of approximately $1.7 million in diligence costs relating to acquisitions and potential acquisitions of physician practices.

Depreciation and amortization. Depreciation and amortization expense decreased by $2.2 million, or 5.1%, from $44.3 million for the six months ended June 30, 2015 to $42.1 million for the six months ended June 30, 2016. Depreciation and amortization expense as a percentage of total revenues remained constant at 8.0% for the six months ended June 30, 2015 and for the six months ended June 30, 2016. Depreciation and amortization expense increased by approximately $0.5 million related to growth in new practices and treatment centers during 2015 and 2016 offset by a decrease in certain local markets by approximately $1.5 million and decreases of approximately $0.7 million in amortization of certain non-compete agreements and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.5 million.

Provision for doubtful accounts. The provision for doubtful accounts increased by $0.6 million, or 7.4%, from $8.1 million for the six months ended June 30, 2015 to $8.7 million for the six months ended June 30, 2016.  The provision for doubtful accounts as a percentage of total revenues increased from 1.5% for the six months ended June 30, 2015 to 1.6% for the six months ended June 30, 2016. The increase is due to third party payers assigning higher co-pays and shifting of payer responsibility to the patient, which results in increased bad debt expense.

Interest expense, net. Interest expense, net increased by $0.1 million, or 0.3%, from $50.1 million for the six months ended June 30, 2015 to $50.2 million for the six months ended June 30, 2016. As a result of our refinancing in April 2015, we replaced certain debt instruments with interest rates predominately ranging from 8 7/8% - 11 3/4% with a new Term Loan at a rate of 6.5% and new senior notes at a rate of 11.0%. The increase of $0.1 million in interest expense was due to an increase of approximately $5.6 million in interest due to our average debt increase from $1.0 billion to $1.1 billion offset by a decrease in interest expense of approximately $5.5 million due to a decrease in our weighted average interest rate from 9.7% to 8.7%.

Other gains and losses. On January 1, 2016, we contributed our Greenville, North Carolina treatment center operations into a newly formed joint venture. Simultaneously, a local hospital system contributed its Greenville, North Carolina treatment center operations into the joint venture and purchased additional ownership interests from us for approximately $6.2 million. As a result of the transaction, we own 50% of the joint venture. In addition, we determined we do not control the joint venture and, as of January 1, 2016, we deconsolidated the operations of our Greenville, North Carolina treatment center. We recorded a gain on disposal of our Greenville location of $12.6 million.

During the six months ended June 30, 2016, we received approximately $0.5 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill that occurred in 2010.

During the six months ended June 30, 2015, we received approximately $1.4 million of insurance recoveries from damages suffered as a fire in one of our North Carolina radiation treatment centers that occurred during 2011.

Impairment loss. During the six months ended June 30, 2016, we entered into an agreement to terminate an OnCure management services agreement prior to the end of its expiration date. We reviewed the management services agreement for impairment and recorded an impairment loss of approximately $1.8 million.

Early extinguishment of debt. During the six months ended June 30, 2015, we incurred an expense of approximately $37.4 million from the early extinguishment of debt as a result of the $1.0 billion in debt refinancing in April 2015. We paid approximately $24.9 million in premium payments for the early retirement of our $350.0 million senior secured second lien notes and our $380.1 million senior subordinated notes, along with the tender offer premium payments on our $75.0 million senior secured notes. As a result of the debt refinancing, we wrote-off approximately $3.1 million in original issue discount and $9.4 million in deferred financing costs.

Fair value measurements. We funded a portion of the purchase price related to the OnCure and Kennewick, Washington acquisitions with contingent consideration. The contingent consideration is generally dependent on the acquiree achieving certain EBITDA thresholds. We estimated and recorded an earn-out liability for each of the acquisitions as of their respective acquisition dates. We estimate the fair value of the earn-out liabilities at each reporting date. Changes to the estimated earn-out liabilities are recorded to expense in the fair value measurements caption in the consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2016 and 2015, we recorded a $0.1 million loss and a $0.5 million gain, respectively, related to changes in the fair value of earn-out liabilities.

Pursuant to the terms of the Subscription Agreement, immediately following the occurrence of our qualifying initial public offering or a qualifying merger, we will execute and deliver to CPPIB the Warrant Agreement and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share. The warrants expire on the tenth anniversary of the date of issuance. We evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants and determined that the contingent conversion features qualify as an embedded derivative and, that the contingently exercisable warrants are a freestanding financial instrument, each requiring bifurcation and measured at fair value.  For the six months ended June 30, 2016 and 2015, we recorded a $13.1 million gain and a $7.1 million loss, respectively, related to changes in the fair value of the CPPIB related embedded derivatives and warrants.

On July 2, 2015, we purchased the noncontrolling interest of SFRO. We structured a portion of the purchase with seller financing notes  that contain clauses requiring payment acceleration of principal amounts as well as premium payments if the sellers achieve specific operational milestones. We determined that the contingent conversion features of the SFRO PIK Notes qualify as embedded derivatives, requiring bifurcation and classification as debt, measured at fair value. We estimate the fair value of embedded derivatives at each reporting date and record the change in fair value of the embedded derivatives to expense in the fair value measurements caption in the consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2016 we recorded a $0.3 million loss related to changes in the fair value of the SFRO PIK Notes embedded derivatives.

Income taxes.  Our effective tax rate was (45.9)% for the six months ended June 30, 2016 and (5.8)% for the six months ended June 30, 2015. The change in the effective rate for the six months ended June 30, 2016 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.

Net loss. Net loss decreased by $64.2 million, from $78.6 million in net loss for the six months ended June 30, 2015 to $14.4 million in net loss for the six months ended June 30, 2016. Net loss represents (14.2)% of total revenues for the six months ended June 30, 2015 and represents (2.6)% of total revenues for the six months ended June 30, 2016.

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

We are currently highly leveraged. As of June 30, 2016, we had $1.1 billion of long-term debt outstanding. We have experienced and continue to experience losses from operations. We reported net losses of approximately $126.8 million, $14.4 million and $78.6 million for the year ended December 31, 2015 and for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, we had $52.2 million of unrestricted cash and we were fully drawn under our revolver.

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

As of August 31, 2016 we had approximately $38.0 million of cash.

Within the last year, we have remitted significant amounts of cash to CMS as a result of the fluorescence in situ hybridization (“FISH”) and GAMMA settlements totaling $19.8 million and $34.7 million respectively, the Meaningful Use attestation issue totaling $8.8 million and other compliance related matters.  In addition, significant cash costs have been associated with these same matters, including legal, compliance and accounting fees.  Moreover, industry trends have affected us negatively.  These trends include reimbursement reductions by CMS and shifts in treatment protocols that have reduced treatment volumes.

The restatement of our financial statements from 2010 through 2015 resulted in significant amounts of cash outlays including $7.2 million in restatement fees and services and amendment and waiver fees totaling $3.4 million through August 2016.

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

Cash Flows From Operating Activities

Net cash used in operating activities for the six month period ended June 30, 2016 was $35.5 million and net cash provided by operating activities was $13.0 million for the three month period ended June 30, 2015.

Net cash provided by operating activities decreased by $48.5 million from $13.0 million provided by operating activities for the six month period ended June 30, 2015 to $35.5 million used in operating activities for the six month period ended June 30, 2016 predominately related to the payments for certain compliance matters of approximately $41.2 million, which includes $34.7 million payment for the GAMMA Settlement, $0.8 million for legal fees associated with the GAMMA and FISH settlements and refund payments of approximately $5.7 million in connection with electronic health records incentive payments received  under the Health Information Technology for Economic and Clinical Health Act as a result of meaningful use attestations submitted on behalf of certain Company employed physicians.  In addition, we spent approximately $4.2 million through June 30, 2016 related to the costs associated with the restatement of previously issued financial statements.

Cash Flows From Investing Activities

Net cash used in investing activities for the six month periods ended June 30, 2016 and 2015 was $15.4 million and $50.5 million, respectively.

Net cash used in investing activities decreased by $35.1 million, from $50.5 million for the six month period ended June 30, 2015 to $15.4 million for the six month period ended June 30, 2016. On January 1, 2016, we contributed our Greenville, North Carolina treatment center operations into a newly formed joint venture (“Newco”). Simultaneously, a local hospital system contributed its Greenville, North Carolina treatment center operations into Newco and purchased additional ownership interests from us for approximately $6.2 million. As a result of the transaction, we own 50% of Newco. In addition, we purchased approximately $20.2 million in property and equipment during the six months ended June 30, 2016.

During the six month period ended June 30, 2015, net cash used in investing activities was impacted by approximately $29.3 million relative to the acquisition of medical practices. On January 2, 2015, we purchased an 80% equity interest in a legal entity that operates a radiation oncology facility in Kennewick, Washington for approximately $18.9 million. The transaction was funded with $17.6 million in cash and a $1.3 million contingent earn-out payment. On January 6, 2015, we purchased the assets of a radiation oncology practice located in Warrick, Rhode Island for approximately $8.0 million in cash. In addition, we purchased approximately $25.8 million in property and equipment for the six months ended June 30, 2015.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six month period ended June 30, 2016 and 2015 was $37.9 million and $0.4 million, respectively.

During the quarter ended March 31, 2016, we drew an additional $60.0 million in our revolving credit facility to increase our liquidity position. In June 2016, we paid approximately $2.0 million in loan costs related to our amendment and waiver to the 2015 Credit Agreement.

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

For the six months ended June 30, 2015, we paid approximately $25.6 million in loan costs from our refinancing of our long-term debt with the issuance on new subordinated notes due 2023 and a new senior credit facility and incurred costs of approximately $0.9 million. With the refinancing of our long term debt, we paid approximately $24.9 million related to breakage, premium call payments and tender offer payments on our $380.1 million senior subordinated notes, $350.0 million senior secured second lien notes and our $75.0 million senior secured notes.

We paid approximately $8.5 million predominately related to the OnCure notes and paid the earn-out liability and finalized the reserve liability relating to the bankruptcy exit of OnCure Holdings, LLC, along with payments of earn-out liabilities related to two previous acquisitions in North Carolina.

We had partnership distributions from non-controlling interests of approximately $1.4 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively.

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

Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, including London Interbank Offered Rate (“LIBOR”) loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin of between 5.625% and 6.125%, based upon a total leverage pricing grid; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, which was 3.50% as of June 30, 2016, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin of between 4.625% and 5.125%, based upon a total leverage pricing grid.

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

The 2015 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Senior Notes; change the nature of the business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, under the 2015 Credit Facilities, we are required to (i) maintain minimum liquidity of at least $40.0 million (tested monthly) and (ii)  comply with a consolidated leverage ratio (tested quarterly) of 7.50 to 1.00 until March 30, 2018, stepping down to 6.25 to 1.00 thereafter. The consolidated leverage ratio is as follows as of June 30, 2016:

	Requirement at June 30, 2016		Level at June 30, 2016
Maximum permitted consolidated leverage ratio	<	7.50 to 1.00	7.39 to 1.00

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

The Senior Notes were issued pursuant to the indenture, dated April 30, 2015 (the “Senior Notes Indenture”), among 21C, the Guarantors and Wilmington Trust, National Association, as trustee, governing the Senior Notes. As of June 30, 2016, 21C had $360.0 million aggregate principal amount of Senior Notes outstanding.

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

In the event of denial of payment, we follow the payers’ standard appeals process, both to secure payment and to lobby the payers, as appropriate, to modify their medical policies to expand coverage for the newer and more advanced treatment services that we provide which, in many cases, is the payers’ reason for denial of payment. If all reasonable collection efforts with these payers have been exhausted by our central billing office staff, the account receivable is written off.

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

Acquisitions and Developments

The following table summarizes our change in treatment centers in which we operate for the three months ended June 30, 2016:

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

As of June 30, 2016, we have two de novo radiation treatment centers under construction in South Carolina and the Dominican Republic.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, our off-balance sheet obligation consisted of $3.5 million in letters of credit. We do not currently have any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016, our exposure to market risk has not changed materially since December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. This evaluation identified material weaknesses in our internal control over financial reporting as noted below in Management’s Report on Internal Control over Financial Reporting. Based on the evaluation of this material weakness, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”) and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

10.1

Amendment No. 1 and Waiver, dated as of June 10, 2016, to the Credit Agreement, dated as of April 30, 2015, among 21st Century Oncology, Inc., 21st Century Oncology Holdings, Inc., the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and the other agents and arrangers named therein, incorporated by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on June 13, 2016.

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

101

The following financial information from 21st Century Oncology Holdings, Inc. Quarterly Report on Form 10-Q for the period June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Date: September 20, 2016
	By:	/s/ LEANNE M. STEWART
LeAnne M. Stewart
Chief Financial Officer
(Principal Financial Officer)