Form 10-Q
period 2016-09-30
21st Century Oncology Holdings, Inc.
filed 2016-11-14
CIK 1503518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016.

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

As of November 14, 2016, we had outstanding 1,059 shares of Common Stock, par value $0.01 per share, which are 100% owned by 21st Century Oncology Investments, LLC.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)	As Adjusted (a)
ASSETS
Current assets:
Cash and cash equivalents ($13,175 and $10,175 related to VIEs)	$49,696	$65,211
Restricted cash	300	195
Marketable securities	1,756	1,078
Accounts receivable, net ($15,038 and $16,945 related to VIEs)	126,629	122,355
Prepaid expenses ($391 and $487 related to VIEs)	10,494	7,822
Inventories ($504 and $409 related to VIEs)	3,731	3,918
Income tax receivable	5,153	4,966
Other current assets ($287 and $319 related to VIEs)	17,875	15,732
Total current assets	215,634	221,277
Equity investments in joint ventures	15,209	1,214
Property and equipment, net ($18,796 and $20,866 related to VIEs)	214,695	238,585
Real estate subject to finance obligation	14,970	12,631
Goodwill ($52,577 and $52,454 related to VIEs)	491,742	498,680
Intangible assets, net ($5,954 and $5,987 related to VIEs)	59,481	70,115
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	499	17,883
Other long-term assets ($6,460 and $6,291 related to VIEs)	40,487	41,588
Deferred income taxes ($6 and $6 related to VIEs)	2,243	1,888
Total assets	$1,054,960	$1,103,861
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable ($1,633 and $2,691 related to VIEs)	$57,666	$59,888
Accrued expenses ($1,543 and $4,637 related to VIEs)	82,879	111,653
Income taxes payable	3,697	2,501
Current portion of long-term debt ($343 and $64 related to VIEs)	1,106,662	1,023,877
Current portion of finance obligation	230	283
Other current liabilities	11,620	14,265
Total current liabilities	1,262,754	1,212,467
Long-term debt, less current portion ($161 and $155 related to VIEs)	17,731	49,233
Finance obligation, less current portion	15,641	13,318
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	24,843	19,911
Other long-term liabilities ($3,353 and $2,974 related to VIEs)	71,298	70,928
Deferred income taxes	4,989	3,887
Total liabilities	1,397,256	1,369,744
Series A convertible redeemable preferred stock, $0.001 par value, $1,000 stated value, 3,500,000 authorized, 410,000 and 385,000 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	472,349	389,514
Noncontrolling interests – redeemable	19,247	19,233

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,059 issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	521,350	579,920
Retained deficit	(1,323,777)	(1,226,298)
Accumulated other comprehensive loss, net of tax	(58,966)	(54,574)
Total 21st Century Oncology Holdings, Inc. shareholder’s deficit	(861,393)	(700,952)
Noncontrolling interests - nonredeemable	27,501	26,322
Total deficit	(833,892)	(674,630)
Total liabilities and deficit	$1,054,960	$1,103,861

(a)Derived from audited financial statements. See note 3 for discussion of accounting principles adopted during the period.

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2016	2015	2016	2015
Revenues:
Net patient service revenue	$226,505	$243,768	$715,974	$755,877
Management fees	14,240	14,180	43,514	45,261
Other revenue	4,934	4,309	14,872	14,965
Total revenues	245,679	262,257	774,360	816,103

Expenses:
Salaries and benefits	136,859	142,640	414,610	436,996
Medical supplies	22,211	22,498	74,215	73,563
Facility rent expenses	17,440	16,983	52,304	50,821
Other operating expenses	16,007	15,951	47,678	46,994
General and administrative expenses	35,344	68,306	101,070	141,341
Depreciation and amortization	21,319	22,439	63,412	66,775
Provision for doubtful accounts	8,610	5,617	17,270	13,683
Interest expense, net	27,151	23,771	77,353	73,836
Other gains and losses	481	(5,696)	(12,699)	(7,363)
Impairment loss	770	—	2,595	—
Early extinguishment of debt	—	—	—	37,390
Fair value measurements	34,976	1,799	22,187	8,404
(Gain) loss on foreign currency transactions	(5)	333	300	537
Total expenses	321,163	314,641	860,295	942,977

Loss before income taxes and equity interest in net income of joint ventures	(75,484)	(52,384)	(85,935)	(126,874)
Income tax expense	3,166	2,851	7,967	7,198
Net loss before equity interest in net income of joint ventures	(78,650)	(55,235)	(93,902)	(134,072)
Equity interest in net income of joint ventures, net of tax	150	(10)	957	202
Net loss	(78,500)	(55,245)	(92,945)	(133,870)
Net income attributable to noncontrolling interests – redeemable and non-redeemable	(1,422)	(2,530)	(4,534)	(6,610)

Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	(79,922)	(57,775)	(97,479)	(140,480)
Other comprehensive loss, net of tax:
Unrealized loss on foreign currency translation	(1,150)	(2,415)	(5,146)	(6,414)

Other comprehensive loss	(1,150)	(2,415)	(5,146)	(6,414)

Comprehensive loss	(79,650)	(57,660)	(98,091)	(140,284)

Comprehensive income attributable to noncontrolling interests-redeemable and non-redeemable	(1,429)	(2,067)	(3,780)	(5,599)

Comprehensive loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(81,079)	$(59,727)	$(101,871)	$(145,883)

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands):	2016	2015
Cash flows from operating activities
Net loss	$(92,945)	$(133,870)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	63,412	66,775
Deferred rent expense	200	356
Deferred income taxes	739	(912)
Stock-based compensation	—	6
Provision for doubtful accounts	17,270	13,683
Gain on the sale/disposal of property and equipment	(480)	(203)
Gain on contribution of a radiation facility to a joint venture	(12,629)	—
Gain on the sale of marketable securities	—	(2)
Impairment loss	2,595	—
Early extinguishment of debt	—	37,390
Debt modification costs	5,910	—
Loss on foreign currency transactions	158	298
Fair value adjustment of earn-out liabilities	1	(518)
Fair value adjustment of embedded derivatives and other financial instruments	22,186	8,922
Amortization of debt discount	1,415	1,228
Amortization of loan costs	3,229	3,675
Paid in kind interest on notes payable	1,888	370
Equity interest in net income of joint ventures, net of tax	(957)	(202)
Distribution received from unconsolidated joint ventures	269	106
Pension plan contributions	(927)	(1,756)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(26,974)	(34,277)
Prepaid expenses and other assets	597	2,192
Inventories	231	(624)
Accounts payable	(2,214)	4,500
Accrued deferred compensation	1,198	1,057
Income taxes payable	843	435
Accrued expenses / other liabilities	(27,849)	64,692
Net cash (used in) provided by operating activities	(42,834)	33,321
Cash flows from investing activities
Purchase of property and equipment	(24,204)	(33,595)
Acquisition of medical practices	(129)	(33,064)
Change in restricted cash associated with medical practice acquisitions	(105)	7,009
Proceeds from the sale of equity interest in a joint venture	6,170	—
Proceeds from the sale of property and equipment	124	1,143
Purchase of marketable securities	(711)	(4,633)
Sale of marketable securities	—	4,013
(Loans to) repayments from employees	(221)	353
Purchase of joint venture interests	(502)	—
Distribution received from joint venture entities	—	496
Purchase of company owned life insurance policies	(1,105)	(1,015)
Change in other assets and other liabilities	545	45
Net cash used in investing activities	(20,138)	(59,248)

Continued

21ST CENTURY ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine Months Ended September 30,
(in thousands):	2016	2015
Cash flows from financing activities
Proceeds from issuance of debt	62,748	972,851
Principal repayments of debt	(27,582)	(921,871)
Repayments of finance obligation	(200)	(168)
Proceeds from issuance of Series A convertible redeemable preferred stock	25,000	—
Payments of issue costs related to the issuance of preferred stock	(30)	—
Proceeds from issuance of noncontrolling interest	—	743
Proceeds from noncontrolling interest holders - redeemable and non-redeemable	—	3,230
Purchase of noncontrolling interest - non-redeemable	—	(16,233)
Cash distributions to noncontrolling interest holders – redeemable and non-redeemable	(3,208)	(4,072)
Payments for contingent considerations	(149)	(8,537)
Payment of call premium on long-term debt	—	(24,877)
Payment of debt modification costs	(5,910)	—
Payment of other financing costs	(552)	—
Payments of loan costs	(2,638)	(26,481)
Net cash provided by (used in) financing activities	47,479	(25,415)
Effect of exchange rate changes on cash and cash equivalents	(22)	(15)
Net decrease in cash and cash equivalents	(15,515)	(51,357)
Cash and cash equivalents, beginning of period	65,211	99,082
Cash and cash equivalents, end of period	$49,696	$47,725

Supplemental disclosure of non-cash investing and financing activities
Finance obligation related to real estate projects	$2,517	$844
Derecognition of finance obligation related to real estate projects	$—	$12,215
Capital lease obligations related to the purchase of equipment	$10,879	$2,408
Medical equipment and service contract component related to the acquisition of medical equipment through accounts payable	$—	$665
Change in earn-out liabilities	$—	$13,572
Assumed debt obligations related to the acquisition of medical practices	$373	$290
Amounts payable to sellers in the purchase of a medical practice	$—	$150
Noncash dividend declared to noncontrolling interest	$84	$56
Issuance of notes payable relating to the purchase of SFRO noncontrolling interest	$—	$14,560
Issuance of equity units relating to the purchase of SFRO noncontrolling interest	$—	$14,500
Accrued dividends on Series A convertible preferred stock, accrued at effective rate	$48,073	$40,223
Accretion of redemption value on Series A convertible preferred stock	$9,792	$13,262
Change in additional paid-in capital from sale/purchase of interest in subsidiaries	$—	$2,315
Contribution of assets to a joint venture entity	$18,980	$—
Additional paid in capital adjustment for fair value of noncontrolling interest	$705	$—

See accompanying notes.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2016

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

As of September 30, 2016, the Company deployed approximately 949 community-based physicians in the fields of radiation oncology, medical oncology, breast, gynecological and general surgery, urology and primary care in the United States. The Company’s physicians provide medical services at 370 locations, including our 180 radiation therapy centers, of which 58 operate in partnership with health systems. The Company’s cancer treatment centers in the United States are operated predominantly under the 21st Century Oncology brand and are strategically clustered in 17 states: Alabama, Arizona, California, Florida, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Washington and West Virginia, as well as countries in Latin America, Central America and the Caribbean. The Company’s 36 international radiation therapy centers, located in Argentina, Mexico, Colombia, Costa Rica, the Dominican Republic, Guatemala and El Salvador operate under the 21st Century Oncology brand or a local brand and, in many cases, are operated with local minority partners, including hospitals.

The Company is also engaged in providing capital equipment and business management services to oncology physician groups (“Groups”) that treat patients at cancer centers (“Centers”). The Company provides management services to five Groups in California and one Group in Indiana. The Company owns the Centers’ assets and provides services to the Groups through exclusive, long-term management services agreements. The Company provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that the Company provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting, and treasury. Under the terms of the management services agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group.  The management fees are primarily based on a predetermined percentage of each Group’s earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) associated with the provision of radiation therapy. The Company’s management fees range from 50% to 60% of each Group’s EBITDA, with one Group in California whose fee ranges from 20% to 30% of cash collections.

2. Leverage and Liquidity

The Company is highly leveraged. As of September 30, 2016, the Company had approximately $1.1 billion of long-term debt outstanding.  The Company has experienced and continues to experience losses from its operations and negative cash flows. The Company reported net losses of approximately $126.8 million, $92.9 million and $133.9 million for the year ended December 31, 2015 and nine month periods ended September 30, 2016 and 2015, respectively. At September 30, 2016, the Company had $49.7 million of cash and was fully drawn under its revolver (“2015 Revolving Credit Facility”).

The Company’s high level of debt and negative cash flows could have material adverse effects on its business and financial condition. Specifically, the Company’s high level of debt could have important consequences, including the following:

•requiring a substantial portion of the Company’s cash flows to be dedicated to debt service payments instead of other purposes;

•making it more difficult for the Company to satisfy its obligations with respect to debt;

•limiting the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•increasing the Company’s vulnerability to general adverse economic and industry conditions;

•limiting the Company’s flexibility in planning for and reacting to changes in the industry in which the Company competes;

•placing the Company at a disadvantage compared to other, less leveraged competitors; and

•increasing the Company’s cost of borrowing.

Further, subject to certain qualifications, the credit agreement governing the Company’s term loan facility (the “2015 Term Facility” and together with the 2015 Revolving Credit Facility, the “2015 Credit Facilities”) and the indenture governing the Company’s notes (the “Senior Notes Indenture”), each as currently in effect, requires the Company to receive, subject to certain important qualifications set forth therein, (1) no later than September 10, 2016, net cash proceeds from the issuance or sale of the Company’s capital stock or from other equity investments in an aggregate amount of at least $25.0 million (the “First Capital Event”), (2) requires the Company to receive, no later than November 30, 2016, additional net cash proceeds from the issuance or sale of the Company’s capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least $25.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event, the total amount is not less than $50.0 million) (the “Second Capital Event”) and (3) no later than March 31, 2017, additional net cash proceeds from the issuance or sale of the Company’s capital stock or from other equity investments and/or sales of assets (which sale transactions must be deleveraging transactions on a pro forma basis) in an aggregate amount of at least the lesser of (A) $75.0 million (or a lesser amount such that when combined with the proceeds from the First Capital Event and the Second Capital Event, the total amount is not less than $125.0 million), and (B) an amount such that, after giving effect to such issuance or sale of capital stock or other equity investments and/or sales of assets, the Company’s cash and cash equivalents plus unused revolving loan commitments equals at least $120.0 million and the Company’s consolidated leverage ratio is not greater than 6.4 to 1.00 (the “Third Capital Event” and together with the First Capital Event and the Second Capital Event, the “Capital Events” and each, a “Capital Event”). At least $50 million of the proceeds from the First Capital Event, Second Capital Event and Third Capital Event must be from the issuance or sale of 21st Century Oncology, Inc.’s (“21C”) capital stock or from other equity investments. The Company is also required to comply with a minimum liquidity covenant in an amount not less than $40.0 million after the completion of the First Capital Event, to be tested monthly prior to the completion of the Third Capital Event and quarterly thereafter. Its failure to satisfy such requirements could result in an event of default under our 2015 Credit Facilities or Senior Notes Indenture, which could result in the debt thereunder being accelerated. While the Company is pursuing a variety of initiatives to satisfy the requirements of the 2015 Credit Facilities and Senior Notes Indenture, it does not have commitments to obtain the required equity or dispose of assets in place, and it may not be able to maintain the required levels of liquidity.  Consequently there is substantial doubt about the Company’s ability to continue as a going concern.

On September 9, 2016, the Company satisfied the First Capital Event.  In addition, the Company satisfied the minimum liquidity covenant as of September 30, 2016 and October 31, 2016. While the Company is pursuing a variety of initiatives to satisfy the other requirements of the 2015 Credit Facilities and Senior Notes Indenture, it does not have commitments to obtain the required equity or dispose of assets in place, and it may not be able to maintain the required levels of liquidity.  Consequently there is substantial doubt about the Company’s ability to continue as a going concern. See Note 17, Subsequent Events, for additional information.

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

3. Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  All adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal and recurring nature. Interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

Out of period adjustments:

During the quarter ended March 31, 2016, the Company determined that foreign currency translation adjustments have not been applied to goodwill relative to an acquisition in Argentina in 2011. The cumulative difference between the unrealized loss on foreign currency translation that should have been recognized and that actually was recognized was not material to the Company’s results of operations or financial position as of or for any of the periods presented. The Company recorded an adjustment to correct the unrealized loss on foreign currency translation and accumulated other comprehensive loss, net of tax, along with the associated goodwill for approximately $0.9 million in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2016. There was no impact to the condensed consolidated statement of cash flows for the nine months ended September 30, 2016.

Seasonality:

The Company’s results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of the Company’s Florida treatment centers are part-time residents during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, volume is typically lower in the summer months due to traditional vacation periods. As of September 30, 2016, 60 of the Company’s 144 U.S. domestic radiation treatment centers are located in Florida.

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

As of September 30, 2016 and December 31, 2015, the combined total assets included in the Company’s condensed consolidated balance sheet relating to the VIEs were approximately $113.2 million and $113.9 million, respectively.

As of September 30, 2016, the Company was the primary beneficiary of, and therefore consolidated, 28 VIEs, which operate 48 radiation therapy centers. Any significant amounts of assets and liabilities related to the consolidated VIEs are identified parenthetically on the accompanying condensed consolidated balance sheets. The assets are owned by, and the liabilities are obligations of, the VIEs, not the Company. Only the assets of the VIEs can be used to settle the liabilities of the VIEs. The assets are used pursuant to operating agreements established by each VIE. The VIEs are not guarantors of the Company’s debts. In the states of California, Massachusetts, Michigan, Nevada, New York, North Carolina and Washington, the Company’s treatment centers are operated as physician office practices. The Company typically provides technical services to these treatment centers in addition to administrative services. For the nine months ended September 30, 2016 and 2015 approximately 13.2% and 14.0% of the Company’s net patient service revenue, respectively, was generated by professional corporations for which it has administrative management agreements.

As of September 30, 2016, the Company also held equity interests in five VIEs for which the Company is not the primary beneficiary. Those VIEs consist of partnerships that primarily provide radiation oncology services.  The Company is not the primary beneficiary of these VIEs as it does not retain the power and rights in the operations of the entities. The Company’s investments in the unconsolidated VIEs are approximately $15.2 million and $1.2 million at September 30, 2016 and December 31, 2015, respectively, with ownership interests ranging between 33.3% and 50.0% general partner or equivalent interest. Accordingly, substantially all of these equity investment balances are attributed to the Company’s noncontrolling interests in the unconsolidated partnerships. The Company’s maximum risk of loss related to the investments in these VIEs is limited to the equity interest.

Cost of revenues:

The cost of revenues for the three months ended September 30, 2016 and 2015 are approximately $184.5 million and $193.4 million, respectively. The cost of revenues for the nine months ended September 30, 2016 and 2015 are approximately $573.5 million and $595.2 million, respectively. The cost of revenues includes expenses incurred for the delivery of patient care. These expenses include salaries and benefits of physicians, physicists, dosimetrists, radiation technicians etc., medical supplies, facility rent expenses, other operating expenses, depreciation and amortization.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU 2015-03 on January 1, 2016 with retrospective application to its December 31, 2015 condensed consolidated balance sheet. The effect of the adoption of ASU 2015-03 was to reclassify debt issue costs of approximately $19.8 million as of December 31, 2015 as a deduction from the related debt liabilities. Accordingly, other assets and total assets in the 2015 condensed consolidated balance sheet were reduced by that amount, and long-term debt and total liabilities were reduced by the same amount. There was no effect on net income or cash flows.

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

In August 2015, FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The new guidance allows debt issuance costs related to line-of-credit arrangements to be recognized as an asset and amortized ratably over the line-of-credit term. The Company adopted ASU 2015-15 on January 1, 2016 with retrospective application to its December 31, 2015 condensed consolidated balance sheet. The effect of the adoption of ASU 2015-15 was to reclassify debt issue costs of approximately $4.6 million as of December 31, 2015 as a deduction from the related debt liabilities. Accordingly, other assets and total assets in the 2015 condensed consolidated balance sheet were reduced by that amount, and long-term debt and total liabilities were reduced by the same amount. There was no effect on net income or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides new guidance intended to simplify several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, including an option to early adopt. The Company does not expect adoption to have a material impact on its financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 provides new guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, including an option to early adopt. The Company is currently evaluating the potential effects of the adoption to its financial statements.

4. Accumulated other comprehensive loss, net of tax

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of equity but are excluded from net loss. The Company’s accumulated other comprehensive loss is composed of the Company’s foreign currency translation of its operations in South America, Central America and the Caribbean as well as net periodic benefit cost of pension plans. There were no reclassifications from other comprehensive income into earnings for the periods presented.

The components of accumulated other comprehensive loss, net of tax, were as follows:

	21st Century Oncology Holdings, Inc. Shareholder			Noncontrolling Interests
Quarter to date (in thousands):	Foreign Currency Translation Adjustments	Net Periodic Benefit Cost of Pension Plan	Total	Foreign Currency Translation Adjustments	Other Comprehensive Loss
As of June 30, 2016	$(57,352)	$(457)	$(57,809)	$(7,436)
Other comprehensive loss	(1,157)	—	(1,157)	7	$(1,150)
As of September 30, 2016	$(58,509)	$(457)	$(58,966)	$(7,429)	$(1,150)

	21st Century Oncology Holdings, Inc. Shareholder			Noncontrolling Interests
Year to date (in thousands):	Foreign Currency Translation Adjustments	Net Periodic Benefit Cost of Pension Plan	Total	Foreign Currency Translation Adjustments	Other Comprehensive Loss
As of December 31, 2015	$(54,117)	$(457)	$(54,574)	$(6,675)
Other comprehensive loss	(4,392)	—	(4,392)	(754)	$(5,146)
As of September 30, 2016	$(58,509)	$(457)	$(58,966)	$(7,429)	$(5,146)

5. Series A preferred stock

On September 26, 2014, the Company entered into a Subscription Agreement (the “ Original Subscription Agreement”) with Canada Pension Plan Investment Board (“CPPIB”). Pursuant to the Original Subscription Agreement, the Company issued to CPPIB an aggregate of 385,000 newly issued shares of its Series A Convertible Preferred Stock, (the “Series A Preferred Stock”), par value $0.001 per share, stated value $1,000 per share, for a purchase price of $325.0 million.

On September 9, 2016 , the Company entered into a second Subscription Agreement (the “2016 Subscription Agreement”), by and among the Company, CPPIB, 21st Century Oncology Investments, LLC (“21CI”) and 21C. Pursuant to the 2016 Subscription Agreement, the Company issued to CPPIB, an aggregate of 25,000 shares of its Series A Preferred Stock, par value $0.001 per share, for a purchase price of $25.0 million. In connection with the 2016 Subscription Agreement, CPPIB irrevocably and unconditionally waived, released and forgave any and all Default Events (as defined in the 2016 Subscription Agreement) occurring prior to closing of the equity issuance and any and all rights or remedies of CPPIB with respect thereto.

As set forth in the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”), holders of Series A Preferred Stock are entitled to receive, as and if declared by the board of directors of the Company, dividends at an applicable rate per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the first three years after issuance, any dividends, when and if declared, shall be paid by the Company in the form of additional shares of Series A Preferred Stock.  During the first twelve months after issuance, the applicable dividend rate on the Series A Preferred Stock shall be 9.875%, thereafter increasing on a periodic basis. Until September 24, 2017, any dividends when and if declared, shall be paid by the

Company in the form of additional shares of Series A Preferred Stock. Starting as of July 17, 2016, the maximum applicable dividend rate on the Series A Preferred Stock was 16.00%, provided that, upon the occurrence of certain default events after September 9, 2016, dividends will accrue at a rate of 26.00%. Such dividends accrue daily, whether or not declared by the board of directors of the Company. After September 24, 2017, and only if the Company’s outstanding senior notes are repaid in full, dividends will be paid in cash upon the election of a majority of the holders of Series A Preferred Stock (the “Majority Preferred Holders”) or upon certain other events of default as defined by the Certificate of Designations.

The Series A Preferred Stock is mandatorily convertible into common stock, par value $0.01 per share (the “Common Stock”) of the Company upon the occurrence of a qualifying initial public offering of the Company or a qualifying merger. The Series A Preferred Stock also becomes mandatorily convertible on the tenth anniversary of the original issue date. If, upon conversion, the Series A Preferred Stock converted to Common Stock represents greater than 29% of the Company’s outstanding Common Stock (“Excess Common Stock”), CPPIB has the option to convert amounts in excess of 29% to newly issued preferred stock (the “Excess Preferred Stock”). If settled under a repurchase event (which occurs upon a change of control or a default event, as defined in the related agreements), redemption occurs at the stated value.

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

The Company evaluated the contingent events that could trigger the conversion of the Series A Preferred Stock to Common Stock and issue of warrants and determined that the contingent conversion features qualify as an embedded derivative and, that the contingently exercisable warrants are a freestanding financial instrument, each requiring bifurcation and classification as a liability, measured at fair value.

Modification of Series A Preferred Stock

The Certificate of Designations, as amended and restated in connection with the 2016 Subscription Agreement, (i) reduced the maximum applicable dividend rate on the Series A Preferred Stock to 16% from the previous maximum rate of 26%; (ii) reduced the applicable dividend rate in the event of default; and (iii) reduced the price at which the holders of the Series A Preferred Stock could require the Company to repurchase their shares upon the occurrence of certain events of default and certain change of control transactions.

The Company evaluated whether or not the 2016 Subscription Agreement was an extinguishment and reissuance of the Series A Preferred Shares or a modification using a fair value approach. Under this approach, if there is a 10% or greater change in the fair value of the Series A Preferred Stock as a result of the amendment or exchange, the shares are considered substantially different and the amendment would be accounted for as an extinguishment and reissuance. If the change in fair value is less than 10%, the amendment is considered a modification. The Certificate of Designations, as amended and restated in connection with the 2016 Subscription Agreement decreased the fair value of the Series A Preferred Stock by approximately $11 million, or 2.0%, and thus the Company considered the amendment to be a modification, with no change to the carrying amount required.

Activity during the quarter ended September 30, 2016

The Company estimated the fair value of the embedded derivatives and warrants using significant unobservable inputs (Level 3), as defined in Note 8. The primary valuation technique used was comparing the present value of discounted cash flows, assuming no triggering events occur with the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management’s estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. As a result of the Company entering into Amendment No. 2 to the 2015 Credit Agreement, both of which are defined and further discussed in Note 13, and the capital event requirements required pursuant to Amendment No. 2, the Company reevaluated the timing and probability assumptions of each triggering event during the quarter ended September 30, 2016. Based on the current assumptions, the Company determined the fair value of the embedded derivative to be approximately $0.5 million which is reflected as an asset in the embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock caption of the accompanying condensed consolidated balances sheets and the fair value of the warrants to be approximately $24.8 million which is reflected as a liability in the embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock caption of the accompanying condensed consolidated balances sheets, both as of September 30, 2016.

The Company is accreting the components of the difference between issuance date fair value and redemption value over the period which each component of that discount relates, generally using the effective interest method, which is reflective of the economics of the instrument.

If the Series A Preferred Stock were redeemable as of the balance sheet date, the Series A Preferred Stock would be redeemable at its stated value of $410.0 million plus accrued dividends. Accrued dividends as of September 30, 2016 and December 31, 2015 were $101.8 million and $53.6 million, respectively.

Changes to the Series A Preferred Stock are as follows:

Quarter to date (in thousands):
As of June 30, 2016	$429,966
Issuance of Series A preferred stock, net of discount and issuance costs	24,970
Accretion of Series A Preferred Stock to redemption value	1,353
Series A Preferred Stock dividends accrued at effective rate	16,060
As of September 30, 2016	$472,349

Year to date (in thousands):
Balance, December 31, 2015	$389,514
Issuance of Series A preferred stock, net of discount and issuance costs	24,970
Accretion of Series A Preferred Stock to redemption value	9,792
Series A Preferred Stock dividends accrued at effective rate	48,073
As of September 30, 2016	$472,349

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

The following table presents changes in total equity for the respective periods:

(in thousands):	21st Century Oncology Holdings, Inc Shareholder’s Deficit	Noncontrolling interests - nonredeemable	Total Equity	Noncontrolling interests - redeemable

Balance, December 31, 2015	$(700,952)	$26,322	$(674,630)	$19,233
Net (loss) income	(97,479)	3,883	(93,596)	651
Other comprehensive loss from foreign currency translation	(4,392)	(736)	(5,128)	(18)
Accretion of Series A convertible redeemable preferred stock to redemption value	(9,792)	—	(9,792)	—
Accrued Series A convertible redeemable preferred stock dividends	(48,073)	—	(48,073)	—
Adjustment of noncontrolling interest to redemption value	(705)	—	(705)	705
Distributions	—	(1,968)	(1,968)	(1,324)
Balance, September 30, 2016	$(861,393)	$27,501	$(833,892)	$19,247

Balance, December 31, 2014	$(493,439)	$55,838	$(437,601)	$15,273
Net (loss) income	(140,480)	4,641	(135,839)	1,969
Other comprehensive loss from foreign currency translation	(5,403)	(1,010)	(6,413)	(1)
Accretion of Series A convertible redeemable preferred stock to redemption value	(13,262)	—	(13,262)	—
Accrued Series A convertible redeemable preferred stock dividends	(40,223)	—	(40,223)	—
Purchase price fair value of noncontrolling interest	14,500	(44,060)	(29,560)	—
Proceeds from issuance of noncontrolling interest	2,315	8,939	11,254	3,767
Proceeds from noncontrolling interest holders	—	3,170	3,170	686
Stock based compensation	6	—	6	—
Distributions	—	(2,347)	(2,347)	(1,760)
Balance, September 30, 2015	$(675,986)	$25,171	$(650,815)	$19,934

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

8. Fair value of financial instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis in accordance with ASC 820. Certain assets and liabilities are subject to fair value adjustments only in certain circumstances and measured at fair value on a non-recurring basis.

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

As of September 30, 2016 and December 31, 2015, the Company held certain items that are required to be measured at fair value on a recurring basis, including the embedded derivative features and warrants of its Series A Preferred Stock and SFRO PIK Notes. The primary valuation technique used was comparing the present value of discounted cash flows, assuming no triggering events occur, with the present value of discounted cash flows assuming a triggering event does occur. The assumptions incorporated management’s estimates of timing and probability of each triggering event, with those cash flows discounted using rates commensurate with the risks of those cash flows. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input is not usually linear.

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

The following tables provide information about long-term debt not carried at fair value in accordance with ASC 820. The fair values were based on prices quoted from third-party financial institutions (Level 2). The fair values are as follows:

	September 30, 2016
(in thousands):	Fair Value	Carrying Value

$610.0 million Term Loan Facility due April 30, 2022	$563,221	$585,322

$360.0 million Senior Notes due May 1, 2023	$302,400	$353,183

$75.0 million Senior Secured Notes due January 15, 2017	$488	$488

	December 31, 2015
(in thousands):	Fair Value	Carrying Value

$610.0 million Term Loan Facility due April 30, 2022	$509,838	$589,133

$360.0 million Senior Notes due May 1, 2023	$262,800	$352,546

$75.0 million Senior Secured Notes due January 15, 2017	$443	$443

The carrying values of the Company’s other long-term debt instruments approximate fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, as of September 30, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date Using
(in thousands):	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities	$1,756	$1,756	$—	$—

Other current assets
Cash surrender value of company owned life insurance investments	$191	$191	$—	$—

Assets
Embedded derivative and other financial instrument features of Series A Preferred Stock	$499	$—	$—	$499

Other long-term assets
Cash surrender value of company owned life insurance investments	$6,717	$6,717	$—	$—

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$900	$—	$—	$900
Earn-out liabilities	$45	$—	$—	$45
Cash surrender value of company owned life insurance obligations	$191	$191	$—	$—

Liabilities
Embedded derivative and other financial instrument features of Series A Preferred Stock	$24,843	$—	$—	$24,843

Other long-term liabilities
Cash surrender value of company owned life insurance obligations	$7,376	$7,376	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands):	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities	$1,078	$1,078	$—	$—

Other current assets
Cash surrender value of company owned life insurance investments	$299	$299	$—	$—

Assets
Embedded derivative and other financial instrument features of Series A Preferred Stock	$17,883	$—	$—	$17,883

Other long-term assets
Cash surrender value of company owned life insurance investments	$5,203	$5,203	$—	$—

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$2,230	$—	$—	$2,230
Earn-out liabilities	$193	$—	$—	$193
Cash surrender value of company owned life insurance obligations	$299	$299	$—	$—

Liabilities
Embedded derivative and other financial instrument features of Series A Preferred Stock	$19,911	$—	$—	$19,911

Other long-term liabilities
Cash surrender value of company owned life insurance obligations	$5,796	$5,796	$—	$—

There have been no transfers between levels of valuation hierarchies for the nine months ended September 30, 2016 and 2015.

The following tables present changes in Level 3 liabilities measured at fair value on a recurring basis:

	Fair value	Instruments	Change in	Fair value
Quarter to date (in thousands):	June 30, 2016	Issued (Paid)	Fair Value	September 30, 2016

Assets
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$33,284	$—	$(32,785)	$499

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$2,540	$(1,200)	$(440)	$900
Earn-out liabilities	$45	$—	$—	$45

Liabilities
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$22,212	$—	$2,631	$24,843

	Fair value	Instruments	Change in	Fair value
Year to date (in thousands):	December 31, 2015	Issued (Paid)	Fair Value	September 30, 2016

Assets
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$17,883	$—	$(17,384)	$499

Other current liabilities
Embedded derivative features of SFRO PIK Notes	$2,230	$(1,200)	$(130)	$900
Earn-out liabilities	$193	$(149)	$1	$45

Liabilities
Embedded derivative and other financial instrument features of Series A convertible redeemable preferred stock	$19,911	$—	$4,932	$24,843

9. Income taxes

The Company’s effective rate was (9.3)% and (5.7)% for the nine months ended September 30, 2016 and 2015, respectively. The change in the effective rate for the first nine months of 2016 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which the Company is unable to benefit from losses. These items also caused the effective tax rate to differ from the U.S. statutory rate of 35%.

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

10. Acquisitions and other arrangements

Kennewick, Washington

On January 2, 2015, the Company purchased an 80% interest in a legal entity that operates a radiation oncology facility in Kennewick, Washington for approximately $18.9 million comprised of approximately $17.6 million in cash and a contingent earn-out payment valued at $1.3 million. The allocation of the purchase price is to tangible assets of approximately $3.0 million, intangible assets of $2.2 million ($1.2 million in non-compete agreement, amortized over 5 years, and $1.0 million in tradename), noncontrolling interest-redeemable of $3.8 million, assumed capital leases of $0.3 million and goodwill of $17.8 million, which is deductible for tax purposes.

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

SFRO

On February 10, 2014, the Company purchased a 65% equity interest in SFRO. On July 2, 2015, the Company purchased the remaining 35% of SFRO for $44.1 million, comprised of $15.0 million in cash, $14.6 million payment-in-kind (“PIK”) (“SFRO PIK Notes”), and $14.5 million in 21CI preferred stock, which was immediately converted to common stock. The SFRO PIK Notes accrue interest at 10% per annum, which will be accrued quarterly and added to the outstanding principal amount. The SFRO PIK Notes mature on June 30, 2019 and provide for accelerated principal payments along with premium payments to the sellers upon achievement of certain operational milestones. As of September 30, 2016, one milestone had been achieved.

Other acquisitions and other arrangements

On July 31, 2016, the Company purchased a radiation oncology practice group located in Modesto, California for approximately $0.4 million comprised of a seller financing note payable to the seller over 2 years. The allocation of the purchase price was $0.3 million to a non-compete agreement, amortized over 2 years, and $0.1 million to goodwill.

On January 1, 2016, the Company contributed its Greenville, North Carolina radiation treatment center to a newly formed joint venture (“Newco”). The Company’s Greenville operations were valued at approximately $19.0 million. Simultaneously, a local hospital system contributed its Greenville, North Carolina radiation treatment center operations into Newco and purchased additional ownership interests from the Company for approximately $6.2 million. As a result of the transaction, the Company owns 50% of Newco. The Company determined it does not control Newco and as of January 1, 2016, deconsolidated the operations of its Greenville treatment center, recording a gain on disposal of $12.6 million in other gains and losses in the condensed consolidated statements of operations and comprehensive loss.

The Company valued its Greenville treatment center using a weighted average of the market approach and income approach, which are Level 3 valuation techniques. The market approach considered a range of enterprise values developed with revenue multiples and EBITDA multiples consistent with radiation oncology practice purchases. The income approach considered a number of factors, including the center’s performance projections, capital expenditures, discount rates, strength of competition and income tax rates.

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

On January 6, 2015, the Company acquired the assets of a radiation oncology practice located in Warwick, Rhode Island for approximately $8.0 million in cash. The allocation of the purchase price is to tangible assets of $0.6 million, intangible assets of approximately $0.9 million ($0.2 million in non-compete agreement, amortized over 5 years, and $0.7 million in certificate of need), and goodwill of $6.5 million, which is deductible for tax purposes.

The operations of the foregoing acquisitions have been included, and the operations of the foregoing deconsolidation have been excluded, in the accompanying condensed consolidated statements of operations and comprehensive loss from the respective date of the acquisition or deconsolidation.

11. Goodwill and intangible assets

The changes in the carrying amount of goodwill are as follows:

	Nine Months Ended	Year Ended
(in thousands):	September 30, 2016	December 31, 2015
Balance, beginning of period: U.S. Domestic Segment
Goodwill	$1,150,614	$1,120,275
Accumulated impairment losses	(700,799)	(700,799)
Net goodwill, beginning of period	449,815	419,476

Goodwill acquired during the period	123	30,468
Contribution of a radiation facility to an unconsolidated joint venture	(5,146)	—
Adjustments to purchase price allocations	—	(129)
Balance, end of period
Goodwill	1,145,591	1,150,614
Accumulated impairment losses	(700,799)	(700,799)
Net goodwill, end of period: U.S. Domestic Segment	$444,792	$449,815

Balance, beginning of period: International Segment
Goodwill	$48,865	$57,083
Net goodwill, beginning of period	48,865	57,083

Goodwill acquired during the period	—	233
Adjustments to purchase price allocations	—	88
Foreign currency translation	(1,915)	(8,539)
Balance, end of period
Goodwill	46,950	48,865
Net goodwill, end of period: International Segment	$46,950	$48,865

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

12. Accrued expenses

Accrued expenses consist of the following:

(in thousands):	September 30, 2016	December 31, 2015
Accrued payroll and payroll related deductions and taxes	$26,012	$19,051
Accrued compensation arrangements	22,422	30,010
Accrued interest	17,196	7,359
Accrued Gamma investigative matter	—	34,694
Accrued electronic health record incentive payments and penalties	7,791	10,964
Accrued other	9,458	9,575
Total accrued expenses	$82,879	$111,653

13. Long-term debt

At September 30, 2016 and December 31, 2015, all of the Company’s senior credit facility and senior notes have been classified as current liabilities due to the Capital Event requirements included in such agreements. See note 2, Leverage and Liquidity, for more information. In addition, certain of the Company’s capital leases and a seller financing promissory note have been classified as current liabilities due to the non-compliance of certain default provisions within the respective agreements.

The Company’s long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
$125.0 million Senior Secured Credit Facility – (2015 Revolving Credit Facility) (net of $4,039 and $4,567 of deferred financing costs at September 30, 2016 and December 31, 2015, respectively)	$117,961	$55,433

$610.0 million Senior Secured Credit Facility – (Term Loan Facility) (net of unamortized debt discount of $4,825 and $5,498 and deferred financing costs of $12,228 and $12,319 at September 30, 2016 and December 31, 2015, respectively)	585,322	589,133

$360.0 million Senior Notes (net of $7,492 and $7,454 of deferred financing costs at September 30, 2016 and December 31, 2015, respectively)	353,183	352,546

$75.0 million Senior Secured Notes	488	443

Capital leases payable with various monthly payments plus interest at rates ranging from 3.75% to 19.0%, due at various maturity dates through December 2020	40,947	49,854

SFRO PIK Notes (net of unamortized debt discount of $301 and $384 and embedded derivative of $2,217 and $2,876 at September 30, 2016 and December 31, 2015, respectively)	15,652	12,497

Various other notes payable and seller financing promissory notes with various monthly payments plus interest at rates ranging from 7.1% to 19.5%, due at various maturity dates through May 2021	10,840	13,204
	1,124,393	1,073,110
Less current portion	(1,106,662)	(1,023,877)
	$17,731	$49,233

Senior Secured Credit Facility

On April 30, 2015, 21C entered into the Credit Agreement (the “2015 Credit Agreement”) among 21C, as borrower, the Company, Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the “2015 Administrative Agent”), collateral agent, issuing bank and as swingline lender, the other agents party thereto and the lenders party thereto.

The credit facilities provided under the 2015 Credit Agreement consist of a revolving credit facility providing for up to $125 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “2015 Revolving Credit Facility”) and an initial term loan facility providing for $610 million of term loan (the “Term Loan Facility”). 21C may (i) increase the aggregate amount of revolving loans by an amount not to exceed $25 million in the aggregate and (ii) subject to consummation of the Third Capital Event and a consolidated secured leverage ratio test, increase the aggregate amount of the term loans or the revolving loans by an unlimited amount or issue pari passu or junior secured loans or notes or unsecured loans or notes in an unlimited amount. The 2015 Revolving Credit Facility matures April 30, 2020 and the 2015 Term Loan Facility matures April 30, 2022.

Borrowings pursuant to the 2015 Credit Agreement are secured on a first priority basis by a perfected security interest in substantially all of the Company’s assets.

Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

(a)  for loans which are Eurodollar loans, including London Interbank Offered Rate (“LIBOR”), loans for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin of between 5.625% and 6.125%, based upon a total leverage pricing grid; and

(b)  for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, which was 3.50% as of September 30, 2016, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin of between 4.625% and 5.125%, based upon a total leverage pricing grid.

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

The 2015 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Senior Notes; change the nature of the business; engage in certain transactions with affiliates; and restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, under the 2015 Credit Facilities, 21C is required to (i) maintain minimum liquidity of at least $40.0 million (tested monthly) and (ii) comply with a consolidated leverage ratio (tested quarterly) of 7.50 to 1.00 until March 30, 2018, stepping down to 6.25 to 1.00 thereafter. The consolidated leverage ratio is as follows as of September 30, 2016:

	Requirement at September 30, 2016	Level at September 30, 2016
Maximum permitted consolidated leverage ratio	<7.50 to 1.00	7.14 to 1.00

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

On May 12, 2016, the Company received notice from the 2015 Administrative Agent that it was in default under the 2015 Credit Agreement because, among other things, 21C had not timely delivered 2015 audited financial statements to the Administrative Agent.

On June 10, 2016, the Company entered into an amendment and waiver (“Amendment No. 1”) to the 2015 Credit Agreement. Amendment No. 1 waived through July 31, 2016 any default or event of default under the 2015 Credit Agreement for failure to timely provide audited annual financial statements and related reports and certificates for the year ended December 31, 2015 and quarterly financial statements and related reports and certificates for the quarter ended March 31, 2016 (the “Specified Deliverables”). The Company paid approximately $1.8 million in loan costs related to Amendment No. 1 and incurred additional legal fees of approximately $0.2 million. Amendment No. 1 further provided that the interest rate applicable to the loans under the Credit Agreement increase in each case by 0.125% per annum as of July 1, 2016.

On August 15, 2016, the Company entered into an amendment and waiver (“Amendment No. 2”) to the 2015 Credit Agreement.

Amendment No. 2 provides for a limited waiver:

(1) through September 10, 2016, in respect of (a) any default or event of default under the 2015 Credit Agreement resulting from failure to provide audited annual financial statements and related reports and certificates for the year ended December 31, 2015 (the “Delayed 10-K”) without a “going concern” or like qualification as and when required pursuant to the 2015 Credit Agreement and (b) any cross-default that may arise under the 2015 Credit Agreement as a result of a default or event of default under the Senior Notes Indenture, which occurs as a result of the Company’s failure to timely furnish to the Trustee and holders of the Senior Notes (each as defined below) or file with the SEC the financial information required in the Delayed 10-K; and

(2)  through September 30, 2016, in respect of (a) any default or event of default under the 2015 Credit Agreement resulting from failure to timely provide quarterly financial statements and related reports and certificates for the quarters ended March 31, 2016 (the “Delayed 10Q”) and June 30, 2016 and (b) any cross-default that may arise under the 2015 Credit Agreement as a result of a default or event of default under the Senior Notes Indenture which occurs as a result of the Company’s failure to timely furnish to the Trustee and holders of the Senior Notes or file with the SEC the financial information required in the Delayed 10-Q and the quarterly report on Form 10-Q for the quarter ended June 30, 2016 (together, the “Quarterly SEC Reports”).

The Company filed the Delayed 10-K with the SEC on August 23, 2016 and the Delayed 10-Q and the quarterly financial statements and related reports and certificates for the quarter ended June 30, 2016 on September 20, 2016.

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

21C used the net proceeds from the offering, together with cash on hand and borrowings under the 2015 Credit Facilities, to repay its $90.0 million Term Facility, to redeem its 97/8% Senior Subordinated Notes due 2017 and its 87/8% Senior Secured Second Lien Notes due 2017, to repurchase the 113/4% Senior Secured Notes due 2017 issued by OnCure, to pay related fees and expenses and for general corporate purposes. The Company incurred approximately $26.5 million in transaction fees and expenses, including legal, accounting and other fees associated with the offering.

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

On July 25, 2016, the Company entered into the second supplemental indenture to the Senior Notes Indenture (the “Second Supplemental Indenture”), providing for a limited waiver through July 31, 2016 of certain defaults or events of default under the Senior Notes Indenture for failure to timely furnish to the trustee and holders of the Senior Notes or file with the SEC the financial information required in an annual report on Form 10-K for the year ended December 31, 2015 or in a quarterly report on Form 10-Q for the period ended March 31, 2016. As consideration for the foregoing, the Company paid to all holders of the Senior Notes an amount representing additional interest on the Senior Notes equal to $2.30 per $1,000 principal amount of the Senior Notes. The Company also paid certain fees and expenses of the advisors to certain holders of the Senior Notes incurred in connection with the Second Supplemental Indenture.

On August 16, 2016, the Company received the requisite consents from the holders of a majority of the aggregate principal amount of the Senior Notes outstanding to enter into a third supplemental indenture (the “Third Supplemental Indenture”) to the Senior Notes Indenture.

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

The Company filed the Delayed 10-K with the SEC on August 23, 2016 and the Delayed 10-Q and the quarterly financial statements and related reports and certificates for the quarter ended June 30, 2016 on September 20, 2016.

The Third Supplemental Indenture requires the Company to complete each Capital Event as described above and in the same time frame described above. As discussed above, the Company satisfied the First Capital Event on September 9, 2016.

The Third Supplemental Indenture provides for a new minimum liquidity covenant pursuant to which the Company must maintain at least $40.0 million of liquidity after the completion of the First Capital Event, which will be tested monthly prior to the completion of the Third Capital Event and quarterly thereafter.

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

The Company paid approximately $0.8 million in loan costs related to the Second Supplemental Indenture and incurred additional legal fees of approximately $5.7 million related to Amendment No. 2 and the Second and Third Suplemental indenture.

The Third Supplemental Indenture also provides that the holders of a majority of the aggregate principal amount of the Senior Notes outstanding shall have the right to designate one non-voting board observer to attend meetings of the Board of Directors of each of the Company and 21C until the date of completion of the Third Capital Event. See note 17, Subsequent Events, for additional information.

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

Data Breach

On November 13, 2015, the Company was advised by the Federal Bureau of Investigation (the “FBI”) that patient information was illegally obtained by an unauthorized third party who may have gained access to a Company database. The Company immediately hired a leading forensic firm to support its investigation, assess its system and bolster its security. Based on its investigation, the Company determined that the intruder may have accessed the database on October 3, 2015. The Company notified approximately 2.2 million current and former patients that certain information may have been copied and transferred.

Following the data breach, the Company received notice that class action complaints had been filed against the Company and certain of its affiliates in Florida and California. The complaints allege, among other things, that the Company failed to take the necessary security precautions to protect patient information and prevent the data breach. Several of the Florida complaints have been consolidated. The Company expects additional claims to be consolidated to the extent permitted by the courts. Because of the early stages of these matters and the uncertainties of litigation, the Company cannot predict the ultimate resolution of these matters or estimate the amounts of, or ranges of, potential loss, if any, with respect to these proceedings.

In addition, the Company has received a request for information regarding the data breach and the Company’s response from the Office for Civil Rights as well as additional inquiries from State Attorneys General. The Company has responded to each of those inquiries and provided the information requested. The Company could face fines or penalties as a result of these inquiries. However, due to the early stages of these matters, The Company cannot predict the ultimate resolution or estimate the amounts of, or ranges of, potential loss, if any.

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

Exit and Disposal Costs

During the quarter ended September 30, 2016, the Company ceased use of its leased corporate aircraft. As a result, it recorded a liability of $0.5 million as of September 30, 2016 representing its net lease obligation and a corresponding loss. The loss is recorded in the other gains and losses caption in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016. The liability is recorded in the other current liabilities caption and the other long-term liabilities caption in the condensed consolidated balance sheets as of September 30, 2016.  The liability will be amortized as the underlying lease payments are paid through March 2018.  No amortization was recorded during the three or nine months ended September 30, 2016.

During the quarter ended September 30, 2016, the Company ceased use of real estate property it leases pursuant to an operating lease. The Company assessed the cease use event in accordance with ASC 420, Exit and Disposal Costs, and determined no net liability should be recorded. On November 10, 2016, the Company entered into a sublease for the property, which qualifies as a type 1 subsequent event and is required to be recorded as of September 30, 2016. The Company recorded a liability of $0.5 million as of September 30, 2016 representing its net lease obligation and a corresponding loss. The loss is recorded in the other gains and losses caption in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016. The liability is recorded in the other current liabilities caption and the the other long-term liabilities caption in the condensed consolidated balance sheets as of September 30, 2016.  The liability will be amortized as the underlying lease payments are paid through March 2018. No amortization was recorded during the three or nine months ended September 30, 2016.

During the quarter ended September 30, 2016, the Company identified and terminated certain employees. As a result, it recorded a severance charge of $4.2 million as of September 30, 2016 recorded in the general and administrative expenses caption in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016. The liability is recorded in the other current liabilities caption in the condensed consolidated balance sheets as of September 30, 2016.

During the quarter ended September 30, 2016, the Company entered into an agreement to sell one of its owned facilities located in Boca Raton, Florida.  The sale closed in October 2016 and generated $0.9 million in net cash proceeds.  As a result, the Company recorded an impairment loss as of September 30, 2016 of $0.8 million for the excess of the facility’s net book value over the net cash proceeds.

15. Other gains and losses

Other gains and losses consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands):	2016	2015	2016	2015
Gain on the contribution of a radiation facility to a joint venture	$—	$—	$(12,629)	$—
(Gain) loss on the sale/disposal of property and equipment	(446)	100	(480)	(203)
Gain on BP settlement	—	(5,796)	(517)	(5,796)
Exit and disposal costs	534	—	534	—
Loss on sublease	490	—	490	—
Gain on insurance recoveries	(97)	—	(97)	(1,364)
Total other gains and losses	$481	$(5,696)	$(12,699)	$(7,363)

Gain on the contribution of a radiaton facility to a joint venture

On January 1, 2016, the Company deconsolidated the operations of its Greenville treatment center, recording a gain on disposal of $12.6 million.

Gain on BP settlement

During 2016 and 2015, the Company received settlement funds from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill that occurred in 2010.

Exit and disposal costs

During the quarter ended September 30, 2016, the Company ceased use of its leased corporate aircraft. As a result, it recorded a liability representing its net lease obligation and a corresponding loss.

Loss on sublease

During the quarter ended September 30, 2016, the Company ceased use of real estate property it leases pursuant to an operating lease. The Company assessed the cease use event in accordance with ASC 420, Exit and Disposal Costs, and determined no net liability should be recorded. On November 10, 2016, the Company entered into a sublease for the property, which qualifies as a type 1 subsequent event and is required to be recorded as of September 30, 2016. The Company recorded a loss on sublease representing the Company’s net lease obligation as of September 30, 2016.

Gain on insurance recoveries

During 2015, the Company received insurance recoveries from damages suffered as a result of a fire in one of its North Carolina radiation treatment centers that occurred during 2011. During 2016, the Company received insurance recoveries from damages suffered as a result of water damage in one of its Michigan radiation treatment centers.

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

Financial information by geographic segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands):	2016	2015	2016	2015
Total revenues:
U.S. Domestic	$217,391	$231,166	$694,786	$728,999
International	28,288	31,091	79,574	87,104
Total	$245,679	$262,257	$774,360	$816,103

Facility gross profit:
U.S. Domestic	$51,077	$56,352	$172,566	$188,450
International	15,076	18,000	42,737	48,606
Total	$66,153	$74,352	$215,303	$237,056

Depreciation and amortization:
U.S. Domestic	$19,910	$20,978	$59,543	$62,411
International	1,409	1,461	3,869	4,364
Total	$21,319	$22,439	$63,412	$66,775

Capital expenditures: *
U.S. Domestic			$32,306	$33,094
International			2,777	3,574
Total			$35,083	$36,668

*     includes capital lease obligations and accounts payable related to capital expenditures

(in thousands):	September 30, 2016	December 31, 2015
Total assets:
U.S. Domestic	$932,192	$982,575
International	122,768	121,286
Total	$1,054,960	$1,103,861

Property and equipment:
U.S. Domestic	$190,897	$213,442
International	23,798	25,143
Total	$214,695	$238,585

Acquisition-related goodwill and intangible assets:
U.S. Domestic	$496,585	$511,182
International	54,638	57,613
Total	$551,223	$568,795

The reconciliation of the Company’s reportable segment profit and loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands):	2016	2015	2016	2015
Facility gross profit	$66,153	$74,352	$215,303	$237,056
Less:
General and administrative expenses	35,344	68,306	101,070	141,340
General and administrative salaries	30,817	28,693	82,361	84,257
General and administrative depreciation and amortization	3,493	3,913	10,801	11,846
Provision for doubtful accounts	8,610	5,617	17,270	13,683
Interest expense, net	27,151	23,771	77,353	73,836
Other gains and losses	481	(5,696)	(12,699)	(7,363)
Impairment loss	770	-	2,595	-
Early extinguishment of debt	-	-	-	37,390
Fair value measurements	34,976	1,799	22,187	8,404
Loss on foreign currency transactions	(5)	333	300	537
Loss before income taxes and equity interest in net income of joint ventures	$(75,484)	$(52,384)	$(85,935)	$(126,874)

17. Subsequent events

On November 1, 2016, the Company announced that 21C failed to make a semi-annual interest payment as required by the Senior Notes Indenture governing its Senior Notes. The failure to make such interest payment, if not cured within 30 days, will result in an event of default under the Senior Notes Indenture.

Should an event of default occur under the Senior Notes Indenture, a cross-default would occur under the Company’s 2015 Credit Facilities. Following an event of default under the Senior Notes Indenture or 2015 Credit Facilities, the holders of the Senior Notes or lenders under the 2015 Credit Facilities, as applicable, could accelerate 21C’s indebtedness outstanding under the Senior Notes Indenture or 2015 Credit Facilities, as applicable. In addition, other obligations of the Company could be accelerated, including the Series A Preferred Stock, other debt and capital leases and certain operating leases.

The Company intends to utilize the available 30-day cure period under the Senior Notes Indenture to work with its lenders, bondholders and stakeholders to address the potential default, however, there can be no assurance the Company will be able to cure the default within the 30-day cure period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q for the quarter ended September 30, 2016 (“Form 10-Q”).  This section of this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Form 10-Q in the section titled “Risk Factors” and in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this Form 10-Q. References in this Form 10-Q to “we,” “us” and “our” are references to 21st Century Oncology Holdings, Inc. and its subsidiaries, consolidated professional corporations and associations and unconsolidated affiliates, unless the context requires otherwise. References in this Form 10-Q to “our treatment centers” refer to owned, managed and hospital based treatment centers.

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

We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

U.S. Domestic:

•the total radiation oncology treatment plans;

•the total radiation oncology treatments per day;

•the net patient service revenue per radiation oncology treatment;

•the pro-forma adjusted earnings before interest, taxes, depreciation and amortization;

•the ratio of funded debt to pro-forma adjusted earnings before interest, taxes, depreciation and amortization (leverage ratio); and

•facility gross profit.

International:

•total number of open cases;

•revenue per radiation oncology case.

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

The average net patient service revenue per radiation oncology treatment is sensitive to the mix of services used in treating a patient’s tumor. The reimbursement rates set by Medicare and commercial payers tend to be higher for more advanced treatment technologies, reflecting their higher complexity. A key part of our business strategy is to make advanced technologies available once supporting economics exist. For example, we have been utilizing image guided radiation therapy (“IGRT”) and Gamma Function, a proprietary capability to enable measurement of the actual amount of radiation delivered during a treatment and to provide immediate feedback for adaption of future treatments.

Operating Costs

The principal costs of operating a treatment center are the salaries and benefits of the physicians and technical staff (“compensation expense”) as well as equipment and facility costs. Compensation expense is generally variable in nature and limited by the number of patients physicians can appropriately treat each day. Equipment and facility costs are generally fixed in nature. Profitability of a treatment center is sensitive to treatment volumes and will fluctuate based upon utilization of the equipment and facility.

Sources of Revenue By Payer

We receive payments for services to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our U.S. domestic net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,		Year Ended
U.S. Domestic:	2016	2015	December 31, 2015
Payer
Medicare	37.8%	39.1%	38.8%
Commercial	60.3	58.4	58.7
Medicaid	1.0	1.6	1.5
Self-pay	0.9	0.9	1.0
Total U.S. domestic net patient service revenue	100.0%	100.0%	100.0%

Medicare and Medicaid

Since cancer disproportionately affects elderly people, Medicare, as well as the related co-payments, is a major funding source for the services we provide and government reimbursement developments can have a material effect on operating performance. These developments include the reimbursement amount for each Current Procedural Terminology (“CPT”) service that we provide and the specific CPT services covered by Medicare. The Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering the Medicare program, administers an annual process for considering changes in reimbursement rates and covered services. We have played, and will continue to play, a role in that process both directly and through the radiation oncology professional societies.

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

The final CY 2017 Physician Fee Schedule is expected to reduce our radiation oncology payments by approximately 0.1%.  It is expected that the CY 2018 rule will continue to reaffirm these freeze provisions.

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) will have a significant impact on how all providers will be paid beginning in 2019.  Starting in 2019, providers will be paid either through a new “Merit-Based Incentive Payment System” (“MIPS”) program or as part of an “Advanced Alternative Payment Model” (“AAPM”).  Providers paid through the MIPS will be subject to bonuses or penalties of between plus or minus 4% in 2019 to plus or minus 9% in 2022 and beyond based on quality performance.  Providers in an AAPM are exempt from the MIPS program and eligible for 5% incentive payments from 2019 through 2024. If a radiation therapy AAPM is not approved for freestanding radiation therapy providers as an option in 2019, it is expected that legislation will be sought to extend the payment freeze.

Commercial

Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

Most of our commercial revenue is from managed care delivery systems and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total U.S. net patient service revenue. For the nine months ended September 30, 2016, approximately 4% of our U.S. net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals.

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

Other Material Factors

Other material factors that we believe will impact our future financial performance include:

•our future cash flows;

•our substantial indebtedness;

•patient volume and census;

•continued advances in technology and the related capital requirements;

•continued affiliation with physician specialties other than radiation oncology;

•our ability to develop and conduct business with hospitals and other large healthcare organizations in a manner that adequately and attractively compensates us for our services;

•our ability to achieve identified cost savings and operational efficiencies;

•increased costs associated with development and optimization of our internal infrastructure; and

•healthcare reform.

Results of Operations

The following table presents summaries of our results of operations for the three months ended September 30, 2016 and 2015.

(in thousands):	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
Revenues:
Net patient service revenue	$226,505	92.2%	$243,768	93.0%
Management fees	14,240	5.8	14,180	5.4
Other revenue	4,934	2.0	4,309	1.6
Total revenues	245,679	100.0	262,257	100.0
Expenses:
Salaries and benefits	136,859	55.7	142,640	54.4
Medical supplies	22,211	9.0	22,498	8.6
Facility rent expenses	17,440	7.1	16,983	6.5
Other operating expenses	16,007	6.5	15,951	6.1
General and administrative expenses	35,344	14.4	68,306	26.0
Depreciation and amortization	21,319	8.7	22,439	8.6
Provision for doubtful accounts	8,610	3.5	5,617	2.1
Interest expense, net	27,151	11.1	23,771	9.1
Other gains and losses	481	0.2	(5,696)	(2.2)
Impairment loss	770	0.3	—	—
Fair value measurements	34,976	14.2	1,799	0.7
(Gain) loss on foreign currency transactions	(5)	—	333	0.1
Total expenses	321,163	130.7	314,641	120.0
Loss before income taxes and equity interest in net income of joint ventures	(75,484)	(30.7)	(52,384)	(20.0)
Income tax expense	3,166	1.3	2,851	1.1
Net loss before equity interest in net income of joint ventures	(78,650)	(32.0)	(55,235)	(21.1)
Equity interest in net income of joint ventures, net of tax	150	0.1	(10)	—
Net loss	(78,500)	(31.9)	(55,245)	(21.1)
Net income attributable to noncontrolling interests – redeemable and non-redeemable	(1,422)	(0.6)	(2,530)	(1.0)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(79,922)	(32.5)%	$(57,775)	(22.1)%

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenues

Net patient service revenue. For the three months ended September 30, 2016 and 2015, net patient service revenue comprised 92.2% and 93.0%, respectively, of our total revenues.  In our net patient service revenue for the three months ended September 30, 2016 and 2015, revenue from the professional-only component of radiation therapy where we do not bill globally (inclusive of professional and technical components) and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 30.1% and 30.9%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payers, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each radiation therapy center. For the three months ended September 30, 2016 and 2015, management fees comprised 5.8% and 5.4%, respectively, of our total revenues.

Other revenue. For the three months ended September 30, 2016 and 2015, other revenue comprised approximately 2.0% and 1.6%, respectively, of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, and income for equipment leased by joint venture entities.

Total revenues. Total revenues decreased by $16.6 million, or 6.3%, from $262.3 million for the three months ended September 30, 2015 to $245.7 million for the three months ended September 30, 2016. Net patient service revenue in our total domestic freestanding line of business declined $7.3 million, or 4.8%, as compared to the same period in the prior year. This decline was driven by a 1.3% decline in total radiation oncology treatments per day and a 3.6% decline in net patient service revenue per radiation oncology treatment for the third quarter of 2016 as compared to the same period in the prior year.

Net patient service revenue in our ICC line of business declined $7.2 million, or 9.0%, as compared to the same period in the prior year.  The conversion of our Jacksonville medical oncology group to a professional services agreement (PSA) with the University of Florida, whereby the Company will invoice for chemotherapy administration only, eliminating the drug portion, drove $4.6 million of the decline in ICC revenue.

International net patient service revenue declined $3.4 million, or 10.7%, as compared to the same period in the prior year due to the devaluation in the Argentine Peso. Excluding the impact of currency fluctuations, international revenue growth was approximately 37.8%, or $8.9 million, quarter over quarter.

Total revenue variance in the preceding paragraphs includes growth in new practices and treatment centers in new and existing local markets during 2015 and 2016 through the development and expansion of surgery practices in Florida and the acquisition and development of physician radiation practices in California, Colombia, Kentucky and South Carolina. The following table summarizes the acquisition and development of physician radiation practices for the comparable periods:

Date	Sites	Location	Market	Type

April 2015	1	Corbin, Kentucky	Corbin — Kentucky	Hospital Based

August 2015	1	Medellin, Colombia	International (Colombia)	Acquisition

November 2015	1	Lompoc, California	Central California	De Novo

January 2016	1	Conway, South Carolina	Myrtle Beach — South Carolina	De Novo

Expenses

Salaries and benefits. Salaries and benefits decreased by $5.7 million, or 4.1%, from $142.6 million for the three months ended September 30, 2015 to $136.9 million for the three months ended September 30, 2016. Salaries and benefits as a percentage of total revenues increased from 54.4% for the three months ended September 30, 2015 to 55.7% for the three months ended September 30, 2016.  Additional staffing of personnel and physicians due to our growth in new practices and treatment centers during 2015 and 2016 contributed $0.2 million to our salaries and benefits. In addition, salaries and benefits increased $4.2 million from accrued severance payments associated with a reduction in our workforce. For existing practices and centers within our local markets, salaries and benefits decreased $9.3 million. Of the $9.3 million decrease, $3.6 million was due to the reduction of certain of our 2016 bonus programs, and the balance of the decrease was due to reductions in staff and compensation arrangements with physicians. Salaries and benefits were also impacted by the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.8 million.

Medical supplies. Medical supplies decreased by $0.3 million, or 1.3%, from $22.5 million for the three months ended September 30, 2015 to $22.2 million for the three months ended September 30, 2016. Medical supplies as a percentage of total revenues increased from 8.6% for the three months ended September 30, 2015 to 9.0% for the three months ended September 30, 2016. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. A decrease of approximately $0.3 million in our remaining practices, predominately related to the conversion of the Jacksonville medical oncology group to a professional services agreement, and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.1 million offset by approximately $0.1 million increase related to our growth in new practices and treatment centers during 2015 and 2016.

Facility rent expenses. Facility rent expenses increased by $0.4 million, or 2.7%, from $17.0 million for the three months ended September 30, 2015 to $17.4 million for the three months ended September 30, 2016. Facility rent expenses as a percentage of total revenues increased from 6.5% for the three months ended September 30, 2015 to 7.1% for the three months ended September 30, 2016. Approximately $0.1 million of the increase was related to our growth in new practices and treatment centers during 2015 and 2016 and an increase of approximately $0.5 million in our remaining practices, offset by the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.2 million.

Other operating expenses. Other operating expenses were unchanged at $16.0 million for the three months ended September 30, 2016 and 2015. Other operating expense as a percentage of total revenues increased from 6.1% for the three months ended September 30, 2015 to 6.5% for the three months ended September 30, 2016.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $0.1 million was related to our growth in new practices and treatment centers during 2015 and 2016, and an increase of approximately $0.2 million in our remaining practices and centers in existing local markets, offset by $0.2 million decrease relating to equipment rental expense relating to medical equipment refinancing, and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.1 million.

General and administrative expenses. General and administrative expenses decreased by $33.0 million, or 48.3%, from $68.3 million for the three months ended September 30, 2015 to $35.3 million for the three months ended September 30, 2016. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues decreased from 26.0% for the three months ended September 30, 2015 to 14.4% for the three months ended September 30, 2016.  The net decrease of $33.0 million in general and administrative expenses was due to a decrease of approximately $2.4 million in our existing practices and treatments centers in our local markets. The decrease in general and administrative expenses included decreases in litigation costs of approximately $38.6 million and a decrease of approximately $1.0 million in diligence costs relating to acquisitions and potential acquisitions of physician practices. In addition, professional services fees increased by $9.0 million due to additional costs incurred during the period associated with the restatement of our prior period financial statements and amendments and waivers to our 2015 Credit Agreement and Senior Notes.

Depreciation and amortization. Depreciation and amortization expense decreased by $1.1 million, or 5.0%, from $22.4 million for the three months ended September 30, 2015 to $21.3 million for the three months ended September 30, 2016. Depreciation and amortization expense as a percentage of total revenues increased from 8.6% for the three months ended September 30, 2015 to 8.7% for the three months ended September 30, 2016. Approximately $0.2 million was related to growth in new practices and treatment centers during 2015 and 2016 and a decrease in certain local markets of our depreciation and amortization by approximately $0.6 million and a decrease of approximately $0.5 million in amortization of certain non-compete agreements and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.2 million.

Provision for doubtful accounts. The provision for doubtful accounts increased by $3.0 million, or 53.3%, from $5.6 million for the three months ended September 30, 2015 to $8.6 million for the three months ended September 30, 2016.  The provision for doubtful accounts as a percentage of total revenues increased from 2.1% for the three months ended September 30, 2015 to 3.5% for the three months ended September 30, 2016. The increase as a percentage of revenue is partially due to third party payers assigning higher co-pays and shifting of payer responsibility to the patient, which results in increased bad debt expense. In addition, the provision for doubtful accounts has increased by approximately $3.3 million due to an increase in aged accounts receivable in SFRO’s legacy billing system as we transitioned to our practice management system platform.

Interest expense, net. Interest expense, increased by $3.4 million, or 14.2%, from $23.8 million for the three months ended September 30, 2015 to $27.2 million for the three months ended September 30, 2016. The increase of $3.4 million in interest expense was due to an increase of approximately $2.5 million in interest due to our average debt increase from $1.0 billion to $1.2 billion and an increase in interest expense of approximately $0.9 million due to an increase in our weighted average interest rate from 9.1% to 9.4%.

Other gains and losses.  During the three months ended September 30, 2016, we recorded a gain of $0.4 million on the disposal of property and equipment and $0.1 million in insurance recoveries, offset by a loss of $0.5 million related to the the decommissioning of our leased corporate aircraft and a loss of $0.5 million as a result of our ceased usage of, and entering into a sublease for, real estate property leased by us pursuant to an operating lease.

During the three months ended September 30, 2015, we received approximately $5.8 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill that occurred in 2010, partially offset by losses on the disposal of property and equipment of $0.1 million.

Impairment loss. During the three months ended September 30, 2016, we entered into an agreement to sell one of our owned facilities located in Boca Raton, Florida.  As a result of the sale, which generated $0.9 million in net cash proceeds in October 2016, we recorded an impairment loss of $0.8 million.

Fair value measurements. We funded a portion of the purchase price related to the OnCure and Kennewick, Washington acquisitions with contingent consideration. The contingent consideration is generally dependent on the acquiree achieving certain EBITDA thresholds. We estimated and recorded an earn-out liability for each of the acquisitions as of their respective acquisition dates. We estimate the fair value of the earn-out liabilities at each reporting date. Changes to the estimated earn-out liabilities are recorded in the fair value measurements caption in the consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2016 and 2015, we recorded immaterial changes in the fair value of earn-out liabilities.

Pursuant to the terms of a Subscription Agreement, immediately following the occurrence of a qualifying initial public offering or a qualifying merger, we will execute and deliver to Canada Pension Plan Investment Board (“CPPIB”) a Warrant Agreement (the “Warrant Agreement”) and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share. The warrants expire on the tenth anniversary of the date of issuance. The contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants qualify as an embedded derivative and are freestanding financial instruments, each requiring bifurcation and measured at fair value. As a result of us entering into Amendment No. 2 to the 2015 Credit Agreement, both of which are defined and further discussed in Note 13, and the capital event requirements required pursuant to Amendment No. 2, the Company reevaluated the timing and probability assumptions of each triggering event during the quarter ended September 30, 2016. Based on the current assumptions, for the three months ended September 30, 2016 and 2015, we recorded a $35.4 million loss and a $1.4 million loss, respectively, related to changes in the fair value of the CPPIB related embedded derivatives and warrants.

On July 2, 2015, we purchased the noncontrolling interest of SFRO. We structured a portion of the purchase with seller financing notes (“SFRO PIK Notes”) that contain clauses requiring payment acceleration of principal amounts as well as premium payments if the sellers achieve specific operational milestones. We determined that the contingent conversion features of the SFRO PIK Notes qualify as embedded derivatives, requiring bifurcation and classification as debt, measured at fair value. We estimate the fair value of embedded derivatives at each reporting date and record the change in fair value of the embedded derivatives to expense in the fair value measurements caption in the consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2016 and 2015, we recorded a $0.4 million gain and a $0.4 million loss, respectively, related to changes in the fair value of the SFRO PIK Notes embedded derivatives.

Income taxes.  Our effective tax rate was (4.2)% for the three months ended September 30, 2016 and (5.4)% for the three months ended September 30, 2015. The change in the effective tax rate for the three months ended September 30, 2016 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.

Net loss. Net loss increased by $23.3 million, from $55.2 million in net loss for the three months ended September 30, 2015 to $78.5 million in net loss for the three months ended September 30, 2016. Net loss represents (21.1)% of total revenues for the three months ended September 30, 2015 and net loss represents (31.9)% of total revenues for the three months ended September 30, 2016.

The following table presents summaries of our results of operations for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended		Nine Months Ended
(in thousands):	September 30, 2016		September 30, 2015
Revenues:
Net patient service revenue	$715,974	92.5%	$755,877	92.7%
Management fees	43,514	5.6	45,261	5.5
Other revenue	14,872	1.9	14,965	1.8
Total revenues	774,360	100.0	816,103	100.0
Expenses:
Salaries and benefits	414,610	53.5	436,996	53.5
Medical supplies	74,215	9.6	73,563	9.0
Facility rent expenses	52,304	6.8	50,821	6.2
Other operating expenses	47,678	6.2	46,994	5.8
General and administrative expenses	101,070	13.1	141,341	17.3
Depreciation and amortization	63,412	8.2	66,775	8.2
Provision for doubtful accounts	17,270	2.2	13,683	1.7
Interest expense, net	77,353	10.0	73,836	9.0
Other gains and losses	(12,699)	(1.6)	(7,363)	(0.9)
Impairment loss	2,595	0.3	—	—
Early extinguishment of debt	—	—	37,390	4.6
Fair value measurements	22,187	2.9	8,404	1.0
(Gain) loss on foreign currency transactions	300	—	537	0.1
Total expenses	860,295	111.2	942,977	115.5
Loss before income taxes and equity interest in net income of joint ventures	(85,935)	(11.2)	(126,874)	(15.5)
Income tax expense	7,967	1.0	7,198	0.9
Net loss before equity interest in net income of joint ventures	(93,902)	(12.2)	(134,072)	(16.4)
Equity interest in net income of joint ventures, net of tax	957	0.1	202	—
Net loss	(92,945)	(12.1)	(133,870)	(16.4)
Net income attributable to noncontrolling interests – redeemable and non-redeemable	(4,534)	(0.6)	(6,610)	(0.8)
Net loss attributable to 21st Century Oncology Holdings, Inc. shareholder	$(97,479)	(12.7)%	$(140,480)	(17.2)%

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenues

Net patient service revenue. For the nine months ended September 30, 2016 and 2015, net patient service revenue comprised 92.5% and 92.7%, respectively, of our total revenues.  In our net patient service revenue for the nine months ended September 30, 2016 and 2015, revenue from the professional-only component of radiation therapy where we do not bill globally (inclusive of professional and technical components) and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 31.8% and 32.1%, respectively, of our total revenues.

Management fees. Certain of the Company’s physician groups receive payments for their services and treatments rendered to patients.  Management fees are recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective physician groups are billed by the Company, as the exclusive billing agent of the physician groups, to patients, third-party payers, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each radiation therapy center. For the nine months ended September 30, 2016 and 2015, management fees comprised 5.6% and 5.5%, respectively, of our total revenues.

Other revenue. For the nine months ended September 30, 2016 and 2015, other revenue comprised approximately 1.9% and 1.8% of our total revenues, respectively. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians, and income for equipment leased by joint venture entities.

Total revenues. Total revenues decreased by $41.7 million, or 5.1%, from $816.1 million for the nine months ended September 30, 2015 to $774.4 million for the nine months ended September 30, 2016. Net patient service revenue in our domestic freestanding line of business declined $19.8 million, or 4.2%, as compared to the same period in the prior year. This decline was driven by a 3.0% decline in total radiation oncology treatments per day and a 1.8% decline in net patient service revenue per radiation oncology treatment for the first nine months of 2016 as compared to the same period in the prior year.

Net patient service revenue in our ICC line of business declined $15.1 million, or 5.9%, as compared to the same period in the prior year.  The conversion of our Jacksonville medical oncology group to a professional services agreement (PSA) with the University of Florida, whereby the Company will invoice for chemotherapy administration only, eliminating the drug portion, drove $12.1 million of the decline in ICC revenue.

International net patient service revenue declined $8.1 million, or 9.2%, as compared to the same period in the prior year due to the devaluation in the Argentine Peso.  Excluding the impact of currency fluctuations, international revenue growth was approximately 36.1%, or $24.3 million, year over year.

Total revenue variance in the preceding paragraphs includes growth in new practices and treatment centers in new and existing local markets during 2015 and 2016 through the development and expansion of surgery practices in Florida and the acquisition and development of physician radiation practices in California, Colombia, Florida, Kentucky, North Carolina, Rhode Island, South Carolina and Washington. The following table summarizes the acquisition and development of physician radiation practices for the comparable periods:

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

Expenses

Salaries and benefits. Salaries and benefits decreased by $22.4 million, or 5.1%, from $437.0 million for the nine months ended September 30, 2015 to $414.6 million for the nine months ended September 30, 2016. Salaries and benefits as a percentage of total revenues were unchanged at 53.5% for the nine months ended September 30, 2016 and 2015. Additional staffing of personnel and physicians due to our growth in new practices and treatment centers during 2015 and 2016 contributed $1.7 million to our salaries and benefits. In addition, salaries and benefits increased $4.3 million from accrued severance payments associated with a reduction in our workforce.  For existing practices and centers within our local markets, salaries and benefits decreased $25.6 million. Of the $25.6 million decrease, $6.3 million was due to the reduction of certain of our 2016 bonus programs, and the balance of the decrease was due to reductions in staff and compensation arrangements with physicians. Salaries and benefits were also impacted by the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $2.8 million.

Medical supplies. Medical supplies increased by $0.6 million, or 0.9%, from $73.6 million for the nine months ended September 30, 2015 to $74.2 million for the nine months ended September 30, 2016. Medical supplies as a percentage of total revenues increased from 9.0% for the nine months ended September 30, 2015 to 9.6% for the nine months ended September 30, 2016. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services, pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy-related drugs and other medical supplies. Approximately $0.2 million of the increase was related to our growth in new practices and treatment centers during 2015 and 2016. In our practices and centers in existing local markets, medical supplies increased by approximately $0.9 million as a result of expanded medical oncology services which provide for increase in certain chemotherapy drugs within certain of our Florida east coast practices, which was offset by a $0.5 million decrease related to the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners.

Facility rent expenses. Facility rent expenses increased by $1.5 million, or 2.9%, from $50.8 million for the nine months ended September 30, 2015 to $52.3 million for the nine months ended September 30, 2016. Facility rent expenses as a percentage of total revenues increased from 6.2% for the nine months ended September 30, 2015 to 6.8% for the nine months ended September 30, 2016. Approximately $0.5 million of the increase was related to our growth in new practices and treatment centers during 2015 and 2016 and an increase of approximately $1.6 million in our remaining practices, offset by the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.6 million.

Other operating expenses. Other operating expenses increased by $0.7 million, or 1.5%, from $47.0 million for the nine months ended September 30, 2015 to $47.7 million for the nine months ended September 30, 2016. Other operating expense as a percentage of total revenues increased from 5.8% for the nine months ended September 30, 2015 to 6.2% for the nine months ended September 30, 2016.  Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $0.6 million of the increase was related to our growth in new practices and treatment centers during 2015 and 2016 and an increase of approximately $1.2 million in our remaining practices and centers in existing local markets, offset by approximately $0.7 million decrease relating to equipment rental expense relating to medical equipment refinancing, and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.4 million.

General and administrative expenses. General and administrative expenses decreased by $40.2 million, or 28.5%, from $141.3 million for the nine months ended September 30, 2015 to $101.1 million for the nine months ended September 30, 2016. General and administrative expenses principally consist of professional service fees, consulting, office supplies and expenses, insurance, marketing and travel costs. General and administrative expenses as a percentage of total revenues decreased from 17.3% for the nine months ended September 30, 2015 to 13.1% for the nine months ended September 30, 2016.  The net decrease of $40.2 million in general and administrative expenses was due to increases of approximately $0.3 million relating to our growth in new practices and treatment centers during 2015 and 2016. The decrease in general and administrative expenses included decreases in litigation costs of approximately $55.8 million and a decrease of approximately $2.7 million in diligence costs relating to acquisitions and potential acquisitions of physician practices. Increases in general and administrative expenses of approximately $0.8 million in our remaining practices and treatments centers in our existing local markets. In addition, professional services fees increased by $17.2 million due to additional costs incurred during the period associated with the restatement of our prior period financial statements and amendments and waivers to our 2015 Credit Agreement and Senior Notes.

Depreciation and amortization. Depreciation and amortization expense decreased by $3.4 million, or 5.0%, from $66.8 million for the nine months ended September 30, 2015 to $63.4 million for the nine months ended September 30, 2016. Depreciation and amortization expense as a percentage of total revenues remained constant at 8.2% for the nine months ended September 30, 2016 and 2015. Depreciation and amortization expense increased by approximately $0.8 million related to growth in new practices and treatment centers during 2015 and 2016 offset by a decrease in certain local markets by approximately $2.3 million and decreases of approximately $1.1 million in amortization of certain non-compete agreements and the deconsolidation of a radiation practice and termination of certain arrangements with hospital partners of approximately $0.8 million.

Provision for doubtful accounts. The provision for doubtful accounts increased by $3.6 million, or 26.2%, from $13.7 million for the nine months ended September 30, 2015 to $17.3 million for the nine months ended September 30, 2016.  The provision for doubtful accounts as a percentage of total revenues increased from 1.7% for the nine months ended September 30, 2015 to 2.2% for the nine months ended September 30, 2016. The increase is partially due to third party payers assigning higher co-pays and shifting of payer responsibility to the patient, which results in increased bad debt expense. In addition, the provision for doubtful accounts has increased by approximately $3.3 million due to an increase in aged accounts receivable in SFRO’s legacy billing system as we transitioned to our practice management system platform.

Interest expense, net. Interest expense, net increased by $3.6 million, or 4.8%, from $73.8 million for the nine months ended September 30, 2015 to $77.4 million for the nine months ended September 30, 2016. The increase of $3.6 million in interest expense was due to an increase of approximately $7.5 million in interest due to our average debt increase from $1.0 billion to $1.1 billion offset by a decrease in interest expense of approximately $4.0 million due to a decrease in our weighted average interest rate from 9.4% to 8.9%.

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

During the nine months ended September 30, 2016, we also recorded a gain of $0.5 million on the disposal of property and equipment, $0.1 million in insurance recoveries, and received approximately $0.5 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill that occurred in 2010. These gains were partially offset by a loss of $0.5 million related to the the decommissioning of our leased corporate aircraft and a loss of $0.5 million as a result of our ceased usage of, and entering into a sublease for, real estate property leased by us pursuant to an operating lease.

During the nine months ended September 30, 2015, we recorded a gain of $0.2 million on the disposal of property and equipment, a gain of $5.8 million from the Deepwater Horizon Settlement Program for damanges suffered as a result of the Deepwater Horizon Oil Spill that occurred in 2010 and $1.4 million of insurance recoveries from damages suffered from a fire in one of our North Carolina radiation treatment centers that occurred during 2011.

Impairment loss. During the nine months ended September 30, 2016, we entered into an agreement to terminate an OnCure management services agreement prior to the end of its expiration date. We reviewed the management services agreement for impairment and recorded an impairment loss of approximately $1.8 million.

During the nine months ended September 30, 2016, we entered into an agreement to sell one of our owned facilities located in Boca Raton, Florida.  As a result of the sale, which generated $0.9 million in net cash proceeds in October 2016, we recorded an impairment loss of $0.8 million.

Early extinguishment of debt. During the nine months ended September 30, 2015, we incurred an expense of approximately $37.4 million from the early extinguishment of debt as a result of the $1.0 billion in debt refinancing in April 2015. We paid approximately $24.9 million in premium payments for the early retirement of our $350.0 million senior secured second lien notes and our $380.1 million senior subordinated notes, along with the tender offer premium payments on our $75.0 million senior secured notes. As a result of the debt refinancing, we wrote-off approximately $3.1 million in original issue discount and $9.4 million in deferred financing costs.

Fair value measurements. We funded a portion of the purchase price related to the OnCure and Kennewick, Washington acquisitions with contingent consideration. The contingent consideration is generally dependent on the acquiree achieving certain EBITDA thresholds. We estimated and recorded an earn-out liability for each of the acquisitions as of their respective acquisition dates. We estimate the fair value of the earn-out liabilities at each reporting date. Changes to the estimated earn-out liabilities are recorded to expense in the fair value measurements caption in the consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2016 and 2015, we recorded a $0.0 million loss and a $0.5 million gain, respectively, related to changes in the fair value of earn-out liabilities.

Pursuant to the terms of a Subscription Agreement, immediately following the occurrence of a qualifying initial public offering or a qualifying merger, we will execute and deliver to CPPIB the Warrant Agreement and issue to CPPIB warrants to purchase shares of our common stock having a then-current value of $30 million, at a purchase price of $0.01 per share. The warrants expire on the tenth anniversary of the date of issuance. The contingent events that could trigger the conversion of the Series A Preferred Stock to common stock and issuance of warrants qualify as an embedded derivative and are freestanding financial instruments, each requiring bifurcation and measured at fair value. As a result of us entering into Amendment No. 2 to the 2015 Credit Agreement and the capital event requirements pursuant to Amendment No. 2, the Company reevaluated the timing and probability assumptions of each triggering event during the quarter ended September 30, 2016. Based on the current assumptions, for the nine months ended September 30, 2016 and 2015, we recorded a loss of $22.3 million and $8.5 million, respectively, related to changes in the fair value of the CPPIB related embedded derivatives and warrants.

On July 2, 2015, we purchased the noncontrolling interest of SFRO. We structured a portion of the purchase with seller financing notes  that contain clauses requiring payment acceleration of principal amounts as well as premium payments if the sellers achieve specific operational milestones. We determined that the contingent conversion features of the SFRO PIK Notes qualify as embedded derivatives, requiring bifurcation and classification as debt, measured at fair value. We estimate the fair value of embedded derivatives at each reporting date and record the change in fair value of the embedded derivatives to expense in the fair value measurements caption in the consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2016 and 2015 we recorded a $0.1 million gain and a $0.4 million loss, respectively, related to changes in the fair value of the SFRO PIK Notes embedded derivatives.

Income taxes.  Our effective tax rate was (9.3)% for the nine months ended September 30, 2016 and (5.7)% for the nine months ended September 30, 2015. The change in the effective tax rate for the nine months ended September 30, 2016 compared to the same period of the year prior is primarily the result of the relative mix of earnings and tax rates across jurisdictions, and the application of ASC 740-270 to exclude certain jurisdictions for which we are unable to benefit from losses.

Net loss. Net loss decreased by $41.0 million, from $133.9 million in net loss for the nine months ended September 30, 2015 to $92.9 million in net loss for the nine months ended September 30, 2016. Net loss represents (16.4)% of total revenues for the nine months ended September 30, 2015 and represents (12.1)% of total revenues for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our principal capital requirements are for working capital, acquisitions, expansion and de novo treatment center development. Working capital is funded through cash from operations, supplemented, as needed and when available, by our revolving credit facility. We finance our operations, capital expenditures and acquisitions through a combination of borrowings and cash generated from operations.

We are currently highly leveraged and our sources of liquidity are limited. As of September 30, 2016, we had $1.1 billion of debt outstanding. We have experienced and continue to experience losses from operations and negative cash flows. We reported net losses of approximately $126.8 million, $92.9 million and $133.9 million for the year ended December 31, 2015 and for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, we had $49.7 million of unrestricted cash and were fully drawn under our revolver.

Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•making it more difficult for us to satisfy our obligations with respect to debt;

•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•increasing our vulnerability to general adverse economic and industry conditions;

•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•placing us at a disadvantage compared to other, less leveraged competitors; and

•increasing our cost of borrowing.

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

On September 9, 2016, we satisfied the First Capital Event. In addition, we satisfied the minimum liquidity covenant as of September 30, 2016 and October 31, 2016. While the Company is pursuing a variety of initiatives to satisfy the other requirements of the 2015 Credit Agreement and Senior Notes Indenture, we do not have firm commitments to obtain the required equity or dispose of assets in place, and we may not be able to maintain the required levels of liquidity.  Consequently there is substantial doubt about the Company’s ability to continue as a going concern.

In the event we are unable to meet the other requirements, we will need to identify alternative options, such as a debt refinancing, a sale of the Company or other strategic transaction, or a transformative transaction, such as a possible restructuring or reorganization of the Company’s operations. In addition, the perception that we may not be able to continue as a going concern may negatively and materially impact our existing and future business relationships, and others may choose not to deal with us at all due to concerns about our ability to meet our contractual obligations.

On November 1, 2016, we failed to make a semi-annual interest payment as required by the Senior Notes Indenture governing our Senior Notes. The failure to make such interest payment, if not cured within 30 days, will result in an event of default under the Senior Notes Indenture.

Should an event of default occur under the Senior Notes Indenture, a cross-default would occur under our 2015 Credit Facilities. Following an event of default under the Senior Notes Indenture or 2015 Credit Facilities, the holders of the Senior Notes or lenders under the 2015 Credit Facilities, as applicable, could accelerate our indebtedness outstanding under the Senior Notes Indenture or 2015 Credit Facilities, as applicable. In addition, other obligations could be accelerated, including the Series A Preferred Stock, other debt and capital leases and certain operating leases.

We intend to utilize the available 30-day cure period under the Senior Notes Indenture to work with our lenders, bondholders and stakeholders to address the potential default, however, there can be no assurance we will be able to cure the default within the 30-day cure period.

Within the last year, we have remitted significant amounts of cash to CMS as a result of the fluorescence in situ hybridization (“FISH”) and GAMMA settlements totaling $19.8 million and $34.7 million respectively, the Meaningful Use attestation issue totaling $8.8 million and other compliance related matters.  In addition, significant cash outlays have been associated with these same matters, including legal, compliance and accounting fees.

The restatement of our financial statements from 2010 through 2015 resulted in significant amounts of cash outlays including $10.4 million in restatement fees and services and amendment and waiver fees totaling $7.8 million through September 30, 2016.

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

Cash Flows From Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2016 was $42.8 million and net cash provided by operating activities was $33.3 million for the nine month period ended September 30, 2015.

Net cash provided by operating activities decreased by $76.2 million from $33.3 million provided by operating activities for the nine month period ended September 30, 2015 to $42.8 million used in operating activities for the nine month period ended September 30, 2016 predominately related to payments for certain compliance matters of approximately $41.2 million, which includes $34.7 million payment for the GAMMA Settlement, $0.8 million for legal fees associated with the GAMMA and FISH settlements and refund payments of approximately $8.8 million in connection with electronic health records incentive payments received  under the Health Information Technology for Economic and Clinical Health Act as a result of meaningful use attestations submitted on behalf of certain Company employed physicians.  In addition, we spent approximately $10.4 million through September 30, 2016 related to the costs associated with the restatement of previously issued financial statements and $7.8 million related to debt amendments and waivers.  The change in accounts receivable from cash from operations is a result of a number of factors, including delays with provider enrollment and participation status with insurance plans for SFRO providers,  increases in patient accounts receivable relating to deductibles, coinsurance, and copays and disputes with certain insurance companies related to denial of claims.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine month periods ended September 30, 2016 and 2015 was $20.1 million and $59.2 million, respectively.

Net cash used in investing activities decreased by $39.1 million, from $59.2 million for the nine month period ended September 30, 2015 to $20.1 million for the nine month period ended September 30, 2016. On January 1, 2016, we contributed our Greenville, North Carolina treatment center operations into a newly formed joint venture (“Newco”). Simultaneously, a local hospital system contributed its Greenville, North Carolina treatment center operations into Newco and purchased additional ownership interests from us for approximately $6.2 million. As a result of the transaction, we own 50% of Newco. In addition, we purchased approximately $24.2 million in property and equipment during the nine months ended September 30, 2016.

During the nine month period ended September 30, 2015, net cash used in investing activities was impacted by approximately $33.1 million related to the acquisition of medical practices. On January 2, 2015, we purchased an 80% equity interest in a legal entity that operates a radiation oncology facility in Kennewick, Washington for approximately $19.2 million, subject to working capital and other customary adjustments. The transaction was funded with $17.7 million in cash, assumed capital lease obligation of $0.3 million, and a $1.3 million contingent earn-out payment. On January 6, 2015, we purchased the assets of a radiation oncology practice located in Warrick, Rhode Island for approximately $8.0 million in cash. On January 6, 2015, we purchased the assets of a radiation oncology practice we already managed located in Hollywood, Florida for approximately $0.5 million in cash. During 2015, we paid approximately $7.0 million associated with settlement of reserve funds pursuant to the OnCure, SFRO, and other acquisitions. In addition, we purchased approximately $33.6 million in property and equipment for the nine months ended September 30, 2015.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine month period ended September 30, 2016 was $47.5 million and net cash used in financing activities for the nine months period ended September 30, 2015 was $25.4 million.

During the quarter ended March 31, 2016, we drew an additional $60.0 million in our revolving credit facility to increase our liquidity position. Through September 2016, we paid approximately $2.6 million in loan costs and $5.9 million in debt modification costs related to our amendments and waivers to the 2015 Credit Agreement and Senior Notes Indenture.

On September 9, 2016, we issued to CPPIB, in a private placement, an aggregate of 25,000 newly issued shares of our Series A Convertible Redeemable Preferred Stock for a purchase price of $25.0 million.

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

For the nine months ended September 30, 2015, we paid approximately $25.6 million in loan costs from our refinancing of our long-term debt with the issuance on new subordinated notes due 2023 and a new senior credit facility and incurred costs of approximately $0.9 million. With the refinancing of our long term debt, we paid approximately $24.9 million related to breakage, premium call payments and tender offer payments on our $380.1 million senior subordinated notes, $350.0 million senior secured second lien notes and our $75.0 million senior secured notes.

We paid approximately $8.5 million predominately related to the OnCure notes and paid the earn-out liability and finalized the reserve liability relating to the bankruptcy exit of OnCure Holdings, LLC, along with payments of earn-out liabilities related to two previous acquisitions in North Carolina.

We had partnership distributions from non-controlling interests of approximately $3.2 million and $4.1 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Loans under the 2015 Revolving Credit Facility are subject to the following interest rates:

(a) for loans which are Eurodollar loans, including London Interbank Offered Rate (“LIBOR”) loans, for any interest period, at a rate per annum equal to a percentage equal to (i) the rate per annum as administered by ICE Benchmark Administration, determined on the basis of the rate for deposits in dollars for a period equal to such interest period commencing on the first day of such interest period as of 11:00 A.M., London time, two business days prior to the beginning of such interest period divided by (ii) 1.0 minus the then stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of euro currency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D), plus (iii) an applicable margin of between 5.625% and 6.125%, based upon a total leverage pricing grid; and

(b) for loans which are base rate loans, (i) the greatest of (A) the 2015 Administrative Agent’s prime lending rate on such day, which was 3.50% as of September 30, 2016, (B) the federal funds effective rate at such time plus ½ of 1%, and (C) the Eurodollar Rate for a Eurodollar Loan with a one-month interest period commencing on such day plus 1.00%, plus (ii) an applicable margin of between 4.625% and 5.125%, based upon a total leverage pricing grid.

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

The 2015 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of 21C and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness, including the Senior Notes; change the nature of the business; engage in certain transactions with affiliates; and incur restrictions on the ability of 21C’s subsidiaries to make distributions, advances and asset transfers.  In addition, under the 2015 Credit Facilities, we are required to (i) maintain minimum liquidity of at least $40.0 million (tested monthly) and (ii) comply with a consolidated leverage ratio (tested quarterly) of 7.50 to 1.00 until March 30, 2018, stepping down to 6.25 to 1.00 thereafter. The consolidated leverage ratio is as follows as of September 30, 2016:

	Requirement at September 30, 2016	Level at September 30, 2016
Maximum permitted consolidated leverage ratio	< 7.50 to 1.00	7.14 to 1.00

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

Additionally, Amendment No. 1 waived any cross-default that may have arisen under the 2015 Credit Agreement prior to or on July 31, 2016 as a result of a default or event of default under the indenture governing the Senior Notes, which occurred as a result of the Company’s failure to timely deliver to the trustee under the indenture governing the Senior Notes its annual report on Form 10-K for the year ended December 31, 2015 and its quarterly report on Form 10-Q for the quarter ended March 31, 2016. Amendment No. 1 further provides that the interest rate applicable to the loans under the Credit Agreement increases in each case by 0.125% per annum as of July 1, 2016.

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

21C used the net proceeds from the offering, together with cash on hand and borrowings under the 2015 Credit Facilities, to repay our $90.0 million Term Facility, to redeem our 97/8% Senior Subordinated Notes due 2017 and our 87/8% Senior Secured Second Lien Notes due 2017, to repurchase a portion of the 113/4% Senior Secured Notes due 2017 issued by OnCure, to pay related fees and expenses and for general corporate purposes. We incurred approximately $26.5 million in transaction fees and expenses, including legal, accounting, and other fees associated with the offering.

The Senior Notes were issued pursuant to the indenture, dated April 30, 2015 (the “Senior Notes Indenture”), among 21C, the Guarantors and Wilmington Trust, National Association, as trustee, governing the Senior Notes. As of September 30, 2016, 21C had $360.0 million aggregate principal amount of Senior Notes outstanding.

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

Acquisitions and Developments

The following table summarizes our change in radiation therapy centers in which we operate for the nine months ended September 30, 2016:

2016
Radiation therapy centers at beginning of period	181
Internally developed / reopened	1
Acquired	1
Closed	(3)
Radiation therapy centers at period end	180

When we acquire a radiation therapy center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

On January 1, 2016, we contributed our Greenville, North Carolina radiation treatment center to a newly formed joint venture (“Newco”). Simultaneously, a local hospital system contributed its Greenville, North Carolina radiation treatment center to Newco and purchased additional ownership interests from us for approximately $6.2 million. As a result of the transaction, we own 50% of Newco and are providing management services to both radiation treatment centers. In addition, we determined we do not control Newco, and as of January 1, 2016, we deconsolidated the operations of our Greenville radiation treatment center.

On January 19, 2016 we commenced operations at a de novo radiation therapy center located in Conway, South Carolina.

During the nine months ended September 30, 2016, we ceased operations at three facilities located in Arizona, Maryland and Massachusetts.

As of September 30, 2016, we have two de novo radiation treatment centers under construction in South Carolina and the Dominican Republic.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, our off-balance sheet obligation consisted of $3.5 million in letters of credit. We do not currently have any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. As of September 30, 2016, our exposure to market risk has not changed materially since December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. This evaluation identified material weaknesses in our internal control over financial reporting as noted below in Management’s Report on Internal Control over Financial Reporting. Based on the evaluation of these material weaknesses, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
•

implemented an annual certification process requiring management employees to attest that their areas of responsibility are in compliance with applicable laws, regulations and internal policies and procedures; and established a Regulatory Affairs Department charged with responsibility for our meaningful use process, including oversight and testing of compliance with criteria prior to submitting attestations;

•	integrated the SFRO revenue cycle and practice management system platform into our revenue cycle systems;
•	addressed SFRO integration items related to appropriate segregation of duties over cash, financial application access controls, and expenditure processing;
•	implemented controls and procedures to improve processes and communications around non-routine or complex transactions; and
•	strengthened our disclosure committee with formalized processes to enhance the transparency of our external financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to any legal proceedings previously disclosed in our most recently filed 10-K and 10-Q. Refer to Note 14 Commitments and Contingencies, to our condensed consolidated financial statements for a description of currently pending legal proceedings.

Item 1A. Risk Factors.

Our substantial debt could adversely affect our financial condition.

        We have $1.1 billion of total debt outstanding as of September 30, 2016. Our high level of debt could have adverse effects on our business and financial condition. Specifically, our high level of debt could have important consequences, including the following:

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

•    placing us at a disadvantage compared to other, less leveraged competitors; and

•    increasing our cost of borrowing.

        Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. On November 1, 2016, we failed to make a semi-annual interest payment as required by the Senior Notes Indenture governing our Senior Notes. The failure to make such interest payment, if not cured within 30 days, will result in an event of default under the Senior Notes Indenture.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to identify alternative options, such as a debt refinancing, a sale of the Company or other strategic transaction, or a transformative transaction, such as a possible restructuring or reorganization of the Company's operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2016, we issued issued to Canada Pension Plan Investment Board, an aggregate of 25,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share, for a purchase price of $25.0 million. The private placement was conducted in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of 21st Century Oncology Holdings, Inc. (incorporated by reference to Exhibit 3.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 9, 2016).

4.1

Second Supplemental Indenture, dated as of July 25, 2016, among 21st Century Oncology, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on July 28, 2016).

4.2

Third Supplemental Indenture, dated as of August 16, 2016, among 21st Century Oncology, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on August 16, 2016).

10.1

Amendment No. 2 and Waiver, dated as of August 15, 2016, to the Credit Agreement, dated as of April 30, 2015, among 21st Century Oncology, Inc., 21st Century Oncology Holdings, Inc., the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and the other agents and arrangers named therein (incorporated by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on August 16, 2016).

10.2

Executive Employment Agreement, dated as of September 8, 2016, by and among 21st Century Oncology Holdings, Inc. and William R. Spalding (incorporated by reference to Exhibit 10.1 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 9, 2016).

10.3

Letter Agreement, dated as of September 8, 2016, by and among 21st Century Oncology Holdings, Inc., 21st Century Oncology Investments, LLC and Dr. Daniel Dosoretz (incorporated by reference to Exhibit 10.2 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 9, 2016).

10.4

Subscription Agreement, dated as of September 9, 2016, by and among 21st Century Oncology Investments, LLC, 21st Century Oncology Holdings, Inc., 21st Century Oncology, Inc., and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.3 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 9, 2016).*

10.5

Third Amended and Restated Securityholders Agreement, dated as of September 9, 2016, by and among 21st Century Oncology Investments, LLC, 21st Century Oncology Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.4 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 9, 2016).

10.6

Eighth Amended and Restated Limited Liability Company Agreement of 21st Century Oncology Investments, dated as of September 9, 2016 (incorporated by reference to Exhibit 10.5 to 21st Century Oncology Holdings, Inc.’s Current Report on Form 8-K filed on September 9, 2016).*

10.7

Amendment No. 1 and Waiver to Amended and Restated Management Agreement, dated September 9, 2016, among 21st Century Oncology, Inc., 21st Century Oncology Investments, LLC and Vestar Capital Partners, LLC.¥

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ¥

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ¥

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Supplemental Financial Information. ¥

101

The following financial information from 21st Century Oncology Holdings, Inc. Quarterly Report on Form 10-Q for the period September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) Notes to Interim Condensed Consolidated Financial Statements.  ¥

*         Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

¥         Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21ST CENTURY ONCOLOGY HOLDINGS, INC.

Date: November 14, 2016
	By:	/s/ LEANNE M. STEWART
LeAnne M. Stewart
Chief Financial Officer
(Principal Financial Officer)